Form 10-Q
period 1996-03-31
DATA BROADCASTING CORPORATION
filed 1996-05-14
CIK 888165

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

          Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the quarterly period ended March 31, 1996.

                        Commission file number 0-20311

                      DATA BROADCASTING CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                               13-3668779
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)             Identification Number)

   7050 Union Park Center
          Suite 600                        3490 Clubhouse Drive, I-2
   Midvale, Utah  84047                     Jackson, Wyoming  83001
  (Address of principal                      (Address of principal
   administrative offices)                     executive offices)

Registrant's telephone number, including area code:
        (801) 562-2252                             (307) 733-9742

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 Yes   X                  No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 8, 1996 was 31,066,408.

PART I.- FINANCIAL INFORMATION

Item 1.  Financial Statements


                    DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                         (In thousands, except per share data)

                                  Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                                   1996       1995           1996      1995
REVENUES                        $28,364    $19,564        $84,197   $57,879

COSTS AND EXPENSES
  Cost of services               10,929      8,220         32,693    24,694
  Selling, general
     and administrative           9,218      6,243         27,117    18,513
  Depreciation and
     amortization                 4,094      2,634         12,220     7,645
  Merger and consolidation costs    155          -          1,865         -
  Total costs and expenses       24,396     17,097         73,895    50,852

INCOME FROM OPERATIONS            3,968      2,467         10,302     7,027
Interest and other (expense)
   income, net                     (283)      (363)          (932)   (1,030)

INCOME BEFORE REORGANIZATION
  ITEMS AND INCOME TAXES          3,685      2,104          9,370     5,997

CNBC proceeds,
  net of obligations              3,299     14,135          3,299    14,135
Other reorganization items, net       -        (18)             -       307
  Total reorganization items      3,299     14,117          3,299    14,442

INCOME BEFORE INCOME TAXES        6,984     16,221         12,669    20,439
Provision for income taxes        2,864      5,897          5,574     7,540

NET INCOME                       $4,120    $10,324         $7,095   $12,899

NET INCOME PER SHARE:
  Primary                         $0.13      $0.43          $0.22     $0.54

  Fully diluted                   $0.12      $0.43          $0.22     $0.53

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING:
  Primary                        32,145     23,881         31,974    24,100
  Fully diluted                  33,276     24,021         32,827    24,159

      See accompanying notes to consolidated financial statements.

                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                     (In thousands)

                                             March 31,          June 30,
ASSETS                                        1996                1995
Current Assets:
  Cash and cash equivalents                  $16,729            $32,267
  Restricted cash                              7,463              2,105
  Accounts receivable, net                     8,334              6,307
  Receivable from ADP                            345              1,268
  Components and supplies                      3,447              3,444
  Other current assets                         6,607              4,619
    Total Current Assets                      42,925             50,010
Property and equipment, less
  accumulated depreciation of
  $28,257 and $21,408                         20,882             18,007
Software development costs, net of
  accumulated amortization of $2,088
  and $1,205                                   4,575              4,217
Goodwill, net of accumulated amortization
  of $5,083 and $4,677                        69,635             69,650
Deferred tax assets, net                       9,587             14,030
Other assets                                   6,938              7,106
    TOTAL ASSETS                            $154,542           $163,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $ 6,897            $ 7,215
  Payable from restricted
     cash                                      7,212              1,907
  Payable to BII stockholders                    195             13,484
  Accrued liabilities                          7,943             14,514
  Current maturities of long-term debt           913              7,210
  Other current liabilities                      795              1,289
                                              23,955             45,619
Obligations for billings
  in advance of services                       7,135              7,391
    Total Current Liabilities                 31,090             53,010
Long-term debt                                 5,531              8,903
Other non-current liabilities                  4,910              4,392
    TOTAL LIABILITIES                         41,531             66,305

Commitments and contingencies

Stockholders' Equity:
  Common stock:  Issued and
       outstanding, 31,174,624 and
       29,272,667                                312                293
  Additional paid-in capital                  81,384             72,202
  Retained earnings                           31,315             24,220
    TOTAL STOCKHOLDERS' EQUITY               113,011             96,715
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $154,542           $163,020

             See accompanying notes to consolidated financial statements.

            DATA BROADCASTING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                  Nine Months Ended
                                                        March 31,
                                              1996                1995
CASH FLOWS PROVIDED BY
  (USED IN) OPERATING ACTIVITIES:
Net income                                   $ 7,095            $12,899
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization               12,220              7,645
  Deferred income taxes                        3,572              1,074
  CNBC proceeds, net of
      obligations and taxes                   (1,847)            (8,949)
Other non-cash items, net                      2,497                376
Changes in operating assets
  and liabilities, net                        (9,957)            (2,393)
NET CASH PROVIDED BY OPERATING ACTIVITIES     13,580             10,652

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash paid for acquisitions                 (18,406)              (675)
  Purchase of property and equipment          (9,852)            (6,632)
  Receipt of contingent payment
    from CNBC                                  7,738             26,611
  Increase in restricted cash                 (5,566)           (26,100)
  Proceeds from the sale of Shark              1,331                  -
  Capitalized software development costs      (1,241)            (1,652)
  Investment in joint ventures                (1,134)               (65)
  Other, net                                    (408)             1,023
NET CASH USED IN INVESTING ACTIVITIES        (27,538)            (7,490)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of long-term debt                 (11,184)            (1,911)
  Exercise of common stock options
    and warrants                               6,324                286
  Issuance of long-term debt                   3,500                  -
  Other, net                                    (220)               (21)
NET CASH USED IN
  FINANCING ACTIVITIES                        (1,580)            (1,646)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                           (15,538)             1,516

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         32,267              3,965

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $16,729             $5,481

See accompanying notes to consolidated financial statements.

                      DATA BROADCASTING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and nine months ended March 31, 1996 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995.


2.  ACQUISITIONS

On June 30, 1995, the Company consummated its acquisition of Broadcast International, Inc. ("BII"). The following unaudited pro forma combined results of operations for the nine months ended March 31, 1995 assume the acquisition had occurred on July 1, 1994. These results are not indicative of results that would have been obtained had the acquisition occurred on July 1, 1994, and are not intended to be a projection of future results.

     Revenues                      $90,020,000
     Net income                    $15,431,000
     Primary earnings per share          $0.51
     Fully diluted earnings per share    $0.51

In connection with the acquisition of BII, management developed and implemented plans to combine certain BII operations with the Company's existing operations and consolidate certain of BII's facilities in Utah. Therefore, as of June 30, 1995, the Company accrued, as part of the purchase price of BII, $1,369,000 to cover the cost of the involuntary termination of certain employees and obligations for leased space that will become idle as a result of the consolidation of facilities. During the three and nine months ended March 31, 1996, the Company charged approximately $141,000 and $775,000, respectively, of severance and lease costs against this accrual. In addition, the Company expensed merger and consolidation costs of $155,000 and $1,865,000 in the three and nine months ended March 31, 1996, respectively.


3.  LONG-TERM DEBT

In March 1996, the Company entered into a $36,500,000 loan agreement with Society National Bank, a KeyCorp subsidiary. The agreement provides for an acquisition line of credit of $30,000,000, a revolving line of credit of $3,000,000 and a term loan of $3,500,000. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing over time. The term loan matures on December 31, 1999 with principal payments of $250,000 due quarterly beginning

                      DATA BROADCASTING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


September 30, 1996. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 7.6875% as of March 31, 1996. DBC had not drawn on the line of credit facilities as of March 31, 1996. This agreement includes various restrictive covenants and requires the Company to maintain certain financial ratios.
At March 31, 1996, the Company was in compliance with these covenants.


In conjunction with this agreement, DBC prepaid its outstanding bank debt by March 31, 1996 using the proceeds from the term loan and existing cash reserves, except for the term loan with Midlantic Bank, which was paid on April 29, 1996. At March 31, 1996, the Company has classified $2,030,000 as restricted cash and payable from restricted cash in anticipation of the April prepayment of the Midlantic obligation. DBC expects to record a pre-tax charge of approximately $373,000 in the fourth quarter of fiscal 1996 as a result of the prepayment of the Midlantic obligation.


4.  CNBC PROCEEDS AND OBLIGATIONS

On March 1, 1996, DBC received a final payment of approximately $7,738,000 from the Consumer News and Business Channel ("CNBC") as the result of the arbitration of matters related to CNBC's purchase of certain Financial News Network Inc. ("FNN") media assets in May 1991. The gross amounts payable for commissions, expenses and obligations to claimholders approximating $4,785,000, less claims owned by DBC of approximately $345,000, will be paid in the fourth quarter of fiscal 1996. As of March 31, 1996, approximately $3,320,000 of the proceeds had been classified as restricted cash and payable from restricted cash as required under the CNBC Proceeds Security Agreement.

5.  CONTINGENCIES

Under the terms of the merger agreement whereby the Company acquired Capital Management Sciences ("CMS"), DBC may pay the former CMS shareholders up to $6,840,000 of additional cash based on the pre-tax earnings of CMS over the three-year period commencing January 31, 1994 and ending January 31, 1997. Contingent cash payments will be added to the acquisition cost when determinable and amortized prospectively over the then remaining life of goodwill. As of March 31, 1996, the Company had paid $2,423,000 under these provisions and accrued $1,710,000 of additional payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Information Services Division ("ISD") includes DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital
Management Sciences ("CMS").   ISD provides real-time stock market quotes,
equity and fixed income analytics, financial market information and news, access to historical databases, and other information to individual investors, traders and institutional clients. ISD also provides sports data and information to sports enthusiasts. The Business Services Division includes Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants. The Company distributes its services via wireless communication devices that rely on FM subcarriers and satellite transmission, as well as cable television systems, telephone lines, the Internet and other means of transmission. BMI, ISN and CRI are subsidiaries of Broadcast International, Inc. ("BII"), acquired on June 30, 1995. Effective May 1, 1995, the Company sold substantially all of the assets of Shark Information Services Corp. ("Shark"), a provider of financial market information and analytical capabilities to institutional investors.

RESULTS OF OPERATIONS

                                  SELECTED FINANCIAL DATA ($ Thousands)
                                    For the Periods Ended March 31,

                                          Three Months         Nine Months
                                         1996      1995     1996      1995
Revenues:
  Information Services Division:
    DBC West                          $11,937   $10,269  $35,330   $29,812
    BMI                                 4,633         -   12,770         -
    CMS                                 4,043     3,404   11,488     9,732
  Business Services Division:
    ISN                                 3,673         -   13,610         -
    CRI                                 4,078         -   10,999         -
  Shark                                     -     5,891        -    18,335
                                       28,364    19,564   84,197    57,879

Cost of services                       10,929     8,220   32,693    24,694
Selling, general and administrative:
    Sales and marketing                 4,789     3,117   14,038     9,049
    G&A                                 4,429     3,126   13,079     9,464
Depreciation and amortization:
    Equipment and
      leasehold improvements            2,316     1,901    6,957     5,465
    Goodwill (tax deductible)             496       432    1,401     1,291
    Goodwill (non-deductible)             462         -    1,386         -
    Software development                  303       220      883       627
    All other                             517        81    1,593       262
Merger and consolidation costs            155         -    1,865         -
Income from operations               $  3,968   $ 2,467  $10,302   $ 7,027

Three Months
ISD revenues grew by 51 percent, primarily attributable to the acquisition of the BMI subscriber base. DBC West experienced a 15 percent increase in subscribers to 26,000 at March 31, 1996 from 22,700 at March 31, 1995. Over that period, DBC West revenues grew 16 percent from $10.3 million to $11.9 million. CMS revenues grew from $3.4 million to $4.0 million principally as a result of a 9 percent increase in its customer base from March 31, 1995 to March 31, 1996. BMI revenues increased 35 percent from $3.4 million for the three months ended March 31, 1995 to $4.6 million for the three months ended March 31, 1996.

Overall revenues at the Business Services Division decreased as compared with the quarter ended March 31, 1995. ISN revenues declined 16 percent from $4.4 million to $3.7 million while CRI revenues improved 17 percent from $3.5 million to $4.1 million. ISN typically records a significant amount of revenue upon installation of a new satellite network. This non-recurring revenue may distort quarterly comparisons from year to year, depending on the timing of new installations. This is the reason for ISN's revenue decline in the third quarter.

Revenues disclosed for the BII entities for the quarter ended March 31, 1995 have been presented for comparative purposes and were not included in DBC's consolidated results of operations.


Excluding $0.2 million of costs incurred in connection with the acquisition and consolidation of BII, operating income increased 67 percent and operating margins improved from 13 to 15 percent. The margin improvement was largely caused by the sale of the assets of Shark, effective May 1, 1995, which had no operating income during the third quarter of fiscal 1995 on $5.9 million of revenues. Operating margins for the other businesses decreased overall due to the Company's investment in new on-line businesses, international markets and CMS' new BondVu service, which aggregated approximately $1.3 million in the fiscal 1996 third quarter.

The $9.2 million of third quarter fiscal 1996 SG&A expenses were split evenly between selling costs and G&A expenses, a similar ratio to the comparable fiscal 1995 period. The increases in both categories are principally due to the BII acquisition. Excluding the BII entities, selling costs decreased $0.3 million and G&A expenses increased $0.1 million, as decreases from the sale of the assets of Shark were offset by increases at the other DBC divisions.

Of the $4.1 million in third quarter fiscal 1996 depreciation and amortization, $1.0 million is attributable to goodwill amortization.
This exceeds third quarter fiscal 1995 goodwill amortization by $0.5 million due to the acquisition of BII. The $0.9 million increase in other depreciation and amortization is primarily the result of fixed asset depreciation at the new BII entities. Excluding the effects of the BII acquisition, other depreciation and amortization decreased $0.6 million, largely due to the sale of the assets of Shark.

As the result of the arbitration of matters related to CNBC's purchase of certain FNN media assets in May 1991, DBC received a final payment of approximately $7.7 million in March 1996 from CNBC. The net proceeds after required commissions, expenses, payments to claimholders under FNN's Plan of Reorganization and taxes (the "CNBC net proceeds") approximated $1.9 million ($3.3 million before taxes).

The effective tax rate for the three months ended March 31, 1996 was 41 percent. This was higher than in the comparable 1995 period, principally because of non-deductible goodwill amortization associated with the BII acquisition. The Company expects its full year effective tax rate to be approximately 44 percent.

Excluding the CNBC net proceeds of $0.06 per share, net income totaled
$2.3 million, equal to $0.07 per primary share. Last year's third quarter net income was $1.3 million, excluding the $0.37 per share impact of the CNBC net proceeds received in the third quarter of fiscal 1995. Related primary earnings per share was $0.06 and based on 26 percent fewer shares outstanding. The increase in weighted average shares outstanding was mainly due to the issuance of 6.1 million shares and options to acquire 1.0 million shares related to the BII acquisition.

Nine Months
ISD revenues grew by 51 percent, primarily attributable to the acquisition of the BMI subscriber base and the aforementioned increase in DBC West and CMS subscribers. Over that period, DBC West revenues grew 19 percent from $29.8 million to $35.3 million and CMS revenues grew from $9.7 million to $11.5 million. BMI revenues increased 36 percent with $12.8 million for the first nine months of fiscal 1996 as compared to $9.4 million for the nine months ended March 31, 1995.

Both companies within the Business Services Division posted revenue increases over the nine months ended March 31, 1995. ISN revenues improved 5 percent from $12.9 million to $13.6 million and CRI revenues increased 12 percent from $9.8 million to $11.0 million.

Revenues disclosed for the BII entities for the nine months ended March 31, 1995 have been presented for comparative purposes and were not included in DBC's consolidated results of operations.

Excluding $1.9 million of costs incurred in connection with the acquisition and consolidation of BII, operating income increased 73 percent and operating margins improved from 12 to 14 percent. The margin improvement was largely caused by the sale of the assets of Shark, which had an operating margin of 3 percent during the first nine months of fiscal 1995. Operating margins for the other businesses decreased overall due to the Company's investment in new on-line businesses, international markets and CMS' new BondVu service, which aggregated approximately $3.3 million in the first three quarters of fiscal 1996.

Selling expenses for the nine months ended March 31, 1996 were $14.0 million compared with $9.0 million for the nine months ended March 31, 1995. The increase was primarily attributable to the acquisition of BII. Excluding the BII entities, selling expenses decreased by $0.5 million as increases at DBC West and CMS were offset by the sale of the assets of Shark. G&A expenses for the BII entities were $4.0 million, representing the total increase for the nine month period, while G&A expenses at the DBC entities declined by $0.4 million due to the sale of the assets of Shark.

Substantially all of the $1.5 million increase in year-to-date goodwill amortization was attributable to the acquisition of BII. Other depreciation and amortization increased by $3.1 million, of which the BII entities contributed $4.5 million, with the offsetting decrease caused by the sale of the assets of Shark.

The effective tax rate for the nine months ended March 31, 1996 was 44 percent. This was higher than in the comparable 1995 period, principally because of non-deductible goodwill amortization associated with the BII acquisition.

Excluding the CNBC net proceeds of $0.06 per share and merger and consolidation costs of $0.03 per share, net income for the nine months ended March 31, 1996 totaled $6.3 million, equal to $0.20 per primary share. Last year's net income for this same period, excluding the $0.37 per share impact of the CNBC net proceeds received in the third quarter of fiscal 1995, was $3.8 million, or $0.16 per share. This represents a 25 percent increase in adjusted net income per share despite a 33 percent increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $13.6 million and $10.7 million for the nine months ended March 31, 1996 and 1995, respectively. The increase was primarily attributable to growth in operating income, excluding merger and consolidation costs. The Company paid $16.9 million for acquisitions during the first nine months of fiscal 1996, including the cash portion and transaction costs of the BII acquisition, the acquisition of a CRI franchisee and contingent earnout payments for the CMS acquisition.
The Company invested $11.1 million of cash in the first nine months of fiscal 1996 for property and equipment and capitalized software development compared to $8.3 million in the comparable fiscal 1995 period.
The increase in long-term debt payments from the first nine months of fiscal 1995 to the first nine months of fiscal 1996 was principally due to bank debt assumed as part of the BII acquisition that has been paid in full and the pay down of certain bank debt in conjunction with a new loan agreement, as described below.

In March 1996, the Company entered into a $36.5 million loan agreement with Society National Bank, a KeyCorp subsidiary. The agreement provides for an acquisition line of credit of $30.0 million a revolving line of credit of $3.0 million and a term loan of $3.5 million. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing over time. The term loan matures on December 31, 1999 with principal payments of $0.3 million due quarterly beginning
September 30, 1996. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 7.6875% as of March 31, 1996. DBC had not drawn on the line of credit facilities as of March 31, 1996. This new loan agreement includes various restrictive covenants and requires the Company to maintain certain financial ratios. At March 31, 1996, the Company was in compliance with these covenants.

In conjunction with this agreement, DBC prepaid its outstanding bank debt by March 31, 1996 using the proceeds from the term loan and existing cash reserves, except for the term loan with Midlantic Bank, which was paid on April 29, 1996. At March 31, 1996, the Company has classified $2.0 million as restricted cash and payable from restricted cash in anticipation of the April prepayment of the Midlantic obligation. DBC expects to record a pre-tax charge of approximately $0.4 million as a result of the prepayment of the Midlantic obligation.

Management believes that the cash generated by operating activities, together with its current financing facilities, are sufficient to meet the short and long-term needs of the current operations of the Company.

BUSINESS DEVELOPMENT AND OUTLOOK

The Company expects its income from operations to continue growing, as management expects that ISD revenues will increase from the core businesses of DBC West, BMI and CMS. In addition to its traditional broadcast systems, the Company recently began to offer certain services online over the Internet on its own World Wide Web site, as well as on the web sites of USA Today, U.S. News and World Report, AsiaOne, Washington Post and over 30 other companies throughout the world.

The Company is continuing to invest in the development and implementation of DBC's online services to take advantage of the interest in those markets. The Company is also investing in CMS' new BondVu service to respond to the demands of the professional fixed income investor. BondVu is expected to be released in the summer of 1996.

The Company launched DBC MarketWatch in April 1996. This latest Internet financial data service offers real-time stock market quotes, fundamental and historical data, a specialized business news headline service, portfolio features, links to online brokerage services and other investment-related services to nonprofessional users starting at $29.95 per month.

The Company's ISN division launched its BusinessVision service on April 1, 1996. BusinessVision, a new business education service which can be received using a small, direct broadcast satellite dish, will be offered by subscription averaging approximately $300 per month. Subscribers for this new product total more than 300 thus far.

In February 1996, DBC's joint venture in Hong Kong began providing Signal service to local customers. The data feed currently consists of Hong Kong stock market data and will be expanded in the future to include other international data.

In January 1996, DBC and Travelers Group, in an equal partnership, entered into an agreement with Internet Financial Network, Inc. ("IFN") that includes an option to acquire controlling interest of IFN. The IFN products utilize proprietary data warehousing and search engine software to provide electronic access to the Securities and Exchange Commission's EDGAR database.

Financial information market demand, which is segmented according to the types of information provided, is largely dependent upon activity levels in the securities markets. The Company's share of that demand is based on its ability to compete effectively with other financial information providers. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company's ability to maintain growth could be adversely affected. The degree of such consequences is uncertain. The Company is pursuing a number of projects to increase its share of its current markets and to broaden the scope of the markets in which the Company competes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Shark Information Services Corp. v. Crum & Forster Commercial
Insurance, et al., Civil Action No. 109274/93, commenced on April 14, 1993 in the New York State Supreme Court. Shark Information Services Corp., ("Shark"), sued its former insurance carriers, Crum & Forster Commercial Insurance and United States Fire Insurance Company (collectively, the "Insurers"), its former insurance consultant, Kelso Risk Management, Inc., and its former insurance broker, Robert M. Kelso. Shark sought $400,000 in compensatory damages. After Shark was awarded summary judgment on liability, Crum & Forster agreed to settle the action for $400,000. The settlement was closed in May, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following exhibits are filed as part of this report:

    Exhibit
     Number                    Description of Exhibit

       11                 Statement re Computation of Earnings per Share

       27                 Financial Data Schedule

     b.  Reports on Form 8-K

         During the quarter ended March 31, 1996, the Registrant did not file a Current Report on Form 8-K. Subsequently, on April 9, 1996, the Registrant filed a Current Report on Form 8-K, reporting the Registrant's new loan agreement under Items 5 and 7.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                                  (Registrant)





Dated:            May 14, 1996             By:  /s/ Allan R. Tessler
                                               Allan R. Tessler
                                               Co-Chief Executive Officer






Dated:            May 14, 1996             By:  /s/ Alan J. Hirschfield
                                               Alan J. Hirschfield
                                               Co-Chief Executive Officer






Dated:            May 14, 1996             By:   /s/ Mark F. Imperiale
                                                Mark F. Imperiale
                                                Executive Vice President
                                                         and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


                                                               Sequentially
                                                                 Numbered
Exhibit No.                   Description                           Page


11            Statement re: Computation of Earnings per Share         16