Form 10-K
period 1996-06-30
DATA BROADCASTING CORPORATION
filed 1996-09-27
CIK 888165

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended June 30, 1996.

  |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-20311

                          DATA BROADCASTING CORPORATION
               (Exact name of registrant as specified in charter)

              Delaware                                 13-3668779
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

       7050 Union Park Center
             Suite 600                         3490 Clubhouse Drive, I-2
        Midvale, Utah 84047                      Jackson, Wyoming 83001
       (Address of principal                     (Address of principal
       administrative offices)                     executive offices)


               Registrant's telephone number including area code:
          (801) 562-2252                               (307) 733-9742

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of September 13, 1996, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by nonaffiliates of the Registrant was approximately $217,526,000.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of September 13, 1996, there were 31,238,983 shares of Common Stock of the Registrant outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held November 12, 1996 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Data Broadcasting Corporation ("DBC", the "Registrant" or the "Company"), directly and through its subsidiaries, distributes financial data and business information on a subscription basis to a broad range of individual and professional investors, retail merchants and business associations. The Company provides its services principally through DBC West, Market Information Corporation (operating under the trade name "BMI") Capital Management Sciences ("CMS"), Instore Satellite Network ("ISN") and CheckRite International, Inc. ("CRI"). DBC West and BMI sell access to their networks which provide real-time financial market and sports information. This includes stock market quotes, equity analytics, financial and sports news and information, access to historical databases and customized portfolio tracking services. CMS, acquired during fiscal 1994, distributes fixed income portfolio analytics and real-time fixed income data to a broad base of institutional investment managers including banks, insurance companies, brokerage firms and investment management companies for valuation and risk management purposes. ISN delivers point to multipoint communication services, primarily to retail merchants and business associations. CRI provides check recovery and check verification data and services to retail merchants. The Company distributes its services via wireless communication devices that rely on FM subcarriers and satellite transmission, as well as cable television systems, telephone lines, the Internet and other means of transmission. The Company provides subscribers with equipment and software needed to access its networks and databases.

DBC was incorporated in Delaware in 1992 and is the successor registrant, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, as amended, to Financial News Network Inc., a California corporation ("FNN"). The existing corporate structure of the Company results from the stipulations set forth in the First Amended Chapter XI Plan of Reorganization of FNN, dated March 10, 1992, as subsequently amended (the "Plan"), which was confirmed by an order of the U.S. Bankruptcy Court on May 4, 1992. DBC's common stock, par value $.01 per share, was registered on Form 8-A filed by DBC and declared effective by the Securities and Exchange Commission on June 26, 1992 (the "Effective Date").

DBC, including its operating units and subsidiaries, was never a party to any bankruptcy proceedings and has continuously maintained separate and distinct creditor relationships. Operations at DBC's operating units and subsidiaries were not disrupted by FNN's bankruptcy proceedings.

On May 8, 1995, the Company sold substantially all of the assets of Shark Information Services Corp. ("Shark"), an indirect, wholly-owned subsidiary of the Company. Shark provided expansive financial data, analytical capabilities and business information on a subscription basis to professional investors through its own data network, utilizing leased telephone lines. The sale represented part of the Company's strategy of focusing its resources in markets where it has significant market share and concentrating its efforts in the wireless data transmission business.

On June 30, 1995, the Company completed its acquisition of Broadcast International, Inc. ("BII"), comprising its BMI, ISN and CRI operating units. The merger of DBC and BII has significantly expanded the Company's market position as a leading provider of wireless financial, sports and other information services.

For the last three fiscal years, the percentage of total revenue contributed by the Company's operating units and subsidiaries was as follows:

                                           1996            1995            1994
                                           ----            ----            ----
DBC West                                     42%             55%             53%
BMI                                          15             --              --
CMS                                          14              18               7
ISN                                          16             --              --
CRI                                          13             --              --
Shark                                       --               27              40
                                           ----            ----            ----
                                            100%            100%            100%
                                           ====            ====            ====

Subsequent to the acquisition of BII, the Company operates in two business segments: the Information Services Division ("ISD") and the Business Services Division ("BSD"). ISD includes DBC West, BMI and CMS. BSD comprises ISN and CRI. Financial information for the Company's segments is included in Note 12 to the consolidated financial statements, included on page 41 of this report.

                          INFORMATION SERVICES DIVISION

Information Transmission Technology

DBC West creates its data feed by gathering ticker and news feeds from stock exchanges and other sources and processing them into a single consolidated data feed. The Company has two such information processing and ticker plants in California. DBC West transmits its data feed from the ticker plants to multiple satellite transponders which broadcast the feed to FM radio stations, cable television networks and directly to individual DBC West satellite subscribers.

DBC West's FM broadcast network consists of long-term agreements with 68 radio stations throughout the United States and Canada which are contracted to broadcast the Company's data feed on their FM side-bands. This extensive network provides coverage in 62 major North American cities and reaches at least 75 percent of the U.S. population. Subscribers receive this one-way transmission through a proprietary FM receiver. Six such FM radio agreements are due for renewal in fiscal 1997 and the Company believes they will be renewed.

DBC West also utilizes a proprietary technology to access unoccupied portions of cable television broadcast signals (vertical blanking interval ("VBI")) to transmit the Company's data feed along with the cable providers' broadcast. The Company has insertion agreements with several national cable programmers which reach virtually every U.S. cable subscriber. The television signals of these programmers are carried by various cable systems throughout the country. DBC is presently in the fourth year of a five-year agreement with one of the multiple-system operators ("MSO's") offering carriage in these systems.

BMI delivers its services using the same basic technology as DBC West. BMI receives news and quotes at its headend facility in Salt Lake City where the data is formatted, compressed, packetized and multiplexed into two data feeds using BMI's proprietary formats and packet switching protocols. BMI operates a 19,200 baud data feed as well as a recently developed 56,000 baud data feed. These data feeds are transmitted primarily by satellite and VBI. FM service, operating at 19,200 baud, is also available to BMI subscribers in six U.S. cities through six FM radio stations.

DBC West's data carrying capacity during stock market sessions is particularly unique with respect to its satellite and VBI data expansion capabilities. DBC West currently uses a multiple 9,600 baud VBI feed, but has the rights and technical abilities to increase the feed in 9,600 baud steps. FM subscribers receive a 9,600 baud data feed while European cable and satellite subscribers are able to receive a 19,200 baud data feed.

DBC West also provides, to the non-professional consumer, financial market data, news and sports information via its Web site (http://www.dbc.com). The Company's Brand Labeled Quotes service involves partnerships with other high usage Web sites for which DBC provides stock market quotes and other financial data. The innovative program with leading Internet site operators such as The Washington Post, USA Today, U.S. News and World Report, AT&T WorldNet, T.Rowe Price and approximately 35 other sites has succeeded in building usage at DBC's home page to an average of two million hits per day. The Company believes that this strategy will make DBC's data services available to significantly broader market segments and attract advertising interest.

Both DBC West and BMI provide subscribers with software which is compatible with their data feeds, which is the mechanism used to display and analyze the data. In addition, there are over 130 third-party software packages, including Metastock, TradeStation and OptionVue Plus, that are compatible with the Company's data feeds and range in features from simple quote displays to sophisticated charting and analysis.

DBC West provides its subscribers with certain hardware that enables the subscriber to receive the Company's data feeds. DBC West is responsible for repairs and maintenance of such equipment through limited warranty periods. Customers must pay for repair costs subsequent to the expiration of the warranty period. After a customer cancels, DBC West refurbishes the equipment, if necessary, before it is provided to new customers.

CMS updates its database of fixed income securities daily. Subscribers may either download the database via modem or receive new diskettes from CMS containing the revised data.

Principal Services

ISD generates revenue primarily through subscriptions to its principal services. In addition, subscribers are charged certain installation and service initiation fees, depending upon the service and broadcast delivery method.

                                    DBC West

DBC West's data feed contains real-time securities prices for up to 130,000 securities from all major domestic markets and several international exchanges including equities, options, bonds, futures, commodities and foreign exchange rates. The data feed also contains news headlines from Dow Jones, Options News Exchange and Futures World News, headlines and research reports from Hightower and sports information including news, scores and betting odds from six major Las Vegas casinos.

The capacity of the data feed during hours in which the stock market is closed is an additional resource of DBC West. This capacity is now being used to broadcast sports information, as sporting events typically occur during these off-hours. Similarly, the capacity may be used in the future to broadcast information such as traffic, weather and other consumer information, none of which tend to fall within the stock market hours. The Company is currently evaluating the addition of such services to offer timely information to its subscribers.

The principal DBC West services are discussed below.

     Signal(TM) and SignalCard(TM)

Signal is a one-way broadcast system which delivers real-time securities prices from the DBC West data feed. Signal also offers a fifteen-minute delayed service and an end-of-day data service, which provides each day's market settlement prices. Signal functions in both the Windows and DOS environments and can be broadcast directly to local area networks for redistribution to subscribers' PCs. In addition, Signal provides news and news retrieval capabilities which were developed jointly by DBC and Dow Jones. News related to specific securities pre-selected by a customer is provided via "News Alerts" and "News Headlines" from Dow Jones and other sources. DBC West also offers access to Dow Jones News Retrieval databases via modem.

SignalCard is a small, wireless receiver that plugs into the PCMCIA slot of laptop computers. It enables users to receive the complete DBC West data feed, including both financial and sports information. When used in conjunction with third-party software programs, a portable market analysis and portfolio system is created, previously available only in fixed-location computers.

     QuoTrek(TM)

QuoTrek is a hand-held wireless quotation monitor about the size of a small cellular telephone which receives the DBC West data feed via FM broadcast signals and displays real-time market quotes on up to 127 securities, as selected by the subscriber from a universe of over 90,000 securities. The service offers full portability to users as they travel to any city covered by DBC West's extensive FM broadcast network. The latest release of QuoTrek also receives sports information similar to SporTrax.

     SporTrax(TM), SportSignal(TM) and Scorecast(TM)

SporTrax is a hand-held wireless monitor similar in design to QuoTrek. Using DBC West's FM broadcast network, SporTrax receives and displays real-time sports data and Las Vegas odds from the DBC West data feed, including detailed scoring updates from virtually every professional football, baseball, basketball and hockey game and most college football and basketball games, as well as updates and results from major golf and tennis tournaments and less frequent events such as the Olympics and World Cup Soccer.

SportSignal is a Windows-based system that receives the extensive sports data feed on a personal computer via FM, VBI or satellite, providing subscribers with access to news headlines and the scoring updates mentioned above. Through Casino Instant Odds, an add-on service, SportSignal subscribers can receive the only live feed of odds from six major casinos in Las Vegas. DBC has also begun to supply its odds feeds to virtually all major resellers and has become the primary supplier of such information to most major on-line and internet sports services, including USA Today and SportsLine.

Scorecast is an extensive database of statistical sports information covering football, basketball, hockey and baseball. User-friendly software allows the subscriber to query the database and analyze what-if scenarios.

     MarketWatch(TM)

MarketWatch is an Internet financial data service offering real-time stock market quotes, fundamental and historical data, a specialized business news headline service, portfolio features, links to online brokerage services and other investment related services to non-professional users.

                                       BMI

BMI's data feed delivers real-time, delayed and end-of day quotes on more than 230,000 securities from all major U.S. and Canadian exchanges and several international exchanges, including equities, options, mutual funds, bonds, futures, commodities and indices. BMI also delivers real-time business and financial news from Dow Jones, S&P MarketScope and Futures World News through its principal service, Market Center.

     Market Center(R)

Market Center for DOS stores data for over 100,000 securities from the BMI data feed, allowing real-time and delayed access to pricing and fundamental information. The system also features charting, technical analysis and a portfolio feature that subscribers use to obtain real-time valuation of their portfolios. Market Center for Windows takes full advantage of the Windows multi-tasking operating system, allowing the subscriber to run other applications while maintaining continuous reception of market data and news.

                                       CMS

The CMS database includes government, agency and corporate debt instruments, mortgage-backed securities, collateralized mortgage obligations, private placements, adjustable rate mortgages, futures/options and asset backed securities. BondEdge and BondVu, CMS' primary services, are described below.

     BondEdge(TM)

BondEdge is a Windows and DOS-based system that provides fixed income data on more than 70,000 fixed income securities and analytical tools for institutional portfolio managers. BondEdge portfolio applications include daily market valuations, effective duration and convexity calculations, portfolio appraisals, option-adjusted spreads, return simulations, "what if" analyses, index comparisons, cash flow and book value simulations, performance measurement and regulatory compliance testing.

BondEdge is designed with an open architecture interface allowing import and export of descriptive and calculated data. The system interfaces with various third-party accounting and asset-liability management software packages to eliminate manual data entry and to improve accuracy throughout an organization.

     BondVu(TM)

BondVu is an economically priced fixed income data service offering real-time prices on more than 750,000 fixed income securities and sophisticated fixed income analytics to retail brokers and money managers who require real-time fixed income data to serve their clients.

Customers and Competition

The following table summarizes the subscriber levels for ISD:

                                                            At June 30,
                                                  ------------------------------
                                                   1996        1995        1994
                                                  ------      ------      ------
Signal and SignalCard                             14,093      13,020      10,620
QuoTrek                                           10,584       8,940       8,330
MarketWatch                                        1,101        --          --
Sports, including Scorecast in 1996 and 1995       2,152       2,153       1,020
BMI*                                               8,814       6,860       5,550
CMS                                                1,022         920         680
Other                                               --           300         570
                                                  ------      ------      ------
                                                  37,766      32,193      26,770
                                                  ======      ======      ======

     * 1995 and 1994 subscribers for BMI are presented for comparative purposes only. BMI was acquired at June 30, 1995 as part of the acquisition of BII.

DBC West and BMI compete in several sectors of the securities industry information market, including individual and professional investors, money managers, banks and insurance companies. These sectors consist of clients who seek either real-time, fifteen-minute delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof.

The target market of DBC West and BMI consists primarily of individuals who make their own investment decisions, trade frequently and earn in excess of 25 percent of their income from trading. The Company estimates that this total market currently consists of approximately 200,000 to 300,000 potential subscribers.

The Company estimates its Signal product has the largest share (approximately 50%) of the real-time non-professional investor market compared to its principal competitors. The Company estimates that BMI has approximately 20% of the market. In the fifteen-minute delayed segment, the Company's competition consists of numerous suppliers and the Company competes mainly in the high quality, higher price segment of this market. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price.

The Company believes its QuoTrek product dominates the hand-held, wireless market for real-time financial market data with an estimated 75% market share. Telemet America is the only significant competitor in this market and is considerably smaller in terms of revenue than that generated by the QuoTrek line. Several paging companies have attempted to penetrate this market, but none to an extent considered significant by the Company. The baud rate at which the Company broadcasts is significantly faster and offers higher data carrying capacity than the technology used by the paging companies.

The Company believes that its established FM broadcast network provides the most extensive high-speed data coverage in North America given the number of stations in the network, the relative broadcast power of those stations and the long-term contracts that it has with those stations. The Company believes this provides it with a competitive advantage in the wireless broadcast market.

CMS competes against several other vendors of fixed income portfolio analytics whose target market is made up of institutional investors who manage portfolios of fixed income assets in excess of $300 million and who invest in diverse types of bonds that require specialized modeling programs. CMS targets the premium end of the market where clients, on average, spend upwards of $30,000 annually for advanced analytics packages. Users in an organization are typically portfolio managers, quantitative research analysts, and institutional brokers. Of its major competitors, CMS believes it has the largest installed base of users, primarily located in North America, with an estimated 50% of the market.

CMS' principal competitors are Salomon Brothers, Global Advanced Technology, Barra, Inc. and to a lesser degree, other brokerage firms. CMS has a number of competitive advantages that have increasingly made it possible for CMS to dominate its target market. CMS has primarily focused on developing advanced analytics, superior client support, extensive data coverage, integrated analytics and an open architecture design.

Business Expansion and Product Development

The historical growth of the DBC West and BMI subscriber bases has been primarily attributable to the expansion of the overall market for financial information, advertising efforts of the Company and the introduction of new services, including sports information.

CMS' growth has been positively impacted by increased regulation in the financial marketplace, the issuance of increasingly complex securities, volatility in the bond market and the industry's growing awareness of the risks associated with fixed income securities and derivatives. CMS' ability to help subscribers manage those risks keeps the Company well-positioned to take advantage of these trends.

During fiscal 1996 ISD introduced several new services, including:

o MarketWatch, an Internet financial data service offering real-time stock market quotes, fundamental and historical data, a specialized business news headline service, portfolio features, links to online brokerage services and other investment related services to non-professional users.

o BondVu, a financial information service delivering real-time bond market valuation and pricing, analytical applications and fundamental bond data on more than 750,000 U.S. fixed income securities.

During fiscal 1996, the Company saw its European customer base grow, although European subscribers still represent a small portion of the overall subscriber base. The Company's Signal product line, delivered by satellite across Europe and the Middle East, is being marketed through its London sales office.

In fiscal 1996, DBC and Travelers Group, in an equal partnership, entered into an agreement with Internet Financial Network, Inc. ("IFN") that includes an option to acquire controlling interest of IFN, the first commercial computer service to deliver real-time, electronically formatted Securities and Exchange Commission filings over the Internet. IFN's services utilize proprietary data warehousing and search engine software to provide electronic access to SEC filings in a cost-effective, fast and convenient form.

In late fiscal 1996, ISD began developing AgCast, a broad-based agricultural data service to be offered over the Internet and EchoStar's direct broadcast satellite network. AgCast, to be priced below $30 per month, will include U.S. and international commodities and futures pricing, news, weather and other agribusiness information and be directed at agricultural professionals.

In February 1996, DBC's joint venture in Hong Kong began providing Signal service to local customers. The data feed currently consists of Hong Kong stock market data and may be expanded in the future to include other international data.

Opportunities in the People's Republic of China to introduce services to the individual investor turned unfavorable during the year, and the Company's joint venture activities have been suspended pending a change in the market environment. Management continues to believe that the Far East presents significant opportunities to the Company and is developing strategies to penetrate Japan and other Asian markets.

As a result of these efforts, the Company expects its international business to increase in the long-term. This is expected to result in an increase in the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivable. DBC expects that its alliances with well-positioned local companies will help to reduce the risk involved in these ventures.

Subsequent to year-end, the Company agreed to acquire Federal News Service ("FNS"), the leading provider of timely information from all major U.S. government branch and agency hearings. FNS data will also be offered through CivicLink, a service of Ameritech that will enable lawyers and real estate professionals to retrieve documents filed with local or federal courthouses.

Subsequent to year-end, the Company also acquired Las Vegas Sports Consultants, the leading provider of gaming odds to casinos, newspapers and other users, and Instant Odds Network, which has exclusive rights to transmit real-time betting odds from six major casinos in Las Vegas. These acquisitions will enhance DBC's existing sports content.


During the fiscal years ended June 30, 1996, 1995 and 1994, the Company expensed approximately $4.3 million, $4.5 million and $4.1 million, respectively, for research and development, including maintenance and upgrading of existing products, development of new products and development and maintenance of internal systems.

ISD plans to continue to expand its businesses, both domestically and internationally, through three general approaches:

o internal expansion and development of product lines and services, including continued development of software interfaces to other complementary third-party products;

o alliances and joint ventures with complementary businesses in order to expand the scope of products offered and geographic reach of the business; and

o    business and content acquisitions.

Marketing Strategy

DBC West and BMI market their financial market services through telemarketing and direct advertising in The Wall Street Journal, Investor's Business Daily, Barron's and other print media, as well as radio and spot advertising on CNBC. DBC West also offers free trial periods of approximately one month to induce potential subscribers of these products to commit to a monthly payment plan or a discounted one-year prepaid subscription. Most DBC West subscribers sign monthly contracts that are automatically renewed if the customer does not cancel. BMI typically enters into renewable one-year service agreements with its customers. DBC uses similar efforts to market its sports services. SporTrax is marketed under a licensing agreement with The Sporting News, the nation's oldest weekly sports publication.

CMS markets its services through a dedicated sales force, product demonstrations and trials and sponsorship of seminars and workshops on fixed income analysis. Users typically sign monthly contracts which are automatically renewed unless canceled. CMS has also signed an agreement with ILX Systems, a leading equity market data provider to the retail brokerage community, to distribute BondVu. The Company is also pursuing other such distribution agreements.

Seasonality

ISD has not experienced any material seasonal fluctuations in its business. However, financial information market demand, which is segmented according to the types of information provided, is largely dependent upon activity levels in the securities markets. The Company's share of that demand is based on its ability to compete effectively with other financial information providers. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company's ability to maintain growth could be adversely affected. The degree of such consequences is uncertain.

                           BUSINESS SERVICES DIVISION

Information Transmission Technology

ISN uses satellites to deliver analog and digital communication services and maintains a video studio and a digital uplink facility in Salt Lake City, Utah that is capable of transmitting video and audio signals throughout North America.

CRI delivers its services via common carrier telephone lines or satellite equipment similar to ISN.

Principal Services

ISN services approximately 60 customers at 7,059 site locations in North America. CRI services in excess of 40,000 merchants, including those serviced through franchisees.

                                       ISN

ISN delivers communication services including in-store audio advertising, background music, video conferencing and data transmission. Customers transmit a variety of data across the network, including price updates, inventory reorders, product delivery schedules, electronic mail, company newsletters and training materials. Business television services are being used by customers such as RE/MAX and Safeway, to implement employee training programs, conduct management meetings, introduce new products and communicate corporate policies and procedures. ISN also provides satellite installation services for third parties.

During fiscal 1996, ISN introduced BusinessVision, a business education service providing managerial and motivational video broadcasts via satellite using small, direct broadcast satellite dishes. Programming for this network is being provided by a leading developer of video training.

                                       CRI

CRI offers a full range of check recovery services, ranging from partial services to a full turn-key recovery operation. CRI also provides an automatic check verification process that enables merchants to determine whether a customer who wishes to pay by check has presented checks which were returned for nonpayment and which remain unpaid.

CRI also markets credit card and bank card services provided by third-party banking institutions. Under its marketing agreements with these institutions, CRI offers authorization, electronic draft capture and settlement services. Merchants who use the point-of-sale verification services and third-party credit card and bank card services can verify check, credit card and bank card transactions through the same point-of-sale terminal.

Customers and Competition

The retail stores and educational markets in which ISN competes are highly competitive. Several companies which have greater financial resources and more customers than ISN provide background music and in-store advertising utilizing injector tapes or satellite transmissions. Other companies have recognized the economic feasibility of in-store point-of-purchase advertising and have entered the market utilizing various methods of advertising, including electronic signs, and printed materials displayed within retail chain stores, as well as other communication technologies, including tape injectors and FM subcarriers. Further, some large retail chain stores have elected to own, install, operate and maintain their own satellite networks. ISN is dependent, in part, upon a few large customers; however, no single customer of ISN accounted for more than 10 percent of DBC's consolidated revenues for the year ended June 30, 1996.

Other large telephone, communications and computer companies provide data communications and business television services via satellite transmission. These companies currently compete directly with ISN in providing communications equipment and services to large retail chains and other businesses. Should such companies elect to enter the background music and/or audio in-store advertising market, ISN's ability to compete could be significantly affected. ISN believes that its products and services offer either cost savings or convenience with respect to business communication needs.

The market for check verification, bank card authorization and check recovery services in which CRI competes is highly fragmented and generally characterized by a few companies in each service area. CRI competes primarily on the basis of price, its established database of approximately 6,000,000 local returned checks and its ability to provide services to merchants in a timely manner. Although CRI markets bank card processing services, CRI faces its principal competition from other companies providing check-related services. CRI's customers are located primarily in the western United States.

Business Expansion and Product Development

During fiscal 1996, ISN introduced BusinessVision(TM), a business education service which can be received using a small direct broadcast satellite dish. Also during fiscal 1996, CRI acquired a franchisee for $1.2 million.

Subsequent to year-end, the Company signed a joint venture agreement with the American Bar Association ("ABA"), to develop and operate a nationwide video programming and data network to be offered to the ABA's 380,000 members beginning in the spring of 1997. The network will use direct broadcast satellite dishes to broadcast continuing legal education courses and related legal news and information to law firms, law libraries, law schools and corporate settings. The network will also feature ISD's financial information and BusinessVision's proprietary programming.

BSD plans to continue to expand its business through the acquisition of additional check recovery businesses, the increase of credit card processing activities and the development of alliances with business associations, through which to distribute both BSD and ISD services.

Marketing Strategy

ISN and CRI market their services through dedicated sales forces. ISN customers typically enter into multi-year service contracts having terms of three to five years, while CRI customers are generally on month-to-month contracts.

In addition to operating owned offices, CRI has franchised its operations. Under its standard franchise agreement, it grants to the franchisee the exclusive use of the CRI trademark and the commercial benefits of the CRI name and merchandising systems in a designated geographic area. The franchisee pays CRI a royalty fee for services provided. In consideration of the fees paid to CRI, franchisees receive management and sales training, the right to purchase computer software relating to office operations and continuing assistance. CRI also provides trained personnel to the franchisee on a temporary basis to assist the franchisee in establishing its office and in marketing the CRI program to merchants in its area. Future growth in franchise territories is not expected to be significant, but is considered on a case-by-case basis as existing franchisees request an expansion of their current territories.

Seasonality

ISN typically records a significant amount of revenue upon installation of a new satellite network. This non-recurring revenue may distort revenue in a given period, depending on the timing of new installations.

CRI's business is somewhat seasonal in nature as check recovery revenues generally lag one quarter behind traditional consumer spending patterns.

Backlog

Given the nature of the Company's businesses, DBC has no material backlog orders.

Employees

The Company employed 737 people as of August 31, 1996, none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is satisfactory.

Regulation

The Federal Communications Commission ("FCC") regulates the broadcasting of satellite, FM-SCA and other airwave transmissions in the United States. The FCC has licensed ISN and BMI to transmit data from their uplink facilities in Salt Lake City, Utah. Monitoring and compliance are carried out through the space segment suppliers. Although the Company uses its FCC license to transmit data to third-party satellites for further transmission, the loss of such license would not be expected to have a long-term material adverse effect on the Company because of other transmission alternatives.

The Company's check and bank card services business is subject to various federal and state laws and regulations. The Federal Fair Debt Collection Practices Act prohibits certain practices with respect to debt collections, including the use of the telephone for purposes of abusing or harassing a debtor. The Communications Act of 1934 and regulations promulgated by the FCC likewise prohibit the use of the telephone to abuse or harass a debtor. The Federal Trade Commission, pursuant to authority granted to it by the Federal Trade Commission Act, regulates unfair or deceptive acts or practices by companies providing services such as those offered by the Company. The Federal Fair Credit Reporting Act regulates the use and dissemination of information in the computer databases maintained by the CRI-owned offices. The Federal Fair Credit Billing Act governs certain credit and collection practices related to consumer disputes of billing statement amounts. In addition, most states have laws which regulate the collection of debts and the collection practices of debt collection agencies. The Company believes that CRI is in material compliance with federal and state laws and regulations concerning the collection of debts and that compliance with these laws and regulations will not impair the ability of CRI to conduct business. CRI is a licensed collection agency in each state in which it does business, if required by applicable state law.

Emergence of DBC from the Chapter 11 Reorganization of Financial News Network
Inc.

The existing corporate structure of the Company results from the stipulations set forth in the Plan. Pursuant to the Plan, the Company, newly incorporated in Delaware on May 26, 1992, (i) acquired substantially all of the remaining assets of FNN, including but not limited to the assets then owned by FNN's 98.75% owned subsidiary, Old DBC, Inc., (this excluded FNN's cable network facilities, which previously had been sold to Consumer News and Business Channel ("CNBC") in May,
1991); (ii) acquired FNN's 49% equity interest in Shark Holdings, Inc., a Delaware corporation ("SHI") that was and is the parent of Shark; and (iii) assumed certain obligations of FNN created pursuant to the Plan. Also on the Effective Date, the Company acquired the remaining 51% of SHI not owned by FNN. Pursuant to the Plan, as of the Effective Date, the property of FNN transferred to the Company was free and clear of all claims, liens, encumbrances, charges and other interests of creditor and equity security holders of FNN and the Company has been free to operate its businesses without the restrictions imposed upon FNN by the U.S. Bankruptcy Code or the Bankruptcy Court.

DBC, including its operating units and subsidiaries, was never a party to any bankruptcy proceedings and has continuously maintained separate and distinct creditor relationships. Operations at DBC's operating units and subsidiaries were not disrupted by FNN's bankruptcy proceedings.

     (a)  DBC Assets and Liabilities Resulting from the Reorganization

Pursuant to the Plan, the Company, as of the Effective Date, was charged with managing the application of $15,038,000 in restricted cash for settling $10,038,000 in trade and security-related claims, and portions of the Company's long-term debt which resulted from the reorganization. As of June 30, 1996, all such claims and debts were paid.

Pursuant to the Plan, the Company received certain assets from FNN's media business segment which were not included in the sale of the segment to CNBC in May 1991 and which had not been sold prior to the Effective Date. The remaining assets held for sale have no value on DBC's balance sheet and are being actively marketed by the Company through an equipment reseller. Proceeds from the sale of such equipment are not expected to be material.

     (b)  Contingent Payment From Sale of Certain Media Assets

Under terms of a previous agreement, DBC received a payment of approximately $26.6 million from CNBC in March, 1995, as additional consideration for CNBC's purchase of certain FNN media assets in May 1991. To satisfy its obligations under the Plan, the Company paid approximately $11.0 million and $0.4 million to certain claimholders in June and July 1995, respectively. The Company also incurred approximately $1.1 million in commissions and expenses associated with these proceeds.

In March 1996, DBC received a final payment of approximately $7.7 million from CNBC as the result of the arbitration of certain matters related to the March 1995 payment. To satisfy its obligations under the Plan, the Company paid approximately $2.8 million to certain claimholders during fiscal 1996. The Company also incurred approximately $1.4 million in commissions and expenses associated with these proceeds.

Executive Officers of the Registrant

The following table contains information as of September 13, 1996 as to the executive officers of the Company:

Name                          Age            Office Held with Company
- ----                          ---            ------------------------
Alan J. Hirschfield           60             Co-Chief Executive Officer
Allan R. Tessler              59             Co-Chief Executive Officer
Mark F. Imperiale             45             President, Chief Operating Officer
                                             and Chief Financial Officer
Dwight H. Egan                43             President - BII
James A. Kaplan               53             President - CMS

ALAN J. HIRSCHFIELD and ALLAN R. TESSLER serve as Co-Chairmen of the Board and Co-Chief Executive Officers of the Company.

Prior to joining DBC, Mr. Hirschfield served as Managing Director of Schroder Wertheim & Co. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of Cantel Industries, Inc. and Chyron Corporation.

Mr. Tessler has been Chairman of the Board and CEO of International Financial Group, Inc. an international merchant banking firm, since 1987. He is also Chairman of the Board of Great Dane Holdings, Inc., Enhance Financial Services Group Inc. and Jackpot Enterprises, Inc. From December 1991 through September 1993 Mr. Tessler was Chairman and CEO of Ameriscribe Corporation, a national provider of facilities management services. Mr. Tessler also serves on the boards of The Limited, Inc., Allis-Chalmers Corporation and New

T&T DBC Limited, a joint-venture between the Company and New T&T Hong Kong Limited, a wholly-owned subsidiary of Wharf Communications Investments, Ltd.

Messrs. Hirschfield and Tessler were appointed to serve as a restructuring team to address the financial problems of FNN, and in that capacity served as Co-Chief Executive Officers of FNN from October 1990 until the Effective Date. Both currently serve as directors of the FNN Estate, having been named to the board in June 1991. From October 1990 until September 1992, Messrs. Hirschfield and Tessler also served as Co-Chief Executive Officers of Infotechnology, Inc. ("Infotech"), an integrated information technology and communications concern. Infotech was formerly a beneficial owner of approximately 46 percent of FNN's stock. Mr. Tessler served as a director of Infotech from August 1989 until October 1990, when he was appointed as FNN's Co-Chief Executive Officer. He rejoined the board of Infotech in June 1991, along with Mr. Hirschfield. Both resigned their directorships of Infotech in September 1992. FNN and Infotech each filed for reorganization under Chapter XI of the Bankruptcy Code in March 1991.

MARK F. IMPERIALE was named as President, Chief Operating Officer and Chief Financial Officer in September 1996, having served as Executive Vice President and Chief Financial Officer since July 1994. Mr. Imperiale was formerly Executive Vice President and Chief Financial Officer of Ameriscribe Corporation, a national provider of facilities management services, from May 1992 through October 1993, when Ameriscribe was acquired by Pitney Bowes Inc., and where he continued as a consultant through December 1993. Mr. Imperiale spent the prior 10 years in the securities industry, as Senior Vice President and Controller of Broker Dealer Operations for Prudential Securities from May 1991 to May 1992, as a Vice President of Merrill Lynch from November 1987 through January 1991, and as a Vice President, Finance of the First Boston Corporation from 1983 to 1987. Mr. Imperiale, a certified public accountant, worked with Arthur Young & Company from 1973 to 1983 in the public accounting field.

DWIGHT H. EGAN is President and Chief Executive Officer of Broadcast International, Inc. ("BII"), a subsidiary of the Company. He has held these positions since 1985. Acquired by DBC in 1995, BII supplies business information, real-time financial market information and communications services to retail, financial and other business customers. Mr. Egan also serves on the board of Gentner Communications, Inc.

JAMES A. KAPLAN is President of Capital Management Sciences ("CMS"), a division of the Company. He has held this position since 1979. Acquired by DBC in 1994, CMS distributes fixed income portfolio analytics and information.

Item 2. PROPERTIES

The Company owns no real estate but leases the following principal facilities:

                                                    Current
Location             Operating Unit   Square Feet   Annual Rate    Expiration
- --------             --------------   -----------   -----------    ----------
Jackson, WY          Corporate         1,475        $ 18,500       May 2001

San Mateo, CA        DBC West         48,216        $906,700       July 2000

Belmont, CA and
Burlingame, CA       DBC West          5,300        $ 49,600       March 2000

Los Angeles, CA      CMS              14,200        $458,900       July 1998

New York, NY         CMS               4,500        $144,000       December 2000

Midvale, UT          ISN              13,880        $232,400       October 1996

Midvale, UT          CRI              10,760        $182,900       October 2000

Salt Lake City, UT   BMI              19,430        $226,500       December 2003

Midvale, UT          ISN              15,500        $ 67,500       August 1998

The Company also has approximately 26,900 square feet of property under lease in various locations that was previously used by Shark. This space has been sublet through various dates no later than May 1997. The leases expire or can be canceled at various dates no later than October 2000.

In addition to the above facilities, the Company maintains several other offices and facilities throughout the United States, all of which are leased. The Company believes that its current facilities are suitable and adequate to meet present and anticipated needs.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, other than ordinary routine litigation incidental to the business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

Item 5. PRINCIPAL MARKET AND PRICES FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Prices

The Company has two classes of authorized stock: 75 million shares of common stock, $0.01 par value, of which 31,238,983 were outstanding as of September 13, 1996, and 5 million shares of preferred stock, $0.01 par value, none of which has been issued.

The Company's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol DBCC. The Company began trading under this symbol on June 29, 1992. As of September 13, 1996, there were 2,304 holders of record of the Company's common stock, and the Company believes it had in excess of 10,000 beneficial owners of its common stock. The Company has paid no dividends, and under the terms of certain indebtedness the Company is restricted from paying dividends on its common stock (see Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The range of high and low bid quotations for the common stock of DBC as reported by Nasdaq for each quarterly period during the fiscal years ended June 30, 1996 and June 30, 1995 is shown below.

                                                          High         Low
                                                        --------     --------
Fiscal Year 1996:
     FIRST QUARTER (07/01/95 TO 09/30/95) ............. $ 10 1/8     $ 5 3/8
     SECOND QUARTER (10/01/95 TO 12/31/95) ............   15           6
     THIRD QUARTER (01/01/96 TO 03/31/96)..............   13 1/2       9 7/8
     FOURTH QUARTER (04/01/96 TO 06/30/96) ............   11 5/8       7 5/8

Fiscal Year 1995:
     FIRST QUARTER (07/01/94 TO 09/30/94) ............. $ 5 11/16    $ 4 7/8
     SECOND QUARTER (10/01/94 TO 12/31/94) ............   5 1/8        3 9/16
     THIRD QUARTER (01/01/95 TO 03/31/95) .............   5            3 7/8
     FOURTH QUARTER (04/01/95 TO 06/30/95) ............   7 1/4        4 3/16

Item. 6. SELECTED FINANCIAL DATA OF DATA BROADCASTING CORPORATION
         (EXCEPT AS OTHERWISE NOTED)

                    (In thousands, except per share amounts)

                                                          Year Ended June 30,
                                        -----------------------------------------------------
                                          1996        1995      1994       1993        1992
                                          ----        ----      ----       ----        ----
REVENUES                                $114,633   $ 74,243   $66,434   $ 55,856    $ 24,868

INCOME (LOSS) FROM OPERATIONS             13,613      8,245     7,826      4,045        (366)

INCOME (LOSS) BEFORE EXTRAORDINARY
     LOSS AND ACCOUNTING CHANGE            9,096     16,365     4,358      3,247     (58,026)

NET INCOME                                 8,871     16,365     4,608      3,247       1,047

PRIMARY INCOME (LOSS) PER SHARE
     INCOME BEFORE EXTRAORDINARY LOSS
          AND ACCOUNTING CHANGE             $.28       $.68      $.20       $.19      ($3.16)
     NET INCOME                             $.28       $.68      $.21       $.19        $.06
FULLY DILUTED INCOME (LOSS) PER SHARE
     INCOME BEFORE EXTRAORDINARY LOSS
          AND ACCOUNTING CHANGE             $.28       $.67      $.19       $.15      ($3.16)
     NET INCOME                             $.27       $.67      $.20       $.15        $.06

WEIGHTED AVERAGE SHARES
     PRIMARY                              31,936     24,015    21,533     16,699      18,333
     FULLY DILUTED                        32,891     24,350    23,985     22,548      18,333

TOTAL ASSETS                            $153,967   $163,020   $72,446   $ 39,440    $ 53,609

LONG-TERM DEBT, LESS CURRENT
     PORTION                               2,558      8,903    11,079      4,687      16,508

STOCKHOLDERS' EQUITY                     116,097     96,715    40,111     19,816      15,000

- -    Operating results reflect the acquisition of the remaining interest in
     Shark Holdings, Inc. on June 26, 1992, the acquisition of CMS on January 31, 1994, the sale of the assets of Shark Information Services Corp. ("Shark") effective May 1, 1995, and the acquisition of BII on June 30, 1995.

- -    Income from operations in 1996 includes a charge of $1.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $3.3 million attributable to proceeds received from Consumer News and Business Channel ("CNBC") under a previous agreement and an extraordinary loss of $0.2 million.

- -    Income from operations in 1995 includes a charge of $0.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $14.1 million attributable to proceeds received from CNBC under a previous agreement and a non-recurring, pre-tax gain of $5.4 million from the sale of the assets of Shark.

- -    The 1992 balance sheet information represents the Company and not its predecessor.

- -    Long-term debt includes capital lease obligations.

- -    During the five-year period ended June 30, 1996, the Company and its predecessor registrant paid no cash dividends.

NOTE: INCOME STATEMENT INFORMATION FOR FISCAL YEAR 1992 IS NOT COMPARABLE TO SUBSEQUENT YEARS AS IT REPRESENTS THE RESULTS OF THE PREDECESSOR REGISTRANT. THE BOLD VERTICAL LINE HAS BEEN INSERTED TO DENOTE SUCH LACK OF COMPARABILITY.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Subsequent to the acquisition of Broadcast International, Inc. ("BII"), Data Broadcasting Corporation operates in two business segments. The Information Services Division includes DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"). ISD provides real-time stock market quotes, equity and fixed income analytics, financial market information and news, access to historical financial databases, and other information to individual investors, traders and portfolio managers on a subscription basis. ISD also provides sports information to sports enthusiasts. The Business Services Division includes Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants. The Company distributes its services via wireless communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission.

Effective May 1, 1995, the Company sold substantially all of the assets and assigned certain liabilities of Shark Information Services Corp. ("Shark"), a provider of financial market information and analytical capabilities to institutional investors. The BMI, ISN and CRI operations were part of the June 30, 1995 BII acqusition.

In the following discussion, all references to specific years refer to the Company's fiscal year ending June 30, unless otherwise noted.

RESULTS OF OPERATIONS

                      SELECTED FINANCIAL DATA ($ Millions)

                                                    Year Ended June 30,
                                               --------------------------
                                                1996      1995      1994
                                               ------    ------    ------
Revenues
    Information Services Division
       DBC West                                $ 48.1    $ 40.7    $ 34.9
       BMI                                       17.8       --        --
       CMS                                       15.8      13.3       4.6
    Business Services Division
       ISN                                       17.9       --        --
       CRI                                       15.0       --        --
    Shark                                         --       20.2      26.9
                                               ------    ------    ------
                                                114.6      74.2      66.4
Cost of services and sales                       45.1      30.5      28.9
Selling, general and administrative:
    Sales and marketing                          22.1      12.0      10.9
    G&A                                          15.3      12.5      12.5
Depreciation and amortization:
    Equipment and leasehold improvements          9.5       7.0       4.5
    Goodwill                                      3.8       1.7       1.4
    Software development                          1.2       0.9       0.3
    Customer contracts and other                  2.1       0.4       0.1
Merger and consolidation costs                    1.9       0.9       --
                                               ------    ------    ------
Income from operations                         $ 13.6     $ 8.3     $ 7.8
                                               ======    ======    ======

Income (loss) from operations by unit
                                               1996        1995        1994
                                               ----        ----        ----
           DBC West/BMI                       $12.9       $ 9.1      $ 10.3
           CMS                                  3.0         2.7         0.8
           ISN                                  0.0           -           -
           CRI                                  1.2           -           -
           Shark                                  -         0.5         1.0
           Corporate and unallocated           (3.5)       (4.0)       (4.3)
                                              -----       -----       -----
                                              $13.6       $ 8.3       $ 7.8
                                              =====       =====       =====

1996 versus 1995

ISD revenues grew by 51 percent, primarily attributable to the acquisition of the BMI subscriber base. DBC West experienced a 17 percent increase in average subscribers during the year resulting in an 18 percent growth in revenues. CMS revenues grew 18 percent mainly due to an 11 percent growth in its customer base during the year and a six percent increase in average subscriber revenues. BMI revenues increased 38 percent over the prior year with underlying subscriber growth of 28 percent. The Company believes these increases are attributable to the growing demand for financial information, the introduction of new services and the strengthening of the Company's brands in these markets. Comparative subscriber information as of June 30 is shown below:

                                    1996               1995
                                    ----               ----
           Signal                  14,093             13,320
           Quotrek                 10,584              8,937
           BMI                      8,814              6,860
           Sports                   2,152              2,153
           MarketWatch              1,101                  -
           CMS                        399                358

Year over year revenues in the Business Services Division increased 12 percent, with eight percent growth at ISN and 16 percent at CRI. Revenues at CRI were enhanced by the January 1, 1996 acquisition of a former CRI franchisee, for approximately $1.2 million.

Revenues for the BII entities have been presented for comparative purposes only. Such revenues were included in the Company's consolidated results of operations beginning July 1, 1995. Revenues (in millions) were as follows:

                                     1996               1995
                                     ----               ----
           BMI                      $17.8              $13.0
           ISN                       17.9               16.6
           CRI                       15.0               12.9


Operating income increased 69 percent and operating margins improved from 12 percent to 14 percent excluding $1.9 million and $0.9 million of costs in 1996 and 1995, respectively, incurred with the acquisition of BII. The Company does not expect to incur additional merger and consolidation costs associated with the BII acquisition. The margin improvement was largely caused by the sale of the assets of Shark, which had only a two percent operating margin during 1995. Operating margins for the other businesses decreased overall due to the Company's investment in new online businesses, international markets, a new information service for the agricultural market and CMS' new BondVu service, which totaled approximately $5.1 million during 1996. Such costs included research and development expenses, data and transmission costs and selling, general and administrative expenses.

Selling expenses increased to $22.1 million from $12.0 million; $7.7 million of the increase was attributable to BII. The remainder of the increase was caused by increased marketing efforts at DBC West and CMS to generate higher sales, partially offset by the absence of marketing costs at Shark.

Of the $2.1 million increase in goodwill amortization, $1.8 million was attributable to the acquisition of BII. The increase in other amortization was due to the amortization of customer contracts at ISN, whose value was recorded in purchase accounting at June 30, 1995.

Merger and consolidation costs approximating $1.9 million were incurred during 1996 in connection with the acquisition of BII. These costs are primarily related to salaries and benefits of certain duplicative employees of BII prior to their termination and costs to consolidate certain operations in San Mateo, California.

During 1996, the Company's joint venture in Hong Kong commenced operations. DBC recorded $0.8 million of losses on this investment.

Interest expense, net dropped by $0.4 million as higher interest income and lower interest expense at DBC were partially offset by the assumption of BII's debt as part of the acquisition. Interest income increased due to higher cash balances during the year, attributable to the substantial cash inflows at the end of 1995 from the sale of the assets of Shark and the CNBC net proceeds, as described below, cash generated from operations and the exercise of 2.1 million stock options. During 1996, the Company refinanced its bank debt, resulting in significantly lower levels of debt at June 30, 1996 versus June 30, 1995, as well as reduced interest expense during the year.

Other income, net includes a one-time receipt of $0.3 million, net of legal expenses, received as a settlement from Crum & Forster from a prior year insurance claim.

As a result of the arbitration of matters related to the Consumer News and Business Channel's ("CNBC") purchase of certain Financial News Network, Inc. ("FNN") media assets in 1991, DBC received a final payment of approximately $7.7 million in March 1996 from CNBC. The net proceeds after commissions, expenses, payments to claimholders under FNN's Plan of Reorganization and taxes (the "CNBC net proceeds") approximated $1.9 million ($3.3 million before taxes). In 1995, DBC received an initial $26.6 million payment from CNBC. The net impact of this payment was $8.9 million ($14.1 million before taxes).

The effective tax rate for 1996 was approximately 44 percent. This was higher than 1995, principally because of non-deductible goodwill amortization associated with the BII acquisition.

Excluding the CNBC net proceeds, merger and consolidation costs and an extraordinary loss from the early extinguishment of debt, 1996 net income totaled $8.3 million, equal to $0.26 per primary share. Comparable net income in 1995 was $5.2 million, or $0.22 per primary share, excluding $0.37 attributable to the CNBC net proceeds, $0.11 attributable to the sale of the assets of Shark and a $0.02 charge related to merger and consolidation costs. These results reflect a 33 percent increase in weighted average shares outstanding mainly due to the issuance of 6.1 million shares and options to acquire 1.0 million shares related to the BII acquisition.

1995 versus 1994

Revenue grew 12 percent in 1995 as revenue increases at DBC West and CMS were partially offset by a decrease at Shark. DBC West revenues grew by 17 percent, primarily attributable to a 15 percent increase in subscribers during the year and slightly higher service revenues per subscriber, partially offset by the discounting of service initiation fees to meet market competition, primarily from BMI. The acquisition of CMS, effective January 31, 1994, had a significant positive effect on revenues, reflecting 12 months of operations in 1995 versus five months in 1994. For the five comparable months of operations included in both fiscal periods, revenues increased 28 percent principally due to a 21 percent increase in the number of subscribers. The subscriber growth at DBC West and CMS was largely the result of the expansion of the overall market for financial information, advertising efforts of the Company and the introduction of new services.

Approximately $4.4 million of Shark's revenue decrease was attributable to the fact that 1995 included only ten months' results while 1994 included a full year as Shark's assets were sold effective May 1, 1995. The remaining decrease of $2.3 million is due to the decline in the number of customer terminals throughout the ten-month period (approximately 11 percent) and a decline in average rates due to competitive pressures.

Operating income increased 17 percent and operating margins were flat, excluding $0.9 million of merger and consolidation costs in 1995 incurred with the BII acquisition. The acquisition of CMS in 1994 and the sale of Shark's assets in 1995 had a positive impact on operating income as CMS reported operating profits for the full year in 1995 versus five months in 1994, while Shark's lower margins were a part of the Company's operations for only 10 months in 1995 versus the full year in 1994. DBC West's year over year operating income declined as operating income in 1994 included the one-time benefit of a change in marketing strategy whereby DBC retains title to the receiver equipment used by its subscribers. Such one-time benefit in 1994 compared with 1993 was $2.0 million. This change also caused significant increases in 1995 in product repair costs and depreciation. For the years ended June 30, 1995 and 1994, the following costs (in millions) were attributable to Shark:

                                              1995             1994
                                              ----             ----
Cost of services and sales                   $14.1            $17.5
Selling, general and administrative            3.2              6.2
Depreciation and amortization                  2.4              2.2

Merger and consolidation costs approximating $0.9 million were incurred in the fourth quarter of 1995 in connection with the acquisition of BII, primarily as a result of the consolidation of certain operations and corporate functions in San Mateo and Salt Lake City.

Interest expense, net increased by $0.3 million net expense mainly due to increased interest expense resulting from debt incurred for the CMS acquisition and for equipment financing at Shark, partially offset by a reduction of interest expense from the 1994 conversion and payment of the remaining Series B Convertible Notes and an increase in interest income due to higher cash balances during the year, which were largely attributable to the sale of the assets of Shark and the CNBC net proceeds.

The sale of the assets of Shark resulted in a non-recurring, pre-tax gain of $5.4 million in the fourth quarter of 1995. After taxes, this transaction contributed approximately $2.6 million to net income.

Other reorganization items, net for 1995 included $0.5 million of one-time, non-cash income related to the favorable settlement of outstanding claims, offset, in part, by $0.2 million of administrative expenses incurred in the resolution of outstanding reorganization matters.

Primary net income per share for 1995 equaled $0.68, including $0.37 attributable to the CNBC net proceeds, $0.11 attributable to the sale of the assets of Shark and a $0.02 charge related to merger and consolidation costs. This compares with $0.21 per share, including a $0.01 benefit from a change in accounting for income taxes, for 1994. These results reflect a 12 percent increase in primary shares outstanding, resulting principally from the conversion of Series B Convertible Notes and the issuance of 1.5 million shares and options to acquire 2.0 million shares in connection with the CMS acquisition in 1994. Fully diluted net income per share equaled $0.67 for 1995, including $0.37 attributable to the CNBC net proceeds, $0.11 attributable to the sale of Shark and a $0.02 charge related to merger and consolidation costs. This compares with $0.20, including a $0.01 benefit from a change in accounting for income taxes, in 1994, reflecting a two percent increase in fully diluted shares outstanding, mainly due to the aforementioned options issued in connection with the CMS acquisition and the higher stock price at June 30, 1995 compared to June 30, 1994. Weighted average primary shares outstanding were 24.0 million compared with 21.5 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $22.7 million, $9.4 million and $13.7 million in 1996, 1995 and 1994, respectively. The significant increase from 1995 to 1996 was mainly due to the increase in operating income before depreciation and amortization, attributable to the BII acquisition and growth in the other businesses. The decrease from 1994 to 1995 was largely attributable to approximately $3.9 million of taxes paid on the CNBC net proceeds and an increase in accounts receivable of $1.3 million. The taxes were reported as an operating cash outflow while the proceeds were considered to be an investing activity. In 1996, 1995 and 1994, the Company realized approximately $2.2 million, $6.4 million and $2.2 million, respectively, of its deferred tax assets, including those related to the Company's tax credit and net operating loss carryforwards.

In 1996, the Company used $18.5 million to complete the acquisition of BII, make contingent earnout payments associated with the CMS acquisition and acquire a former CRI franchisee. DBC received $4.9 million from CNBC, net of payments to claimholders. The Company used $14.7 million in 1996 for purchases of property and equipment. Capitalized software development costs of $1.8 million were substantially attributable to the development of BondVu at CMS and MarketWatch at DBC West. The Company also collected $1.3 million associated with the 1995 sale of the assets of Shark.

Investing activities generated $22.1 million of net cash in 1995, including $16.7 million from the sale of the assets of Shark and $15.7 million from CNBC, net of payments to claimholders. The Company used $8.3 million of cash in 1995 for purchases of property and equipment, down from $11.4 million in 1994. The decrease reflects Shark's 1994 service improvement efforts and the reduction of new equipment requirements at DBC West as a result of the change in marketing strategy. Capitalized software development costs increased from $0.7 million in 1994 to $1.9 in 1995, largely as a result of the development of BondEdge for Windows and Signal for Windows. Investing cash outflows in 1994 included $12.2 million for the acquisition of CMS, funded in part by $7.0 million of bank borrowings.

The Company received cash of $6.6 million from the exercise of 2.1 million stock options in 1996. DBC received $3.5 million in 1996 from a new debt agreement and used $13.2 million to pay off existing bank debt.

The Company used $2.6 million in 1995 to make scheduled debt payments, mainly associated with the financing of the CMS acquisition and equipment financing at Shark. In addition, DBC used $1.5 million to pay down its revolving line of credit. Debt payments in 1994 approximated $1.7 million.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At June 30, 1996, the Company was in compliance with these covenants.

The Company currently expects cash generated from operations to increase further during 1997, should current market conditions remain stable. Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

In the first quarter of 1997, DBC expects to pay $1.7 million from existing cash reserves to the former CMS shareholders, in connection with the contingent earnout provisions related to that acquisition. A second payment of $1.7 million will be paid in the fourth quarter of 1997. A final payment of $1.0 million may also be required in the fourth quarter of 1997, pending the performance of CMS during the current fiscal year.

EFFECT OF REORGANIZATION ITEMS UPON THE COMPANY'S REPORTED RESULTS

In 1996 and 1995, respectively, the Company recognized pre-tax gains of $3.3 million and $14.1 million from the CNBC net proceeds discussed earlier. Additionally, during 1995 the Company recognized income of approximately $0.3 million in non-recurring gains from favorable claim settlements and equipment sales for the FNN estate, net of equipment write-downs and legal/administrative costs.

INCOME TAXES

The Company adopted SFAS No. 109, effective July 1, 1993. The basis of SFAS No. 109 is currently to recognize future tax benefits or expenses attributable to the Company's temporary differences, net operating loss carryforwards and tax credit carryforwards. Recognition of deferred tax assets is subject to the Company's determination that realization is more likely than not. As of June 30, 1996, the Company has recorded $13.6 million of net deferred tax assets, net of a valuation allowance of $2.6 million and deferred tax liabilities of $3.4 million. Based on taxable income projections, management believes that the realization of the net deferred tax assets is more likely than not.

BUSINESS DEVELOPMENT AND OUTLOOK

During the fourth quarter of 1996, the Company introduced several new services, including:

o MarketWatch, an Internet financial data service offering real-time stock market quotes, fundamental and historical data, a specialized business news headline service, portfolio features, links to online brokerage services and other investment related services to non-professional users.

o BusinessVision, a business education service that can be received using a small direct broadcast satellite dish.

o BondVu, a service offering real-time fixed income prices and sophisticated fixed income analytics to the professional investor.

Revenues in 1996 from these new services were not significant but are expected to be substantial in the future. The Company expects to continue to commit its resources to the development of new services. Management expects such development efforts to be financed through cash generated from operations.

Subsequent to June 30, 1996, the Company acquired or agreed to acquire the following businesses, which in the aggregate had revenues of $8.1 million for the year ended June 30, 1996:

o Las Vegas Sports Consultants ("LVSC") acquired for approximately 333,000 shares of DBC common stock valued at $2.75 million. LVSC is the premier "opening line" odds maker in Las Vegas.

o Instant Odds Network ("ION") acquired for $2.6 million in cash. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas and has been doing so through DBC's sports products for the past two years.

o Federal News Service ("FNS") agreed to be acquired for an initial payment of $7.0 million, payable in DBC common stock, options and assumption of specified liabilities. FNS provides verbatim transcripts of major federal government hearings to approximately 350 news organizations, political associations and corporations around the world.

o Check Network ("CN") acquired for approximately 129,000 shares of DBC common stock, valued at $1.0 million. CN was a competitor of CRI in Colorado.

In 1996, DBC and Travelers Group, in an equal partnership, entered into an agreement with Internet Financial Network, Inc. ("IFN") that includes an option to acquire controlling interest of IFN. Services offered by IFN utilize proprietary data warehousing and search engine software to provide electronic access to the Securities and Exchange Commission's EDGAR database.

The Company's joint venture in Hong Kong began providing Signal service to local customers during 1996, ending the year with more than 1,000 subscribers. The data feed currently consists of Hong Kong stock market data and may be expanded in the future to include other international data.

Demand for financial market information is largely dependent upon activity levels in the securities markets. The Company's share of that demand is based on its ability to compete effectively with other financial information providers. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain. The Company continues to pursue projects to increase its share of its current markets and to broaden the scope of the markets in which the Company competes.

Certain ISN customers have informed the Company that they do not intend to renew their contracts upon expiration in 1997. Revenues from these customers amounted to $2.5 million in 1996 and forecasted 1997 revenues on these contracts prior to expiration are $1.6 million. While ISN expects to replace these customers in 1997, there can be no assurance that it will be successful in doing so.

Pricing for communication services to certain ISN customers has declined as a result of increased competition. The Company expects these pricing declines to continue as contracts are renewed in the near future. In this market, revenue growth, if any, will come from the delivery of new services and increased market share.

INFLATION

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                       Page
                                                                            ----
     Reports of Independent Accountants ...................................  25

     Consolidated Statements of Income ....................................  27

     Consolidated Balance Sheets ..........................................  28

     Consolidated Statements of Cash Flows ................................  29

     Consolidated Statements of Stockholders' Equity ......................  30

     Notes to Consolidated Financial Statements ...........................  31

Quarterly Financial Information (Unaudited) ...............................  43

Supplemental Schedule:

     Reports of Independent Accountants ...................................  44

     Financial Statement Schedule .........................................  46

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Data Broadcasting Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Data Broadcasting Corporation and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Salt Lake City, Utah
August 9, 1996

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Data Broadcasting Corporation:

We have audited the consolidated balance sheet of Data Broadcasting Corporation and Subsidiaries as of June 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Broadcasting Corporation and Subsidiaries as of June 30, 1994, and the consolidated results of their operations and their cash flows for the year ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.


                                              Coopers & Lybrand L.L.P.


New York, New York
September 13, 1994

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                                 Year Ended June 30,
                                                                                      ---------------------------------------------
                                                                                        1996               1995              1994
                                                                                      ---------          --------          --------
REVENUES                                                                              $ 114,633          $ 74,243          $ 66,434
COSTS AND EXPENSES
   Cost of services and sales                                                            45,055            30,547            28,950
   Selling, general and administrative                                                   37,431            24,516            23,399
   Depreciation and amortization                                                         16,621            10,012             6,259
   Merger and consolidation costs                                                         1,913               923              --
                                                                                      ---------          --------          --------
   Total costs and expenses                                                             101,020            65,998            58,608
                                                                                      ---------          --------          --------
INCOME FROM OPERATIONS                                                                   13,613             8,245             7,826
Gain on sale of Shark                                                                      --               5,410              --
Equity in loss of joint venture                                                            (752)              (53)             --
Interest expense, net                                                                      (430)             (816)             (664)
Other income, net                                                                           408              --                  86
                                                                                      ---------          --------          --------
INCOME BEFORE REORGANIZATION ITEMS                                                       12,839            12,786             7,248
CNBC proceeds, net of obligations                                                         3,299            14,135              --
Other reorganization items, net                                                            --                 263                35
                                                                                      ---------          --------          --------
INCOME BEFORE INCOME TAXES                                                               16,138            27,184             7,283
Provision for income taxes                                                                7,042            10,819             2,925
                                                                                      ---------          --------          --------
INCOME BEFORE EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                  9,096            16,365             4,358
Extraordinary loss on debt prepayment, net of tax                                          (225)             --                --
Cumulative effect of change in accounting for income taxes                                 --                --                 250
                                                                                      ---------          --------          --------
NET INCOME                                                                            $   8,871          $ 16,365          $  4,608
                                                                                      =========          ========          ========

INCOME PER SHARE:
   Primary        - Income before extraordinary loss and accounting change                $0.28             $0.68             $0.20
                  - Extraordinary loss on debt prepayment                                   --                --                --
                  - Cumulative effect of change in accounting for income taxes              --                --              0.01
                                                                                          -----             -----             -----
                         Net income                                                       $0.28             $0.68             $0.21
                                                                                          =====             =====             =====

   Fully diluted  - Income before extraordinary loss and accounting change                $0.28             $0.67             $0.19

                  - Extraordinary loss on debt prepayment                                 (0.01)              --                --

                  - Cumulative effect of change in accounting for income taxes              --                --               0.01
                                                                                          -----             -----             -----

                         Net income                                                       $0.27             $0.67             $0.20
                                                                                          =====             =====             =====


          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                June 30,
                                                                                       -------------------------
                                                                                         1996             1995
                                                                                       --------         --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                          $ 19,667         $ 32,465
    Restricted cash held for CheckRite merchants                                          1,698            1,472
    Accounts receivable, less allowance for doubtful accounts of $1,321 and $1,237        9,645            7,575
    Components and supplies inventory                                                     1,362            3,444
    Deferred tax assets, net of valuation allowance of $93 and $217                         486            1,770
    Income taxes receivable                                                               1,330              854
    Prepaid expenses and other current assets                                             1,133            2,404
                                                                                       --------         --------
       Total Current Assets                                                              35,321           49,984
Property and equipment, net                                                              22,838           18,007
Software development costs, net of accumulated amortization of $2,445 and $1,205          4,783            4,217
Goodwill, net of accumulated amortization of $6,050 and $4,677                           71,539           69,650
Deferred tax assets, net of valuation allowance of $2,508 and $2,384                     13,095           14,056
Other non-current assets                                                                  6,391            7,106
                                                                                       --------         --------
       TOTAL ASSETS                                                                    $153,967         $163,020
                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                   $  6,852         $  7,650
    Payable to BII stockholders                                                             209           13,484
    Payable to CheckRite merchants                                                        1,698            1,472
    Accrued liabilities                                                                  11,374           14,514
    Current maturities of long-term debt                                                  3,851            7,210
    Other current liabilities                                                               668            1,289
                                                                                       --------         --------
                                                                                         24,652           45,619
    Obligations for billings in advance of services                                       6,802            7,391
                                                                                       --------         --------
       Total Current Liabilities                                                         31,454           53,010
Long-term debt                                                                            2,558            8,903
Other non-current liabilities                                                             3,858            4,392
                                                                                       --------         --------
       TOTAL LIABILITIES                                                                 37,870           66,305
                                                                                       --------         --------

Commitments and contingencies

Stockholders' Equity:
    Common stock, $0.01 par value:
       Authorized - 75,000,000 shares:  Issued and Outstanding - 31,337,984
       shares in 1996 and 29,272,667 shares in 1995                                         313              293
    Additional paid-in capital                                                           82,693           72,202
    Retained earnings                                                                    33,091           24,220
                                                                                       --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                                       116,097           96,715
                                                                                       --------         --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $153,967         $163,020
                                                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Year Ended June 30,
                                                                                             --------------------------------------
                                                                                               1996           1995           1994
                                                                                             --------       --------       --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Income before extraordinary loss and cumulative effect of accounting change                  $  9,096       $ 16,365       $  4,358
Adjustments to reconcile income before extraordinary loss and cumulative effect of accounting change to net cash provided by operating activities:
   Depreciation and amortization                                                               16,621         10,012          6,259
   Effect of tax provision on reorganization value and deferred tax assets                      2,245          6,436          2,171
   Provision for losses on accounts receivable                                                  2,120            600            389
   CNBC proceeds, net of obligations and taxes                                                 (1,847)        (8,949)          --
   Equity in loss of joint venture                                                                752             53           --
   Amortization of deferred financing costs                                                       307            350             58
   Gain on sale of Shark                                                                         --           (5,410)          --
   Non-cash merger and consolidation costs                                                       --              821           --
   Non-cash income from reorganization items                                                     --             (494)           (35)
   Other non-cash items, net                                                                      591            224            113
Changes in operating assets and liabilities, net of acquisitions and divestitures:
   Accounts receivable                                                                         (5,548)        (1,341)           478
   Income taxes payable                                                                        (1,108)        (5,529)         1,065
   Accounts payable and accrued liabilities                                                    (3,815)        (4,806)          (454)
   Obligations for billings in advance of services                                               (743)         1,106           (214)
   Other assets and liabilities, net                                                            4,056            (31)          (522)
                                                                                             --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      22,727          9,407         13,666
                                                                                             --------       --------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                                           (18,478)        (1,107)       (12,170)
   Purchase of property and equipment                                                         (14,718)        (8,311)       (11,425)
   Receipt of contingent payments from CNBC                                                     7,738         26,611           --
   Payments to claimholders from CNBC proceeds                                                 (4,649)       (10,930)          --
   Capitalized software development costs                                                      (1,805)        (1,878)          (691)
   Investment in joint ventures                                                                (1,370)          --             --
   Proceeds from the sale of Shark                                                              1,331         16,662           --
   Sale of marketable securities                                                                 --              967             84
   Other, net                                                                                    (161)            67           (251)
                                                                                             --------       --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                           (32,112)        22,081        (24,453)
                                                                                             --------       --------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Payments of long-term debt and capital lease obligations                                   (13,204)        (4,060)        (1,737)
   Exercise of common stock options and warrants                                                6,634          1,091            495
   Issuance of long-term debt                                                                   3,500           --            9,415
   Payment of financing costs                                                                    (304)           (19)          (496)
   Other, net                                                                                     (39)          --             --
                                                                                             --------       --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                            (3,413)        (2,988)         7,677
                                                                                             --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (12,798)        28,500         (3,110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               32,465          3,965          7,075
                                                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 19,667       $ 32,465       $  3,965
                                                                                             ========       ========       ========

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (In thousands, except for number of shares)

                                                          Common Stock
                                                    -------------------------     Additional                       Total
                                                      Shares                        Paid-In       Retained      Stockholders'
                                                    Outstanding        Amount       Capital       Earnings         Equity
                                                    -----------        ------     ----------      --------      ------------
BALANCE AT JUNE 30, 1993                             17,593,529         $176        $16,393        $ 3,247        $ 19,816
    Conversion of Series B Notes                      2,968,800           30          2,939           --             2,969
    Issuance of stock, options and
      warrants for acquisitions                       1,537,552           15         11,850           --            11,865
    Exercise of stock options
      and warrants                                      286,010            3            492           --               495
    Tax benefit from exercise
      of stock options                                     --            --             358           --               358
    Net income                                             --            --            --            4,608           4,608
                                                    -----------         ----        -------        -------        --------
BALANCE AT JUNE 30, 1994                             22,385,891          224         32,032          7,855          40,111
    Issuance of stock and options
      for acquisitions                                6,091,791           61         37,545           --            37,606
    Exercise of stock options
      and warrants                                      819,488            8          1,474           --             1,482
    Tax benefit from exercise
      of stock options                                     --            --             833           --               833
    Reduction of deferred tax valuation
      allowance applicable to pre-Effective
      Date items                                           --            --             314           --               314
    Other                                               (24,493)         --               4           --                 4
    Net income                                             --            --            --           16,365          16,365
                                                    -----------         ----        -------        -------        --------
BALANCE AT JUNE 30, 1995                             29,272,677          293         72,202         24,220          96,715
    Exercise of stock options
      and warrants                                    2,065,528           20          6,591           --             6,611
    Tax benefit from exercise
      of stock options                                     --            --           3,900           --             3,900
    Other                                                  (221)         --            --             --              --
    Net income                                             --            --            --            8,871           8,871
                                                    -----------         ----        -------        -------        --------
BALANCE AT JUNE 30, 1996                             31,337,984         $313        $82,693        $33,091        $116,097
                                                    ===========         ====        =======        =======        ========

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Data Broadcasting Corporation and subsidiaries (the "Company" or "DBC") currently operates through two business segments: its Information Services Division ("ISD") and its Business Services Division ("BSD"). ISD provides real-time stock market quotes, equity and fixed income analytics, financial market information and news and access to historical financial databases. ISD also provides sports information to sports enthusiasts. BSD delivers point to multipoint communication services and provides check recovery and check verification data and services.

     ISD's customer base consists mainly of individual investors, traders and portfolio managers. BSD services are marketed primarily to retail merchants and business associations. Customers for both segments are located principally in North America. ISD also has customers in Europe, Hong Kong and the Middle East.

     Demand for financial market information is largely dependent upon activity levels in the securities markets. The Company's share of that demand is based on its ability to compete effectively with other financial information providers. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

     Basis of Presentation - The Company is the successor registrant to Financial News Network Inc. ("FNN") pursuant to the First Amended Plan of Reorganization of Financial News Network Inc., dated March 10, 1992, as amended (the "Plan"). The Plan became effective on June 26, 1992 ("the Effective Date").

     The consolidated financial statements have been prepared based on the "fresh start reporting" provisions set forth in American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, reorganization value represents the amount of equity value not specifically attributable to identifiable tangible assets of the Company as of the Effective Date of the Plan. As of June 30, 1995, reorganization value was reduced to zero (see Note 9).

     In accordance with AICPA Practice Bulletin 11, adjustments resulting from preconfirmation contingencies have been included in income from continuing operations in the period in which the adjustment was determined. The net amount of such items is shown on the Company's Consolidated Statements of Income as "Other reorganization items, net" and "CNBC proceeds, net of obligations."

     Principles of Consolidation - The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. The Company's consolidated balance sheet at June 30, 1995 reflects the balance sheet of Broadcast International, Inc. ("BII") and the related purchase accounting. BII's results of operations have been included in the Company's statements of income and cash flows commencing July 1, 1995. The results of Capital Management Sciences' ("CMS") operations have been included in the financial statements since January 31, 1994, as effective control of CMS was transferred to the Company as of that date. See Note 2 for further details of the BII and CMS acquisitions. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Restricted Cash Held for CheckRite Merchants - Restricted cash held for CheckRite merchants represents funds collected and deposited into trust funds from check recovery services on behalf of merchants. Certain state laws prohibit the Company from commingling such cash with operating funds or using it for working capital needs.

     Components and Supplies Inventory - Newly acquired components and supplies are stated at the lower of cost or market. Cost is determined by the following methods:

     Satellite network equipment                       First-in, first-out
     Satellite receiver and computer components        Average cost
     Computer supplies held for resale                 Specific identification

     Property and Equipment - Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from two to ten years. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the shorter of their useful lives or the remaining lease term. Equipment acquired under capital leases is recorded at the lower of the fair value of the equipment or the present value of future minimum lease payments at the beginning of the lease term and depreciated on a straight-line basis over the lease term.

     Software Development Costs - The Company capitalizes certain costs incurred to produce certain software used by subscribers to access, manage and analyze information in the Company's databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years.

     Goodwill - Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is being amortized on a straight-line basis over 5 to 25 years. At each balance sheet date management assesses whether there has been a permanent impairment in the value of these assets. If the carrying value of goodwill exceeds the undiscounted future cash flows from operating activities of the related businesses, a permanent impairment is deemed to have occurred. In this event, the assets would be written down to an amount equivalent to the discounted future cash flows from operating activities of the related businesses.

     Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 specifies the recognition and measurement criteria for such impairments. The effect, if any, on the Company's financial position or results of operations from adoption of SFAS No. 121 on July 1, 1996 is not expected to be material.

     Revenue Recognition - Prepaid subscription revenue is deferred and recorded as income on a straight-line basis over the term of the subscription agreement. One-time service initiation fees are recognized as revenue when billed to the extent that no future performance obligations exist and such fees do not exceed direct selling costs. In fiscal 1996, 1995 and 1994 such fees aggregated approximately $6,500,000, $4,900,000 and $4,100,000, respectively, and did not exceed direct selling costs.

     Research and Development Costs - Expenditures for research and development are expensed as incurred. The Company expensed approximately $4,300,000, $4,500,000 and $4,100,000 in research and development costs during the years ended June 30, 1996, 1995, and 1994, respectively, including

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     maintenance and upgrading of existing products, development of new products and development and maintenance of internal systems.

     Stock-Based Compensation - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 specifies accounting and reporting requirements for stock-based employee compensation plans, including the Company's stock option plan. The accounting requirements of the statement are optional, and it is expected that DBC will not adopt the new methodology. However, the Company will provide the required footnote disclosure beginning in fiscal 1997.

     Income Taxes - On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), which requires the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. SFAS No. 109 also requires consideration of future taxable income and expense in determining the level of valuation allowance, if any, to be applied against deferred tax assets. Previously, the Company followed SFAS No. 96, which did not recognize such future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

     Should there be a need to increase the valuation allowance in the future, a charge to income tax expense will be required. However, in the event there is a need to decrease the valuation allowance, SOP 90-7 requires a direct addition to stockholders' equity. This treatment only applies to the deferred tax assets and related valuation allowance applicable to pre-Effective Date items. As of June 30, 1996, the entire valuation allowance is related to pre-Effective Date items.

     Earnings per Share - Primary and fully diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period, calculated in accordance with the treasury stock method. Accounting Principles Board Opinion No. 15, "Earnings per share" ("APB No. 15"), limits the assumed repurchase of shares under the treasury stock method to twenty percent of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be used to pay down debt, resulting in interest savings. Fiscal 1995 net income is adjusted for such assumed interest savings, net of applicable income taxes, for purposes of these calculations. In 1994 fully diluted net income per common share was computed by dividing net income, adjusted to exclude interest expense, net of applicable income taxes, from DBC's Series B Convertible Subordinated Notes ("Series B Notes"), by the weighted average number of shares of common stock and common stock equivalents outstanding plus the additional common shares resulting from the assumed conversion of all Series B Notes at the beginning of the period. Supplementary income per share data, as required by APB No. 15 for 1994, was equivalent to fully diluted income per share data.

     The weighted average number of shares of common stock and common stock equivalents outstanding used in the computations are (in thousands):

                                        1996            1995           1994
                                        ----            ----           ----
          Primary                     31,936          24,015         21,533
          Fully Diluted               32,891          24,350         23,985

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   ACQUISITIONS

     Effective January 1, 1996, CheckRite International, Inc. ("CRI"), a subsidiary of BII, acquired all of the outstanding stock of Northwest CheckRite, Inc., a former franchisee of CRI, for $1,200,000. This acquisition did not have a material effect on the results of operations for the year ended June 30, 1996 or the Company's financial position at June 30, 1996. The transaction has been accounted for as a purchase and goodwill is being amortized over 25 years using the straight-line method.

     On June 30, 1995, the Company consummated its acquisition of all of the outstanding common stock of BII, for approximately $51,041,000, comprising cash of $13,484,000, 6,077,000 shares of DBC common stock valued at $35,673,000, and options to purchase approximately 993,000 shares of DBC common stock valued at $1,884,000. In addition, the Company assumed BII's debt of approximately $8,437,000. The Company also incurred acquisition costs of approximately $2,750,000. The adjusted assets and liabilities of BII were included in the Company's consolidated balance sheet at June 30, 1995. The results of operations of BII have been included in the Company's financial statements since July 1, 1995. The transaction has been accounted for as a purchase and goodwill is being amortized over 25 years using the straight-line method.

     Incorporated in the June 30, 1995 consolidated balance sheet are the following amounts (in thousands) for the BII acquisition, including purchase price adjustments:

     Restricted cash held for CheckRite merchants                $ 1,472
     Accounts receivable                                           3,224
     Components and supplies inventory                             3,444
     Other current assets                                          1,699
     Property and equipment                                       10,813
     Software development costs                                       83
     Goodwill                                                     46,200
     Deferred tax assets                                           3,493
     Other non-current assets                                      5,461
                                                                 -------
                                                                 $75,889
                                                                 =======

     Accounts payable                                            $ 4,940
     Payable to BII stockholders                                  13,484
     Payable to CheckRite merchants                                1,472
     Accrued liabilities                                           6,092
     Obligations for billings in advance of services               1,267
     Current maturities of long-term debt                          4,702
     Other current liabilities                                       557
     Long-term debt                                                3,735
     Other non-current liabilities                                 2,083
     Common stock                                                     61
     Additional paid-in capital                                   37,496
                                                                 -------
                                                                 $75,889
                                                                 =======

     In connection with the acquisition of BII, management developed and implemented restructuring plans to combine certain BII operations with the Company's existing operations in San Mateo, California and consolidate certain of BII's facilities in Utah. As a result, approximately 85 BII employees in the customer service, development, sales and finance functions were terminated. The Company also has incurred obligations for leased space that became idle as a result of the consolidation of facilities. In addition, certain contractual obligations of BII became redundant based on the Company's consolidation plans. The estimated cost of these actions as of June 30, 1995 was approximately $1,369,000 and was accrued in purchase accounting. During 1996, the Company charged approximately $1,017,000 of severance and lease costs against this accrual and

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   ACQUISITIONS (continued)

     increased the estimated cost by approximately $505,000. In addition to the restructuring actions, the Company recorded certain other assets and liabilities in purchase accounting. During 1996, DBC wrote off additional assets and increased certain liabilities in the aggregate amount of approximately $659,000. These adjustments have been recorded as an increase to goodwill and will be amortized over the remaining life of goodwill.

     Effective April 1, 1995, the Company acquired all of the outstanding stock of Computer Sports World, Inc. ("CSW"), a leading on-line sports database company, for approximately $133,000 in cash and approximately 15,000 shares of DBC common stock, valued at $50,000. The acquisition of CSW did not have a material effect on the results of operations for the year ended June 30, 1995 or the Company's financial position at June 30, 1995. The transaction has been accounted for as a purchase and goodwill is being amortized over five years using the straight-line method.

     In 1994, the Company acquired CMS, a provider of fixed income analytics. The results of operations and financial position of CMS have been included in these financial statements as of January 31, 1994, the date effective control was transferred to the Company. The merger was formally completed on April 29, 1994. DBC acquired the net assets of CMS for consideration of approximately $27,063,000, comprising cash, a note payable to the former CMS shareholders, approximately 1,538,000 shares of DBC common stock, and options to purchase up to 2,000,000 shares of DBC common stock. The transaction has been accounted for as a purchase and goodwill is being amortized over 15 years using the straight-line method.

     DBC may also pay the former CMS shareholders up to $6,840,000 of additional cash based on the pre-tax earnings of CMS over the three-year period commencing January 31, 1994 and ending January 31, 1997. Contingent cash payments will be added to the acquisition cost when determinable and amortized prospectively over the then remaining life of goodwill. As of June 30, 1996, the Company has paid the former CMS shareholders approximately $2,423,000 and accrued approximately $3,420,000 of additional payments.

     Effective January 31, 1994, the Company acquired substantially all of the operations and business of DataSport, Inc. ("DataSport"), an investee of DBC and a distributor of sports data, for consideration having a value of approximately $293,000. The transaction has been accounted for as a purchase and goodwill is being amortized over five years using the straight-line method.

     In connection with the acquisitions of CMS and DataSport, liabilities were assumed as follows (in thousands):

     Fair value of assets acquired, including $22,725 of goodwill      $31,463
     Cash paid                                                         (13,339)
     DBC common stock issued                                            (7,391)
     Options and warrants issued on DBC common stock                    (3,926)
     Note issued                                                        (2,700)
     Expenses incurred                                                  (1,408)
                                                                       -------
     Liabilities assumed                                               $ 2,699
                                                                       =======

     The following unaudited pro forma combined results of operations for the years ended June 30, 1995 and 1994 assume the acquisition of BII had occurred on July 1, 1993 and the acquisitions of CMS and DataSport had occurred on July 1, 1992. These results also include (a) assumed cost reductions of $4,000,000 directly related to consolidation of certain operations of DBC and BII, (b) assumed interest savings from the assumed repayment of BII debt and (c) the elimination of non-recurring hostile proxy contest expenses incurred by BII. These results are not indicative of results that would have been obtained had the acquisitions occurred on the assumed dates and are not intended to be a projection of future results.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   ACQUISITIONS (continued)

                                        (In thousands, except per share amounts)

     For the years ended June 30,               1995                1994
                                              ---------           --------
     Revenues                                  $116,708           $109,029
     Income before cumulative effect of
         change in accounting                   $18,567            $ 6,435
     Net income                                 $18,567            $ 6,685
     Primary earnings per share                   $0.62             $ 0.23
     Fully diluted earnings per share             $0.61             $ 0.22

3.   SALE OF SHARK

     On May 8, 1995, under the terms of a definitive agreement dated April 13, 1995, a subsidiary of Automatic Data Processing, Inc. ("ADP") purchased substantially all of the assets and assumed specified liabilities of Shark Information Services Corp. ("Shark"), a subsidiary of the Company, for $17,993,000, plus the assumption of approximately $1,903,000 in debt. The net assets of Shark sold were approximately $7,113,000. In connection with the sale, DBC recorded obligations of approximately $2,756,000 for future payments of non-cancelable office space leases not assumed by ADP, severance, compensation and benefits costs of approximately $1,500,000 and transaction and other costs of approximately $1,214,000. DBC recorded a pre-tax gain of $5,410,000 ($2,628,000 after taxes).

4.   MERGER AND CONSOLIDATION COSTS

     During 1996, the Company expensed approximately $1,913,000 of merger and consolidation costs, primarily related to the cost of certain duplicative employees of BII prior to their termination and costs to consolidate certain operations in San Mateo, California.

     In connection with the acquisition of BII, management committed to product plans based upon BII's technology that was expected to render certain of the Company's receiver equipment obsolete by July 1, 1996. Consequently, at June 30, 1995, those assets were written down to their net realizable value, resulting in a non-recurring, pre-tax charge of approximately $647,000.

     In connection with the acquisition of BII and the sale of the assets of Shark, management decided to combine the corporate functions of the Company at BII's corporate headquarters in Salt Lake City, Utah. This resulted in a decision to terminate 13 DBC employees in New York in the areas of finance, administration and human resources. In the fourth quarter of fiscal 1995, the Company expensed approximately $276,000 to cover compensation costs and termination benefits for these employees.

5.   JOINT VENTURES

     In fiscal 1995, the Company formed joint ventures in Hong Kong and China. As of June 30, 1996, no investment has been made in the joint venture in China and none is planned until the political situation evolves to a point where management is comfortable with such an investment. DBC owns 49 percent of the joint venture in Hong Kong, which is being accounted for under the equity method. In fiscal 1996, DBC invested approximately $851,000 in this joint venture of which approximately $752,000 was recorded as an equity loss.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, (in thousands)

                                                         1996          1995
                                                       -------       -------
     Receiver equipment held by subscribers            $29,128       $19,459
     Computer and communication equipment               21,279        17,356
     Furniture and fixtures                              1,888         1,506
     Leasehold improvements                                992         1,094
                                                       -------       -------
                                                        53,287        39,415
     Less accumulated depreciation and amortization     30,449        21,408
                                                        ------       -------
                                                       $22,838       $18,007
                                                       =======       =======

     Property and equipment includes approximately $166,000 and $265,000 of assets recorded under capital leases at June 30, 1996 and 1995, respectively. During fiscal 1994, the Company financed the acquisition of $208,000 of communication equipment through a capital lease.

     Depreciation expense, including amortization of capital leases, was $9,536,000, $7,020,000 and $4,483,000 for fiscal years 1996, 1995, and
     1994, respectively.

7.   LONG-TERM DEBT

     Long-term debt consisted of the following at June 30, (in thousands):

                                                        1996          1995
                                                       ------        ------
     Key Bank term loan                                $3,500            --
     CMS shareholders' note                             2,700        $2,700
     Bank One term loan                                    --         4,752
     Midlantic term loan                                   --         3,514
     First Interstate loan                                 --         1,953
     Bank One line of credit                               --         1,400
     Bank of America note                                  --         1,200
     Capital lease obligations                            157           263
     Other                                                 52           331
                                                       ------        ------
                                                        6,409        16,113
     Less current maturities                            3,851         7,210
                                                       ------        ------
     Long-term debt                                    $2,558        $8,903
                                                       ======        ======


     In March 1996, the Company entered into a $36,500,000 loan agreement with Key Bank National Association. The agreement provides for an acquisition line of credit of $30,000,000, a revolving line of credit of $3,000,000 and a term loan of $3,500,000. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing over time. The term loan matures on December 31, 1999 with principal payments of $250,000 due quarterly beginning September 30, 1996. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 7.82 percent as of June 30, 1996. DBC had not drawn on the line of credit facilities as of June 30, 1996. Unused commitment fees of 0.25 percent and 0.325 percent are charged to DBC based on the average daily balance of the unused portion of the acquisition line of credit and revolving line of credit, respectively. This agreement includes various restrictive covenants and requires the Company to maintain certain financial ratios. At June 30, 1996, the Company was in compliance with these covenants.

     In conjunction with this agreement, DBC prepaid its outstanding bank debt during fiscal 1996 using the proceeds from the term loan and existing cash reserves. DBC recorded an extraordinary loss of

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   LONG-TERM DEBT (continued)

     approximately $225,000, net of tax of $148,000 in the fourth quarter of fiscal 1996 as a result of the prepayment of one of its bank obligations.

     As part of the CMS acquisition, the Company recorded a $2,700,000 note, payable to the former CMS shareholders on April 29, 1997. Interest is payable semi-annually at a rate of 8.75 percent.

     Amounts due associated with long-term debt and capital leases are as follows (in thousands):

         1997                               $3,851
         1998                                1,058
         1999                                1,000
         2000                                  500
                                            ------
                                            $6,409
                                            ======

     The Company paid approximately $1,078,000, $1,219,000 and $482,000 of interest on long-term debt during the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Interest expense for the fiscal years ended June 30, 1996, 1995 and 1994, was $1,322,000, $1,436,000 and $825,000,
     respectively.

8.   STOCKHOLDERS' EQUITY

     In addition to the Company's common stock, the Company is authorized to issue 5,000,000 preferred shares, $0.01 par value, none of which have been issued.

     In fiscal 1995, the Company sold 1,000 shares of common stock and issued a warrant to Timex Corporation at an above-market price to purchase 100,000 shares of common stock in connection with an agreement to develop and market a wristwatch receiver. The warrant is exercisable at $7.00 per share and expires on December 16, 1999.

     In fiscal 1995, Bank of America exercised a warrant by purchasing 250,000 shares of DBC common stock, applying the exercise price of $375,000 to amounts owed to it by the Company under terms of a note.

     In fiscal 1994, the Company issued options to purchase 2,000,000 shares of DBC common stock as part of the acquisition of CMS. As of June 30, 1996, 1,291,682 of these options remain outstanding. These options have an exercise price of $3.42 per share and become exercisable at various dates through May 1, 1997.

     Further, in consideration for services performed related to a previous debt agreement, the Company issued currently exercisable warrants for the purchase of 250,000 shares of DBC common stock at $3.42 per share in fiscal 1994. These warrants expire on May 4, 1999.

     In conjunction with the DataSport acquisition in fiscal 1994, the Company issued currently exercisable warrants for the purchase of 111,833 shares of DBC common stock at $4.61 per share, expiring on December 31, 1998. As of June 30, 1996, 104,195 of these warrants remain outstanding.

     In connection with the Data Broadcasting Corporation Stock Option Plan (the "Option Plan"), 5,450,000 shares of DBC common stock were reserved for issuance. At June 30, 1996, approximately 460,000 shares were available for future grants. The Option Plan provides for issuance of incentive stock options and non-qualified stock options to key employees. The Option Plan also permits the granting of stock appreciation rights with stock options to certain key employees. At June 30, 1996, there were no stock appreciation rights attached to stock options. Options and warrants outstanding at June 30, 1996 are exercisable over periods ending not later than fiscal 2006.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   STOCKHOLDERS' EQUITY (continued)

     Additional information relating to the options and warrants is as follows (shares in thousands):

                                                                    Exercise
                                                      Shares         Price
                                                      ------    ---------------
     Options and warrants outstanding, June 30, 1993   2,791    $1.22 to  $2.44
     Granted                                           1,068    $2.97 to  $6.81
     Issued as part of the CMS acquisition             2,000              $3.42
     Exercised                                          (286)   $1.22 to  $4.61
     Surrendered or expired                              (60)             $2.06
                                                      ------
     Options and warrants outstanding, June 30, 1994   5,513    $1.22 to  $6.81
     Granted                                           1,160    $4.50 to  $7.00
     Conversion of BII stock options                     993    $2.47 to  $5.76
     Exercised                                          (819)   $1.22 to  $5.00
     Surrendered or expired                             (204)   $3.42 to  $6.81
                                                      ------
     Options and warrants outstanding, June 30, 1995   6,643    $1.22 to  $7.00
     Granted                                           1,140    $6.69 to $11.00
     Exercised                                        (2,066)   $1.22 to  $6.81
     Surrendered or expired                             (145)   $2.06 to  $6.81
                                                      ------
     Options and warrants outstanding, June 30, 1996   5,572    $1.22 to $11.00
                                                      ======
     Options and warrants exercisable, June 30, 1996   2,902
                                                      ======

9.   INCOME TAXES

     The Company adopted SFAS No. 109 effective July 1, 1993, establishing deferred tax assets of $9,940,000, net of a $13,524,000 valuation allowance. SOP 90-7 requires that the initial recognition of deferred taxes arising from net operating loss carryforwards and temporary differences existing prior to the Effective Date be recorded as a reduction of reorganization value. Therefore, at July 1, 1993, the deferred tax assets were recorded by reducing reorganization value by $9,690,000 and recognizing a $250,000 benefit.

     As required by SFAS No. 109, the Company periodically assesses its valuation allowance. As a result, effective June 30, 1995 and June 30, 1994, the Company reduced its valuation allowance by $2,859,000 and $8,064,000, respectively, principally due to the realization of deferred tax assets and the reduction of the rate at which certain pre-Effective Date items are expected to be realized. In accordance with SOP 90-7, the decrease attributable to the realization of pre-Effective Date deferred tax assets was recorded by reducing reorganization value by $10,609,000 and increasing additional paid-in capital by $314,000.

     The components of net deferred tax assets as of June 30, 1996 and 1995 are as follows ($ in thousands):

                                                             1996         1995
                                                            -------      -------
     Deferred tax assets
          Federal net operating loss carryforwards          $ 9,987      $11,239
          Property and equipment                              4,180        6,161
          Purchase accounting liabilities                     1,708         --
          State net operating loss carryforwards              1,291        1,340
          Minimum tax credit carryforward                     1,026          904
          Expenses - sale of Shark                              199        1,370
          Lease obligations                                     476          649
          Other                                                 753        2,394
                                                            -------      -------
          Gross deferred tax assets                          19,620       24,057
          Valuation allowance                                 2,601        2,601
                                                            -------      -------
          Total deferred tax assets                          17,019       21,456
                                                            -------      -------

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.   INCOME TAXES (continued)

     Deferred tax liabilities
          Sale/leaseback obligations                        1,860          1,735
          Subscriber contracts                              1,057          1,755
          Property and equipment                             --            1,858
          Other                                               521            282
                                                          -------        -------
          Total deferred tax liabilities                    3,438          5,630
                                                          -------        -------
     Net deferred tax assets                              $13,581        $15,826
                                                          =======        =======

     The Company has net operating loss carryforwards ("NOLs") of $28,536,000. The use of certain NOLs is limited by the Internal Revenue Code due to prior ownership changes. NOLs of $26,607,000 expiring through 2007, are subject to an annual limitation of approximately $2,200,000 Additional NOLs of $1,929,000 expire through 2010.

     The components of income tax expense are as follows for the years ended June 30, (in thousands):

                                           1996            1995            1994
                                          -------         -------         ------
Current:
    Federal                               $ 3,873         $ 3,652         $  264
    State                                     924             731            490
Deferred:
    Federal                                   792           4,595            807
    State                                     201           1,074            462
NOL utilization                             1,252             767            902
                                          -------         -------         ------
                                            7,042         $10,819         $2,925
                                                          =======         ======
    Benefit on extraordinary loss            (148)
                                          -------
                                          $ 6,894
                                          =======

     The Company's effective tax rate differs from state and federal statutory rates, as shown in the following reconciliation for the three years ended June 30, 1996:

                                                    1996       1995       1994
                                                    ----       ----       ----
Income tax expense at federal statutory rate        35.0%      35.0%      34.0%
State income tax expense, net of federal benefit     4.7        5.7        5.7
Amortization of goodwill                             4.1         --         --
Non-taxable reorganization adjustments                --       (0.7)      (0.5)
Amortization of reorganization value                  --        0.1        3.4
Other, net                                          (0.1)      (0.3)      (2.5)
                                                    ----       ----       ----
Effective income tax rate                           43.7%      39.8%      40.1%
                                                    ====       ====       ====


     The Company paid approximately $925,000 and $4,761,000 in federal and state income taxes during the years ended June 30, 1996 and 1995, respectively. In fiscal 1994, DBC received a net income tax refund of approximately $468,000.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases communication and test equipment, office facilities and equipment, and has distribution agreements for satellite space and FM radio channels, generally under noncancellable lease arrangements that expire on various dates through fiscal 2004. Certain of the lease agreements for premises require the Company to pay operating costs, including property taxes and maintenance costs, and include rent adjustment clauses.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  COMMITMENTS AND CONTINGENCIES (continued)

     Rent expense approximated $8,535,000, $5,892,000 and $5,525,000 in 1996,
     1995, and 1994, respectively. At June 30, 1996, future minimum operating lease payments, including approximately $2,966,000 recorded as a liability in connection with the sale of the assets of Shark and the acquisition of BII, are as follows (in thousands):

                                 Real Estate and       Distribution
                                    Equipment           Agreements
                                    ---------           ----------
     1997                            $ 5,068             $ 4,218
     1998                              4,061               3,618
     1999                              2,923               2,819
     2000                                878               1,573
     2001                                313                 966
     Thereafter                          566                 685
                                     -------             -------
     Total minimum lease
          payments                    13,809             $13,879
                                                         =======
     Less amounts accrued              2,966
                                     -------
                                     $10,843
                                     =======

     The Company is a party to various legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company. See Note 2 for a discussion of a contingency related to the acquisition of CMS.

11.  CNBC PROCEEDS AND OBLIGATIONS

     Under terms of a previous agreement, DBC received a payment of approximately $26,611,000 on March 31, 1995 from the Consumer News and Business Channel ("CNBC"), as additional consideration for CNBC's purchase of certain FNN media assets in May 1991. The agreement specified that the Company was to receive a payment of 50 percent of the cumulative revenues of CNBC in excess of $227,000,000 for the three fiscal years ending December 31, 1994. To satisfy its obligations for this item under the Plan, DBC accrued approximately $12,476,000 as of March 31, 1995 for commissions, expenses and obligations to claimholders, all of which have been paid as of June 30, 1996.

     On March 1, 1996, DBC received a final payment of approximately $7,738,000 from CNBC as the result of the arbitration of certain matters related to the fiscal 1995 payment. The gross amounts payable for commissions, expenses and obligations to claimholders approximating $4,560,000, less claims owned by DBC of approximately $345,000, were paid in the fourth quarter of fiscal 1996.

12.  SEGMENT INFORMATION

     Financial information for the Company's two business segments as of and for the year ended June 30, 1996 is set forth below (in thousands).

                                                          Corporate
                                                             and
                                   ISD         BSD       Unallocated     Total
                                 -------     -------     -----------    --------
Revenues                         $81,664     $32,969         --         $114,633
Income from operations
  before merger costs             17,157       1,181       (2,812)        15,526
Income from operations            15,899       1,181       (3,467)        13,613
Depreciation and amortization     10,928       5,619           74         16,621
Identifiable assets               66,079      54,092       33,796        153,967
Capital expenditures              12,722       1,944           52         14,718

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.  401(k) PLAN

     The Company has a 401(k) plan covering substantially all employees of the Company. Employer contributions to the plan are determined annually by the Company and are made on behalf of participants who have elected to defer receipt of a portion of their compensation otherwise payable in a plan year. Such Company contributions totaled approximately $551,000, $137,000, and $83,000 in fiscal years 1996, 1995, and 1994, respectively.

14.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company has deposited its temporary cash investments with 15 banks and one financial institution of high credit quality, thereby seeking to maximize interest income while limiting the amount of credit exposure to any entity and reducing amounts in excess of federal insurance. At June 30, 1996, approximately $18,655,000 of cash and cash equivalents was deposited in three money market accounts. These accounts invest largely in U.S. Government obligations and investment grade commercial paper, thereby limiting credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographical regions of North America. At June 30, 1996, the Company believes that it had no significant concentrations of credit risk.

15.  SUBSEQUENT EVENTS

     Effective July 1, 1996, the Company acquired Las Vegas Sports Consultants ("LVSC") for approximately 333,000 shares of DBC common stock valued at $2,750,000. LVSC is the premier "opening line" odds maker in Las Vegas

     Effective July 1, 1996, the Company acquired Instant Odds Network ("ION") for $2,600,000 in cash. ION has the rights to electronically transmit real-time betting odds from six major casinos in Las Vegas and has been doing so through DBC's sports products for the past two years.

     On August 2, 1996, the Company signed a letter of intent to acquire Federal News Service which provides verbatim transcripts of major federal government hearings to approximately 350 news organizations, political associations and corporations around the world.

     On September 16, 1996, the Company acquired Check Network ("CN"), a competitor of CRI in Colorado, for approximately 129,000 shares of DBC common stock, valued at $1,000,000.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                      (In thousands, except per share data)

                                                             Quarter
                                           -----------------------------------------     Year Ended
                                           First       Second      Third      Fourth   June 30, 1996
                                           -----       ------      -----      ------   -------------
Revenues                                 $ 28,240    $ 27,593    $ 28,364    $ 30,436    $ 114,633
Total costs and expenses                   25,380      24,119      24,396      27,125      101,020
Income from operations before
    merger and consolidation costs          3,735       4,309       4,123       3,359       15,526
Income from operations                      2,860       3,474       3,968       3,311       13,613
Reorganization items, net                    --          --         3,299        --          3,299
Income before income taxes                  2,558       3,127       6,984       3,469       16,138
Provision for income taxes                  1,249       1,461       2,864       1,468        7,042
Net income                                  1,309       1,666       4,120       1,776        8,871
Earnings per share
    Primary                              $   0.04    $   0.05    $   0.13    $   0.06    $    0.28
    Fully diluted                        $   0.04    $   0.05    $   0.12    $   0.05    $    0.27

ISD Segment
      Revenues                           $ 19,113    $ 19,862    $ 20,613    $ 22,076    $  81,664
      Income from operations before
        merger and consolidation costs      3,803       4,707       4,782       3,865       17,157

BSD Segment
      Revenues                              9,127       7,731       7,751       8,360       32,969
      Income from operations before
        merger and consolidation costs        557         333         189         102        1,181

Corporate and unallocated
      Loss from operations before
        merger and consolidation costs       (625)       (731)       (848)       (608)      (2,812)

                                                             Quarter
                                           -----------------------------------------     Year Ended
                                           First       Second      Third      Fourth   June 30, 1996
                                           -----       ------      -----      ------   -------------
Revenues                                  $19,052     $19,263      $19,564    $16,364     $74,243
Total costs and expenses                   16,841      16,914       17,097     15,146      65,998
Income from operations before
    merger and consolidation costs          2,211       2,349        2,467      2,141       9,168
Income from operations                      2,211       2,349        2,467      1,218       8,245
Reorganization items, net                     385         (60)      14,117        (44)     14,398
Income before income taxes                  2,269       1,949       16,221      6,745      27,184
Provision for income taxes                    885         758        5,897      3,279      10,819
Net income                                  1,384       1,191       10,324      3,466      16,365
Earnings per share
    Primary                               $  0.06     $  0.05      $  0.43    $  0.15     $  0.68
    Fully diluted                         $  0.06     $  0.05      $  0.43    $  0.14     $  0.67

        Report of Independent Accountants on Financial Statement Schedule


To the Board of Directors and Stockholders of Data Broadcasting Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 9, 1996 appearing in this Annual Report to stockholders of Data Broadcasting Corporation also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Salt Lake City, Utah
August 9, 1996

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Data Broadcasting Corporation:

Our report on the consolidated financial statements of Data Broadcasting Corporation and Subsidiaries as of June 30, 1994 and for the year ended June 30, 1994 is included on page 26 of this Form 10-K. As indicated therein, our report includes an explanatory paragraph on the change in the Company's method of accounting for income taxes. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule on page 46 of this Form 10-K as of June 30, 1994 and for the year ended June 30, 1994.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          Coopers & Lybrand L.L.P.


New York, New York
September 13, 1994

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                For the Years Ended June 30, 1996, 1995 and 1994
                                 (in thousands)

Schedule VIII - Valuation and Qualifying Accounts

                                                                Additions
                                                          ---------------------
                                            Balance at    Charged                                     Balance
                                            Beginning     to Costs     Charged         Write          at End
                                                of          and        to Other         Offs/           of
Description                                   Period      Expenses     Accounts      Recoveries       Period
- -----------                                   ------      --------     --------      ----------       ------
Allowance for doubtful accounts:
  Year Ended June 30, 1994                    $   579        389          215 (A)         480            703
  Year Ended June 30, 1995                        703        600          579 (A)         645 (B)      1,237
  Year Ended June 30, 1996                      1,237      2,120                        2,036          1,321

Deferred income tax valuation
   allowance:
  Year Ended June 30, 1994 (C)                $13,524 (C)             ($8,064) (D)                    $5,460
  Year Ended June 30, 1995                      5,460                  (1,279) (E)      1,580          2,601
  Year Ended June 30, 1996                      2,601                                                  2,601

(A) Allowance for doubtful accounts recorded through acquisitions.
(B) Includes $86 recorded through the sale of Shark.
(C) Opening balance attributable to the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective
    July 1, 1993.
(D) Recorded as a reduction of reorganization value, in accordance with Statement of Position 90-7 ("SOP 90-7").
(E) Recorded as a reduction reorganization value and an increase in equity, in accordance with SOP 90-7.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Board of Directors - Nominees" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with its Annual Meeting of Shareholders to be held on November 12, 1996 is hereby incorporated by reference. Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation and Other Information" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with its Annual Meeting of Stockholders to be held on November 12, 1996 is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with its Annual Meeting of Stockholders to be held on November 12, 1996 is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Other Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with its Annual Meeting of Stockholders to be held on November 12, 1996 is hereby incorporated by reference.

                                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   The following documents are filed as part of this report:

     1.   Financial Statements

          The financial statements and reports of independent accountants required by this item are included in Part II, Item 8. See pages 24 to 42, herein.

     2.   Financial Statement Schedule

          Schedule VIII, Valuation and Qualifying Accounts, and the related reports of independent accountants are included in Part II, Item 8. See pages 44 to 46, herein.

     3.   Exhibits*

          The exhibits to this Form 10-K are listed below.

          Exhibit
          Number      Description of Exhibit
          ------      ----------------------

          2.1 Plan and Agreement of Merger between Data Broadcasting Corporation and Capital Management Sciences (Exhibit 1 to Form 8-K, filed on May 16, 1994).

          2.2 First Amendment to Plan and Agreement of Merger between Data Broadcasting Corporation and Capital Management Sciences (Exhibit 2 to Form 8-K, filed on May 16, 1994).

          2.3 Agreement and Plan of Reorganization among Data Broadcasting Corporation, BII Acquisition Corp. and Broadcast International, Inc. dated as of January 24, 1995 (Annex A to the Proxy Statement/Prospectus included as part of Form S-4, declared effective on May 25, 1995).

          3.1 Restated Certificate of Incorporation of Data Broadcasting Corporation, as amended.

          3.2 Bylaws of Data Broadcasting Corporation, as amended (Exhibit 3.2 to Form 8-A, filed on June 15, 1992).

          4.1 Form of Amended Basic Option Agreement between Data Broadcasting Corporation and shareholders of Capital Management Sciences (Exhibit 4 to Form 8-K/A, filed on July 13, 1994).

     ----------
     * Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

          4.2 Form of Amended Incentive Option Agreement between Data Broadcasting Corporation and shareholders of Capital Management Sciences (Exhibit 6 to Form 8-K/A, filed on July 13, 1994).

          10.1 Registration Rights Agreement dated June 25, 1992 between Data Broadcasting Corporation, on the one hand, and Allan
                      R. Tessler and Alan J. Hirschfield, on the other hand (Exhibit 28.5 to Form 8-K, filed on June 30, 1992).

          10.2 Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994.

          10.3 Separate Consulting and Indemnification Agreements between the Company and Co-Chief Executive Officers Alan J. Hirschfield and Allan R. Tessler (Form 10-K of Financial News Network Inc. filed in December 1990).**

          10.4 Employment Agreement between Data Broadcasting Corporation and B. Douglas Smith (Exhibit 10.9 to Form 10-K for year ended June 30, 1993).**

          10.5 Employment Agreement between Data Broadcasting Corporation and James A. Kaplan (Exhibit 9 to Form 8-K, filed on May 16, 1994).**

          10.6 Employment Agreement between Data Broadcasting Corporation and Mark F. Imperiale (Exhibit 10.10 to Form 10-K for year ended June 30, 1994).**

          10.7 Dwight H. Egan Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.25 to Form S-4, declared effective on May 25, 1995).**

          10.8 Dennis L. Crockett Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.26 to Form S-4, declared effective on May 25, 1995).**

          10.9 Employment Agreement with Nicholas Ruitenberg dated July 18, 1994 (Exhibit 10.32 to Form S-4, declared effective on May 25, 1995).**

          10.10 Employment Agreement with Reed L. Benson dated July 18, 1994 (Exhibit 10.33 to Form S-4, declared effective on May 25, 1995).**

          10.11 Term Note in favor of Bank of America issued by Data Broadcasting Corporation in the amount of $2,000,000 (Exhibit 10.10 to Form 10-K for year ended June 30, 1993).

          10.12 Promissory Note between Data Broadcasting Corporation, as Maker, and Del, Rubel, Shaw, Mason & Derin, as Payee (Exhibit 3 to Form 8-K, filed on May 16, 1994).

          10.13 Option Shares Registration Rights Agreement between Data Broadcasting Corporation and shareholders of Capital Management Sciences (Exhibit 5 to Form 8-K, filed on May 16, 1994).

     ----------
     ** Management contract or compensation plan or arrangement.

          10.14 Shareholders' Agreement between Data Broadcasting Corporation and shareholders of Capital Management Sciences (Exhibit 7 to Form 8-K, filed on May 16, 1994).

          10.15 Negative Pledge and Springing Lien Agreement between Data Broadcasting Corporation and Del, Rubel, Shaw, Mason & Derin, as collateral agent (Exhibit 10 to Form 8-K, filed on May 16, 1994).

          10.16 Transponder Service Agreement between Broadcast International, Inc. and Hughes Communications Satellite Services, Inc. dated July 1, 1990 (Exhibit 10.21 to Form S-4, declared effective on May 25, 1995).

          10.17 Satellite Transmission and Reception Service Agreement between Broadcast International, Inc. and U.S. Satellite Corporation, Inc. dated June 22, 1987 (Exhibit 10.23 to Form S-4, declared effective on May 25, 1995).

          10.18 Transponder Sale Agreement between Broadcast International, Inc. and GTE Spacenet Corporation dated December 8, 1992 (Exhibit 10.24 to Form S-4, declared effective on May 25, 1995).

          10.19 Loan Agreement and Security Agreement between Broadcast International, Inc. and First Interstate Bank of Utah, N.A. dated March 19, 1993 (Exhibit 10.27 to Form S-4, declared effective on May 25, 1995).

          10.20 Loan Agreement and Security Agreement between Broadcast International, Inc. and Bank One, Utah, N.A. dated July 28, 1993 (Exhibit 10.28 to Form S-4, declared effective on May 25, 1995).

          10.21 Operating Agreement of Emerson Check-Rite Federal Recoveries, L.L.C. (Exhibit 10.29 to Form S-4, declared effective on May 25, 1995).

          10.22 Amendment to Loan Agreement and Line of Credit Note dated July 29, 1994 (Exhibit 10.30 to Form S-4, declared effective on May 25, 1995).

          10.23 Amended and Restated Loan Agreement between Broadcast International, Inc. and Bank One, Utah, N.A. (Exhibit
                      10.34 to Form S-4, declared effective on May 25, 1995).

          10.24 Second Amended and Restated Loan Agreement between Broadcast International, Inc. and Bank One, Utah, N.A. dated March 28, 1995 (Exhibit 10.35 to Form S-4, declared effective on May 25, 1995).

          10.25 Asset Purchase Agreement Among ADP Financial Information Services, Inc., Shark Information Services Corp. and Data Broadcasting Corporation (Exhibit 1 to Form 8-K filed on May 23, 1995).

          10.26 Loan Agreement by and among Data Broadcasting Corporation, as the Borrower, and Society National Bank, as Agent (Exhibit 1 to Form 8-K filed on April 9, 1996).

          10.27 ILX/CMS Distribution Agreement (Exhibit 1 to Form 8-K filed on May 16, 1996).

          11          Statement re Computation of Earnings Per Share.

          21          Subsidiaries of the Registrant.

          23.1        Consent of Price Waterhouse LLP.

          23.2        Consent of Coopers & Lybrand L.L.P.

          27          Financial Data Schedule.

B.   Reports on Form 8-K

     On April 9, 1996, the Registrant filed a Current Report on Form 8-K, dated April 8, 1996, which reported under Items 5 and 7, the Registrant's new loan agreement with Society National Bank.

     On May 17, 1996, the Registrant filed a Current Report on Form 8-K, dated May 16, 1996, which reported the Registrant's new distribution agreement with ILX Information Systems, under Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA BROADCASTING CORPORATION


                                     By:                 /s/
                                          ------------------------------------
                                          Alan J. Hirschfield
                                          Co-Chief Executive Officer
                                          September 27, 1996


                                     By:                 /s/
                                          ------------------------------------
                                          Allan R. Tessler
                                          Co-Chief Executive Officer
                                          September 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Principal Executive Officers:

                                     By:                 /s/
                                          ------------------------------------
                                          Alan J. Hirschfield
                                          Co-Chief Executive Officer
                                          September 27, 1996


                                     By:                 /s/
                                          ------------------------------------
                                          Allan R. Tessler
                                          Co-Chief Executive Officer
                                          September 27, 1996

Principal Financial Officer:

                                     By:                 /s/
                                          ------------------------------------
                                          Mark F. Imperiale
                                          President, Chief Operating Officer
                                          and Chief Financial Officer
                                          September 27, 1996

Principal Accounting Officer:

                                     By:                 /s/
                                          ------------------------------------
                                          Andrew P. Schlotterbeck
                                          Vice President and Controller
                                          September 27, 1996

Directors:


                /s/                                         /s/
- -------------------------------------       -----------------------------------
Alan J. Hirschfield                         James A. Kaplan
Co-Chairman of the Board                    Director
September 27, 1996                          September 27, 1996


                /s/                                         /s/
- -------------------------------------       -----------------------------------
Allan R. Tessler                            David R. Markin
Co-Chairman of the Board                    Director
September 27, 1996                          September 27, 1996


                /s/                                         /s/
- -------------------------------------       -----------------------------------
Charles M. Diker                            Herbert S. Schlosser
Director                                    Director
September 27, 1996                          September 27, 1996


                /s/                                         /s/
- -------------------------------------       -----------------------------------
Dwight H. Egan                              Carl Spielvogel
Director                                    Director
September 27, 1996                          September 27, 1996


                /s/
- -------------------------------------
Donald P. Greenberg
Director
September 27, 1996