Form 10-Q
period 1996-09-30
DATA BROADCASTING CORPORATION
filed 1996-11-14
CIK 888165

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-Q

        Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of  1934
          For the quarterly period ended September 30, 1996.

                   Commission file number 0-20311


                    DATA BROADCASTING CORPORATION
        (Exact name of registrant as specified in its charter)

             Delaware                                13-3668779
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)


            7050 Union Park Center, Suite 600, Midvale, Utah  84047
                 (Address of principal administrative offices)

Registrant's telephone number, including area code:  (801) 562-2252

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

               Yes   X                               No


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 6, 1996 was 32,999,255.

                   Exhibit index is located on page 12.
               Total number of pages in this report is 13.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

           DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
               (In thousands, except per share data)

                                                       Three Months Ended
                                                            September 30,
                                                        1996            1995
REVENUES                                              $30,193         $28,240

COSTS AND EXPENSES
  Cost of services                                     12,262           11,712
  Selling, general and administrative                  10,180            8,726
  Depreciation and amortization                         4,694            4,067
  Merger and consolidation costs                            -              875
  Total costs and expenses                             27,136           25,380

INCOME FROM OPERATIONS                                  3,057            2,860
Interest and other (expense) income, net                 (160)            (302)

INCOME BEFORE INCOME TAXES                              2,897            2,558
Provision for income taxes                              1,308            1,249
NET INCOME                                            $ 1,589          $ 1,309

NET INCOME PER SHARE:
  Primary                                               $0.05           $0.04

  Fully diluted                                         $0.05           $0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                              33,261          31,686
  Fully diluted                                        33,463          31,867

      See accompanying notes to consolidated financial statements

            DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                     (In thousands, except share data)
                                                       September 30,   June 30,
                                                           1996          1996
ASSETS
Current Assets:
  Cash and cash equivalents                                $16,260    $ 19,667
  Restricted cash held for CheckRite merchants               1,831       1,698
  Accounts receivable, net                                   8,632       9,645
  Components and supplies                                      867       1,362
  Other current assets                                       2,458       2,949
     Total Current Assets                                   30,048      35,321
Property and equipment, less accumulated
  depreciation of $33,017 and $30,449                       23,334      22,838
Software development costs, net of
  accumulated amortization of $2,856 and $2,445              4,808       4,783
Goodwill, net of accumulated amortization
  of $7,185 and $6,050                                      76,222      71,539
Deferred tax assets, net                                    12,833      13,095
Other assets                                                 6,296       6,391
     TOTAL ASSETS                                         $153,541    $153,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                         $5,650       $6,852
  Payable to CheckRite merchants                            1,831        1,698
  Payable to stockholders of  acquired companies              387          209
  Accrued liabilities                                       8,146       11,374
  Current maturities of long-term debt                      3,838        3,851
  Other current liabilities                                   774          668
                                                           20,626       24,652
  Obligations for billings in advance of services           5,607        6,802
     Total Current Liabilities                             26,233       31,454
Long-term debt                                              2,286        2,558
Other non-current liabilities                               3,936        3,858
     TOTAL LIABILITIES                                     32,455       37,870

Commitments and contingencies

Stockholders' Equity:
  Common stock                                                320         313
  Additional paid-in capital                               86,086      82,693
  Retained earnings                                        34,680      33,091
     TOTAL STOCKHOLDERS' EQUITY                           121,086     116,097
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $153,541    $153,967


       See accompanying notes to consolidated financial statments

               DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                                          Three Months Ended
                                                            1996       1995
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                $1,589      $1,309
Adjustments to reconcile income to net cash
  provided by operating activities:
    Depreciation and amortization                          4,694       4,067
    Other non-cash items, net                              2,022       1,278
Changes in operating assets and liabilities, net          (2,938)     (6,205)
NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,367         449

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash paid for acquisitions                              (4,310)    (16,692)
  Purchase of property and equipment                      (3,285)     (2,088)
  Proceeds from the sale of Shark                              -         871
  Investment in joint ventures                              (668)       (851)
  Other, net                                                (467)       (213)
NET CASH USED IN INVESTING ACTIVITIES                     (8,730)    (18,973)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Exercise of common stock options and warrants              245       1,845
  Payments of long-term debt                                (287)     (2,855)
  Other, net                                                  (2)          -
NET CASH USED IN FINANCING ACTIVITIES                        (44)     (1,010)
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (3,407)    (19,534)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          19,667      32,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $16,260     $12,733

       See accompanying notes to consolidated financial statements

                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended September 30, 1996 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

2.  ACQUISITIONS

Effective July 1, 1996, the Company acquired by merger all the common stock of Las Vegas Sports Consultants ("LVSC") in exchange for 330,206 shares of the Company's common stock, valued at $3,100,000. LVSC is the leading "opening line" odds maker in Las Vegas.

Effective September 16, 1996, the Company acquired the common stock of Dajoy Enterprises, Inc., dba Check Network ("CN"), in exchange for 128,700 shares of the Company's common stock, valued at $1,000,000. CN, located in Colorado, provides check recovery services.

Effective July 1, 1996, the Company acquired Instant Odds Network, Inc. ("ION") for $2,600,000. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas and has been doing so through DBC's sports products for the past two years. The agreement contains a contingent earnout provision, payable in DBC common stock, based upon the results of operations of ION for the three-year period ending June 30, 1999.

These transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method.

3.  CONTINGENCIES

Under the terms of the merger agreement whereby the Company acquired Capital Management Sciences ("CMS"), DBC may pay the former CMS shareholders up to $6,840,000 of additional cash based on the pre-tax earnings of CMS over the three-year period commencing January 31, 1994 and ending January 31, 1997. Contingent cash payments will be added to the acquisition cost when determinable and amortized prospectively over the then remaining life of goodwill. As of September 30, 1996, the Company had paid $4,133,000 under these provisions and accrued $1,710,000 of additional payments.

4.  SUBSEQUENT EVENTS

On October 31, 1996, the Company completed its acquisition of substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities for 804,841 shares of DBC common stock, valued at $6,650,000. The agreement also provides for a contingent earnout, payable in DBC common stock, based upon FNS' results of operations for the year ending October 31, 1997. FNS provides verbatim transcripts of major federal government hearings to approximately 350 news organizations, political associations and corporations around the world.

On November 12, 1996, the Company announced that its board of directors authorized the repurchase of up to 2 million shares of common stock. This plan will be implemented from time to time in either open market or private transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Information Services Division ("ISD") includes DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital
Management Sciences ("CMS").   ISD provides real-time stock market quotes,
equity and fixed income analytics, financial market information and news, access to historical databases, and other information to individual investors, traders and institutional clients. ISD also provides sports data and information to sports enthusiasts. The Business Services Division ("BSD") includes Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission.

RESULTS OF OPERATIONS

                                 SELECTED FINANCIAL DATA ($ Millions)
                                For The Three Months Ended September 30,

                                           1996                  1995
Revenues
   Information Services Division
     DBC West                             $12.7                 $11.5
     BMI                                    5.2                   4.0
     CMS                                    4.6                   3.6
                                           22.5                  19.1

   Business Services Division
     ISN                                    3.4                   5.7
     CRI                                    4.3                   3.4
                                            7.7                   9.1
   Total                                   30.2                  28.2

Cost of services                           12.2                  11.7
Selling, general and administrative:
     Sales and marketing                    6.4                   5.3
     G&A                                    3.8                   3.4

Depreciation and amortization
     Equipment and leasehold improvements   2.7                   2.8
     Goodwill                               1.1                   0.9
     Software development                   0.4                   0.3
     Customer contracts and other           0.5                   0.1
Merger and consolidation costs                -                   0.9
Income from operations                     $3.1                 $ 2.8

Income (loss) from operations by unit
     DBC West/BMI                          $3.1                  $2.4
     CMS                                    0.8                   0.8
     ISN                                   (0.4)                  0.2
     CRI                                    0.4                   0.3
     Corporate and unallocated             (0.8)                 (0.9)
                                           $3.1                  $2.8

ISD revenues grew by 18 percent due to growth at all operations. DBC West experienced a 12 percent increase in subscribers to 27,744 at September 30, 1996 from 24,700 at September 30, 1995. Over that period, DBC West's revenues grew 10 percent from $11.5 million to $12.7 million. BMI's revenues increased by 30 percent over the prior year mainly due to an 18 percent increase in subscribers from 7,364 at September 30, 1995 to 8,676 at September 30, 1996. CMS' revenues grew from $3.6 million to $4.6 million primarily as a result of an 11 percent increase in its customer base from September 30, 1995 to September 30, 1996.

BSD revenues for the first quarter of fiscal 1997 decreased by 15 percent when compared with the first quarter of fiscal 1996. ISN's revenues decreased by 40 percent over the prior year, primarily due to a decrease in equipment sales revenue. In the first quarter of fiscal 1996 ISN recorded $1.8 million in equipment sales revenue related to the installation of three new networks. CRI's revenues increased by 26 percent over the prior year, primarily reflecting the addition of several large clients and the acquisition of Northwest CheckRite, Inc. in January 1996.

Income from operations increased by $0.3 million over last year's first quarter. However, excluding $0.9 million of costs incurred in the first quarter of fiscal 1996 in connection with the acquisition and consolidation of BII, operating income decreased from $3.7 million to $3.1 million and operating margins decreased. This decrease was due to (i) development activities for AgCast, an online agricultural information service, the Lawyers Communications Network, a joint venture in conjunction with the American Bar Association, and DBC Online services, (ii) initial stage marketing for BondVu and BusinessVision and (iii) market repositioning for the Company's Signal, QuoTrek and BMI products. In total the Company expensed $1.7 million for these activities in this year's first quarter as compared with $0.3 million in last year's first quarter. In addition, the Company capitalized
$0.4 million and $0.1 million related to these activities during the three months ended September 30, 1996 and 1995, respectively.

The effective tax rate for the three months ended September 30, 1996 was 45 percent. This was lower than the 49 percent rate in the fiscal 1996 first quarter, but was comparable with the 44 percent effective tax rate for the fiscal year ended June 30, 1996.

Net income for the first quarter of fiscal 1997 totaled $1.6 million, equal to $0.05 per primary and fully diluted share. Weighted average shares outstanding grew by five percent, principally due to the shares issued for the acquisitions of Las Vegas Sports Consultants and Check Network. Last year's first quarter net income was $1.3 million, or $0.04 per share, including a $0.02 charge associated with the aforementioned merger and consolidation costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.4 million and $0.4 million for the three months ended September 30, 1996 and 1995, respectively. The increase was principally due to improved operating earnings, adjusted for non-cash items including depreciation and amortization, and a decrease in accounts receivable during the first quarter of fiscal 1997 as compared with an increase during the fiscal 1996 first quarter. The Company paid $4.3 million for acquisitions during the first quarter of fiscal
1997, including the cash payment for the acquisition of Instant Odds Network, Inc. and contingent earnout payments for the CMS acquisition. The Company invested $3.8 million of cash in the first quarter of fiscal 1997 for property and equipment and capitalized software development compared to $2.4 million in the comparable fiscal 1996 period. The decrease in long-term debt payments from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was principally due to the debt refinancing that occurred during fiscal 1996.

The Company currently expects cash generated from operations to increase further during fiscal 1997, should current market conditions remain stable. Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At September 30, 1996, the Company was in compliance with these covenants.

BUSINESS DEVELOPMENT AND OUTLOOK

The Company expects to continue the aforementioned development and marketing efforts at about the same rate for the remainder of fiscal 1997. The
Company also expects that these expenditures will be funded by cash generated from operations.

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     . The presence of competitors with greater financial resources and their strategic response to the Company's new services.

     . The response of customers to the Company's new marketing strategies.

     .   Activity levels in the securities markets.

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings incidental to its business operation, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following exhibits are filed as part of this report:

      Exhibit
      Number         Description of Exhibit

        11         Statement re Computation of Earnings per Share
        27         Financial Data Schedule

     b.  Reports on Form 8-K

        During the quarter ended September 30, 1996, the Registrant did not file a Current Report on Form 8-K.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                               (Registrant)





Dated:  November 13, 1996                     By:   /s/ Allan R. Tessler
                                                   Allan R. Tessler
                                                   Co-Chief Executive Officer






Dated:  November 13, 1996                     By:   /s/ Alan J. Hirschfield
                                                   Alan J. Hirschfield
                                                   Co-Chief Executive Officer






Dated:  November 13, 1996                     By:   /s/ Mark F. Imperiale
                                                   Mark F. Imperiale
                                                   President, Chief Operating
                                                   Officer and
                                                   Chief Financial Officer

                               EXHIBIT INDEX




                                                               Sequentially
                                                                 Numbered
Exhibit No.     Description                                         Page


11              Statement re Computation of Earnings per Share       13