Form 10-Q
period 1996-12-31
DATA BROADCASTING CORPORATION
filed 1997-02-14
CIK 888165

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------

                                    FORM 10-Q

                                 --------------


     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended DECEMBER 31, 1996.


                         Commission file number 0-20311
                                                -------


                          DATA BROADCASTING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          13-3668779
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)



             7050 UNION PARK CENTER, SUITE 600, MIDVALE, UTAH 84047
             ------------------------------------------------------
                  (Address of principal administrative offices)


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

                        Yes  X                No
                            ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes  X                No
                            ---

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 6, 1997 was 33,179,013.

================================================================================

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                   Three Months Ended             Six Months Ended
                                                                       December 31,                  December 31,
                                                                 ---------------------         ---------------------
                                                                  1996           1995           1996           1995
                                                                 ------         ------         ------         ------

REVENUES                                                        $31,353        $27,593        $61,546        $55,833

COSTS AND EXPENSES

     Cost of services                                            13,423         10,052         25,685         21,764

     Selling, general and administrative                         10,210          9,173         20,390         17,899

     Depreciation and amortization                                4,981          4,059          9,675          8,126

     Merger and consolidation costs                                  --            835             --          1,710
                                                                 ------         ------         ------         ------
     Total costs and expenses                                    28,614         24,119         55,750         49,499
                                                                 ------         ------         ------         ------
INCOME FROM OPERATIONS                                            2,739          3,474          5,796          6,334

     Adjustment of gains on sales of assets                         952             --            952             --

     Losses from Hong Kong joint venture                           (606)          (176)          (828)          (281)

     Interest income (expense), net                                  78           (171)           140           (368)
                                                                 ------         ------         ------         ------
INCOME BEFORE INCOME TAXES                                        3,163          3,127          6,060          5,685

Provision for income taxes                                        1,563          1,461          2,871          2,710
                                                                 ------         ------         ------         ------
NET INCOME                                                       $1,600         $1,666         $3,189         $2,975
                                                                 ======         ======         ======         ======
NET INCOME PER SHARE:

     Primary                                                     $ 0.05         $ 0.05         $ 0.09         $ 0.09
                                                                 ======         ======         ======         ======
     Fully diluted                                               $ 0.05         $ 0.05         $ 0.09         $ 0.09
                                                                 ======         ======         ======         ======
WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING:

     Primary                                                     34,022         32,087         33,642         31,887

     Fully diluted                                               34,087         33,321         33,775         32,594


           See accompanying notes to consolidated financial statements




                                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                        December 31,    June 30,
                                                                                            1996          1996
                                                                                        ------------    --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                            $ 17,549       $ 19,667
    Restricted cash held for CheckRite merchants                                            2,048          1,698
    Accounts receivable, net                                                               12,153          9,645
    Components and supplies                                                                 1,135          1,362
    Other current assets                                                                    2,223          2,949
                                                                                         --------       --------
       Total Current Assets                                                                35,108         35,321
Property and equipment, less accumulated depreciation of $35,619 and $30,449               23,621         22,838
Software development costs, net of accumulated amortization of $3,287 and $2,445            5,076          4,783
Goodwill, net of accumulated amortization of $8,473 and $6,050                             82,880         71,539
Deferred tax assets, net                                                                   13,181         13,095
Other assets                                                                                6,207          6,391
                                                                                         --------       --------
       TOTAL ASSETS                                                                      $166,073       $153,967
                                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                     $  7,223       $  7,061
    Payable to CheckRite merchants                                                          2,048          1,698
    Accrued liabilities                                                                     7,908         11,374
    Current maturities of long-term debt                                                    3,835          3,851
    Other current liabilities                                                                 857            668
                                                                                         --------       --------
                                                                                           21,871         24,652
    Deferred revenue                                                                        7,648          6,802
                                                                                         --------       --------
       Total Current Liabilities                                                           29,519         31,454
Long-term debt                                                                              2,016          2,558
Other non-current liabilities                                                               3,374          3,858
                                                                                         --------       --------
       TOTAL LIABILITIES                                                                   34,909         37,870

Commitments and contingencies

Stockholders' Equity:
    Common stock  (33,316 shares and 31,338 shares)                                           333            313
    Additional paid-in capital                                                             96,248         82,693
    Retained earnings                                                                      36,280         33,091
    Treasury stock
                                                                                           (1,697)          --
                                                                                         --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                                         131,164        116,097
                                                                                         --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $166,073       $153,967
                                                                                         ========       ========

           See accompanying notes to consolidated financial statements

                                       3





                                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                          Six Months Ended
                                                                                     --------------------------
                                                                                       1996               1995
                                                                                     -------            -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                           $ 3,189            $ 2,975
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                     9,675              8,126
     Other non-cash items, net                                                         3,877              2,790
Changes in operating assets and liabilities, net                                      (6,811)            (8,183)
                                                                                     -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              9,930              5,708
                                                                                     -------            -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (6,155)            (5,174)
   Cash paid for acquisitions                                                         (3,388)           (16,889)
   Capitalized software development costs                                             (1,136)              (635)
   Investment in joint ventures                                                       (1,068)              (926)
   Proceeds from the sale of Shark                                                         -              1,141
   Other, net                                                                              -                 22
                                                                                     -------           --------
NET CASH USED IN INVESTING ACTIVITIES                                                (11,747)           (22,461)
                                                                                     -------           --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Exercise of common stock options and warrants                                       1,959              4,862
   Purchase of treasury stock                                                         (1,697)              --
   Payments of long-term debt                                                           (559)            (4,390)
   Other, net                                                                             (4)              --
                                                                                     -------            -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (301)               472
                                                                                     -------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (2,118)           (16,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      19,667             32,267
                                                                                     -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $17,549            $15,986
                                                                                     =======            =======

           See accompanying notes to consolidated financial statements

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and six months ended December 31, 1996 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1996.

2. ACQUISITIONS

Effective July 1, 1996, the Company acquired by merger all of the common stock of Las Vegas Sports Consultants ("LVSC") in exchange for 330,206 shares of the Company's common stock, valued at $3,100,000. LVSC is the leading "opening line" odds maker in Las Vegas.

Effective July 1, 1996, the Company acquired all of the outstanding common stock of Instant Odds Network, Inc. ("ION") for $2,600,000 in cash. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas and has been doing so through DBC's sports products for the past two years. The agreement contains a contingent earnout provision, payable in DBC common stock, based upon the results of operations of ION for the three-year period ending June 30, 1999.

Effective September 16, 1996, the Company acquired all of the outstanding common stock of Dajoy Enterprises, Inc., dba Check Network ("CN"), in exchange for 128,700 shares of the Company's common stock, valued at $1,000,000. CN, located in Colorado, provides check recovery services.

Effective October 31, 1996, the Company acquired substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities, for 804,841 shares of DBC common stock, valued at $6,650,000. The agreement also provides for a contingent earnout, payable in DBC common stock, based upon FNS' results of operations for the year ending October 31, 1997. FNS provides verbatim transcripts of major federal government hearings to approximately 350 news organizations, political associations and corporations around the world.

The above transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method.

3. JOINT VENTURES

In the second quarter of fiscal 1997, the Company recorded a pre-tax charge of $606,000 to write-off its remaining investment obligation in a joint venture in Hong Kong. The Company and its joint venture partner concluded that its core product should be discontinued, given the lack of acceptance in the market.

4. ADJUSTMENT OF GAINS ON SALES OF ASSETS

In the second quarter of fiscal 1997, the Company adjusted its gain on the fiscal 1995 sale of substantially all of the assets of Shark Information Services Corp. and the fiscal 1996 gain from the Consumer News and Business Channel proceeds by recording a pre-tax benefit of $952,000. These benefits are the result of reductions in certain reserves recorded at the time of the initial transactions, which management has determined to no longer be necessary due to the resolution of certain contingencies and the revision of certain estimates.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. CONTINGENCIES

Under the terms of the merger agreement whereby the Company acquired Capital Management Sciences ("CMS"), DBC may pay the former CMS shareholders up to $6,840,000 of additional cash based on the pre-tax earnings of CMS over the three-year period commencing January 31, 1994 and ending January 31, 1997. Contingent cash payments are added to the acquisition cost when determinable and amortized prospectively over the then remaining life of goodwill. As of December 31, 1996 the Company had paid $4,133,000 under these provisions and accrued $1,710,000 of additional payments.

6. STOCKHOLDERS' EQUITY

On November 12, 1996, the Company announced that its board of directors authorized the repurchase of up to 2 million shares of common stock. This plan will be implemented from time to time in either open market or private transactions. As of December 31, 1996 the Company had repurchased 220,000 shares at a cost of $1,697,000. In addition, approximately 499,000 and 634,000 options and warrants were exercised during the three and six months ended December 31, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Information Services Division ("ISD") includes DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"). ISD provides real-time stock market quotes, equity and fixed income analytics, financial market information and news, access to historical databases, and other information to individual investors, traders and institutional clients. ISD also provides sports data and information to sports enthusiasts, and international news and government information to media, government agencies, corporate and international clients. The Business Services Division ("BSD") includes Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission.

RESULTS OF OPERATIONS



                                                                        SELECTED FINANCIAL DATA ($ Millions)
                                                                         For the Periods Ended December 31,
                                                                   ---------------------------------------------
                                                                       Three Months               Six Months
                                                                   -------------------         -----------------
                                                                   1996           1995         1996         1995
                                                                   ----           ----         ----         ----
Revenues
     Information Services Division
         DBC West                                                 $13.2          $11.9        $26.0        $23.4
         BMI                                                        5.3            4.2         10.4          8.1
         CMS                                                        4.6            3.8          9.2          7.5
                                                                  -----          -----        -----        -----
                                                                   23.1           19.9         45.6         39.0
                                                                  -----          -----        -----        -----
     Business Services Division
         ISN                                                        3.6            4.2          7.1          9.9
         CRI                                                        4.6            3.5          8.8          6.9
                                                                  -----          -----        -----        -----
                                                                    8.2            7.7         15.9         16.8
                                                                  -----          -----        -----        -----
     Total                                                         31.3           27.6         61.5         55.8

Cost of services                                                   13.4           10.0         25.7         21.8
Selling, general and administrative
         Sales and marketing                                        5.3            4.6         11.7          9.2
         G&A                                                        4.9            4.6          8.7          8.7

Depreciation and amortization
         Equipment and leasehold improvements                       2.8            2.4          5.4          4.7
         Goodwill                                                   1.3            0.9          2.4          1.8
         Software development                                       0.4            0.3          0.8          0.6
         Customer contracts and other                               0.5            0.5          1.0          1.0
Merger and consolidation costs                                       --            0.8           --          1.7
                                                                  -----          -----        -----        -----
Income from operations                                            $ 2.7          $ 3.5        $ 5.8        $ 6.3
                                                                  =====          =====        =====        =====
Income (loss) from operations by unit
         DBC West/BMI                                             $ 3.3          $ 3.6        $ 6.3        $ 5.9
         CMS                                                        0.6            0.8          1.3          1.6
         ISN                                                       (0.5)           0.0         (0.8)         0.3
         CRI                                                        0.2            0.3          0.6          0.6
         Corporate and unallocated                                 (0.9)          (1.2)        (1.6)        (2.1)
                                                                  -----          -----        -----        -----
                                                                  $ 2.7          $ 3.5        $ 5.8        $ 6.3
                                                                  =====          =====        =====        =====

                                       7


Three Months

ISD revenues grew by 16 percent due to growth at all operations. The 11 percent growth in DBC West revenues, from $11.9 million to $13.2 million, was due to an increase in subscribers, and the acquisitions of Instant Odds Network, Las Vegas Sports Consultants, and Federal News Service. DBC West experienced a 7 percent increase in subscribers to 27,553 at December 31, 1996 from 25,743 as of December 31, 1995. BMI's revenues increased by 28 percent over the prior year mainly due to a 20 percent increase in subscribers from 7,535 at December 31, 1995 to 9,068 at December 31, 1996. CMS' revenues grew from $3.8 million to $4.6 million primarily as a result of an 11 percent increase in its customer base from December 31, 1995 to December 31, 1996.

BSD revenues for the second quarter of fiscal 1997 increased by 6 percent when compared with the second quarter of fiscal 1996. ISN's revenues decreased by 14 percent over the prior year, due to a decrease in equipment sales revenue and advertising revenue. ISN typically records a significant amount of equipment sales revenue upon installation of a new satellite network. This revenue fluctuates depending on the timing of new installations, and may distort quarterly comparisons from year to year. CRI's revenues increased by 32 percent over the prior year, primarily due to the acquisitions of Northwest CheckRite, Inc. in January 1996, and Check Network in September 1996.

Income from operations decreased by $0.8 million over last year's second quarter which included $0.8 million of costs in connection with the acquisition and consolidation of BII. The decrease in operating margins was primarily due to (i) development activities for AgCast, an online agricultural information service, the Lawyers Communications Network, a joint venture in conjunction with the American Bar Association, and the Company's Online services, (ii) initial stage marketing for BondVu and BusinessVision and (iii) market repositioning for the Company's Signal, QuoTrek and BMI products. In total the Company expensed $2.0 million for these activities in this year's second quarter as compared with $0.5 million for similar activities in last year's second quarter. In addition, the Company capitalized $0.2 million of software development costs related to these activities in both comparative quarters.

The current quarter also includes the following non-recurring items: (i) a pre-tax charge of $0.6 million for the write-off of the Company's joint venture in Hong Kong, (ii) a pre-tax benefit of $1.0 million from the fiscal 1995 sale of substantially all of the assets of Shark Information Services Corp. ("Shark") and proceeds received in fiscal 1996 from the Consumer News and Business Channel ("CNBC"). The Hong Kong write-off occurred as management concluded that the operation's core product should be discontinued due to the lack of acceptance in the market. The benefits resulted from the resolution of certain contingencies and the revision of certain estimates associated with the Shark and CNBC transactions.

The effective tax rate for the three months ended December 31, 1996 was 49 percent. This was higher than the 46 percent rate in the fiscal 1996 second quarter, due to an increase in non-deductible goodwill amortization related to the acquisitions of Check Network, Las Vegas Sports Consultants, and Federal News Service.

Net income for the second quarter of fiscal 1997 totaled $1.6 million, equal to $0.05 per primary and fully diluted share. Primary weighted average shares outstanding grew by six percent, and fully diluted weighted average shares outstanding grew by two percent, principally due to the shares issued for the aforementioned acquisitions. Last year's second quarter net income was $1.7 million, or $0.05 per share, including a $0.02 charge associated with the merger and consolidation costs discussed above.

Six Months

ISD revenues grew by 17 percent in the comparative six-month period, primarily attributable to the aforementioned acquisitions, as well as subscriber and customer base growth. DBC West revenues grew 11 percent when compared with the prior year, from $23.4 million to $26.0 million. BMI's revenues grew 28 percent from $8.1 million $10.4 million. CMS's revenues grew from $7.5 million to $9.2 million.

BSD revenues for the six months ended December 31, 1996 were five percent less than the prior year. A decrease of 29 percent in ISN's revenues, from $9.9 million to $7.1 million was partially offset by the acquisition related increase in CRI's revenues of 28 percent from $6.9 million to $8.8 million. The decrease in ISN revenues was due to a decrease in equipment sales revenue and advertising revenue, as discussed previously.

Operating income for the six month period ended December 31, 1995 was $8.0 million, excluding non-recurring merger and consolidation costs, compared with $5.8 million for the same period in 1996. The decrease in operating income and operating margins was due to the company's investment in new business and products described above. The Company expensed $3.7 million for these activities in the six months ended December 31, 1996 as compared with $0.8 million in the corresponding prior-year period.

Depreciation and amortization increased from $8.1 million for the six months ended December 31, 1995 to $9.6 million for the same period in 1996. The increase of $0.6 million in goodwill amortization was the result of the aforementioned acquisitions.

Net income totaled $3.2 million for the first half of fiscal 1997, equal to $0.09 per primary and fully diluted share. Excluding non-recurring merger and consolidation costs of $0.03 per share, last year's first half net income was $4.0 million, equal to $0.12 per primary and fully diluted share. The increase in average shares outstanding was mainly due to the issuance of shares related to the aforementioned acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $9.9 million and $5.7 million for the six months ended December 31, 1996 and 1995, respectively. The increase was principally due to improved operating earnings, adjusted for non-cash items including depreciation and amortization, and a smaller decrease in accounts payable and accrued liabilities during the fiscal 1997 period as compared with the fiscal 1996 period. The Company paid $3.4 million for acquisitions, net of cash acquired, during the first quarter of fiscal 1997, including the cash payment for the acquisition of Instant Odds Network, and contingent earnout payments for the CMS acquisition. The Company invested $7.3 million of cash in the first two quarters of fiscal 1997 for property and equipment and capitalized software development compared to $5.8 million in the comparable fiscal 1996 period. The decrease in long-term debt payments from the first half of fiscal 1996 to the first half of fiscal 1997 was principally due to the debt refinancing that occurred during fiscal 1996. The Company used $1.7 million to purchase treasury shares in a buy back announced in November 1996. The Company is authorized to purchase up to 2 million shares, of which 0.2 million were repurchased through December 31, 1996.

The Company currently expects cash generated from operations to increase further during fiscal 1997, should current market conditions remain stable. Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations and the anticipated capital expenditures of the Company.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At December 31, 1996, the Company was in compliance with these covenants.

BUSINESS DEVELOPMENT AND OUTLOOK

The Company expects to continue the aforementioned development and marketing efforts at about the same or increased rates for the remainder of fiscal 1997. The Company also expects that these expenditures will be funded by cash generated from operations.

In January 1997, the Company launched the Internet-based portion of the AgCast Network, an agricultural data service providing U.S. and international commodities and futures pricing, news, weather, stock quotes and market analysis from five leading agricultural advisory groups. The service is being targeted at U.S. farming and agricultural professionals. In the spring of 1997, the Company expects to launch the 18-inch dish satellite delivery of AgCast.

Also in January 1997, the Company and the American Bar Association formed the Lawyers Communications Network, L.L.C., a limited liability corporation, for the development and sale of continuing legal education and other information to the legal profession.

The Company also is in discussions with several major securities brokerage firms for the potential sale of a significant number of its BondVu and Signal systems. There can be no assurance, however, that any of these agreements will be completed.

The Company is evaluating the potential sale of its ISN and CRI businesses and expects to conclude its evaluation during fiscal 1997.

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     o The presence of competitors with greater financial resources and their strategic response to the Company's new services.

     o    The response of customers to the Company's new marketing strategies.

     o    Activity levels in the securities markets.

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incidental to its business operation, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

Item 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     a. The Registrant's Annual Meeting of Stockholders was held on November 12, 1996. The only business conducted was the election of directors, the proposal to amend the Data Broadcasting Corporation Stock Option Plan (the "Plan") by increasing the number of shares authorized for issuance by 1,500,000 shares, and the proposal to ratify the Registrant's selection of Price Waterhouse LLP as auditors for the fiscal year ending June 30, 1997.

     b. At the meeting, the following persons were elected directors of the Registrant. Each director holds office until his successor is elected and qualified, or until such director's earlier death, resignation or removal.

                                                             Number of Shares
  Name                                                       of Common Stock
  ----                                                       ----------------
  Charles M. Diker               For                            27,331,945
                                 Withhold Authority                195,012
  Dwight H. Egan                 For                            27,331,327
                                 Withhold Authority                195,630
  Donald P. Greenberg            For                            27,331,971
                                 Withhold Authority                194,986
  Alan J. Hirschfield            For                            27,331,119
                                 Withhold Authority                195,838
  James A. Kaplan                For                            27,331,329
                                 Withhold Authority                195,628
  David R. Markin                For                            27,331,971
                                 Withhold Authority                194,986
  Herbert S. Schlosser           For                            27,331,327
                                 Withhold Authority                195,630
  Carl Spielvogel                For                            27,331,837
                                 Withhold Authority                195,120
  Allan R. Tessler               For                            27,330,919
                                 Withhold Authority                196,038

Regarding the proposal to amend the Plan, there were 27,992,958 votes For, 1,720,046 votes Against and 108,457 shares Abstaining. Regarding the ratification of Price Waterhouse LLP as the Company's auditor, there were 27,413,819 votes For, 68,029 votes Against and 45,739 shares Abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  The following exhibits are filed as part of this report:

         Exhibit
         Number               Description of Exhibit
         ------               ----------------------
           11                 Statement re Computation of Earnings per Share
           27                 Financial Data Schedule

     b.  Reports on Form 8-K

     During the quarter ended December 31, 1996, the Registrant did not file a Current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                DATA BROADCASTING CORPORATION
                                  (Registrant)


Dated: February 13, 1997        By:   /s/ ALLAN R. TESSLER
                                      --------------------------------
                                      Allan R. Tessler
                                      Co-Chief Executive Officer




Dated: February 13, 1997        By:   /s/ ALAN J. HIRSCHFIELD
                                      --------------------------------
                                      Alan J. Hirschfield
                                      Co-Chief Executive Officer




Dated: February 13, 1997        By:   /s/ MARK F. IMPERIALE
                                      --------------------------------
                                      Mark F. Imperiale
                                      President, Chief Operating Officer
                                      and Chief Financial Officer

                                  EXHIBIT INDEX



                                                                   Sequentially
                                                                     Numbered
Exhibit No.   Description                                              Page
-----------   -----------                                          ------------
   11         Statement re Computation of Earnings per Share            14
   27         Financial Data Schedule                                   15