Form 10-Q
period 1997-03-31
DATA BROADCASTING CORPORATION
filed 1997-05-15
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               ---------
                               FORM 10-Q
                               ---------
     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997.

                     Commission file number 0-20311
                                            -------

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

                    Yes   X             No


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 8, 1997 was 33,204,063.

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                    (In thousands, except per share data)

                               Three Months Ended         Nine Months Ended
                                    March  31,                 March 31,
                               ------------------         ------------------
                                1997         1996          1997         1996
                                ----         ----          ----         ----
REVENUES                      $23,579      $20,613       $69,188      $59,588
COSTS AND EXPENSES
   Cost of services             8,547        6,269        24,314       17,870
   Selling, general and
     administrative             9,858        7,720        27,002       22,685
   Depreciation and
     amortization               3,632        2,690        10,484        7,945
   Merger and
     consolidation costs            -          155             -        1,865
                              -------      -------       -------      -------
Total costs and expenses       22,037       16,834        61,800       50,365
                              -------      -------       -------      -------

INCOME FROM OPERATIONS          1,542        3,779         7,388        9,223
   Adjustment of gains on
     sales of assets                -        3,299           952        3,299
   Losses from Hong Kong
     joint venture                  -         (163)         (828)        (444)
   Interest income (expense),
     net                           45          (35)           76         (166)
                              -------      -------       -------      -------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES          1,587        6,880        7,588        11,912
Provision for income taxes        589        2,760        3,165         5,131
                              -------      -------      -------       -------
INCOME FROM CONTINUING
     OPERATIONS                   998        4,120        4,423         6,781

DISCONTINUED OPERATIONS
   Income (loss) from discontinued
     operations, net of tax      (427)            0        (663)          314
   Loss on disposal of
     discontinued operations,
     net of tax               (21,264)            -     (21,264)            -
                              -------       -------     -------       -------
   Total discontinued
     operations               (21,691)            0     (21,927)          314
                              -------       -------     -------       -------
NET INCOME  (LOSS)           ($20,693)       $4,120    ($17,504)       $7,095
                              =======       =======     =======       =======

NET INCOME (LOSS) PER SHARE
Primary:
   Income from continuing
     operations                 $0.03         $0.13       $0.13         $0.21
   Income (loss) from
     discontinued operations    (0.64)         0.00       (0.65)         0.01
                               ------        ------      ------        ------
   Net income (loss)           ($0.61)        $0.13      ($0.52)        $0.22
                               ======        ======      ======        ======
Fully Diluted:
   Income from continuing
     operations                 $0.03         $0.12       $0.13         $0.21
   Income (loss) from
     discontinued operations    (0.64)         0.00       (0.65)         0.01
                               ------        ------      ------        ------
   Net income  (loss)          ($0.61)        $0.12      ($0.52)        $0.22
                               ======        ======      ======        ======
WEIGHTED AVERAGE  COMMON
SHARES OUTSTANDING:
Primary                        33,917        32,145      33,733        31,974
Fully diluted                  33,958        33,276      33,836        32,827

     See accompanying notes to consolidated financial statements

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)
                                                          March 31,   June 30,
                                                            1997       1996
                                                          ---------  ---------
ASSETS
Current Assets:
   Cash and cash equivalents                              $15,471    $ 19,667
   Accounts receivable, net                                10,162       9,645
   Net assets of discontinued operations                   29,000           -
   Other current assets                                     2,554       6,009
                                                          -------     -------
Total Current Assets                                       57,187      35,321
Property and equipment, less accumulated depreciation
     of $27,596 and $30,449                                17,878      22,838
Software development costs, net of accumulated
     amortization of $3,762 and $2,445                      5,051       4,783
Goodwill, net of accumulated amortization of
     $7,317 and $6,050                                     48,651      71,539
Deferred tax assets, net                                   10,647      13,095
Other assets                                                3,734       6,391
                                                         --------    --------
     TOTAL ASSETS                                        $143,148    $153,967
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $5,329      $7,061
   Accrued liabilities                                     15,736      11,374
   Current maturities of long-term debt                     3,700       3,851
   Other current liabilities                                  717       2,366
                                                          -------     -------
                                                           25,482      24,652
   Deferred revenue                                         6,863       6,802
                                                          -------     -------
     Total Current Liabilities                             32,345      31,454
Long-term debt                                              1,750       2,558
Other non-current liabilities                               1,665       3,858
                                                          -------     -------
     TOTAL LIABILITIES                                     35,760      37,870

Commitments and contingencies

Stockholders' Equity:
   Common stock  (32,696 shares and 31,338 shares)            335         313
   Additional paid-in capital                              96,690      82,693
   Retained earnings                                       15,587      33,091
   Treasury stock                                          (5,224)          -
                                                         --------    --------
     TOTAL STOCKHOLDERS' EQUITY                           107,388     116,097
                                                         --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $143,148    $153,967
                                                         ========    ========
     See accompanying notes to consolidated financial statements

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                                        Nine Months Ended
                                                            March 31,
                                                       -------------------
                                                         1997        1996
                                                        ------      ------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                     ($17,504)     $7,095
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                     14,626      12,220
      Write-down of net assets of discontinued
        operations, net of tax                          21,264           -
      Deferred income taxes                              2,547       3,572
     CNBC proceeds, net of obligations and taxes             -      (1,847)
     Other non-cash items, net                           2,500       2,497
Changes in operating assets and liabilities, net        (9,043)     (9,957)
                                                       -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               14,390      13,580
                                                       -------     -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                   (8,321)     (9,852)
   Cash paid for acquisitions                           (3,448)    (18,406)
   Capitalized software development costs               (1,585)     (1,241)
   Investment in joint ventures                         (1,568)     (1,134)
   Receipt of contingent payment from CNBC                   -       7,738
   Increase in restricted cash                               -      (5,566)
   Proceeds from the sale of Shark                           -       1,331
   Other, net                                               22        (408)
                                                       -------     -------
NET CASH USED IN INVESTING ACTIVITIES                  (14,900)    (27,538)
                                                       -------     -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Purchase of treasury stock                           (5,434)          -
   Exercise of common stock options and warrants         2,608       6,324
   Payments of long-term debt                             (834)    (11,184)
   Issuance of long-term debt                                -       3,500
   Other, net                                              (26)       (220)
                                                       -------     -------
NET CASH USED IN FINANCING ACTIVITIES                   (3,686)     (1,580)
                                                       -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,196)    (15,538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        19,667      32,267
                                                       -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $15,471     $16,729
                                                       =======     =======
     See accompanying notes to consolidated financial statements

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and nine months ended March 31, 1997 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1996.

2.  ACQUISITIONS

Effective July 1, 1996, the Company acquired by merger all of the common stock of Las Vegas Sports Consultants, Inc. ("LVSC") in exchange for 330,206 shares of the Company's common stock, valued at $3,100,000. LVSC is the leading "opening line" odds maker in Las Vegas.

Effective July 1, 1996, the Company acquired all of the outstanding common stock of Instant Odds Network, Inc. ("ION") for $2,600,000 in cash. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas and has been doing so through DBC's sports products for the past two years. The agreement contains a contingent earnout provision, payable in the Company's common stock, based upon the results of operations of ION for the three-year period ending June 30, 1999.

Effective September 16, 1996, the Company acquired all of the outstanding common stock of Dajoy Enterprises, Inc., dba Check Network ("CN"), in exchange for 128,700 shares of the Company's common stock, valued at $1,000,000. CN, which was merged into CheckRite International ("CRI"), provides check recovery services.

Effective October 31, 1996, the Company acquired substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities, for 804,841 shares of the Company's common stock, valued at $6,650,000. The agreement also provides for a contingent earnout, payable in the Company's common stock, based upon FNS' results of operations for the year ending October 31, 1997. FNS provides verbatim transcripts of major federal government hearings to approximately 350 news organizations, political associations and corporations around the world.

The above transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method.

Under the terms of the merger agreement whereby the Company acquired Capital Management Sciences ("CMS"), DBC is required to pay the former CMS shareholders additional cash based on the pre-tax earnings of CMS over the three-year period commencing January 31, 1994 and ending January 31, 1997. Contingent cash payments are added to the acquisition cost when determinable and amortized prospectively over the then remaining life of goodwill. As of March 31, 1997 the Company had paid $4,133,000 under these provisions and accrued $2,707,500 of additional payments, which were subsequently made in April 1997.

3.  DISCONTINUED OPERATIONS

Effective March 31, 1997, the Company adopted a plan to sell its CRI and Instore Satellite Network ("ISN") businesses. Accordingly, these businesses have been accounted for as discontinued operations in the accompanying financial statements. The Company expects that these businesses will be sold no later than December 31, 1997.

The estimated loss on the disposal of CRI and ISN is $21,264,000 (net of taxes of $7,791,000), consisting of an estimated loss on disposal of the business of $20,653,000 and a provision of $611,000 for anticipated operating losses until disposal. This loss resulted primarily from the non-cash write-off of the net assets of the businesses. Prior to the write-off, the net assets included $34,239,000 of unamortized goodwill. These operations have continued to generate positive operating cash flow. Estimated costs associated with these disposals, including taxes, have been recorded as accrued liabilities.

Revenues for these operations were as follows:

                 Three Months Ended          Nine Months Ended
                   March 31, 1997              March 31, 1997
CRI                  $4,702,000                 $13,551,000
ISN                   3,586,000                  10,674,000


4.  JOINT VENTURES

In the first nine months of fiscal 1997, the Company recorded a pre-tax charge of $606,000 to write-off its remaining investment obligation in a joint venture in Hong Kong and $222,000 of equity losses from this investment. The Company and its joint venture partner concluded that its core product should be discontinued, given the lack of acceptance in the market.

5.  ADJUSTMENT OF GAINS ON SALES OF ASSETS

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


6.  STOCKHOLDERS' EQUITY

On November 12, 1996, the Company announced that its board of directors authorized the repurchase of up to 2 million shares of common stock. This plan will continue to be implemented from time to time in either open market or private transactions. As of March 31, 1997 the Company had repurchased 760,000 shares at a cost of $5,434,000. In addition, approximately 219,000 and 854,000 options and warrants were exercised during the three and nine months ended March 31, 1997, respectively.

7.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Management believes that basic EPS computed under the new method could be materially higher than the current primary EPS calculation, depending upon the Company's stock price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's continuing operations include DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"), which provide real-time stock market quotes, fixed income prices, agribusiness information, equity and fixed income analytics, financial market information and news, access to historical data bases, and other information to individual investors, traders and institutional clients. They also provide sports data and information to sports enthusiasts, and international news and government information to media, government agencies, corporate and international clients. Continuing operations also include the Lawyers Communications Network ("LCN"), a development stage joint venture which will provide continuing legal education and other information via satellite to legal professionals. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission.

Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants.

RESULTS OF CONTINUING OPERATIONS
                                       SELECTED FINANCIAL DATA ($ Millions)
                                         For the Periods Ended March 31,
                                     -----------------------------------------
                                        Three Months             Nine Months
                                     ------------------       ----------------
                                     1997          1996       1997        1996
                                     ----          ----       ----        ----
Revenues
     DBC West                       $13.1         $11.9      $38.6      $35.3
     BMI                              5.5           4.6       15.9       12.8
     CMS                              4.8           4.1       14.0       11.5
     Other*                           0.2             -        0.7          -
                                    -----         -----      -----      -----
   Total                             23.6          20.6       69.2       59.6

Cost of services                      8.6           6.2       24.3       17.9
Selling, general and administrative
     Sales and marketing              5.3           4.4       15.2       13.2
     G&A                              4.6           3.3       11.8        9.5

Depreciation and amortization
     Equipment and leasehold
         improvements                 2.1           1.7        6.3        5.1
     Goodwill                         0.9           0.6        2.7        1.7
     Software development and other   0.6           0.4        1.5        1.1
Merger and consolidation costs          -           0.2          -        1.9
                                    -----         -----      -----      -----
Income from operations               $1.5          $3.8       $7.4       $9.2
                                    =====         =====      =====      =====

Income (loss) from operations by unit

     DBC West/BMI                    $4.1          $4.2      $12.1      $11.6
     CMS                              1.3           1.2        4.1        3.2
     Other initiatives*              (3.0)         (0.7)      (6.3)      (1.5)
     Corporate and unallocated       (0.9)         (0.8)      (2.5)      (2.2)
     Merger and consolidation
       costs                            -          (0.1)         -       (1.9)
                                    -----         -----      -----      -----
                                     $1.5          $3.8       $7.4       $9.2
                                    =====         =====      =====      =====

*New product and infrastructure development initiatives, including AgCast, BondVu, DBC Online and the Lawyers Communications Network.

Discontinued Operations

In the third quarter of fiscal 1997 the Company adopted a plan to sell its CRI and ISN businesses. Accordingly, the results of operations for these businesses are being reported as discontinued operations. The loss from discontinued operations was $21.7 million ($0.64 per share) and $21.9 million ($0.65 per share) for the three and nine months ended March 31, 1997, respectively. This loss was primarily due to the non-cash write-off of the net assets of the businesses. Prior to the write-off, the net assets included $34.2 million of unamortized goodwill. These operations have continued to generate positive operating cash flow.

Continuing Operations

Three Months

Revenues from continuing operations grew by 14 percent due to growth at all operations. The nine percent growth in DBC West revenue, from $11.9 million to $13.1 million, was due to an increase in subscribers, and the acquisitions of Instant Odds Network, Las Vegas Sports Consultants, and Federal News Service. DBC West experienced a five percent increase in subscribers to 27,180 at March 31, 1997 from 25,992 as of March 31, 1996. BMI's revenues increased by 18 percent over the prior year mainly due to a four percent increase in subscribers from 8,486 at March 31, 1996 to 8,819 at March 31, 1997. CMS' revenues grew from $4.1 million to $4.8 million primarily as a result of a 11 percent increase in its customer base from March 31, 1996 to March 31, 1997.

Income from operations for the quarter decreased to $1.5 million from $3.8 million. The decrease was primarily due to (i) development activities for AgCast, an online agricultural information service, the Lawyers Communications Network, a joint venture in conjunction with the American Bar Association, and the Company's Online services, (ii) initial stage marketing for BondVu and
(iii) market repositioning for the Company's Signal, QuoTrek and BMI products. In total the Company expensed $3.2 million for these activities in this year's third quarter as compared with $0.7 million for similar activities in last year's third quarter. In addition, the Company capitalized $0.2 million of software development costs related to these activities in this year's third quarter compared with $0.4 million in last year's third quarter.

In the third quarter of fiscal 1996, DBC received a final payment from the Consumer News and Business Channel ("CNBC") as a result of the arbitration of matters related to CNBC's purchase of certain Financial News Network Inc. media assets in 1991. The net proceeds approximated $1.9 million ($3.3 million before taxes).

Net income from continuing operations for the third quarter of fiscal 1997 totaled $1.0 million, equal to $0.03 per primary and fully diluted share. Last year's third quarter net income from continuing operations was $4.1 million, or $0.13 per primary share and $0.12 per fully diluted share, including $0.06 per primary and fully diluted share from the CNBC proceeds. Primary weighted average shares outstanding grew by six percent, and fully diluted weighted average shares outstanding grew by two percent, principally due to the shares issued for the acquisitions of Check Network, Las Vegas Sports Consultants, and Federal News Service, partially offset by the Company's stock buyback program.

Nine Months

Revenues from continuing operations grew by 16 percent in the comparative nine-month period, primarily attributable to the aforementioned acquisitions, as well as subscriber and customer base growth. DBC West's revenues grew nine percent when compared with the prior year, from $35.3 million to $38.6 million. BMI's revenues grew 25 percent from $12.8 million to $15.9 million. CMS revenues grew from $11.5 million to $14.0 million, or 22 percent.

Operating income for the nine months ended March 31, 1997 was $7.4 million, compared with $11.1 million, excluding non-recurring merger and consolidation costs of $1.9 million, for the same period in fiscal 1996. The decrease in operating income and operating margins was due to the Company's investment in new business and products described above. The Company expensed $7.0 million for these activities in the nine months ended March 31, 1997 as compared with $1.5 million in the corresponding prior-year period.

Depreciation and amortization increased from $7.9 million for the nine months ended March 31, 1996 to $10.5 million for the same period in fiscal 1997. The increase of $0.9 million in goodwill amortization was the result of the aforementioned acquisitions.

The nine months ended March 31, 1997 also include the following non-recurring items: (i) a pre-tax charge of $0.6 million for the write-off of the Company's joint venture in Hong Kong and (ii) pre-tax benefits of $1.0 million related to the fiscal 1995 sale of substantially all of the assets of Shark Information Services Corp. ("Shark") and proceeds received in fiscal 1996 from CNBC. The Hong Kong write-off occurred as management concluded that the operation's core product should be discontinued due to the lack of acceptance in the market. The benefits resulted from the resolution of certain contingencies and the revision of certain estimates associated with the Shark and CNBC transactions.

Net income from continuing operations for the nine months ending March 31, 1997 was $4.4 million, equal to $0.13 per primary and fully diluted share. Net income for the same period in the prior year was $6.8 million, or $0.21 per primary and fully diluted share, including $0.06 per share from the CNBC proceeds. Primary weighted average shares outstanding grew by six percent, and fully diluted weighted average shares outstanding grew by three percent, principally due to the shares issued for the acquisitions of Check Network, Las Vegas Sports Consultants, and Federal News Service, partially offset by the Company's stock buyback program.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $14.4 million and $13.6 million for the nine months ended March 31, 1997 and 1996, respectively. This increase was principally due to improved operating earnings after adjustment for depreciation and amortization, and an increase in accrued liabilities. The Company paid $3.4 million for acquisitions, net of cash acquired, during the first nine months of fiscal 1997, including the cash payment for the acquisition of Instant Odds Network, and contingent earnout payments for the CMS acquisition. The Company invested $9.9 million of cash in the first three quarters of fiscal 1997 for property and equipment and capitalized software development compared to $11.1 million in the comparable fiscal 1996 period. The decrease in long-term debt payments from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997 was principally due to the debt refinancing that occurred during fiscal 1996. The Company used $5.4 million to purchase treasury shares in a buyback program announced in November 1996. The Company is authorized to buy up to 2 million shares, of which 0.8 million were repurchased through March 31, 1997.

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

DBC's debt agreement with Key Bank National Association contains covenants requiring the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At March 31, 1997 the Company was in compliance with these covenants.

BUSINESS DEVELOPMENT AND OUTLOOK

The Company expects to continue the aforementioned development and marketing efforts at about the same or increased rates for the remainder of fiscal 1997. The Company also expects that these expenditures will be funded by cash generated from operations.

In January 1997, the Company launched the Internet-based portion of the AgCast Network, an agricultural data service providing U.S. and international commodities and futures pricing, news, weather, stock quotes and market analysis from five leading agricultural advisory groups. The service is being targeted at U.S. farming and agricultural professionals. The Company expects to launch the 18-inch dish satellite delivery of AgCast at the end of May 1997.

Also in January 1997, the Company and the American Bar Association formed the Lawyers Communications Network, L.L.C., a limited liability corporation ("LCN"), for the development and sale of continuing legal education and other information to the legal profession. LCN is currently developing programming to be broadcast over the network. The network infrastructure is expected to be in place for testing in July 1997 and LCN expects to begin broadcasting to subscribers in September 1997.

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may effect the operations, performance, development and results of the Company's business include the following:

    - The presence of competitors with greater financial resources and their strategic response to the company's new services.

    - The response of customers to the Company's new marketing strategies.

    - Activity levels in the securities markets.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings incidental to its business operation, none of which is expected to have a material effect on the financial condition or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

    a.    The following exhibits are filed as part of this report:

      Exhibit
      Number                 Description of Exhibit
      -------                ----------------------
      11                     Statement re Computation of Earnings per Share
      27                     Financial Data Schedule

    b.  Reports on Form 8-K

During the quarter ended March 31, 1997, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                                 (Registrant)




Dated:   May 15, 1997                  By:  /s/ Allan R. Tessler
                                            ---------------------------
                                            Allan R. Tessler
                                            Co-Chief Executive Officer



Dated:   May 15, 1997                  By:  /s/ Alan J. Hirschfield
                                            ---------------------------
                                            Alan J. Hirschfield
                                            Co-Chief Executive Officer



Dated:   May 15, 1997                  By:  /s/ Mark F. Imperiale
                                            ---------------------------
                                            Mark F. Imperiale
                                            President, Chief Operating Officer
                                            and Chief Financial Officer

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

                                  EXHIBIT 11

             STATEMENT  RE  COMPUTATION  OF  EARNINGS  PER  SHARE

                                    Three Months Ended      Nine Months Ended
                                          March 31,             March 31,
                                   --------------------    -------------------
                                     1997        1996        1997       1996
                                     ----        ----        ----       ----
(In thousands, except per share amounts)
Primary Earnings per Common share
Income from continuing operations     $998      $4,120      $4,423     $6,781
Income (loss) from discontinued
    operations                     (21,691)          -     (21,927)       314
                                  --------    --------    --------   --------
Net income                        ($20,693)     $4,120    ($17,504)    $7,095
                                  ========    ========    ========   ========

Common shares outstanding at
    beginning of period             31,338      29,273      31,338     29,273
  Shares issuable from assumed
    exercise of stock options and
    warrants                           971       2,091       1,221      2,071
  Shares issued for acquisitions     1,263           -         872          -
  Shares issued from conversion
    of stock options and warrants      789         781         470        630
  Repurchase of treasury shares       (444)          -        (168)         -
                                   -------     -------     -------    -------
Weighted average number of
  common shares outstanding         33,917      32,145      33,733     31,974
                                   =======     =======     =======    =======
Primary earnings per share
  Income from continuing
    operations                       $0.03       $0.13       $0.13      $0.21
  Income (loss) from discontinued
    operations                       (0.64)          -       (0.65)      0.01
                                   -------     -------     -------    -------
Net income                          ($0.61)      $0.13      ($0.52)     $0.22
                                   =======     =======     =======    =======
Fully Diluted Earnings per Common Share
Income from continuing operations $998 $4,120 $4,423 $6,781 Income (loss) from discontinued
  operations                       (21,691)          -     (21,927)       314
                                  --------    --------    --------   --------
Net income                        ($20,693)     $4,120    ($17,504)    $7,095
                                  ========    ========    ========   ========

Common shares outstanding at
  beginning of period               31,338      29,273      31,338     29,273
  Shares issuable from assumed
    exercise of stock options
    and warrants                       947       2,035       1,260      2,187
  Shares issued for acquisitions     1,263           -         872          -
  Shares issued from conversion of
    stock options and warrants         854       1,968         534      1,367
  Repurchase of treasury shares       (444)          -        (168)         -
                                   -------     -------     -------    -------
Weighted average number of common
  shares outstanding                33,958      33,276      33,836     32,827
                                   =======     =======     =======    =======
Fully diluted earnings per share
  Income from continuing
   operations                        $0.03       $0.12       $0.13      $0.21
  Income (loss) from discontinued
   operations                        (0.64)          -       (0.65)      0.01
                                    ------      ------      ------     ------
  Net income                        ($0.61)     ($0.12)     ($0.52)     $0.22
                                    ======      ======      ======     ------