Form 10-K
period 1997-06-30
DATA BROADCASTING CORPORATION
filed 1997-09-29
CIK 888165

U. S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                   FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934
      For the fiscal year ended June 30, 1997

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                        Commission file number 0-20311
                        DATA  BROADCASTING  CORPORATION
              (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    13-3668779
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     7050 Union Park Center
           Suite 600                          3490 Clubhouse Drive, I-2
      Midvale, Utah  84047                      Jackson, Wyoming  83014
(Address of Principal Administrative Offices)   (Address of Principal
                                                  Executive Offices)

            Registrant's telephone number, including area code:
    (801) 562-2252                                 (307) 733-9742

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of September 15, 1997, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by nonaffiliates of the Registrant was approximately $171,040,000.

As of September 15, 1997, there were 33,836,997 shares of Common Stock of the Registrant outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held December 9, 1997 are incorporated by reference into Part III hereof.

                                    PART I

Item 1.           DESCRIPTION OF BUSINESS

Data Broadcasting Corporation ("DBC", the "Registrant" or the "Company"), directly and through its subsidiaries, distributes financial data and business information on a subscription basis to a broad range of individual and professional investors and businesses. The Company provides its services principally through DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"). DBC West's and BMI's principal services are Signal, Quotrek, BMI MarketCenter, StockEdge, MarketWatch, AgCast and Federal News Service. CMS' principal services are BondEdge and BondVu. DBC West and BMI sell access to their networks which provide real-time financial market and sports information. This includes stock market quotes, equity analytics, financial and sports news and information, international news and government information, access to historical databases and customized portfolio tracking services. CMS distributes fixed income portfolio analytics and real-time fixed income data to a broad base of institutional investment managers including banks, insurance companies, brokerage firms and investment management companies for valuation and risk management purposes. In September 1997, the Company launched the Lawyers Communications Network ("LCN") which provides continuing legal education and other information via satellite to legal professionals. The LCN is a limited liability company with the American Bar Association. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission. The Company provides subscribers with proprietary equipment and software needed to access its networks and databases.

The Company currently owns two other businesses that have been classified as discontinued operations since the third quarter of fiscal 1997. InStore Satellite Network ("ISN") delivers point to multipoint communication services, primarily to retail merchants and business associations. CheckRite International, Inc. ("CRI") provides check recovery and check verification data and services to retail merchants. Management decided to sell these businesses to concentrate its efforts and resources on its core financial information services businesses and their significant expansion opportunities.

On May 8, 1995, the Company sold substantially all of the assets of Shark Information Services Corp. ("Shark"), an indirect, wholly-owned subsidiary of the Company. Shark provided expansive financial data, analytical capabilities and business information on a subscription basis to professional investors through its own data network, utilizing leased telephone lines.

On June 30, 1995, the Company completed its acquisition of Broadcast International, Inc. ("BII"), comprising its BMI, ISN and CRI operating units. The acquisition of BMI has significantly expanded the Company's market position as a leading provider of wireless financial information services.

For the last three fiscal years, the percentage of total revenue contributed by the Company's operating units and subsidiaries was as follows:

                        1997         1996          1995
DBC West/BMI             80%          81%           55%
CMS                      20           19            18
Shark                     -            -            27
                        100%         100%          100%

Subsequent to the decision to sell the ISN and CRI businesses, the Company operates in one business segment, providing a variety of actionable market data and news to its subscribers.

Information Transmission Technology

DBC West and BMI create their data feeds by gathering ticker and news feeds from stock exchanges and other sources and processing them into consolidated data feeds. The Company has three such information processing and ticker plants: two in California and one in Utah. The data feeds are transmitted from ticker plants to multiple satellite transponders which broadcast the feed to FM radio stations, cable television networks and directly to individual satellite subscribers, including Echostar's Dish Network.

DBC West's FM broadcast network consists of long-term agreements with 68 radio stations throughout the United States and Canada which are contracted to broadcast the Company's data feed on their FM side-bands. This extensive network provides coverage in 62 major North American cities and reaches at least 75 percent of the U.S. population. Subscribers receive this one-way transmission through a proprietary FM receiver. Three such FM radio agreements are due for renewal in fiscal 1998 and the Company believes they will be renewed. BMI's FM subscribers are currently serviced through four FM stations in four U.S. cities.

DBC West also utilizes a proprietary technology to access unoccupied portions of cable television broadcast signals (vertical blanking interval ("VBI")) to transmit the Company's data feed along with the cable providers' broadcasts. The Company has insertion agreements with several national cable programmers which reach virtually every U.S. cable subscriber (approximately 60 million homes). The television signals of these programmers are carried by various cable systems throughout the country. DBC is presently in the first year of a three-year extension to its previous five-year agreement with one of the multiple-system operators ("MSOs") offering carriage in these systems.

DBC West's data carrying capacity during stock market sessions is particularly unique with respect to its satellite and VBI data expansion capabilities. DBC West currently uses a multiple 19,200 baud VBI feed, but has the rights and technical abilities to increase the feed in 9,600 baud steps. FM subscribers receive a 9,600 baud data feed while cable and European satellite subscribers are able to receive a 19,200 baud data feed. In 1998, the Company expects to upgrade to 56,000 baud on VBI and satellite. BMI currently operates 19,200 baud and 56,000 baud VBI and satellite feeds, respectively.

DBC West also provides, to the non-professional consumer, financial market data, news and sports information via its Web sites (http://www.dbc.com and http://www.mw.dbc.com). The Company's Brand Labeled Quotes service involves partnerships with other high-usage consumer Web sites for which DBC provides stock market quotes and other financial data. The innovative program with leading Internet site operators such as USA Today, The Washington Post, U.S. News and World Report, American Express Financial Direct, T. Rowe Price and approximately 35 other sites has succeeded in building usage on DBC's sites to an average of approximately 4 million hits, 1.8 million page views and 200,000 users per day. The Company believes that this strategy will make DBC's data services available to significantly broader market segments and attract further advertising interest.

Both DBC West and BMI offer subscribers optional software which is compatible with their data feeds, which is the mechanism used to display and analyze the data. In addition, there are over 130 third-party software packages, including Omega Research's TradeStation, Metastock, Ensign and Option Vue Plus, that are compatible with the Company's data feeds and range in features from simple quote displays to sophisticated charting and analysis.

DBC West and BMI subscribers are also provided certain hardware that enables them to receive the Company's data feeds. The Company is responsible for repairs and maintenance of such equipment through limited warranty periods. Customers must pay for repair costs subsequent to the expiration of the warranty period. After a customer cancels, the equipment is refurbished, if necessary, before it is provided to new customers.

CMS updates its database for its BondEdge service daily and transmits the information to clients via the internet or the CMS Bulletin Board System. CMS' Bondvu subscribers have access to intra-day updates of pricing data through CMS' Web site (http://www.bondvu.com).


Principal Services

The Company generates revenue primarily through subscriptions to its principal services. In addition, subscribers are charged certain installation and service initiation fees, depending upon the service and broadcast delivery method.


                              DBC West and BMI

DBC West's data feed contains real-time securities prices for over 160,000 securities from all major domestic markets and several international exchanges including equities, mutual funds, options, bonds, futures, commodities, indices and foreign exchange rates. The data feed also contains news headlines from Dow Jones, Options News Exchange and Futures World News, headlines and research reports such as Hightower and sports information including news, scores and betting odds from six major Las Vegas casinos. BMI's data feed contains real time securities prices for over 300,000 securities from all major and regional U.S. and Canadian exchanges and several international exchanges, including equities, options, mutual funds, bonds, futures, commodities, indices and foreign exchange rates. The BMI data feed also includes real-time business and financial news from Dow Jones, S & P MarketScope and Futures World News.

The capacity of the data feed during hours in which the stock market is closed is an additional resource of DBC West and BMI. This capacity is now being used to broadcast sports information, as sporting events typically occur during these off-hours. Similarly, the capacity may be used in the future to broadcast information such as traffic, weather and other consumer information, none of which tend to fall within the stock market hours.

The principal DBC West and BMI services are discussed below.

      Signal(TM), Signal for Networks and SignalCard(TM)

Signal is a one-way broadcast system which delivers continuously updating real-time securities prices from the DBC West data feed. Signal also offers a delayed service and an end-of-day data service, which provides each day's market settlement prices. Signal functions in both the Windows and DOS environments and can be broadcast directly to local area networks for redistribution to subscribers' PCs. In addition, Signal provides news and news retrieval capabilities which were developed jointly by DBC and Dow Jones. News related to specific securities pre-selected by a customer is provided via "News Alerts" and "News Headlines" from Dow Jones and other sources. DBC West also offers access to Dow Jones News Retrieval databases and proprietary DBC news via modem and links to the Signal Private Network internet site, which contains information on Nasdaq Bulletin Board stocks, a large database of historical and fundamental data, charts, commentary, comprehensive research and business descriptions of thousands of public and private companies.
Signal for Networks is a multi-user network version of Signal.

SignalCard is a small, wireless receiver that plugs into the PCMCIA slot of laptop computers. It enables users to receive the complete DBC West data feed, including both financial and sports information. When used in conjunction with third-party software programs, a portable market analysis and portfolio system is created, previously available only in fixed location computers.

      QuoTrek(TM)

QuoTrek is a hand-held wireless quotation monitor about the size of a small cellular telephone which receives the DBC West data feed via FM broadcast signals and displays continuously updating real-time market quotes on up to 127 securities, as selected by the subscriber from a universe of over 140,000 securities. The service offers full portability to users as they travel to any city covered by DBC West's extensive FM broadcast network. The latest release of QuoTrek also receives news headlines and sports information similar to SporTrax.

      BMI MarketCenter(R)

The BMI data feed contains over 300,000 symbols. MarketCenter for DOS stores data for over 100,000 securities from this data feed. The service provides continuously updating real-time and delayed access to pricing and fundamental information. The system also features charting, technical analysis and a portfolio feature that subscribers use to obtain real-time valuation of their portfolios. Market Center for Windows takes full advantage of the Windows multi-tasking operating system, allowing the subscriber to run other applications while maintaining continuous reception of market data and news.

      StockEdge and StockEdge Online

StockEdge delivers continuously updating real-time equity security prices, news headlines and intra-day charting via FM, cable, satellite or the internet. It contains many of the same features as Signal, including third-arty software compatibility and access to the Signal Private Network, at a price that is accessible to more individuals. StockEdge Online is the Company's first internet-delivered system which provides dynamic updating of pricing information using "active push" technology.


      MarketWatch(TM)

MarketWatch is an Internet financial data service offering snapshot real-time stock market quotes, fundamental and historical data, a specialized business news service, portfolio features, links to online brokerage services and other investment related services to non-professional users.

      AgCast(TM)

AgCast is a broad-based agricultural data service including continuously updating commodities and futures pricing, news, weather and other agribusiness information. The service, launched in fiscal 1997, is available over the internet (http:/www.agcast.com) and via direct broadcast satellite dish over Echostar's Dish Network.

      Federal News Service

FNS is a subscription service providing verbatim transcripts of hearings, briefings, press conferences and interviews by U.S. government officials, including the White House, Congress and its committees, the State and Defense Departments, the U.S. Supreme Court, the Federal Reserve Bank, the United Nations and many other governmental agencies. FNS also covers other politically-related activities, such as speeches at the International Trade Representative's office, the National Press Club, the Brookings Institute, the Atlantic Council and many others. Similarly, FNS covers the major events of the Russian government and its agencies, embassies and consulates. FNS transmits its services via satellite, FM sideband, telephone, cable and the internet.

      Sports

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

Las Vegas Sports Consultants, a fiscal 1997 acquisition, is the leading "opening-line" odds maker in Las Vegas. The Company also transmits electronically real-time betting odds from six major casinos in Las Vegas.

Scorecast is an extensive database of statistical sports information covering football, basketball, hockey and baseball. User-friendly software allows the subscriber to query the database and analyze what-if scenarios.

                                      CMS

CMS provides two primary software products, BondEdge and BondVu. These products are provided to institutional fixed income managers on both the buy-side and sell-side. The securities covered in these products include over 1,000,000 government, agency, and corporate debt instruments, asset-backed securities, fixed and adjustable rate pass-throughs, collateralized mortgage obligations, private placements, and futures/options. For tax-exempt managers, CMS also provides automated access to municipal databases.

      BondEdge(TM)

BondEdge is a Windows-based fixed income portfolio analytic system which provides risk management, regulatory reporting, and compliance tools.
BondEdge portfolio applications include daily market valuations, effective duration and convexity, standard and custom appraisals, what if analysis, bond index comparisons, cash flow and book value simulations, performance measurement, performance attribution, and total return optimization.

The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with all of the major third-party accounting and asset/liability software packages to eliminate duplicate data entry and to improve accuracy and efficiency within an organization.

      BondVu(TM)

BondVu is a cost-effective service which combines real-time fixed income prices with accurate security descriptions and superior fixed income analytics. Delivered via the Internet directly to a client's personal computer, BondVu provides access to real-time market pages, historical prices/yields, bond swap, horizon return, and a new portfolio valuation feature which calculates portfolios in real-time.


Customers and Competition

DBC West and BMI compete in several sectors of the securities industry information market, including individual and professional investors, money managers, banks and insurance companies. These sectors consist of clients who seek either real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof.

The target market of DBC West and BMI consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading. The Company estimates that this total market currently consists of approximately 200,000 to 300,000 potential subscribers. The introduction of Signal for Networks and the wide-scale implementation and growing acceptance of the internet broadens the market to include small and medium sized brokerage houses, corporate accounts, money managers and banks.

The Company believes its Signal, BMI and Quotrek products, with an estimated 70% market share, have set the standard for delivery of real-time market data to the non-professional trader. In the delayed segment, the Company's competition consists of numerous suppliers and the Company competes mainly in the high quality, higher price segment of this market. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price.

The Company believes that its established FM broadcast network, cable TV contracts, Echostar Dish Network contract and satellite leases provide the most extensive high-speed data coverage in North America given the number of facilities in the network, the relative broadcast power of those facilities and the long-term nature of the contracts. The Company believes this provides it with a competitive advantage in the wireless broadcast market. The Company also believes its open architecture, compatibility with over 130 third-party software packages and its network reliability are competitive advantages.

The Company's internet-based web sites compete against numerous other web sites providing real-time and delayed financial data. The Company believes that its web sites are among the most visited financial sites on the world wide web.

CMS' BondEdge competes with other vendors of fixed income portfolio analytics, primarily Salomon Brothers and Bloomberg. The target market for BondEdge is the institutional fixed income managers (managing in excess of $300 million in bonds) who also invest in a broad range of security types that require specialized modeling. Users in an organization are typically portfolio managers, quantitative research analysts, and institutional brokers.
BondEdge targets the premium end of the market where clients, on average, spend $35,000 annually for advanced analytics packages. CMS believes it has the largest installed base of users, primarily located in North America, with an estimated 50% of the market.

Within small institutions (community banks, credit unions, municipalities, pension funds), CMS' BondVu has little competition. Due to the high price of other real-time services, this market segment has previously been unable to acquire real-time fixed income information. Within the larger institutions, BondVu supplements and occasionally replaces more expensive services provided by Bloomberg, Telerate, Reuters, and Bridge.

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

In July 1996, the Company acquired Las Vegas Sports Consultants, the leading provider of gaming odds to casinos, newspapers and other users, and Instant Odds Network, which has exclusive rights to transmit real-time betting odds from six major casinos in Las Vegas. These acquisitions have enhanced DBC's existing sports content.

In October 1996, the Company also acquired Federal News Service ("FNS"), the leading provider of verbatim transcripts from all major U.S. and Russian government branch and agency activities.

During fiscal 1997, the Company introduced several new services, including AgCast and StockEdge, described earlier.

In fiscal 1997, the Company signed a joint venture agreement with the American Bar Association ("ABA"), to develop and operate a nationwide video programming and data network that was launched to the ABA's 380,000 members in September 1997. The network uses Echostar's Dish Network to broadcast continuing legal education courses and related legal news and information to law firms, law libraries, law schools and corporate settings. The network also features DBC's financial information and other proprietary programming.

During fiscal 1997, the Company saw its European customer base grow, although European subscribers still represent a small portion of the overall subscriber base. The Company's Signal product line, delivered by satellite across Europe and the Middle East, is being marketed through its London sales office. In December 1996, DBC discontinued the core product of its joint venture in Hong Kong given the lack of acceptance in the market.

During the fiscal years ended June 30, 1997, 1996 and 1995, the Company expensed approximately $7.1 million, $4.3 million and $4.5 million, respectively, for research and development, including development of new products, maintenance and upgrading of existing products and development and maintenance of internal systems.

DBC plans to continue to expand its businesses, both domestically and internationally:
    - expansion into the professional market of users of real-time and other financial information;
    - selling continuously updating products, such as StockEdge Online, directly over the internet;
    - internal expansion and development of product lines and services, including continued development of software interfaces to other complementary third-party products;
    - alliances and joint ventures with complementary businesses in order to expand the scope of products offered and geographic reach of the business; and
    - business and content acquisitions.

Marketing Strategy

DBC West and BMI market their financial market services through telemarketing and direct advertising in Investor's Business Daily, Barron's, Stocks and Commodities, The Wall Street Journal and other print media, as well as radio and spot advertising on the Consumer News and Business Channel ("CNBC") and Cable News Network's CNNfn. They also offer free trial periods of approximately one month to induce potential subscribers of these products to commit to a monthly payment plan or a discounted one-year prepaid subscription. Most DBC West and BMI subscribers sign monthly contracts that are automatically renewed if the customer does not cancel, although the Company is beginning to sign more one-year service agreements, due to the discounted prepayment plans. DBC uses similar efforts to market its sports services. SporTrax is marketed under a licensing agreement with The Sporting News, the nation's oldest weekly sports publication. DBC also markets its services over the internet on its own and other popular web sites.

CMS markets its BondEdge and BondVu services through a dedicated sales force, product demonstrations and trials and sponsorship of seminars and workshops on fixed income analysis. Users typically sign monthly contracts which are automatically renewed unless canceled. CMS also has an agreement with ILX Systems, a leading equity market data provider to the retail brokerage community, to distribute BondVu. In addition, the Company is pursuing other such distribution agreements. The CMS sales force will be expanded to begin marketing the Company's equity and debt services to the professional investment community.

Seasonality

The Company has not experienced any material seasonal fluctuations in its business. However, financial information market demand, which is segmented according to types of information provided, is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

Backlog

Given the nature of the Company's businesses, DBC has no material backlog orders.

Employees

The Company employed 805 people as of August 31, 1997 (including 328 at BI and CRI, of which 104 are part-time), none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is satisfactory.

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

The Company's check and bank card services business, offered by CRI, one of the discontinued operations, is subject to various federal and state laws and regulations. The Federal Fair Debt Collection Practices Act prohibits certain practices with respect to debt collections, including the use of the telephone for purposes of abusing or harassing a debtor. The Communications Act of 1934 and regulations promulgated by the FCC likewise prohibit the use of the telephone to abuse or harass a debtor. The Federal Trade Commission, pursuant to authority granted to it by the Federal Trade Commission Act, regulates unfair or deceptive acts or practices by companies providing services such as those offered by the Company. The Federal Fair Credit Reporting Act regulates the use and dissemination of information in the computer databases maintained by the CRI-owned offices. The Federal Fair Credit Billing Act governs certain credit and collection practices related to consumer disputes of billing statement amounts. In addition, most states have laws which regulate the collection of debts and the collection practices of debt collection agencies. The Company believes that CRI is in material compliance with federal and state laws and regulations concerning the collection of debts and that compliance with these laws and regulations will not impair the ability of CRI to conduct business. CRI is a licensed collection agency in each state in which it does business, if required by applicable state law.

Executive Officers of the Registrant

The following table contains information as of September 15, 1997 as to the executive officers of the Company:



Name                       Age         Office Held with Company
Alan J. Hirschfield        61          Co-Chief Executive Officer
Allan R. Tessler           60          Co-Chief Executive Officer
Mark F. Imperiale          46          President
Dwight H. Egan             44          President - BII
James A. Kaplan            54          President - CMS

ALAN J. HIRSCHFIELD and ALLAN R. TESSLER serve as Co-Chairmen of the Board and Co-Chief Executive Officers of the Company.

Prior to joining DBC, Mr. Hirschfield served as Managing Director of Schroder Wertheim & Co. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of Cantel Industries, Inc., a manufacturer of infection control equipment and distributor of diagnostic services, and Chyron Corporation, a manufacturer of equipment used to enhance video and audio production.

Mr. Tessler has been Chairman of the Board and CEO of International Financial Group, Inc. an international merchant banking firm, since 1987. He is also Chairman of the Board of Enhance Financial Services Group Inc., a provider of financial guaranty insurance and reinsurance, and Jackpot Enterprises, Inc. a gaming machine and casino operator. He formerly served as Chairman of the Board of Great Dane Holdings, Inc. From December 1991 through September 1993 Mr. Tessler was Chairman and CEO of Ameriscribe Inc. ("Ameriscribe"), a national provider of facilities management services. Mr. Tessler also serves on the boards of The Limited, Inc., a speciality retailer, and Allis-Chalmers Corporation, a machine repair business.

MARK F. IMPERIALE was named as President, Chief Operating Officer and Chief Financial Officer in September 1996, having served as Executive Vice President and Chief Financial Officer since July 1994. Mr. Imperiale was formerly Executive Vice President and Chief Financial Officer of Ameriscribe from May 1992 through October 1993, when Ameriscribe was acquired by Pitney Bowes Inc., and where he continued as a consultant through December 1993. Mr. Imperiale spent the prior 10 years in the securities industry, as Senior Vice President and Controller of Broker Dealer Operations for Prudential Securities from May 1991 to May 1992, as a Vice President of Merrill Lynch from November 1987 through January 1991, and as a Vice President, Finance of the First Boston Corporation from 1983 to 1987. Mr. Imperiale, a certified public accountant, worked with Arthur Young & Company from 1973 to 1983 in the public accounting field.

DWIGHT H. EGAN is co-founder, President and Chief Executive Officer of Broadcast International, Inc. ("BII"), a subsidiary of the Company. He has held these positions since 1985. Acquired by DBC in 1995, BII supplies business information and communications services to retail, financial and other business customers. Mr. Egan also serves on the board of Gentner Communications, Inc., a provider of audio equipment and services.

JAMES A. KAPLAN is founder and President of Capital Management Sciences ("CMS"), a division of the Company. He has held this position since 1979. Acquired by DBC in 1994, CMS distributes fixed income portfolio analytics, prices and information.

Item 2.        PROPERTIES

The Company owns no real estate but leases the following principal facilities:

                                                Current
Location         Operating Unit  Square Feet  Annual Rate    Expiration

Los Angeles, CA  CMS            25,498       $701,000        October 2002
San Mateo, CA    DBC West       38,072       $635,000        March 1999
                 DBC West       10,164       $235,000        July 2000
Midvale, UT      ISN*           13,881       $251,000        October 2001
Salt Lake
City, UT         BMI            19,492       $240,000        September 2003
New York, NY     CMS             5,737       $192,000        October 2000
Midvale, UT      CRI*           10,758       $183,000        October 2000
Washington, DC   FNS             4,834       $182,000        July 2001
Midvale, UT      ISN*           15,193        $90,000        August 1998

West Des
Moines, IA       AgCast          5,367        $80,000        May 1999
Belmont, CA and
Burlingame, CA   DBC West        5,280        $51,000        April 1998
Jackson, WY      Corporate       1,595        $46,000        June 2001
West Orange, NJ  Corporate       1,482        $30,000        December 1998

* Discontinued operation

The Company also has approximately 7,700 square feet of property under lease in various locations that was previously used by Shark. The leases expire no later than March 2000. In addition to the above facilities, the Company maintains several other offices and facilities throughout the United States, all of which are leased. Subsequent to year end, the Company entered into a 15-year lease agreement for approximately 44,000 square feet of office space in Hayward, California. The Company plans to move its DBC West operations to this location by the summer of 1998. The lease has an initial annual base rent of approximately $660,000, with provisions for inflationary increases.


Item 3.        LEGAL PROCEEDINGS

Cardelle & DeZego v. Data Broadcasting Corporation, No. 398321. On October 17, 1996, plaintiffs filed a complaint in San Mateo County Superior Court on behalf of a nationwide class of subscribers of the Registrant, alleging that the Registrant, in certain instances, failed to provide "real-time" quotes of market data, as opposed to delayed quotes. The complaint further alleges that the Registrant's advertising constituted a deceptive act or practice.
Although the Registrant denies all such allegations, the parties have reached a Stipulation of Settlement setting forth the terms of a proposed settlement. Pursuant to Court Order, a Notice of Settlement of Class Action was mailed to all members of the class by July 18, 1997. The mailing contained an offer to upgrade service to take advantage of new products and technologies the Company is introducing. Persons receiving such Notice had until August 26, 1997 to request exclusion from the class or to file objections to the proposed settlement. The initial mailing was sent to approximately 32,000 members, of which approximately 50 members chose to opt out of the settlement and three members objected to the settlement. The Court preliminarily approved the settlement on September 5, 1997, pending the results of a supplemental mailing to approximately 4,000 additional members of the class. A final hearing is scheduled to take place on October 31, 1997.

There are no other material pending legal proceedings to which the Registrant is a party, other than ordinary routine litigation incidental to the business.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

Item 5. PRINCIPAL MARKET AND PRICES FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Prices

The Company has two classes of authorized stock: 75 million shares of common stock, $0.01 par value, of which 33,836,997 were outstanding as of September 15, 1997, and 5 million shares of preferred stock, $0.01 par value, none of which has been issued.

The Company's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol DBCC. The Company began trading under this symbol on June 29, 1992. As of September 15, 1997, there were 2,133 holders of record of the Company's common stock, and the Company believes it had in excess of 10,000 beneficial owners of its common stock. The Company has paid no dividends, and under the terms of certain indebtedness the Company is restricted from paying dividends on its common stock (see Liquidity and Capital Resources under Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The range of high and low bid quotations for the common stock of DBC as reported by Nasdaq for each quarterly period during the fiscal years ended June 30, 1997 and June 30, 1996 is shown below.


                                                  High                Low

Fiscal Year 1997:
   FIRST QUARTER (07/01/96 TO 09/30/96) ....... $10 1/8             $6 1/2
   SECOND QUARTER (10/01/96 TO 12/31/96).......   9 1/4              6 5/8
   THIRD QUARTER (01/01/97 TO 3/31/97) ........   8 5/8              5 3/8
   FOURTH QUARTER (04/01/97 TO 06/30/97) ......   6 1/4              4 3/8


Fiscal Year 1996:
   FIRST QUARTER (07/01/95 TO 09/30/95) .......$ 10 1/8             $5 3/8
   SECOND QUARTER (10/01/95 TO 12/31/95).......  15                  6 3/8
   THIRD QUARTER (01/01/96 TO 3/31/96) ........  13 1/2              9 7/8
   FOURTH QUARTER (04/01/96 TO 06/30/96) ......  11 5/8              7 5/8

Item  6.  SELECTED FINANCIAL DATA

                 (In thousands, except per share amounts)

                                      Year Ended June 30,
                                 1997      1996      1995      1994      1993
REVENUES                       $92,480   $81,664   $74,243   $66,434   $55,856

INCOME FROM OPERATIONS           7,011    12,432     8,245     7,826     4,045

INCOME FROM
CONTINUING OPERATIONS            3,648     9,088    16,365     4,358     3,247

NET INCOME (LOSS)              (18,279)    8,871    16,365     4,608     3,247

PRIMARY INCOME (LOSS) PER SHARE
  INCOME FROM
    CONTINUING OPERATIONS         $.11      $.28      $.68      $.20      $.19
  NET INCOME  (LOSS)             $(.54)     $.28      $.68      $.21      $.19
FULLY DILUTED INCOME
(LOSS) PER SHARE
  INCOME FROM
    CONTINUING OPERATIONS         $.11      $.28      $.67      $.19      $.15
  NET INCOME (LOSS)              $(.54)     $.27      $.67      $.20      $.15

WEIGHTED AVERAGE SHARES
  PRIMARY                       33,581    31,936    24,015    21,533    16,699
  FULLY DILUTED                 33,726    32,891    24,350    23,985    22,548

TOTAL ASSETS                  $135,399  $153,967  $163,020   $72,446   $39,440

LONG-TERM DEBT, LESS CURRENT
PORTION                          1,500     2,558     8,903    11,079     4,687

STOCKHOLDERS' EQUITY           105,853   116,097    96,715    40,111    19,816


- Operating results reflect the acquisition of CMS on January 31 1994, the sale of the assets of Shark effective May 1, 1995, and the acquisition of BMI on June 30, 1995.
- Net loss in 1997 includes a loss of $21.3 million on the disposal of discontinued operations, primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense.
- Income from operations in 1996 includes a charge of $1.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $3.3 million attributable to proceeds received from Consumer News and Business Channel ("CNBC") under a previous agreement and an extraordinary loss of $0.2 million on the prepayment of debt.
- Income from operations in 1995 includes a charge of $0.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $14.1 million attributable to proceeds received from CNBC under a previous agreement and a non-recurring, pre-tax gain of $5.4 million from the sale of the assets of Shark.
- Long-term debt includes capital lease obligations.
- During the five-year period ended June 30, 1997, the Company paid no cash dividends.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's continuing operations include DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"), which provide real-time stock market quotes, equity and fixed income analytics, financial market information and news, access to historical financial databases, and other information to individual investors, traders and portfolio managers on a subscription basis. They also provide sports information to sports enthusiasts and international news and government information to media, government agencies and corporations. The Lawyers Communications Network ("LCN") is a limited liability company with the American Bar Association which provides continuing legal education and other information to legal professionals. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission. Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants.

Effective May 1, 1995, the Company sold substantially all of the assets and assigned certain liabilities of Shark Information Services Corp. ("Shark"), a provider of financial market information and analytical capabilities to institutional investors. The BMI, ISN and CRI operations were part of the June 30, 1995 acquisition of Broadcast International, Inc.

In the following discussion, all references to specific years refer to the Company's fiscal year ending June 30, unless otherwise noted.

RESULTS OF OPERATIONS
                     SELECTED FINANCIAL DATA ($ Millions)
                                               Year Ended June 30,

                                                   1997      1996      1995
Revenues
  DBC West/BMI                                     $72.5     $65.9     $40.7
  CMS                                               18.9      15.8      13.3
  Other*                                             1.1         -         -
  Shark                                                -         -      20.2
                                                    92.5      81.7      74.2
Cost of services and sales                          33.2      25.1      30.5
Selling, general and administrative:
  Sales and marketing                               20.2      18.3      12.0
  G&A                                               17.7      12.9      12.5
Depreciation and amortization:
  Equipment and leasehold improvements               8.6       7.1       7.0
  Goodwill                                           3.5       2.4       1.7
  Software development and other                     2.3       1.6       1.3
Merger and consolidation costs                         -       1.9       0.9
Income from operations                              $7.0     $12.4     $ 8.3
Income (loss) from operations by unit
DBC West/BMI                                       $15.3     $14.3      $9.1
CMS                                                  5.3       4.2       2.7
Other initiatives*                                 (10.2)     (2.6)        -
Shark                                                  -         -       0.5
Corporate and unallocated                           (3.4)     (3.5)     (4.0)
                                                   $ 7.0     $12.4      $8.3

*New product and infrastructure development initiatives, including AgCast, BondVu, DBC Online and the Lawyers Communications Network.

In the third quarter of fiscal 1997 the Company adopted a plan to sell its CRI and ISN businesses. Accordingly, the results of operations for these businesses are being reported as discontinued operations. The loss from discontinued operations was $21.9 million ($0.65 per share) for 1997. This loss was primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense. Prior to the write-off, the net assets included $34.2 million of unamortized goodwill. These operations have continued to generate positive operating cash flow and are expected to do so until they are sold.

1997 versus 1996

Revenues from continuing operations grew by 13 percent due to growth at all operations. Of the 10 percent growth in DBC West/BMI revenue, from $65.9 million to $72.5 million, $4.5 million (seven percent) was due to the acquisitions of Federal News Service, Instant Odds Network and Las Vegas Sports Consultants. Subscription revenues increased but were partially offset by a decline in service initiation fees. This decline resulted from the Company's program to discount these fees in exchange for subscription prepayments on annual contracts. CMS' revenues grew 20 percent from $15.8 million to $18.9 million due to growth in its BondEdge service.

Income from operations, excluding $1.9 million of costs in 1996 incurred with the acquisition of BII, decreased from $14.3 million to $7.0 million. The decrease was primarily due to (i) development activities for AgCast, the LCN, and the Company's Online services, (ii) initial stage marketing and development activities for BondVu and (iii) market repositioning for the Company's Signal, QuoTrek and BMI products. In total the Company expensed $10.2 million for these activities in 1997, net of $1.1 million of revenues, as compared with $2.6 million for similar activities in 1996.

A substantial portion of the increase in expenses is attributable to the acquisitions and the development initiatives. Of the $8.1 million increase in cost of services and sales, $1.9 million and $2.2 million were due to acquisitions and development initiatives, respectively. Of the $6.7 million increase in selling, general and administrative expenses, $0.9 million and $5.7 million were caused by the acquisitions and development initiatives, respectively. Finally, $1.1 million and $0.8 million of the depreciation and amortization increase was attributable to the acquisitions and development initiatives, respectively.

Other increases to cost of services and sales are largely attributable to higher compensation and benefits costs and data acquisition and distribution expenses. Other increases in depreciation and amortization are due to: (i) higher depreciation due to the purchase of fixed assets in 1997 and 1996;
(ii) higher amortization of software development due to the development of BondVu, AgCast, BondEdge for Windows and Signal for Windows in 1997 and 1996; and (iii) higher goodwill amortization due to the accrual of the contingent earnout payments for CMS.

Also included in 1997 were the following non-recurring items: (i) a pre-tax charge of $0.6 million for the write-off of the Company's joint venture in Hong Kong, (ii) pre-tax benefits of $1.0 million related to the fiscal 1995 sale of substantially all of the assets of Shark and proceeds received in fiscal 1996 from Consumer News and Business Channel ("CNBC"), and (iii) a pre-tax charge of $0.7 million related to the settlement of class action litigation. The Hong Kong write-off occurred as management concluded that the operation's core product should be discontinued due to the lack of acceptance in the market. The benefits resulted from the resolution of certain contingencies and the revision of certain estimates associated with the Shark and CNBC transactions. The pre-tax benefit of the CNBC transaction in fiscal 1996 was $3.3 million, as further described below.

In addition to the $0.6 million write-off noted above, the Company incurred $0.2 million of equity losses on its joint venture investment in Hong Kong in fiscal 1997, prior to the write-off, compared to equity losses of $0.8 million in fiscal 1996. Interest income (expense), net increased by $0.4 million despite lower cash balances, due primarily to the refinancing and prepayment of bank debt in late 1996.

The effective tax rate for 1997 was approximately 46 percent. This was higher than 1996 due to the impact of nondeductible goodwill amortization and a lower level of pretax income from continuing operations.

Net income from continuing operations for 1997 was $3.6 million, equal to $0.11 per primary and fully diluted share, including $0.18 per share in net expenses for new product and infrastructure initiatives and a $0.01 per share charge for the settlement of class action litigation. Net income from continuing operations in 1996 was $9.1 million, or $0.28 per primary and fully diluted share, including a $0.06 per share benefit from the CNBC proceeds and $0.05 per share in net expenses for new product and infrastructure initiatives. Primary and fully diluted weighted average shares outstanding grew by five percent and three percent, respectively, principally due to the shares issued for the acquisitions of Check Network, Las Vegas Sports

Consultants, and Federal News Service, and the exercise of stock options, partially offset by the Company's stock buyback program.

1996 versus 1995

The Company's revenues grew by 10 percent, primarily attributable to the acquisition of the BMI subscriber base and increases in subscribers at DBC West and CMS. The Company believes these increases are attributable to the growing demand for financial information, the introduction of new services and the strengthening of the Company's brands in these markets.

Operating income increased 56 percent and operating margins improved from 12 percent to 18 percent excluding, $1.9 million and $0.9 million of costs in
1996 and 1995, respectively, incurred with the acquisition of BII.   The
margin improvement was largely caused by the sale of the assets of Shark, which had only a two percent operating margin during 1995. Operating margins for the other businesses decreased overall due to the Company's investment in new online businesses, international markets, AgCast and CMS' new BondVu service, which totaled approximately $5.1 million during 1996, including the $2.6 million mentioned above. Such costs included research and development expenses, data and transmission costs and selling, general and administrative expenses.

Selling expenses increased to $18.3 million from $12.0 million. The increase was caused by selling costs at the newly-acquired BMI division and increased marketing efforts at DBC West and CMS to generate higher sales, partially offset by the absence of marketing costs at Shark.

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

Interest income (expense), net dropped by $0.7 million as higher interest income and lower interest expense at DBC were partially offset by the assumption of BII's debt as part of the acquisition. Interest income increased due to higher cash balances during the year, attributable to the substantial cash inflows at the end of 1995 from the sale of the assets of Shark and the CNBC net proceeds, as described below, cash generated from operations and the exercise of 2.1 million stock options. During 1996, the Company refinanced its bank debt, resulting in significantly lower levels of debt at June 30, 1996 versus June 30, 1995, as well as reduced interest expense during the year.

Other income, net in 1996 includes a one-time receipt of $0.3 million, net of legal expenses, received as a settlement from Crum & Forster from a prior year insurance claim.

As a result of the arbitration of matters related to CNBC's purchase of certain Financial News Network, Inc. ("FNN") media assets in 1991, DBC received a final payment of approximately $7.7 million in March 1996 from CNBC. The net proceeds after commissions, expenses, payments to claim holders under FNN's Plan of Reorganization and taxes (the "CNBC net proceeds") approximated $1.9 million ($3.3 million before taxes). In 1995, DBC received an initial $26.6 million payment from CNBC. The net impact of this payment was $8.9 million ($14.1 million before taxes).

Net income from continuing operations for 1996 totaled $9.1 million, equal to $0.28 per primary and fully diluted share, including $0.06 per share from the CNBC net proceeds and a $0.03 charge related to merger and consolidation costs. Net income from continuing operations in 1995 was $16.4 million, or $0.68 per primary share, including $0.37 attributable to the CNBC net proceeds, $0.11 attributable to the sale of the assets of Shark and a $0.02 charge related to merger and consolidation costs. These results reflect a 33 percent increase in weighted average shares outstanding mainly due to the issuance of 6.1 million shares and options to acquire 1.0 million shares related to the BII acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $20.4 million, $22.7 million and $9.4 million in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was largely caused by expenses incurred for new product introductions and infrastructure development activities. The significant increase from

1995 to 1996 was mainly due to the increase in operating income before depreciation and amortization, attributable to the BII acquisition and growth in the other businesses.

In 1997, the Company used $6.2 million for acquisitions, including contingent earnout payments associated with the CMS acquisition and the purchase of Instant Odds Network. Capitalized software development costs were primarily due to the development of BondEdge and BondVu at CMS and AgCast at DBC West. The joint venture investments of $1.8 million related to DBC's activities in Hong Kong and Internet Financial Network.

In 1996, the Company used $18.5 million to complete the acquisition of BII, make contingent earnout payments associated with the CMS acquisition and acquire a former CRI franchisee. DBC received $4.9 million from CNBC, net of payments to claimholders. Capitalized software development costs of $1.8 million were substantially attributable to the development of BondEdge and BondVu at CMS and MarketWatch at DBC West. The Company also collected $1.3 million associated with the 1995 sale of the assets of Shark.

Investing activities generated $22.1 million of net cash in 1995, including $16.7 million from the sale of the assets of Shark and $15.7 million from CNBC, net of payments to claimholders. Capitalized software development costs were $1.9 million in 1995, largely as a result of the development of BondEdge for Windows and Signal for Windows.

In 1997, the Company used $3.8 million to pay down long-term debt, of which $2.7 million was associated with the acquisition of CMS. The exercise of 1.5 million stock options generated $4.9 million and $8.8 million was used to purchase treasury shares in a buyback program announced in November 1996. The Company is authorized to buy up to 2 million shares, of which 1.4 million were repurchased through June 30, 1997.

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

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At June 30, 1997, the Company was in compliance with these covenants.

The Company currently expects cash generated from operations to increase further during 1998, should current market conditions remain stable. Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

The Company expects to receive substantial after-tax proceeds from the sale of discontinued operations during 1998. Management expects to use these proceeds for the acquisition of companies that would enhance the Company's data content or to repurchase additional treasury shares, pending market conditions and authorization from the Board of Directors for these transactions. There are no specific acquisitions that are planned, nor can there be any assurance that any acquisitions can be consummated.

BUSINESS DEVELOPMENT AND OUTLOOK

During 1997, the Company introduced several new services, and enhancements of existing services including:

- AgCast, an agricultural data service including real-time commodities and futures pricing, news, weather and other agribusiness information, delivered via small dish satellite or the internet.
- StockEdge, a financial data service including real-time securities prices, news headlines and intra-day charting via FM, cable, satellite or the internet.
- BondVu, a service offering real-time fixed income prices and sophisticated fixed income analytics to the professional investor.

Revenues in 1997 from these new services were not significant but are expected to be substantial in the future. The Company expects to continue to commit its resources to the development of new services. Management expects such development efforts to be financed through cash generated from operations.

Demand for financial market information is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

INCOME TAXES

Under current accounting requirements, the Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carryforwards and tax credit carryforwards. Recognition of deferred tax assets is subject to the Company's determination that realization is more likely than not. As of June 30, 1997, the Company has recorded $5.2 million of net deferred tax assets, net of a valuation allowance of $2.6 million and deferred tax liabilities of $15.0 million. Based on taxable income projections, management believes that the recorded net deferred tax assets will be realized.

INFLATION

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

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

         - The potential obsolescence of the Company's services due to the introduction of new technologies.

         - The response of customers to the Company's new marketing strategies and new services.

         -  Activity levels in the securities markets.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                     Page

      Report of Independent Accountants                                     19

      Consolidated Statements of Operations                                 20

      Consolidated Balance Sheets                                           21

      Consolidated Statements of Cash Flows                                 22

      Consolidated Statements of Stockholders' Equity                       23

      Notes to Consolidated Financial Statements                            24

Quarterly Financial Information  (Unaudited)                                33

Supplemental Schedule:

      Report of Independent Accountants                                     34

      Financial Statement Schedule                                          35

Report of Independent Accountants



To the Board of Directors and Stockholders of Data Broadcasting Corporation:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Data Broadcasting Corporation and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Salt Lake City, Utah
August 8, 1997

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                    Year Ended June 30,

                                                    1997      1996      1995

REVENUES                                          $92,480   $81,664   $74,243
COSTS AND EXPENSES
  Cost of services and sales                       33,153    25,083    30,547
  Selling, general and administrative              37,883    31,234    24,516
  Depreciation and amortization                    14,433    11,002    10,012
  Merger and consolidation costs                        -     1,913       923
  Total costs and expenses                         85,469    69,232    65,998
INCOME FROM OPERATIONS                              7,011    12,432     8,245
Gain on sale of Shark                                 703         -     5,410
Equity in loss of joint venture                      (828)     (752)      (53)
Litigation settlement                                (700)        -         -
Interest income (expense), net                        313      (135)     (816)
Other income (expense), net                            (2)      321         -
INCOME BEFORE REORGANIZATION ITEMS                  6,497    11,866    12,786
CNBC proceeds, net of obligations                     249     3,299    14,135
Other reorganization items, net                         -         -       263
INCOME BEFORE INCOME TAXES                          6,746    15,165    27,184
Provision for income taxes                          3,098     6,077    10,819
INCOME FROM CONTINUING OPERATIONS                   3,648     9,088    16,365
Income (loss) from discontinued operations,
   including taxes                                (21,927)        8         -
Extraordinary loss on debt prepayment, net of tax       -      (225)        -
NET INCOME (LOSS)                                $(18,279)  $ 8,871   $16,365

INCOME (LOSS) PER SHARE:
  Primary -Income from continuing operations $0.11 $0.28 $0.68 -Income (loss) from discontinued
               operations                           (0.65)        -         -
            -Extraordinary loss on debt prepayment      -         -         -
                    Net income (loss)              $(0.54)    $0.28     $0.68

 Fully diluted
            -Income from continuing operations $0.11 $0.28 $0.67 -Income (loss) from discontinued
             operations                             (0.65)        -         -
            -Extraordinary loss on debt prepayment      -     (0.01)        -
                    Net income (loss)              $(0.54)    $0.27     $0.67

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for number of shares)


                                                                 June 30,
                                                            1997         1996
ASSETS
Current Assets:
  Cash and cash equivalents                              $10,524       $19,667
  Accounts receivable, less allowance for doubtful
    accounts of $1,982 and $1,321                          9,366         9,645
  Income taxes receivable                                    300         1,330
  Net assets of discontinued operations                   28,576             -
  Prepaid expenses and other current assets                  716         4,679
       Total Current Assets                               49,482        35,321
Property and equipment, net                               18,337        22,838
Software development costs, net of accumulated
  amortization of $4,467 and $2,445                        4,918         4,783
Goodwill, net of accumulated amortization of
  $8,229 and $6,050                                       48,279        71,539
Deferred tax assets, net of valuation allowance           10,944        13,095
Other non-current assets                                   3,439         6,391
      TOTAL ASSETS                                      $135,399      $153,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $4,963        $6,852
  Accrued liabilities                                      7,556        11,374
  Deferred tax liabilities                                 5,705             -
  Current maturities of long-term debt                     1,000         3,851
  Other current liabilities                                  869         2,575
                                                          20,093        24,652
  Deferred revenue                                         6,759         6,802
      Total Current Liabilities                           26,852        31,454
Long-term debt                                             1,500         2,558
Other non-current liabilities                              1,194         3,858
      TOTAL LIABILITIES                                   29,546        37,870

Commitments and contingencies

Stockholders' Equity:
  Common stock, $0.01 par value:
      Authorized - 75,000,000 shares:
        Issued and Outstanding - 32,709,162
        Shares in 1997 and 31,337,984 Shares in 1996         341           313
  Additional paid-in capital                              99,325        82,693
  Retained earnings                                       14,812        33,091
  Treasury stock                                          (8,625)            -
      TOTAL STOCKHOLDERS' EQUITY                         105,853       116,097
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $135,399      $153,967

         See accompanying notes to consolidated financial statements.

               DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                         Year Ended June 30,

                                                 1997        1996       1995
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
Net income (loss)                             $(18,279)     $8,871    $16,365
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Write-down of net assets of discontinued
    operations, net of tax                      21,264           -          -
  Depreciation and amortization                 19,845      16,621     10,012
  Provision for losses on accounts receivable    2,333       2,120        600
  Equity in loss of joint venture                  828         752         53
  Gain on sale of Shark                           (703)          -     (5,410)
  Effect of tax provision on reorganization
    value and deferred tax assets                   81       2,245      6,436
  CNBC proceeds, net of obligations and taxes        -      (1,847)    (8,949)
  Other non-cash items, net                        291       1,123        901
Changes in operating assets and liabilities,
    net of acquisitions and divestitures:
  Accounts receivable                           (4,257)     (5,548)    (1,341)
  Income taxes payable                           1,000      (1,108)    (5,529)
  Accounts payable and accrued liabilities        (399)     (3,815)    (4,806)
  Deferred revenue                                 367        (743)     1,106
  Other assets and liabilities, net             (1,950)      4,056        (31)
NET CASH PROVIDED BY OPERATING ACTIVITIES       20,421      22,727      9,407

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment           (11,693)    (14,718)    (8,311)
  Cash paid for acquisitions, net of cash
    acquired                                    (6,155)    (18,478)    (1,107)
  Capitalized software development costs        (2,158)     (1,805)    (1,878)
  Investment in joint ventures                  (1,818)     (1,370)         -
  Receipt of contingent payments from CNBC           -       7,738     26,611
  Payments to claimholders from CNBC proceeds        -      (4,649)   (10,930)
  Proceeds from the sale of Shark                    -       1,331     16,662
  Other, net                                        34        (161)     1,034
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                         (21,790)    (32,112)    22,081

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Purchase of treasury stock                    (8,835)          -          -
  Exercise of stock options and warrants         4,896       6,634      1,091
  Payments of long-term debt and capital
    lease obligations                           (3,807)    (13,204)    (4,060)
  Issuance of long-term debt                         -       3,500          -
  Other, net                                       (28)       (343)       (19)
NET CASH USED IN FINANCING ACTIVITIES           (7,774)     (3,413)    (2,988)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (9,143)    (12,798)    28,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                        19,667      32,465      3,965

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $10,524     $19,667    $32,465

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (In thousands, except for number of shares)

                        Common Stock                                  Total
                        Shares          Additional                    Stock-
                         Out-            Paid-In   Retained Treasury  holder's
                       standing  Amount  Capital   Earnings  Stock    Equity


BALANCE AT JUNE 30,
  1994               22,385,891    $224  $32,032     $7,855           $40,111

  Issuance of stock
    and options for
    acquisitions      6,091,791      61   37,545          -            37,606

  Exercise of stock
    options and
    warrants            819,488       8    1,474          -             1,482

 Tax benefit from
    exercise of stock
    options                   -      -      833          -               833

  Reduction of deferred
    tax valuation allowance
    applicable to pre-
    Effective Date
    items                     -       -      314          -               314

  Other                 (24,493)      -        4          -                 4

  Net income                  -       -        -     16,365            16,365

BALANCE AT JUNE 30,
  1995               29,272,677     293   72,202     24,220            96,715

  Exercise of stock
    options and
    warrants          2,065,528      20    6,591          -             6,611

  Tax benefit from
    exercise of stock
    options                   -       -    3,900          -             3,900

  Other                    (221)      -        -          -                 -

Net income                    -       -        -      8,871             8,871

BALANCE AT JUNE 30,
    1996             31,337,984     313   82,693     33,091           116,097

  Issuance of stock for
    acquisitions      1,263,747      14   10,772          -            10,786

  Exercise of stock
    options and
    warrants          1,525,347      14    4,882          -             4,896

  Tax benefit from
    exercise of stock
    options                   -       -    1,188          -             1,188
  Purchase of treasury
    stock            (1,417,916)      -     (210)         -  (8,625)   (8,835)
  Net loss                    -                     (18,279)      -   (18,279)

BALANCE AT JUNE 30,
    1997             32,709,162    $341  $99,325    $14,812 $(8,625) $105,853

        See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Data Broadcasting Corporation and subsidiaries (the "Company" or "DBC") currently operates in one business segment, providing real-time stock market quotes, equity and fixed income analytics, financial market and governmental information and news and access to historical financial databases and sports information.

     DBC's customer base consists mainly of individual investors, traders and portfolio managers. Customers are located principally in North America, with additional customers in Europe, Hong Kong and the Middle East.

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

     Property and Equipment - Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the shorter of their useful lives or the remaining lease term.

     Software Development Costs - The Company capitalizes certain costs incurred to produce certain software used by subscribers to access, manage and analyze information in the Company's databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. In fiscal 1997, 1996 and 1995, such amortization amounted to $2,023,000, $1,239,000 and $896,000, respectively.

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

     Revenue Recognition - Prepaid subscription revenue is deferred and recorded as income on a straight-line basis over the term of the subscription agreement. One-time service initiation fees are recognized as revenue when billed to the extent that no future performance obligations exist and such fees do not exceed direct selling costs, which are expensed as incurred. In fiscal 1997, 1996 and 1995 such fees aggregated approximately $5,300,000, $6,500,000 and $4,900,000, respectively, and did not exceed direct selling costs.

     Research and Development Costs - Expenditures for research and development are expensed as incurred. The Company expensed approximately $7,100,000, $4,300,000 and $4,500,000 in research and development costs during the years ended June 30, 1997, 1996 and 1995, respectively, including maintenance and upgrading of existing products, development of new products and development and maintenance of internal systems.

     Stock-Based Compensation - The Company elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock options, rather than adopt the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

     Income Taxes - Should there be a need to increase the deferred tax valuation allowance in the future, a charge to income tax expense will be required. However, in the event there is a need to decrease the valuation allowance, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") requires a direct addition to stockholders' equity. This treatment only applies to the deferred tax assets and related valuation allowance applicable to pre-Effective Date items. As of June 30, 1997, the entire valuation allowance is related to pre-Effective Date items.

     Earnings per Share - Primary and fully diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period, calculated in accordance with the treasury stock method. Accounting Principles Board Opinion No. 15 limits the assumed repurchase of shares under the treasury stock method to twenty percent of the shares outstanding. Any excess proceeds from the assumed exercise of options are assumed to be used to pay down debt, resulting in interest savings. Fiscal 1995 net income is adjusted for such assumed interest savings, net of applicable income taxes, for purposes of these calculations. Earnings per share for fiscal 1996 have been restated as a result of the classification of certain of certain businesses as discontinued operations.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for financial statements for periods ending after December 15, 1997, was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Management is currently assessing the impact of SFAS No. 128 and will provide the required disclosures upon adoption in the second quarter of fiscal 1998.

     The weighted average number of shares of common stock and common stock equivalents outstanding used in the computations are (in thousands):

                                   1997               1996             1995
     Primary                      33,581             31,936           24,015
     Fully Diluted                33,726             32,891           24,350

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

2.   ACQUISITIONS

     Effective July 1, 1996, the Company acquired by merger all of the outstanding common stock of Las Vegas Sports Consultants, Inc. ("LVSC") in exchange for 330,206 shares of the Company's common stock, valued at $3,100,000. LVSC is the leading "opening line" odds maker in Las Vegas.

     Effective July 1, 1996, the Company acquired all of the outstanding common stock of Instant Odds Network, Inc. ("ION") for $2,600,000 in cash. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas. The agreement contains a contingent earnout provision, payable in the Company's common stock, based upon the results of operations of ION for the three-year period ending June 30, 1999.

     Effective September 16, 1996, the Company acquired all of the outstanding common stock of Dajoy Enterprises, Inc., dba Check Network ("CN"), in exchange for 128,700 shares of the Company's common stock, valued at $1,000,000. CN, which was merged into CheckRite International ("CRI"), provides check recovery services.

     Effective October 31, 1996, the Company acquired substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities, for 804,841 shares of the Company's common stock, valued at $6,650,000. The agreement also provides for a contingent earnout, payable in the Company's common stock, based upon FNS' results of operations for the year ending October 31, 1997. FNS provides verbatim transcripts of major federal government hearings to news organizations, political associations and corporations around the world.

     In conjunction with this acquisition, the Company agreed to loan an executive of FNS ("Executive"), up to $1,845,000. The loan bears interest at nine percent and is collateralized by certain of Executive's personal stock holdings, which include no less than 300,000 shares of DBC common stock. The loan is payable from the FNS earnout. As of June 30, 1997, the loan balance is $1,598,600, including accrued interest and is included in Prepaid expenses and other current assets.

     Effective January 1, 1996, CRI acquired all of the outstanding stock of Northwest CheckRite, Inc., ("NCI") a former franchisee of CRI, for $1,200,000.

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

     The above transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method. The acquisitions of LVSC, ION, CN, FNS, NCI and CSW did not have a material effect on the results of operations in the year of acquisition. Accordingly, no pro forma results have been presented.

     In connection with the acquisition of BII, management developed and implemented restructuring plans to combine certain BII operations with the Company's existing operations in San Mateo, California and consolidate certain of BII's facilities in Utah. As a result, approximately 85 BII employees in the customer service, development, sales and finance functions were terminated in 1995. The Company also incurred obligations for leased space that became idle as a result of the consolidation of facilities. In addition, certain contractual obligations of BII became redundant based on the Company's consolidation plans. The estimated cost of these actions as of June 30, 1995 was approximately $1,369,000 and was accrued in purchase accounting. During fiscal 1996, the Company charged approximately $1,017,000 of severance and lease costs against this accrual and increased the estimated cost by approximately $505,000. During fiscal 1997, the Company charged approximately $400,000 of severance and lease costs against this accrual. In addition to the restructuring actions, the Company recorded certain other assets and liabilities in purchase accounting. During fiscal 1996, DBC wrote off additional assets and increased certain liabilities in the aggregate amount of approximately $659,000. These adjustments have been recorded as an increase to goodwill and will be amortized over the remaining life of goodwill.

     The following unaudited pro forma combined results of operations for the year ended June 30, 1995 assume the acquisition of BII had occurred on July 1, 1994. These results also include (a) assumed cost reductions of $4,000,000 directly related to consolidation of certain operations of DBC and BII, (b) assumed interest savings from the assumed repayment of BII debt and (c) the elimination of non-recurring hostile proxy contest expenses incurred by BII. These results are not indicative of results that would have been obtained had the acquisitions occurred on the assumed date and are not intended to be a projection of future results.

                                                           (In thousands,
                                                          except per share
                                                              amounts)
     Revenues                                                 $87,212
     Income from continuing operations                        $19,439
     Loss from discontinued operations                        $(1,166)
     Net income                                               $18,273
     Primary
     Income from continuing operations                        $0.65
     Loss from discontinued operations                        (0.04)
     Net income                                               $0.61
     Fully diluted
     Income from continuing operations                        $0.64
     Loss from discontinued operations                        (0.04)
     Net income                                               $0.60

     The former shareholders of Capital Management Sciences ("CMS") were eligible for up to $6,840,000 of additional cash based on the pre-tax earnings of CMS over the three-year period ending January 31, 1997. As of June 30, 1997, the maximum payment had been earned and paid. Contingent cash payments were added to the acquisition cost when determined and amortized prospectively over the then remaining life of goodwill.

3.   DISCONTINUED OPERATIONS

     Effective March 31, 1997, the Company adopted a plan to sell its CRI and Instore Satellite Network ("ISN") businesses which have historically made up the Company's Business Services segment. Accordingly, these businesses have been accounted for as discontinued operations in the accompanying financial statements. The Company expects that these businesses will be sold by December 31, 1997. The Company incurred net losses of $663,000 on these operations for the nine months ended March 31, 1997.

     The estimated loss on the disposal of CRI and ISN is $21,264,000 (including taxes of $8,231,000), consisting of an estimated loss on disposal of the business of $20,653,000 and a provision of $611,000 for anticipated operating losses until disposal. This loss resulted primarily from the non-cash write-off of the net assets of the businesses. Prior to the write-off, the net assets included $34,239,000 of unamortized goodwill. These operations have continued to generate positive operating cash flows. Estimated costs associated with these disposals, including taxes, have been recorded as accrued liabilities. Net losses of $946,000 were incurred by the discontinued operations during the fourth quarter of fiscal 1997.

     Revenues for these operations were as follows:

                                  1997                1996
     CRI                      $17,710,000          $15,021,000
     ISN                      $14,468,000          $17,948,000

     Net assets of the discontinued operations consisted of the following as of June 30, 1997 (in thousands):

                   Goodwill                     $22,252
                   Property and equipment         5,247
                   Prepaid expenses               3,409
                   Accounts receivable            2,526
                   Accrued liabilities           (2,276)
                   Other current liabilities     (2,094)
                   Other net assets                (488)
                                                $28,576

4.   SALE OF SHARK

     On May 8, 1995, under the terms of a definitive agreement dated April 13, 1995, a subsidiary of Automatic Data Processing, Inc. ("ADP") purchased substantially all of the assets and assumed specified liabilities of Shark Information Services Corp. ("Shark"), a subsidiary of the Company, for $17,993,000 plus the assumption of approximately $1,903,000 in debt. The net assets of Shark were approximately $7,113,000. In connection with the sale, DBC recorded obligations of approximately $2,756,000 for future payments of non-cancellable office space leases not assumed by ADP, severance, compensation, and benefits costs of approximately $1,500,000 and transaction and other costs of approximately $1,214,000. DBC recorded a pre-tax gain of $5,410,000 ($2,628,000 after taxes). In fiscal 1997, the Company increased its pre-tax gain by $703,000 due to the reduction of certain reserves recorded at the time of the sale. Management has determined that these reserves are no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.

5.   MERGER AND CONSOLIDATION COSTS

     During fiscal 1996, the Company expensed approximately $1,913,000 of merger and consolidation costs, primarily related to the cost of certain duplicative employees of BII prior to their termination and costs to consolidate certain operations in San Mateo, California.

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

6.   JOINT VENTURE

     In fiscal 1997, the Company recorded a pre-tax charge of $606,000 to write-off its remaining investment obligation in a joint venture in Hong Kong and $222,000 of equity losses from this investment. The Company and its joint venture partner concluded that its core product should be discontinued, given the lack of acceptance in the market.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, (in thousands):

                                                1997                  1996
     Receiver equipment held by subscribers  $26,776               $29,128
     Computer and communication equipment     18,539                21,279
     Furniture and fixtures                    1,594                 1,888
     Leasehold improvements                    1,027                   992
                                              47,936                53,287
     Less accumulated depreciation
       and amortization                       29,599                30,449
                                             $18,337               $22,838

     Property and equipment includes approximately $166,000 of assets recorded under capital leases at June 30, 1996. Depreciation expense, including amortization of capital leases, was $8,603,000, $7,119,000 and $7,020,000 for fiscal years 1997, 1996, and 1995, respectively.

8.   LONG-TERM DEBT

     Long-term debt consisted of the following at June 30, (in thousands):

                                               1997              1996
     Key Bank term loan                       $2,500            $3,500
     CMS shareholders' note                        -             2,700
     Other                                         -               209
                                               2,500             6,409
     Less current maturities                   1,000             3,851
     Long-term debt                           $1,500            $2,558

     In March 1996, the Company entered into a $36,500,000 loan agreement with Key Bank National Association. The agreement provided for an acquisition line of credit of $30,000,000, a revolving line of credit of $3,000,000 and a term loan of $3,500,000. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing each quarter. As of June 30, 1997, the total amount available under the acquisition line of credit had been reduced to $26,250,000. The term loan matures on December 31, 1999 with principal payments of $250,000 due quarterly. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 8.03 percent as of June 30, 1997. DBC had not drawn on the line of credit facilities as of June 30 1997. Unused commitment fees of 0.25 percent and 0.325 percent are charged to DBC based on the average daily balance of the unused portion of the acquisition line of credit and revolving line of credit, respectively. This agreement includes various restrictive covenants, including a restriction on the payment of dividends, and requires the Company to maintain certain financial ratios. At June 30, 1997, the Company was in compliance with these covenants. At June 30, 1997 and 1996, $750,000 was included in Other Assets, representing a cash balance in an interest-bearing account, required to be maintained as long as any amounts are outstanding under this agreement.

     In conjunction with this agreement, DBC prepaid its outstanding bank debt during fiscal 1996 using the proceeds from the term loan and existing cash reserves. DBC recorded an extraordinary loss of approximately $225,000, net of tax of $148,000 in the fourth quarter of fiscal 1996 as a result of the prepayment of one of its bank obligations.

     Amounts due associated with long-term debt and are as follows (in thousands): 1998 - $1,000, 1999 - $1,000 and 2000 - $500.

     The Company paid approximately $591,000, $1,078,000 and $1,219,000 of interest on long-term debt during the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Interest expense for the fiscal years ended June 30, 1997, 1996 and 1995, was $616,000, $1,322,000 and $1,436,000,
     respectively.

9.   STOCK BASED COMPENSATION

     In connection with the Data Broadcasting Stock Option Plan (the "Option Plan"), the Company has reserved 7,250,000 shares of DBC common stock. The Option Plan provides for the discretionary issuance of stock options to employees. The exercise price of options granted equals the market price at the date of grant. Options expire five to ten years from the date of grant and generally vest ratably over three years. In certain cases options have been granted with no vesting requirements. In the past, the Company has also issued stock options and warrants as partial consideration for the acquisition of businesses and other transactions. These securities are not part of the Option Plan but are included in the activity below.

                                                          Weighted Average
                                            Shares         Exercise Price

     Outstanding, June 30, 1995             6,643              $3.65
     Granted                                1,140               8.42
     Exercised                             (2,066)              3.20
     Cancelled                               (145)              3.89
     Outstanding, June 30, 1996             5,572               4.78
     Granted                                  663               7.01
     Exercised                             (1,525)              3.21
     Cancelled                               (251)              4.44
     Outstanding, June 30, 1997             4,459               5.67

     Exerciseable, June 30, 1996            2,902               4.13

     Exerciseable, June 30, 1997            3,271               5.20

     Range of option exercise prices:
                                    Outstanding               Exerciseable
                                        Weighted                   Weighted
                                        Average                    Average
                              Shares  Exercise Price    Shares  Exercise Price

     $1.22 to $2.47 (Avg.
        life: 2.93 years)        686      2.09            686       2.09
     $2.96 to $6.00 (Avg.
         life: 4.56 years)     1,731      4.53          1,446       4.42
     $6.69 to $8.81 (Avg.
         life: 6.71 years)     1,611      7.21            817       7.23
     $9.00 to $12.06 (Avg.
         life: 8.80 years)       431     10.22            322      10.18
                               4,459                    3,271

The weighted average fair value per share of options granted was $2.53 and $3.06 for the years ended June 30, 1997 and 1996, respectively.

The following pro forma information presents DBC's net income (loss) and primary and fully diluted earnings per share for the years ended June 30, 1997 and 1996 as if compensation cost had been measured under the fair value method of SFAS No. 123.

                                                1997           1996

Net income (loss)                            $(18,965)        $7,760
Primary income (loss) per share              $(0.56)          $0.24
Fully diluted income (loss) per share        $(0.56)          $0.24

The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.05%; expected life of 3.5 years; expected volatility of 50%; and expected dividend yield of 0%. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management's opinion is that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income and net income per share may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

10.   STOCKHOLDERS' EQUITY

     In addition to the Company's common stock, the Company is authorized to issue 5,000,000 preferred shares, $0.01 par value, none of which have been issued.

     On November 12, 1996, the Company announced that its board of directors authorized the repurchase of up to two million shares of common stock. This plan will continue to be implemented from time to time in either open market or private transactions. As of June 30, 1997, the Company had repurchased approximately 1,418,000 shares at a cost of $8,835,000.

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


11.  COMMITMENTS AND CONTINGENCIES

     The Company leases communication and test equipment, office facilities and equipment, and has distribution agreements for satellite and cable space and FM radio channels, generally under noncancellable lease arrangements that expire on various dates through fiscal 2004. Certain of the lease agreements for premises require the Company to pay operating costs, including property taxes and maintenance costs, and include rent adjustment clauses.

     Rent expense approximated $7,750,000, $5,967,000 and $5,892,000 in fiscal 1997, 1996, and 1995, respectively. At June 30, 1997, future minimum operating lease payments, including approximately $1,141,000 recorded as a liability in connection with the sale of the assets of Shark and the acquisition of BII, are as follows (in thousands):

                          Real Estate and Equipment   Distribution Agreements
     1998                         $3,146                      $5,000
     1999                          2,584                       3,888
     2000                          1,431                       2,324
     2001                          1,293                       1,652
     2002                          1,026                         760
     Thereafter                      285                         334
Total minimum lease payments       9,765                     $13,958
Less amounts accrued               1,141
                                  $8,624


     Certain subscribers have brought a class action litigation against the Company related to its performance under certain subscriber contracts.
     In July 1997, the Company commenced a mailing to current and former subscribers to certain of its services, which contained an offer to upgrade their service to take advantage of new products and technologies the Company is introducing. This settlement was preliminarily approved by the court in September 1997 with a final hearing scheduled for October 1997. The Company accrued $700,000 in the fourth quarter of 1997 to cover the estimated costs of this settlement, principally legal fees and expenses.

     The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company. See Note 2 for a discussion of contingencies related to acquisitions.

12.  CNBC PROCEEDS AND OBLIGATIONS

     Under terms of a previous agreement, DBC received a payment of approximately $26,611,000 on March 31, 1995 from the Consumer News and Business Channel ("CNBC"), as additional consideration for CNBC's purchase of certain FNN media assets in May 1991. The agreement specified that the Company was to receive a payment of 50 percent of the cumulative revenues of CNBC in excess of $227,000,000 for the three fiscal years ending December 31, 1994. To satisfy its obligations for this item under the Plan, DBC paid approximately $12,476,000 for commissions, expenses and obligations to claimholders.

     On March 1, 1996, DBC received a final payment of approximately $7,738,000 from CNBC as the result of arbitration of certain matters related to the fiscal 1995 payment. The gross amounts payable for commissions, expenses and obligations to claimholders approximating $4,560,000, less claims owned by DBC of approximately $345,000, were paid in the fourth quarter of fiscal 1996. In fiscal 1997, the Company increased its pre-tax gain by $249,000 due to the reduction of certain reserves recorded at the time of the initial transaction. Management has determined that these reserves are no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.

13.  INCOME TAXES

The components of net deferred tax assets as of June 30, 1997 and 1996 are as follows (in thousands):

                                                      1997          1996
Deferred tax assets
  Federal net operating loss carryforwards           $8,545        $9,987
  Sale of discontinued operations                     5,450             -
  Property and equipment                              3,526         4,180
  Purchase accounting liabilities                       933         1,708
  State net operating loss carryforwards              1,117         1,291
  Minimum tax credit carryforward                     1,044         1,026
  Expenses - sale of Shark                              384           199
  Lease obligations                                      75           476
  Other                                               1,793           753
  Gross deferred tax assets                          22,867        19,620
  Valuation allowance                                 2,601         2,601
  Total deferred tax assets                          20,266        17,019
Deferred tax liabilities
  Sale of discontinued operations                    13,374             -
  Sale/leaseback obligations                          1,146         1,860
  Subscriber contracts                                  502         1,057
  Other                                                   5           521
  Total deferred tax liabilities                     15,027         3,438
Net deferred tax assets                              $5,239       $13,581

The Company has net operating loss carryforwards ("NOLs") of $24,415,000. The use of certain NOLs is limited by the Internal Revenue Code due to prior ownership changes. These NOLs expire through 2007 and are subject to an annual limitation of approximately $2,200,000.

In fiscal 1995, the Company reduced its valuation allowance by $2,859,000, principally due to the realization of deferred tax assets and the reduction of the rate at which certain pre-Effective Date items are expected to be realized. In accordance with SOP 90-7, the decrease attributable to the realization of pre-Effective Date deferred tax assets was recorded by reducing reorganization value by $2,545,000 and increasing additional paid-in capital by $314,000.

The(benefit)/provision for taxes are as follows for the years ended June 30, (in thousands):

                                         1997          1996          1995
Federal:
  Current                               $2,344        $3,987        $3,652
  Deferred                                 178         1,203         5,362
State:
  Current                                  673           502           731
  Deferred                                 (97)          385         1,074
Tax on continuing operations             3,098         6,077       $10,819
Tax on discontinued operations           8,312           965
Benefit on extraordinary loss                -          (148)
                                       $11,410        $6,894

     The consolidated (benefit)/provision for taxes for consolidated operations are (in thousands) as follows:

                                             1997        1996        1995
Federal:
   Current                                  2,344       3,873        3,652
   Deferred                                 6,844       2,044        5,362
State:
   Current                                    802         924          731
   Deferred                                 1,420         201        1,074
Benefit on extraordinary loss                   -      (  148)           -
                                          $11,410      $6,894      $10,819

The Company's effective tax rate for continuing operations differs from federal statutory rate, as shown in the following reconciliation for the three years ended June 30, 1997:

                                                1997       1996       1995
Income tax expense at federal statutory rate    35.0%      35.0%      35.0%
State income tax expense, net of federal benefit 5.2        4.2        5.7
Amortization of goodwill                         3.8        0.8          -
Other, net                                       1.9        0.1       (0.9)
Effective income tax rate on
  continuing operations                        45.9%       40.1%      39.8%

     The Company paid approximately $881,000, $925,000 and $4,761,000 in federal and state income taxes during the years ended June 30, 1997, 1996 and 1995, respectively.

14.  401(k) PLAN

     The Company has a 401(k) plan covering substantially all full-time employees of the Company. Employer contributions to the plan are determined annually by the Company and are made on behalf of participants who have elected to defer receipt of a portion of their compensation otherwise payable in a plan year. Such Company contributions totaled approximately $470,000, $380,000, and $137,000 in fiscal years 1997,
     1996, and 1995, respectively.

15.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company has deposited its temporary cash investments with 14 banks and two financial institutions of high credit quality, thereby seeking to maximize interest income while limiting the amount of credit exposure to any entity and reducing amounts in excess of federal insurance. At June 30, 1997, approximately $9,736,000 of cash and cash equivalents was deposited in four money market accounts. These accounts invest largely in U. S. Government obligations and investment grade commercial paper, thereby limiting credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographical regions of North America. At June 30, 1997, the Company believes that it had no significant concentrations of credit risk.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                     (In thousands, except per share data)

                                       Quarter                    Year Ended
                    First        Second      Third     Fourth    June 30, 1997

Revenues           $22,513      $23,096    $23,579    $23,292       $92,480
Total costs and
  expenses          19,485       20,278     22,037     23,669        85,469
Income (loss) from
  operations         3,028        2,818      1,542       (377)        7,011
Provision (benefit)
  for income taxes   1,138        1,438        589        (67)        3,098
Income (loss) from continuing
  operations         1,666        1,759        998       (775)        3,648
Loss from discontinued
  operations           (77)        (159)   (21,691)         -       (21,927)
Net income           1,589        1,600    (20,693)      (775)      (18,279)
Earnings (loss) per share - continuing operations
  Primary            $0.05        $0.05     $0.03      $(0.02)       $0.11
  Fully diluted      $0.05        $0.05     $0.03      $(0.02)       $0.11
Earnings (loss) per share - net
  Primary            $0.05        $0.05     $(0.61)    $(0.02)       $(0.54)
  Fully diluted      $0.05        $0.05     $(0.61)    $(0.02)       $(0.54)


                                      Quarter                     Year Ended
                    First        Second      Third     Fourth    June 30, 1996

Revenues           $19,113      $19,862    $20,613    $22,076       $81,664
Total costs and
  expenses          16,810       16,721     16,834     18,867        69,232
Income from operations before merger
  and consolidation
  costs              3,178        3,976      3,934      3,257        14,345
Income from
  operations         2,303        3,141      3,779      3,209        12,432
Reorganization
  items, net             -            -      3,299          -         3,299
Provision for
  income taxes         917        1,454      2,760        946         6,077
Income from continuing
  operations         1,233        1,428      4,120      2,307         9,088
Income (loss) from
  discontinued
  operations            76          238          -       (306)            8
Net income           1,309        1,666      4,120      1,776         8,871
Earnings per share - continuing operations
  Primary            $0.04        $0.04      $0.13      $0.07         $0.28
  Fully diluted      $0.04        $0.04      $0.12      $0.07         $0.28
Earnings per share - net
  Primary            $0.04        $0.05      $0.13      $0.06         $0.28
  Fully diluted      $0.04        $0.05      $0.12      $0.05         $0.27

Note: Fiscal 1996 amounts have been restated to reflect discontinued operations.

       Report of Independent Accountants on Financial Statement Schedule







To the Board of Directors and Stockholders of Data Broadcasting Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 8, 1997 appearing in this Annual Report to stockholders of Data Broadcasting Corporation also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







Price Waterhouse LLP
Salt Lake City, Utah
August 8, 1997

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               For the Years Ended June 30, 1997, 1996 and 1995
                                (in thousands)

Schedule VIII - Valuation and Qualifying Accounts


                                          Additions

                          Balance at   Charged                        Balance
                          Beginning    to Costs  Charged     Write     at End
                             of          and     to Other     Offs/     of
                           Period     Expenses  Accounts    Recoveries Period

Description

Allowance for doubtful accounts:
 Year Ended June 30, 1995   $703        $600      $579   (A)   $645 (B) $1,237
 Year Ended June 30, 1996  1,237       2,120                  2,036      1,321
 Year Ended June 30, 1997  1,321       1,954        62   (A)  1,355 (C)  1,982

Deferred income tax valuation allowance:
 Year Ended June 30, 1995 $5,460               ($1,279)  (D) $1,580     $2,601
 Year Ended June 30, 1996  2,601                                         2,601
 Year Ended June 30, 1997  2,601                                         2,601


(A)  Allowance for doubtful accounts recorded through acquisitions.
(B)  Includes $86 recorded through the sale of Shark.
(C)  Includes $430 reclassified to discontinued operations.
(D) Recorded as a reduction of reorganization value and an increase in equity, in accordance with Statement of Position 90-7.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Board of Directors - Nominees" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1997 and to be used in connection with its Annual Meeting of Stockholders expected to be held on December 9, 1997 is hereby incorporated by reference.
Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in Part I of this Form 10-K.

Item 11.       EXECUTIVE COMPENSATION

That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation and Other Information" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1997 and to be used in connection with its Annual Meeting of Stockholders expected to be held on December 9, 1997 is hereby incorporated by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1997 and to be used in connection with its Annual Meeting of Stockholders expected to be held on December 9, 1997 is hereby incorporated by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Other Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1997 and to be used in connection with its Annual Meeting of Stockholders expected to be held on December 9, 1997 is hereby incorporated by reference.

                                   PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.         The following documents are filed as part of this report:

     1.    Financial Statements

           The financial statements and report of independent accountants required by this item are included in Part II, Item 8. See pages 19 to 32, herein.

     2.    Financial Statement Schedule

           Schedule VIII, Valuation and Qualifying Accounts, and the related report of independent accountants are included in Part II, Item 8. See pages 34 to 35 herein.

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


________________________

          *Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

          10.2 Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994.

          10.3 Employment Agreement between Data Broadcasting Corporation and Alan J. Hirschfield.**

          10.4 Employment Agreement between Data Broadcasting Corporation and Allan R. Tessler.**

          10.5  Employment Agreement between Data Broadcasting Corporation and
                B. Douglas Smith (Exhibit 10.9 to Form 10-K for year ended June 30, 1993).**

          10.6 Employment Agreement between Data Broadcasting Corporation and James A. Kaplan (Exhibit 9 to Form 8-K, filed on May 16,
                1994).**

          10.7 Employment Agreement between Data Broadcasting Corporation and Mark F. Imperiale.**

          10.8 Dwight H. Egan Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.25 to Form S-4, declared effective on May 25, 1995).**

          10.9 Dennis L. Crockett Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.26 to Form S-4, declared effective on May 25, 1995).**

          10.10 Employment Agreement with Nicholas Ruitenberg dated July 18, 1994 (Exhibit 10.32 to Form S-4, declared effective on May 25,
                1995).**

          10.11 Employment Agreement with Reed L. Benson dated July 18, 1994 (Exhibit 10.33 to Form S-4, declared effective on May 25,
                1995).**

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

          10.18 Transponder Sale Agreement between Broadcast International, Inc. and GTE Spacenet Corporation dated December 8, 1992 (Exhibit 10.24 to Form S-4, declared effective on May 25,
                1995).

          10.19 Asset Purchase Agreement Among ADP Financial Information Services, Inc., Shark Information Services Corp. and Data Broadcasting Corporation (Exhibit 1 to Form 8-K filed on May 23, 1995).

____________________

  **  Management contract or compensation plan or arrangement

          10.20 Loan Agreement by and among Data Broadcasting Corporation, as the Borrower, and Society National Bank, as Agent (Exhibit 1 to Form 8-K filed on April 9, 1996).

          10.21 ILX/CMS Distribution Agreement (Exhibit 1 to Form 8-K filed on May 16, 1996).

          11    Statement re Computation of Earnings Per Share.

          21    Subsidiaries of the Registrant.

          23    Consent of Price Waterhouse LLP.

          27    Financial Data Schedule.

B.    Reports on Form 8-K

      During the quarter ended June 30, 1997, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DATA BROADCASTING CORPORATION



                                       By:               /s/
                                                Alan J. Hirschfield
                                                Co-Chief Executive Officer
                                                September 25, 1997




                                       By:               /s/
                                                Allan R. Tessler
                                                Co-Chief Executive Officer
                                                September 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Principal Executive Officers:

                                       By:               /s/
                                                Alan J. Hirschfield
                                                Co-Chief Executive Officer
                                                September 25, 1997




                                       By:               /s/
                                                Allan R. Tessler
                                                Co-Chief Executive Officer
                                                September 25, 1997



Principal Financial Officer:           By:               /s/
                                                Mark F. Imperiale
                                                President, Chief Operating
                                                Officer and Chief Financial
                                                Officer
                                                September 25, 1997



Principal Accounting Officer:          By:               /s/
                                                Andrew P. Schlotterbeck
                                                Vice President and Controller
                                                September 25, 1997

Directors:




             /s/                                         /s/
Alan J. Hirschfield                         James A. Kaplan
Co-Chairman of the Board                    Director
September 25, 1997                          September 25, 1997




             /s/
Allan R. Tessler                            David R. Markin
Co-Chairman of the Board                    Director
September 25, 1997                          September     , 1997




             /s/                                         /s/
Charles M. Diker                            Herbert S. Schlosser
Director                                    Director
September 19, 1997                          September 25, 1997





             /s/                                         /s/
Dwight H. Egan                              Carl Spielvogel
Director                                    Director
September 25, 1997                          September 18, 1997



             /s/
Donald P. Greenberg
Director
September 18, 1997