Form 10-Q
period 1997-09-30
DATA BROADCASTING CORPORATION
filed 1997-11-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997.

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

                        Yes   X                 No


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 10, 1997 was 33,973,509.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands, except per share data)

                                                   Three Months Ended
                                                       September 30,
                                                  ----------------------

                                                         1997        1996
                                                         ----        ----
REVENUES                                               $23,151     $22,513

COSTS AND EXPENSES

      Cost of services and sales                         9,721       7,658
      Selling, general and administrative                8,185       8,553
      Depreciation and amortization                      3,738       3,274
                                                       -------     -------
      Total costs and expenses                          21,644      19,485
                                                       -------     -------

INCOME FROM OPERATIONS                                   1,507       3,028
      Losses from Hong Kong Joint venture                    -        (222)
      Other income (expense), net                          122          (2)
                                                       -------     -------
INCOME BEFORE INCOME TAXES                               1,629       2,804
Provision for income taxes                                (704)     (1,138)
                                                       -------     -------
INCOME FROM CONTINUING OPERATIONS                          925       1,666
Loss from discontinued operations, including taxes           -         (77)
                                                       -------     -------
NET INCOME                                                $925      $1,589
                                                       =======     =======

INCOME (LOSS) PER SHARE:
      Primary
            Income from continuing operations            $0.03       $0.05
            Loss from discontinued operations                -       (0.00)
                                                       -------     -------
            Net income                                   $0.03       $0.05
                                                       =======     =======

      Fully diluted
            Income from continuing operations            $0.03       $0.05
            Loss from discontinued operations                -       (0.00)
                                                       -------     -------
            Net income                                   $0.03       $0.05
                                                       =======     =======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

      Primary                                           33,228      33,261
      Fully diluted                                     33,613      33,463

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                (In thousands)

                                                       September 30, June 30,
                                                            1997       1997
                                                         ---------   --------
ASSETS
------
Current Assets:
  Cash and cash equivalents                              $ 11,980   $ 10,524
  Accounts receivable, net                                 10,223      9,366
  Net assets of discontinued operations                    28,522     28,576
  Prepaid expenses and other current assets                   931      1,016
                                                         --------   --------
      Total Current Assets                                 51,656     49,482
Property and equipment, less accumulated
  depreciation of $31,776 and $29,599                      17,594     18,337
Software development costs, net of accumulated
  amortization of $5,031 and $4,467                         4,806      4,918
Goodwill, net of accumulated amortization of
  $9,153 and $8,229                                        47,287     48,279
Deferred tax assets, net                                   10,827     10,944
Other non-current assets                                    3,876      3,439
                                                         --------   --------
      TOTAL ASSETS                                       $136,046   $135,399
                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                         $4,228     $4,963
  Accrued liabilities                                       6,940      7,556
  Deferred tax liabilities                                  5,705      5,705
  Current maturities of long-term debt                      1,000      1,000
  Other current liabilities                                 1,185        869
                                                         --------   --------
                                                           19,058     20,093
  Deferred revenue                                          7,611      6,759
                                                         --------   --------
      Total Current Liabilities                            26,669     26,852
Long-term debt                                              1,250      1,500
Other non-current liabilities                               1,155      1,194
                                                         --------   --------
      TOTAL LIABILITIES                                    29,074     29,546

Commitments and contingencies

Stockholders' Equity:
  Common stock                                                342        341
  Additional paid-in capital                               99,518     99,325
  Retained earnings                                        15,737     14,812
  Treasury stock                                           (8,625)    (8,625)
                                                         --------   --------
      TOTAL STOCKHOLDERS' EQUITY                          106,972    105,853
                                                         --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $136,046   $135,399
                                                         ========   ========

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income                                         $925           $1,589
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                   4,995            4,694
  Other non-cash items, net                         587            2,022
Changes in operating assets and liabilities,
  net                                            (2,221)          (2,938)
                                                -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         4,286            5,367
                                                -------          -------

CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,948)          (3,285)
  Capitalized software development costs           (452)            (467)
  Investment in joint ventures                     (250)            (668)
  Cash paid for acquisitions                         (3)          (4,310)
                                                -------          -------
NET CASH USED IN INVESTING ACTIVITIES            (2,653)          (8,730)
                                                -------          -------

CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES:
  Exercise of common stock options and warrants     329              245
  Payments of long-term debt                       (273)            (287)
  Purchase of treasury stock                       (233)               -
  Other, net                                          -               (2)
                                                -------          -------

NET CASH USED IN FINANCING ACTIVITIES              (177)             (44)
                                                -------          -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                1,456           (3,407)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      10,524           19,667
                                                -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $11,980          $16,260
                                                =======          =======

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended September 30, 1997 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1997.

2.  SUBSEQUENT EVENTS

On October 30, 1997, the Company announced the formation of Marketwatch.com, LLC, a 50-50 joint venture with CBS, Inc. The new venture was formed to expand the Company's internet business information site for individual investors, business professionals and the general public. The Company will contribute $2 million in cash over two years and certain of its internet-related assets to the joint venture. CBS will contribute national television and other advertising with a rate card value of at least $50 million over a five-year period and has licensed the trade name "CBS" to the joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's continuing operations include DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"), which provide real-time stock market quotes, fixed income prices, agribusiness information, equity and fixed income analytics, financial market information and news, access to historical data bases, and other information to individual investors, traders and portfolio managers on a subscription basis. They also provide sports data and information to sports enthusiasts, and international news and government information to media, government agencies and corporations. The Lawyers Communications Network ("LCN"), is a limited liability company with the American Bar Association which provides continuing legal education and other information via satellite to legal professionals. The Company distributes its services via communication devices that rely on FM subcarriers, satellite transmission, cable television systems, telephone lines, the Internet and other means of transmission.

Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants.


          RESULTS OF CONTINUING OPERATIONS
                                            SELECTED FINANCIAL DATA ($ Millions)
                                     For the Three Months Ended September 30,

                                            1997                  1996
                                            ----                  ----
Revenues
      DBC West/BMI                         $17.8                 $17.7
      CMS                                    4.9                   4.6
      Other*                                 0.4                   0.2
                                           -----                 -----
   Total                                    23.1                  22.5

Cost of services and sales                   9.7                   7.6
Selling, general and administrative
      Sales and marketing                    4.6                   5.3
      G&A                                    3.6                   3.3

Depreciation and amortization
      Equipment and leasehold improvements   2.2                   2.0
      Goodwill                               0.9                   0.8
      Software development and other         0.6                   0.5
                                           -----                 -----

Income from operations                      $1.5                  $3.0
                                           =====                 =====

Income (loss) from operations by unit
      DBC West/BMI                          $3.9                  $3.9
      CMS                                    1.3                   1.4
      Other initiatives*                    (2.8)                 (1.5)
      Corporate and unallocated             (0.9)                 (0.8)
                                           -----                 -----
                                            $1.5                  $3.0
                                           =====                 =====

*New product and infrastructure development initiatives, including AgCast, BondVu, DBC Online and the Lawyers Communications Network.

Revenues from continuing operations grew by three percent overall. DBC West/BMI revenue growth slowed due to increased competition from new internet offerings, while CMS' revenues increased from $4.6 million to $4.9 million due to expansion of its BondEdge service.

Income from operations decreased by $1.5 million over last year's first quarter. This decrease was primarily due to development activities for AgCast, an online agricultural information service, BondVu, a Windows-based fixed-income data service from CMS, the Lawyers Communications Network, a joint venture in conjunction with the American Bar Association, and DBC
Online services. In total the Company incurred net expenses of $1.5 million for these activities and other infrastructure initiatives in last year's first quarter compared with net expenses of $2.8 million during the current period.

CMS' operating income was negatively affected by increased levels of compensation as well as higher occupancy costs stemming from space expansion and a lease renewal. DBC West/BMI's operating income was flat as a result of the previously mentioned competition.

Net income for the first quarter of fiscal 1998 totaled $0.9 million, equal to $0.03 per primary and fully diluted share, including $0.05 per share in net expenses for new product initiatives. Last year's first quarter net income was $1.6 million, or $0.05 per share, including a $0.03 charge associated with the aforementioned development and infrastructure initiatives. Weighted average shares outstanding remained flat as the shares issued for the fiscal 1997 acquisition of Federal News Service were offset by the purchase of treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.3 million and $5.4 million for the three months ended September 30, 1997 and 1996, respectively. This decrease was principally due to improved operating earnings, adjusted for non-cash items including depreciation and amortization. The Company invested $2.4 million of cash in the first quarter of fiscal 1998 for property and equipment and capitalized software development compared to $3.8 million in the comparable fiscal 1997 period. The Company paid $4.3 million for acquisitions during the first quarter of fiscal 1997, including the cash payment for the acquisition of Instant Odds Network, and contingent earnout payments for the CMS acquisition.

The Company currently expects cash generated from operations to increase further during fiscal 1998, should current market conditions remain stable. Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At September 30, 1997, the Company was in compliance with these covenants.

The Company expects to receive substantial after-tax proceeds from the sale of discontinued operations during fiscal 1998. Management expects to use these proceeds for the acquisition of companies that would enhance the Company's data content or to repurchase additional treasury shares, pending market conditions and authorization from the Board of Directors for these transactions. There are no specific acquisitions that are planned, nor can there be any assurance that any acquisitions can be consummated.

BUSINESS DEVELOPMENT AND OUTLOOK

In October 1997, the Company announced the formation of a 50-50 joint venture with CBS, Inc. to expand the Company's internet business information site for individual investors, business professionals and the general public.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Cardelle & DeZego v. Data Broadcasting Corporation, No. 398321. On October 17, 1996, plaintiffs filed a complaint in San Mateo County Superior Court on behalf of a nationwide class of subscribers of the Registrant, alleging that the Registrant, in certain instances, failed to provide "real-time" quotes of market data, as opposed to delayed quotes. The complaint further alleged that the Registrant's advertising constituted a deceptive act or practice. Although the Registrant denied all such allegations, the parties reached a Stipulation of Settlement setting forth the terms of a proposed settlement. A final judicial hearing took place on October 31, 1997, at which time the settlement received final approval.

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

Item 6.  Exhibits and Reports on Form 8-K

   a.  The following exhibits are filed as part of this report:

       Exhibit
       Number       Description of Exhibit

       11           Statement re Computation of Earnings per Share
       27           Financial Data Schedule

   b.  Reports on Form 8-K

       On July 11, 1997, the Registrant filed a Current Report on Form 8-K, dated July 11, 1997, which reported under Items 5 and 7, the proposed settlement of certain class action litigation, more fully described in
       Item 1 above.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         DATA BROADCASTING CORPORATION
                                 (Registrant)





Dated: November 13, 1997                By: /s/ Allan R. Tessler
                                            Allan R. Tessler
                                            Co-Chief Executive Officer






Dated: November 13, 1997                By: /s/ Alan J. Hirschfield
                                            Alan J. Hirschfield
                                            Co-Chief Executive Officer






Dated: November 13, 1997                By: /s/ Mark F. Imperiale
                                            Mark F. Imperiale
                                            President, Chief Operating Officer
                                            and Chief Financial Officer

                                 EXHIBIT INDEX






                                                               Sequentially
                                                               Numbered
Exhibit No.    Description                                     Page


11             Statement re Computation of Earnings per Share        12

                                  EXHIBIT 11

             STATEMENT  RE  COMPUTATION  OF  EARNINGS  PER  SHARE

                                                         Three Months Ended
                                                            September 30,
                                                          -----------------
                                                           1997       1996
                                                           ----       ----
(In thousands, except per share amounts)

Primary Earnings per Common share

Net income                                                 $925     $1,589
                                                         ======     ======


Common shares outstanding at beginning of period         32,709     31,338
  Shares issuable from assumed exercise of stock
    options and warrants                                    528      1,482
  Shares issued for acquisitions                              -        351
  Shares issued from conversion of stock options
    and warrants                                             12         90
  Purchase of treasury shares                               (21)         -
                                                         -------    ------
Weighted average number of common shares outstanding     33,228     33,261
                                                         ======     ======
Primary earnings per share                                $0.03      $0.05
                                                         ======     ======

Fully Diluted Earnings per Common Share
Net income                                                 $925     $1,589
                                                         ======     ======

Common shares outstanding at beginning of period         32,709     31,338
  Shares issuable from assumed exercise of stock
    options and warrants                                    861      1,685
  Shares issued for acquisitions                              -        351
  Shares issued from conversion of stock
    options and warrants                                     64         89
  Purchase of treasury shares                               (21)         -
                                                         -------    ------
Weighted average number of common shares outstanding     33,613     33,463
                                                         ======     ======
Fully diluted earnings per share                          $0.03      $0.05
                                                         ======     ======