Form 10-Q
period 1997-12-31
DATA BROADCASTING CORPORATION
filed 1998-02-17
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
      For the quarterly period ended December 31, 1997.

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

                        Yes   X                 No
                            -----                  -----


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes   X                 No
                            -----                  -----


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 9, 1998 was 33,979,348.

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (In thousands, except per share data)



                                    Three Months Ended        Six Months Ended
                                       December 31,             December 31,
                                       ------------             ------------
                                     1997         1996        1997       1996
                                     ----         ----        ----       ----

REVENUES                          $22,901      $23,096     $46,044     45,609

COSTS AND EXPENSES

      Cost of services and sales    8,887        8,077      17,861     15,729
      Selling, general and
           administrative           8,263        8,464      15,889     17,017
      Depreciation and
           amortization             3,873        3,574       7,596      6,848
                                   ------       ------      ------     ------
      Total costs and expenses     21,023       20,115      41,346     39,594
                                   ------       ------      ------     ------

INCOME FROM OPERATIONS              1,878        2,981       4,698      6,015
      Adjustment of gains on
           sales of assets              -          952           -        952
      Income (loss) from joint
           ventures                     5         (606)          5       (828)
      Other income, net                86           33         208         31
                                   ------       ------      ------     ------
INCOME BEFORE INCOME TAXES          1,969        3,360       4,911      6,170
Provision for income taxes           (960)      (1,501)     (2,210)    (2,645)
                                   ------       ------      ------     ------
INCOME FROM CONTINUING OPERATIONS   1,009        1,859       2,701      3,525
Loss from discontinued operations,
     including taxes               (6,989)        (259)     (7,756)      (336)
                                   ------       ------      ------      -----
NET INCOME (LOSS)                 $(5,980)      $1,600     $(5,055)    $3,189
                                   ======        =====      ======      =====

NET INCOME (LOSS) PER SHARE:
      Basic
         Income from continuing
           operations               $0.03        $0.06       $0.06      $0.11
         Loss from discontinued
           operations               (0.21)       (0.01)      (0.23)     (0.01)
                                    -----         ----        ----       ----
         Net income (loss)         $(0.18)       $0.05      $(0.15)     $0.10
                                    =====         ====       =====       ====
      Diluted
         Income from continuing
           operations               $0.03        $0.06       $0.08      $0.10
         Loss from discontinued
           operations               (0.21)       (0.01)      (0.23)     (0.01)
                                    -----        -----       -----      -----
         Net income (loss)         $(0.18)       $0.05      $(0.15)     $0.09
                                    =====         ====       =====       ====
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:

      Basic                        32,804       32,813      32,752     32,296
      Diluted                      33,522       34,087      33,396     33,674


         See accompanying notes to consolidated financial statements.

                     DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                  (In thousands)


                                            December 31,            June 30,
                                                1997                  1997
                                              --------              --------
ASSETS
------
Current Assets:
     Cash and cash equivalents                $13,995               $10,524
     Accounts receivable, net                  11,356                 9,366
     Net assets of discontinued operations     21,275                28,576
     Prepaid expenses and other current assets  1,865                 1,016
                                               ------                ------
     Total Current Assets                      48,491                49,482
Property and equipment, less accumulated
  depreciation of $33,224 and $29,599          16,478                18,337
Software development costs, net of accumulated
  amortization of $5,588 and $4,467             4,806                 4,918
Goodwill, net of accumulated amortization of
  $10,079 and $8,229                           46,880                48,279
Deferred tax assets, net                        9,869                10,944
Other non-current assets                        4,789                 3,439
                                              -------               -------
     TOTAL ASSETS                            $131,313              $135,399
                                              =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                          $5,513                $4,963
     Accrued liabilities                        9,909                 7,556
     Deferred tax liabilities                   2,106                 5,705
     Current maturities of long-term debt       1,000                 1,000
     Other current liabilities                    625                   869
                                               ------                ------
                                               19,153                20,093
     Deferred revenue                           8,379                 6,759
                                              -------               -------
     Total Current Liabilities                 27,532                26,852
Long-term debt                                  1,000                 1,500
Other non-current liabilities                   1,075                 1,194
                                              -------               -------
     TOTAL LIABILITIES                         29,607                29,546

Commitments and contingencies

Stockholders' Equity:
     Common stock                                 343                   341
     Additional paid-in capital               100,231                99,325
     Retained earnings                          9,757                14,812
     Treasury stock                            (8,625)               (8,625)
                                              -------               -------
     TOTAL STOCKHOLDERS' EQUITY               101,706               105,853
                                              -------               -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                $131,313              $135,399
                                              =======               =======


         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                (In thousands)



                                                    Six Months Ended
                                                      December 31,
                                                      ------------
                                                  1997             1996
                                                 ------           ------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income (loss)                               $(5,055)          $3,189
Adjustments to reconcile net
  income (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                10,050            9,675
    Write-down of net assets of
      discontinued operations, including taxes    6,358                -
    Other non-cash items, net                     2,041            3,877
Changes in operating assets and liabilities, net (4,022)          (6,811)
                                                 ------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES         9,372            9,930
                                                 ------           ------


CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Purchase of property and equipment             (4,173)          (6,155)
  Capitalized software development costs         (1,009)          (1,136)
  Investment in joint ventures                     (553)          (1,068)
  Cash paid for acquisitions                         (1)          (3,388)
                                                 ------           ------
NET CASH USED IN INVESTING ACTIVITIES            (5,736)         (11,747)
                                                 ------           ------


CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Exercise of common stock options and warrants     612            1,959
  Payments of long-term debt                       (544)            (559)
  Purchase of treasury stock                       (233)          (1,697)
  Other, net                                          -               (4)
                                                 ------           ------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                             (165)            (301)
                                                 ------           ------
NET DECREASE IN CASH AND CASH EQUIVALENTS         3,471           (2,118)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      10,524           19,667
                                                 ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $13,995          $17,549
                                                 ======           ======


         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
    -----------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months and six months ended December 31, 1997 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1997.


2.  EARNINGS PER SHARE
    ------------------

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share presented for prior periods have been restated to conform to the new presentation. Below is a reconciliation of shares outstanding (in thousands) between the basic and diluted calculations for each period.

                               Three Months Ended           Six Months Ended
                                  December 31,                December 31,
                               1997         1996           1997         1996
                               ----         ----           ----         ----

Basic shares                  32,804       32,813         32,752       32,296

Stock options and warrants       718        1,274            644        1,378
                              ------       ------         ------       ------

Diluted shares                33,522       34,087         33,396       33,674
                              ======       ======         ======       ======


3.  JOINT VENTURE
    -------------

On October 30, 1997, the Company announced the formation of Marketwatch.com, LLC, a 50-50 joint venture with CBS, Inc. The new venture was formed to expand the Company's Internet business information site for individual investors, business professionals and the general public. The company will contribute $2 million in cash over two years and certain of its Internet-related assets to the joint venture. CBS will contribute national television and other advertising with a rate card value of at least $50 million over a five-year period and has licensed the trade name "CBS" to the joint venture. DBC is accounting for the venture under the equity method. Capital contributions and other advances are included in Other non-current assets.


4.  DISCONTINUED OPERATIONS
    -----------------------

On February 14, 1998, the Company signed a definitive agreement to sell substantially all of the assets of CheckRite International, Inc. ("CRI") to a subsidiary of National Data Corporation for $15,500,000 in cash, subject to expiration of the waiting period under the Hart Scott Rodino Act and other customary closing conditions. The sale is expected to close within 30 days.

Although the Company is in discussion with several potential buyers of Instore Satellite Network ("ISN"), there is no assurance that a transaction will be completed. Accordingly, the Company recorded an additional loss on disposal of $5,202,000, including a net tax benefit of $3,006,000. This additional loss is primarily a non-cash writedown of goodwill to adjust the carrying value of ISN to the net present value of the expected cash flow from its current customer contracts, net of related service costs.

In February 1998, the Company adopted a plan to curtail the Lawyers Communications Network due to the disappointing pace of subscriber additions to date. Accordingly, this business has been accounted for as discontinued operations in the accompanying financial statements. The estimated loss on disposal, including remaining contractual obligations and other exit costs, is $907,000, net of a tax benefit of $593,000. Net loss from the discontinued LCN operations was $880,000 and $1,647,000, respectively, for the three and six months ended December 31, 1997.

Total revenues for the discontinued operations were $8,763,000 and $16,502,000, respectively, for the three and six months ended December 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and CheckRite International, Inc. ("CRI") which provides check recovery and check verification data and services to retail merchants. Also discontinued is the Lawyers Communications Network ("LCN"), a limited liability company with the American Bar Association which provides continuing legal education and other information via satellite to legal professionals.
          RESULTS OF OPERATIONS
     ---------------------
                                     SELECTED FINANCIAL DATA ($ Thousands)
                                       For the Periods Ended December 31,

                                      Three Months            Six Months
                                    1997        1996        1997       1996
                                    ----        ----        ----       ----
Revenues
     DBC West/BMI                 $17,329     $18,273     $35,176     $35,995
     CMS                            4,912       4,579       9,812       9,183
     Other*                           660         244       1,056         431
                                   ------      ------      ------      ------
   Total                           22,901      23,096      46,044      45,609

Cost of services and sales          8,887       8,077      17,861      15,729
Selling, general and administrative
     Sales and marketing            4,682       4,210       9,060       9,479
     G&A                            3,581       4,254       6,829       7,538

Depreciation and amortization
     Equipment and leasehold
       improvements                 2,370       2,150       4,595       4,166
     Goodwill                         926         927       1,850       1,710
     Software development and
       other                          577         497       1,151         972
                                   ------      ------      ------      ------

Income from operations            $ 1,878      $2,981      $4,698      $6,015
                                   ======      ======      ======      ======

Income (loss) from operations by unit
     DBC West/BMI                  $3,306      $4,087      $7,153      $8,014
     CMS                            1,425       1,382       2,718       2,805
     Other initiatives*            (1,794)     (1,641)     (3,245)     (3,165)
     Corporate and unallocated     (1,059)       (847)     (1,928)     (1,639)
                                   ------      ------      ------      ------
                                  $ 1,878      $2,981      $4,698      $6,015
                                   ======      ======      ======      ======

*New product and infrastructure development initiatives, including AgCast, BondVu, DBC Online and INSITE.

Three Months

Revenues from continuing operations decreased by $0.2 million (1 percent) overall. DBC West/BMI revenue declined due to the impact of Internet-delivered financial information on the Company's cable, satellite and FM-delivered services, while CMS revenue growth slowed due to consolidation in the banking, insurance and investment management industries.

Operating income decreased by $1.1 million over last year's second quarter, due in part to the revenue decline, coupled with increases in compensation costs for technical personnel, occupancy costs and additional communications lines and equipment for Internet delivery and redundancy. Operating losses for new initiatives in the current quarter were also slightly higher, at $1.8 million versus $1.6 million in last year's comparative quarter.

The Company has signed a definitive agreement to sell substantially all of the assets of CRI to a subsidiary of National Data Corporation for $15.5 million in cash. The Company is in discussion with several potential buyers of ISN, but there is no assurance that a sale will be consummated. Accordingly, the Company wrote down ISN's goodwill during the quarter. In total, the current quarter includes charges of $7.0 million for discontinued operations, including $1.8 million related to LCN and $5.2 million of additional charges related to the sales of ISN and CRI.

Last year's second quarter included the following non-recurring items: (i) a pre-tax charge of $0.6 million for the write-off of the Company's joint venture in Hong Kong, (ii) a pre-tax benefit of $1.0 million from the fiscal 1995 sale of substantially all of the assets of Shark Information Services Corp. ("Shark") and proceeds received in fiscal 1996 from the Consumer News and Business Channel ("CNBC"). The Hong Kong write-off occurred as management concluded that the operation's core product should be discontinued due to the lack of acceptance in the market. The benefits resulted from the resolution of certain contingencies and the revision of certain estimates associated with the Shark and CNBC transactions.

The effective tax rate for the three months ended December 31, 1997 was 49 percent, which was the same as in the fiscal 1997 second quarter.

Income from continuing operations for the second quarter of fiscal 1998 totaled $1.0 million, equal to $0.03 per basic and diluted share. Last year's second quarter income from continuing operations was $1.9 million or $0.06 per basic and diluted share. Net loss included losses from discontinued operations of $0.21 and $0.01 per share for the current and prior year quarters, respectively.


Six Months

Revenues from continuing operations increased by $0.4 million (1 percent) in the comparative six-month period. CMS revenues increased from $9.2 million to $9.8 million and revenue from new products increased from $0.4 million to $1.1 million, offsetting the decrease in DBC West/BMI revenues.

Operating income for the six-month period ended December 31, 1996 was $6.0 million, compared with $4.7 million for the same period in 1997. The decrease in operating income was due to the factors described above. Loss from discontinued operations in the current six-month period of $7.8 million includes charges of $5.2 million for ISN and CRI and $2.6 million for LCN.

Income from continuing operations for the six months ending December 31, 1997 was $2.7 million, equal to $0.08 per basic and diluted share. Income from continuing operations for the same period in the prior year was $6.2 million, or $0.11 per basic share and $0.10 per diluted share. Net loss included losses from discontinued operations of $0.23 and $0.01 per share for the current and prior year periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $9.4 million and $9.9 million for the six months ended December 31, 1997 and 1996, respectively. This decrease was principally due to lower operating earnings, adjusted for non-cash items including depreciation and amortization. The Company invested $5.2 million of cash in the first two quarters of fiscal 1998 for property and equipment and capitalized software development compared to $7.3 million in the comparable fiscal 1997 period. The Company paid $3.4 million for acquisitions during the first half of fiscal 1997, including the cash payment for the acquisition of Instant Odds Network, and contingent earnout payments for the CMS acquisition.

Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations and the anticipated capital expenditures of the Company. In addition, the Company expects to receive $15.5 million in cash within the next 30 days from the sale of CRI.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At December 31, 1997, the Company was in compliance with these covenants.

BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

In October 1997, the Company announced the formation of a 50-50 joint venture with CBS News to expand the Company's Internet business information site for individual investors, business professionals and the general public.

The Company has released a beta version of INSITE, a comprehensive Internet-based financial information service targeted to institutional investors who traditionally have been precluded from accessing high-quality information due to a lack of affordably-priced services.

Demand for financial market information is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

FORWARD-LOOKING STATEMENTS
--------------------------

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

The Company is a party to various legal proceedings incidental to its business operation, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

Item 4.  Submission to a Vote of Security Holders
         ----------------------------------------

    a. The Registrant's Annual Meeting of Stockholders was held on December 9, 1997. The only business conducted was the election of directors and the proposal to ratify the Registrant's selection of Price Waterhouse LLP as auditors for the fiscal year ending June 30, 1998.

    b. At the meeting, the following persons were elected directors of the Registrant. Each director holds office until his successor is elected and qualified, or until such director's earlier death, resignation or removal.


Name                                                         Number of Shares
----                                                          of Common Stock
                                                              ---------------

Charles M. Diker              For                                  28,427,439
                              Withhold Authority                      161,528

Dwight H. Egan                For                                  28,428,833
                              Withhold Authority                      162,922

Donald P. Greenberg           For                                  28,428,833
                              Withhold Authority                      161,699

Alan J. Hirschfield           For                                  28,417,742
                              Withhold Authority                      173,052

James A. Kaplan               For                                  28,428,833
                              Withhold Authority                      161,528

David R. Markin               For                                  28,428,662
                              Withhold Authority                      161,528

Herbert S. Schlosser          For                                  28,428,833
                              Withhold Authority                      161,528

Carl Spielvogel               For                                  28,424,758
                              Withhold Authority                      165,603

Allan R. Tessler              For                                  28,428,148
                              Withhold Authority                      162,213


Regarding the ratification of Price Waterhouse LLP as the Company's auditor, there were 28,326,736 votes For, 97,609 votes Against and 166,016 shares Abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a.   The following exhibits are filed as part of this report:

        Exhibit
        Number        Description of Exhibit
        ------        ----------------------

        27            Financial Data Schedule

   b.   Reports on Form 8-K

During the quarter ended December 31, 1997, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                                 (Registrant)





Dated:   February 17, 1998               By: /s/  Allan R. Tessler
      ------------------------              ---------------------------------
                                            Allan R. Tessler
                                            Co-Chief Executive Officer






Dated:   February 17, 1998               By: /s/  Alan J. Hirschfield
      ------------------------              ---------------------------------
                                            Alan J. Hirschfield
                                            Co-Chief Executive Officer






Dated:   February 17, 1998               By: /s/  Mark F. Imperiale
      ------------------------              ---------------------------------
                                            Mark F. Imperiale
                                            President, Chief Operating Officer
                                            and Chief Financial Officer