Form 10-Q
period 1998-03-31
DATA BROADCASTING CORPORATION
filed 1998-05-15
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998.

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

                        Yes   X                 No
                            -----                  ----


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes   X                 No
                            -----                  ----


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 8, 1998 was 32,784,929.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
            -------------------


                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                     (In thousands, except per share data)



                                 Three Months Ended      Nine Months Ended
                                     March  31,              March 31,
                                 -----------------       -----------------

                                 1998        1997        1998        1997
                                ------      ------      ------      ------

REVENUES                       $22,245     $23,579     $68,289     $69,188

COSTS AND EXPENSES
   Cost of services              8,599       8,403      26,460      24,132
   Selling, general
     and administrative          8,307       9,432      24,196      26,449
   Depreciation and
     amortization                4,146       3,624      11,742      10,472
                              --------    --------    --------    --------
   Total costs and expenses     21,052      21,459      62,398      61,053
                              --------    --------    --------    --------

INCOME FROM OPERATIONS           1,193       2,120       5,891       8,135
   Adjustment of gains on
     sales of assets                 -           -           -         952
   Other income, net                58          45         271        (752)
                              --------    --------    --------    --------

INCOME BEFORE INCOME TAXES       1,251       2,165       6,162       8,335
Provision for income taxes         563         826       2,773       3,471
                              --------    --------    --------    --------

INCOME FROM CONTINUING
  OPERATIONS                       688       1,339       3,389       4,864

DISCONTINUED OPERATIONS
   Loss from discontinued
     operations, net of tax          -        (768)     (1,647)     (1,104)
   Loss on disposal of
     discontinued operations,
     net of tax                      -     (21,264)     (6,109)    (21,264)
                              --------    --------    --------    --------
   Total discontinued
     operations                      -     (22,032)     (7,756)    (22,368)
                              --------    --------    --------    --------
NET INCOME (LOSS)                 $688    ($20,693)    ($4,367)   ($17,504)
                              ========    ========    ========    ========
NET INCOME (LOSS) PER SHARE
Basic:
   Income from continuing
     operations                  $0.02       $0.04       $0.10       $0.15
   Loss from discontinued
     operations                      -       (0.67)      (0.23)      (0.69)
                              --------    --------    --------    --------
   Net income (loss)             $0.02      ($0.63)     ($0.13)     ($0.54)
                              ========    ========    ========    ========

Diluted:
   Income from continuing
     operations                  $0.02       $0.04       $0.10       $0.14
   Loss from discontinued
            operations               -       (0.65)      (0.23)      (0.66)
                              --------    --------    --------    --------
   Net income (loss)             $0.02      ($0.61)     ($0.13)     ($0.52)
                              ========    ========    ========    ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
  Basic                         32,856      32,946      32,787      32,513
  Diluted                       33,233      33,958      33,342      33,769

          See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                              (In thousands)
                                                     March 31,      June 30,
                                                       1998           1997
                                                     --------       -------
ASSETS
Current Assets:
   Cash and cash equivalents                         $15,655       $ 10,524
   Accounts receivable, net                           11,345          9,366
   Net assets of discontinued operations              16,988         27,360
   Prepaid expenses and other current assets           1,503          1,016
                                                     -------        -------
     Total Current Assets                             45,491         48,266
Property and equipment, less accumulated
     depreciation of $35,692 and $29,599              15,747         18,337
Software development costs, net of accumulated
     amortization of $5,571 and $4,467                 4,775          4,918
Goodwill, net of accumulated amortization
     of $11,010 and $8,229                            47,327         48,279
Deferred tax assets, net                               9,869         10,944
Other non-current assets                               4,734          3,439
                                                     -------        -------
     TOTAL ASSETS                                   $127,943       $134,183
                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                   $4,692         $4,963
   Accrued liabilities                                 5,914          6,340
   Deferred tax liabilities                            2,106          5,705
   Current maturities of long-term debt                1,000          1,000
   Other current liabilities                             779            869
                                                     -------        -------
                                                      14,491         18,877
   Deferred revenue                                    8,442          6,759
                                                     -------        -------
     Total Current Liabilities                        22,933         25,636
Long-term debt                                           750          1,500
Other non-current liabilities                            980          1,194
                                                     -------        -------
     TOTAL LIABILITIES                                24,663         28,330

Commitments and contingencies

Stockholders' Equity:
     Common stock: shares outstanding -
       32,999,175 and 32,709,162                         345            341
     Additional paid-in capital                      101,600         99,325
     Retained earnings                                10,445         14,812
     Treasury stock                                   (9,110)        (8,625)
                                                     -------        -------
        TOTAL STOCKHOLDERS' EQUITY                   103,280        105,853
                                                     -------        -------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                    $127,943       $134,183
                                                     =======        =======

          See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                           Nine Months Ended
                                                               March 31,
                                                          ------------------
                                                         1998           1997
                                                       --------       --------


CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                               ($4,367)      ($17,504)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                      15,293         14,626
     Write-down of net assets of discontinued
       operations, including taxes                       6,109         21,264
     Deferred income taxes                               1,075          2,547
     Other non-cash items, net                           1,766          2,500
Changes in operating assets and liabilities, net        (4,409)        (9,043)
                                                        ------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES               15,467         14,390
                                                        ------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Purchase of property and equipment                    (6,333)        (8,321)
  Investment in joint ventures                          (1,625)        (1,568)
  Capitalized software development costs                (1,565)        (1,585)
  Cash paid for acquisitions                                (4)        (3,448)
  Other, net                                                98             22
                                                        ------        -------
NET CASH USED IN INVESTING ACTIVITIES                   (9,429)       (14,900)
                                                        ------        -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of long-term debt                              (800)          (834)
  Purchase of treasury stock                              (719)        (5,434)
  Exercise of common stock options and warrants            612          2,608
  Other, net                                                 -            (26)
                                                        ------        -------
NET CASH USED IN FINANCING ACTIVITIES                     (907)        (3,686)
                                                        ------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,131         (4,196)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        10,524         19,667
                                                       -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $15,655        $15,471
                                                        ======        =======

          See accompanying notes to consolidated financial statements.

            DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
    -----------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and nine months ended March 31, 1998 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1997.


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


                                 Three Months Ended         Nine Months Ended
                                      March 31,                  March 31,
                                1998          1997          1998         1997
                                ----          ----          ----         ----

Basic shares                   32,856        32,946        32,787       32,513

Stock options and warrants        377         1,012           555        1,256
                               ------        ------        ------       ------

Diluted shares                 33,233        33,958        33,342       33,769
                               ======        ======        ======       ======


3.  JOINT VENTURE
    -------------

On October 29, 1997, the Company formed Marketwatch.Com LLC ("Marketwatch"), a 50-50 joint venture with CBS, Inc. The new venture was created to expand the Company's Internet business information site for individual investors, business professionals and the general public. The Company will contribute $2 million in cash over two years, of which $1 million was provided in the third quarter of fiscal 1998, and certain of its Internet-related assets to the joint venture. CBS will contribute national television and other advertising with a rate card value of at least $50 million over a five-year period. DBC
is accounting for the venture under the equity method.   The Company's
investment in the joint venture is included in Other non-current assets.

There are several other agreements between the Company, Marketwatch and CBS, Inc., including an agreement for CBS, Inc. to license its name and logo to Marketwatch.

4.  DISCONTINUED OPERATIONS
    -----------------------

On February 14, 1998, the Company signed a definitive agreement to sell substantially all of the assets of CheckRite International, Inc. ("CRI") to a subsidiary of National Data Corporation for $15,500,000 in cash. The transaction was consummated on May 1, 1998.

Although the Company is in discussion with several potential buyers of Instore Satellite Network ("ISN"), there is no assurance that a transaction will be completed. Accordingly, in the second quarter of fiscal 1998 the Company recorded an additional loss on disposal of $5,202,000, including a net tax benefit of $3,006,000. This additional loss is primarily a non-cash writedown of goodwill to adjust the carrying value of ISN to the net present value of the expected cash flow from its current customer contracts, net of related service costs.

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

Total revenues for the discontinued operations were $8,007,000 and $24,509,000, respectively, for the three and nine months ended March 31, 1998.

Net assets of the discontinued operations consisted of the following as of March 31, 1998 (in thousands):

                      Goodwill                      $15,409
                      Property and equipment          4,395
                      Accounts receivable             2,287
                      Accrued liabilities            (6,366)
                      Other net assets                1,263
                                                    -------
                                                    $16,988
                                                    =======

5.  ACQUISITIONS
    ------------

In March 1998, the Company made a contingent earnout payment of $1,504,000, related to the October 1996 acquisition of Federal News Service Group, Inc. ("FNS"), comprising $133,000 in cash and 280,291 shares of DBC common stock, valued at $1,371,000.

In conjunction with this acquisition, the Company agreed to loan up to $1,845,000 to an executive of FNS ("Executive"). The loan initially bore interest at nine percent and was collateralized by certain of Executive's stock holdings, which included no less than 300,000 shares of DBC common stock. The loan was to be payable from the contingent earnout payment described above.

In February 1998, the loan agreement was amended to reflect total borrowings, including accrued interest, of approximately $2,489,000, a reduction in the prospective annual interest rate to six percent, a monthly repayment of $50,000 for 57 months and an increase in the number of shares of DBC common stock held as collateral to approximately 534,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Company's continuing operations include DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"), which provide real-time stock market quotes, fixed income prices, agribusiness information, equity and fixed income analytics, financial market information and news, access to historical databases, and other information to individual investors, traders and portfolio managers on a subscription basis. They also provide sports data and information to sports enthusiasts, and international news and government information to media, government agencies, and corporations. The Company distributes its services via communication devices that rely on the Internet, FM subcarriers, satellite transmission, cable television systems, telephone lines and other means of transmission.

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

          RESULTS OF CONTINUING OPERATIONS
          --------------------------------

                                       SELECTED FINANCIAL DATA ($ Thousands)
                                          For the Periods Ended March 31,
                                       Three Months           Nine Months
                                     1998         1997      1998        1997
                                     ----         ----      ----        ----
  Revenues
     DBC West/BMI                  $16,526      $18,543   $51,702     $54,538
     CMS                             5,028        4,796    14,840      13,979
     Other*                            691          240     1,747         671
                                    ------       ------    ------      ------
     Total                          22,245       23,579    68,289      69,188

  Cost of services and sales         8,599        8,403    26,460      24,132
  Selling, general and
   administrative
     Sales and marketing             4,485        5,187    13,545      14,666
     G&A                             3,822        4,245    10,651      11,783

  Depreciation and amortization
     Equipment and leasehold
      improvements                   2,607        2,141     7,202       6,307
     Goodwill                          931          943     2,781       2,653
     Software development
      and other                        608          540     1,759       1,512
                                    ------       ------    ------      ------
  Income from operations           $ 1,193      $ 2,120   $ 5,891     $ 8,135
                                    ======       ======    ======      ======

  Income (loss) from operations
   by unit
     DBC West/BMI                   $2,263      $ 4,115   $ 9,416     $12,129
     CMS                             1,670        1,299     4,388       4,104
     Other initiatives*             (1,809)      (2,401)   (5,054)     (5,566)
     Corporate and unallocated        (931)        (893 )  (2,859)     (2,532)
                                    ------       ------    ------      ------
                                   $ 1,193      $ 2,120   $ 5,891     $ 8,135
                                    ======       ======    ======      ======

  *New product and infrastructure development initiatives, including AgCast and INSITE.

Three Months

Revenues from continuing operations decreased by $1.3 million (six percent) overall. The decrease in revenue reflects declines in net subscribers of FM and cable-delivered services and the impact of transitioning the Company's core business to predominantly Internet-delivered products.

Operating income decreased by $0.9 million over last year's third quarter, due in part to the revenue decline, coupled with increases in compensation costs for technical personnel, occupancy costs, additional Internet communications lines and depreciation of equipment for Internet delivery and redundancy. Operating losses for new initiatives in the current quarter were slightly lower, at $1.8 million versus $2.4 million in last year's comparative quarter, largely due to revenue increases for the new services.

The effective tax rate for the three months ended March 31, 1998 was 45 percent, compared with 37 percent in the third quarter of fiscal 1997. The increase is mainly due to the impact of non-deductible goodwill amortization and on lower levels of income.

Income from continuing operations for the third quarter of fiscal 1998 totaled $0.7 million, equal to $0.02 per basic and diluted share. Last year's third quarter income from continuing operations was $1.3 million or $0.04 per basic and diluted share. Last year's net income included $22.0 million in losses from the discontinued operations, or $0.67 and $0.65 per basic and diluted share, respectively.


Nine Months

Revenues from continuing operations decreased by $0.9 million (one percent) in the comparative nine-month period. CMS revenues increased from $14.0 million to $14.8 million and revenue from new initiatives increased from $0.7 million to $1.7 million. These increases were offset by the decrease in DBC West/BMI revenues as described above.

Operating income for the nine-month period ended March 31, 1998 was $5.9 million, compared with $8.1 million for the same period in 1997. The decrease in operating income was due to the factors described above. Loss from discontinued operations in the current nine-month period of $7.8 million includes charges of $5.2 million for ISN and $2.6 million for LCN.

The effective tax rate for the nine months ended March 31, 1998 was 45 percent, compared with 42 percent in fiscal 1997.

Income from continuing operations for the nine months ending March 31, 1998 was $3.4 million, equal to $0.10 per basic and diluted share. Income from continuing operations for the same period in the prior year was $4.9 million, or $0.15 per basic share and $0.14 per diluted share. Net loss for the current period included losses from discontinued operations of $0.23 per basic and diluted share. Net loss for the prior year period included losses from discontinued operations of $0.69 per basic share and $0.66 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $15.5 million and $14.4 million for the nine months ended March 31, 1998 and 1997, respectively. This increase was principally due to lower operating earnings, adjusted for higher depreciation and amortization and an increase in deferred revenue caused by higher customer prepayments for longer-term contracts. The Company paid $3.4 million for acquisitions during the first nine months of fiscal 1997, including the cash payment for the acquisition of Instant Odds Network, and contingent earnout payments for the CMS acquisition. The Company invested $7.9 million of cash in the first three quarters of fiscal 1998 in property and equipment and capitalized software development compared to $9.9 million in the comparable fiscal 1997 period. This decrease is attributable in part to the shift toward more Internet-based subscribers for which there are less equipment requirements.

In the third quarter of fiscal 1998, DBC made a $1 million capital contribution to its joint venture with CBS News, further described below. A second contribution of $1 million is expected to be made in the second quarter of fiscal 1999.

In the nine months ended March 31, 1997, the Company experienced significant levels of treasury share purchases and stock option exercises. During the current nine-month period, the level of these activities has dropped considerably.

Subsequent to the end of the quarter, the Company received $15.5 million in cash for the sale of CRI.

Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations and the anticipated capital expenditures of the Company.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At March 31, 1998 the Company was in compliance with these covenants.

BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

In October 1997, the Company formed a 50-50 joint venture with CBS News, Marketwatch.Com, LLC, to expand the Company's Internet business information site for individual investors, business professionals and the general public.

In March 1998, DBC formed an alliance with AT&T Wireless Services which allows DBC to deliver wireless real-time financial data to StockEdge Online and Signal Online customers via their laptops.

The Company has released INSITE 2.0, a comprehensive Internet-based financial information service targeted to institutional investors who traditionally have been precluded from accessing high-quality information due to a lack of affordably-priced services.

In April 1998, the Company released an enhanced version of Signal Online, including Nasdaq Level II market maker information.

DBC has also announced several alliances with online broker-dealers to enhance the subscriber's ability to take advantage of the actionable data they receive from the Company's services.

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

FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

         * The presence of competitors with greater financial resources and their strategic response to the Company's new services.

         * The acceptance of the Internet as a valid real-time distribution system by institutional customers.

         * The potential obsolescence of the Company's services due to the introduction of new technologies.

         * The response of customers to the Company's new products and services.

         *     Activity levels in the securities markets.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a.    The following exhibits are filed as part of this report:

      Exhibit
      Number             Description of Exhibit
      ------             ----------------------

      27            Financial Data Schedule

   b. Reports on Form 8-K

     During the quarter ended March 31, 1998, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                                 (Registrant)





Dated:  May 15, 1998                           By:   /s/ Allan R. Tessler
      -------------------                         ---------------------------
                                                  Allan R. Tessler
                                                  Co-Chief Executive Officer






Dated:  May 15, 1998                           By:   /s/ Alan J. Hirschfield
      -------------------                         ---------------------------
                                                  Alan J. Hirschfield
                                                  Co-Chief Executive Officer






Dated:  May 15, 1998                           By:   /s/ Mark F. Imperiale
      -------------------                         ---------------------------
                                                  Mark F. Imperiale
                                                  President, Chief Operating
                                                  Officer and Chief Financial
                                                  Officer