Form 10-K
period 1998-06-30
DATA BROADCASTING CORPORATION
filed 1998-09-28
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
      Act of 1934
      For the fiscal year ended June 30, 1998

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

                        Commission file number 0-20311
                         DATA BROADCASTING CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                               13-3668779
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

     7050 Union Park Center
           Suite 600                        3490 Clubhouse Drive, I-2
     Midvale, Utah  84047                    Jackson, Wyoming  83014
    (Address of Principal           (Address of Principal Executive Offices)
    Administrative Offices)

              Registrant's telephone number, including area code:
      (801) 562-2252                            (307) 733-9742

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----

As of September 18, 1998, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by nonaffiliates of the Registrant was approximately $122,966,000.

As of September 18, 1998, there were 32,668,205 shares of Common Stock of the Registrant outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held in January 1999 are incorporated by reference into Part III hereof.

                                PART I

Item 1.     DESCRIPTION OF BUSINESS
            -----------------------

Data Broadcasting Corporation ("DBC", the "Registrant" or the "Company"), directly and through its subsidiaries, distributes financial data and business information on a subscription basis to a broad range of individual and professional investors and businesses. The Company provides its services principally through DBC West/BMI and Capital Management Sciences ("CMS").
DBC West/BMI's principal services are Signal, BMI MarketCenter, Quotrek, StockEdge, AgCast, Federal News Service ("FNS") and various sports services. CMS' principal service is BondEdge. The resources of DBC West/BMI and CMS have been combined to create and market InSite and BondVu. On October 29, 1997, DBC formed Marketwatch.Com, LLC, a 50-50 joint venture with CBS Broadcasting, Inc. (formerly known as CBS, Inc.). The new venture was created to expand the Company's Internet business information site for individual investors, business professionals and the general public and enhance the reputation of its exclusive news coverage of the financial markets.

DBC West/BMI sells access to its networks which provide real-time financial market, agribusiness and sports information, primarily to individual investors. This includes stock and commodity market quotes, equity analytics, financial and sports news and information, international news and government transcripts, access to historical databases and customizable portfolio tracking. CMS distributes fixed income portfolio analytics to a broad base of institutional investment managers including banks, insurance companies, brokerage firms and investment management companies for valuation and risk management purposes. The Company also distributes a comprehensive financial data service to institutional investors, incorporating real-time market prices for equities and fixed-income analytics and data, as well as exclusive news coverage and commentary and historical and technical charting. The Company distributes its services via the Internet or communication devices that rely on FM subcarriers, satellite transmission, cable television systems or telephone lines. For its broadcast services, the Company provides subscribers with proprietary equipment and software needed to access its networks and databases. Subscribers to Internet-delivered services download the software directly to their computers without the need for proprietary equipment.

The Company currently owns two businesses that have been classified as discontinued operations. InStore Satellite Network ("ISN") delivers point to multipoint communication services, primarily to retail merchants and business associations. Lawyers Communications Network ("LCN") provides continuing legal education and other information via satellite to legal professionals. LCN is a limited liability company formed with the American Bar Association. On May 1, 1998, the Company sold substantially all of the assets of CheckRite International, Inc. ("CRI"), a previously discontinued operation which provided check recovery and check verification data and services to retail merchants. Management decided to sell these businesses to concentrate its efforts and resources on its core financial information services businesses and their expansion opportunities.

For the last three fiscal years, the percentage of total revenue contributed by the Company's operating units was as follows:

                               1998          1997          1996
                               ----          ----          ----
         DBC West/BMI           75%           78%           81%
         CMS                    22            21            19
         Other initiatives       3             1             -
                               ----          ----          ----
         Total                 100%          100%          100%
                               ====          ====          ====

The Company operates in one business segment, providing a variety of actionable market data and news to its subscribers.

Information Transmission Technology
----------------------------------

DBC West and BMI create their data feeds by gathering ticker and news feeds from stock exchanges and other sources and processing them into consolidated data feeds. The Company has two such information processing and ticker plants: one in California and one in Utah. The data feeds are transmitted from ticker plants to multiple satellite transponders which broadcast the feed to FM radio stations, cable television networks and directly to individual satellite subscribers, using multiple satellite systems, including Echostar's Dish Network. The data feeds are also provided to local servers which support the Company's Internet-based services.

The trend in DBC West's business is the transition from broadcast-delivered subscriptions to Internet-delivered subscriptions. Internet technology has reduced costs for both DBC West and its subscribers and the Company expects its Internet subscriber base to continue to grow quickly while its broadcast subscriber base declines.

Internet subscribers of DBC West and InSite receive their data through their standard Internet access via the Company's World Wide Web ("Web") sites (http://www.dbc.com and http://www.insite.dbc.com). In addition, through an alliance with AT&T Wireless Services, DBC is able to deliver its data to StockEdge Online and Signal Online customers via AT&T's wireless Internet Protocol services and an AirCard modem from Sierra Wireless. This results in substantial flexibility for mobile traders.

DBC West's FM broadcast network consists of long-term agreements with 64 radio stations throughout the United States and Canada which are contracted to broadcast the Company's data feed on their FM side-bands. This extensive network provides coverage in 59 major North American cities and reaches over 75 percent of the U.S. population. Subscribers receive this one-way transmission through a proprietary FM receiver. In fiscal 1999, 20 such FM radio agreements are due for renewal. The Company believes it will be able to renew these contracts but will evaluate each agreement relative to the number of subscribers being served.

DBC West also utilizes a proprietary technology to access unoccupied portions of cable television broadcast signals (vertical blanking interval ("VBI")) to transmit the Company's data feed along with the cable providers' broadcasts. The Company has insertion agreements with several national cable programmers which reach virtually every U.S. cable subscriber. The television signals of these programmers are carried by various cable systems throughout the country. DBC is presently in the first year of a three-year agreement with one of the multiple-system operators offering carriage in these systems.

DBC West's data carrying capacity during stock market sessions is particularly unique with respect to its satellite and VBI data expansion capabilities. DBC West currently uses a multiple 19,200 baud VBI feed but has the rights and technical abilities to increase the feed in 9,600 baud steps. FM subscribers receive a 9,600 baud data feed while cable and European satellite subscribers are able to receive a 19,200 baud data feed. BMI currently operates 56,000 baud VBI and satellite feeds.

Both DBC West and BMI offer subscribers optional software to display and analyze the data. In addition, there are over 20 major third-party software packages, including Omega Research's TradeStation, Metastock, Ensign and Option Vue Plus, that are compatible with the Company's data feeds and range in features from simple quote displays to sophisticated charting, stock modeling and analysis.

DBC West and BMI broadcast subscribers are also provided certain hardware that enables them to receive the Company's data feeds. The Company is responsible for repairs and maintenance of such equipment through limited warranty periods. Customers must pay for repair costs subsequent to the expiration of the warranty period. After a customer cancels, the equipment is refurbished, if necessary, before it is provided to new customers.

CMS updates its database for its BondEdge service daily and transmits the information to clients via the Internet or the CMS Bulletin Board System. BondVu subscribers have access to pricing updates through its Web site (http://www.bondvu.com).

Principal Services
------------------
The Company generates revenue primarily through subscriptions to its principal services. In addition, broadcast subscribers are charged certain installation and service initiation fees, depending upon the service and broadcast delivery method.

                                DBC West/BMI

DBC West's data feed contains real-time securities prices for over 160,000 securities from all major domestic markets and several international exchanges including equities, mutual funds, options, bonds, futures, commodities, indices and foreign exchange rates. The data feed also contains news headlines from Dow Jones, Options News Exchange and Futures World News, headlines and research reports such as Hightower and sports information including news, scores and betting odds from six major Las Vegas casinos. BMI's data feed contains real-time securities prices for over 300,000 securities from all major and regional U.S. and Canadian exchanges and several international exchanges, including equities, options, mutual funds, bonds, futures, commodities, indices and foreign exchange rates. The BMI data feed also includes real-time business and financial news from Dow Jones, S & P MarketScope and Futures World News.

The capacity of the data feed during hours in which the stock market is closed is an additional resource of DBC West and BMI. This capacity is now being used to broadcast sports information, as sporting events typically occur during these off-hours.

The principal DBC West/BMI services are discussed below.

      Signal Online and Signal (TM)

Signal Online delivers continuously updating real-time securities prices from the DBC West data feed using "active push" technology on the Internet. In addition, Signal Online provides portfolio features, charting and news and news retrieval capabilities which were developed jointly by DBC and Dow Jones. News related to specific securities pre-selected by a customer is provided via "News Alerts" and "News Headlines" from Dow Jones and other sources. DBC West also offers access to Dow Jones News Retrieval databases and proprietary DBC news via modem, news from Marketwatch.Com and links to the Signal Private Network Internet site, which contains information on Nasdaq Bulletin Board stocks, a large database of historical and fundamental data, charts, commentary, comprehensive research and business descriptions of thousands of public and private companies. Signal Online also includes Nasdaq Level II Market Maker information, over-the-counter bulletin board stock quotes and access to online trading. Signal is a real-time service offering many of the same features as Signal Online in a broadcast enviroment. Signal also offers a delayed service and an end-of-day data service, which provides each day's market settlement prices.

      BMI MarketCenter (R)

The BMI data feed contains over 300,000 symbols. The service provides continuously updating real-time and delayed access to pricing and fundamental information. The system also features charting, technical analysis and a portfolio feature that subscribers use to obtain real-time valuation of their portfolios. Market Center for Windows takes full advantage of the Windows multi-tasking operating system, allowing the subscriber to run other applications while maintaining continuous reception of market data and news. The service is delivered via cable or satellite.

      QuoTrek (TM)

QuoTrek is a hand-held wireless quotation monitor about the size of a small cellular telephone which receives the DBC West data feed via FM broadcast signals and displays continuously updating real-time market quotes on up to 127 securities, as selected by the subscriber from a universe of over 50,000 securities. The service offers full portability to users as they travel to any city covered by DBC West's extensive FM broadcast network. QuoTrek also receives news headlines and sports information similar to SporTrax.

      StockEdge Online and StockEdge

StockEdge Online was the Company's first Internet-delivered system providing dynamic updating of pricing information using "active push" technology. StockEdge Online delivers continuously updating real-time equity security prices, news headlines and intra-day charting via FM, cable, satellite or the Internet. It contains many of the same features as Signal, including third-party software compatibility and access to the Signal Private Network, at a price that is accessible to more individuals. StockEdge is a broadcast version of the same product.


      AgCast (TM)

AgCast is a broad-based agricultural data service including continuously updating commodities and futures pricing, news, weather and other agribusiness information. The service is available over the Internet
(http://www.agcast.com) and via direct broadcast satellite dish over Echostar's Dish Network.

      Federal News Service

FNS is a subscription service providing verbatim transcripts of hearings, briefings, press conferences and interviews by U.S. government officials, including the White House, Congress and its committees, the State and Defense Departments, the U.S. Supreme Court, the Federal Reserve Bank, the United Nations and many other governmental agencies. FNS also provides Commerce Department statistics and covers other politically-related activities, such as speeches at the International Trade Representative's office, the National Press Club, the Brookings Institute, the Atlantic Council and many others. Similarly, FNS covers the major events of the Russian government and its agencies, embassies and consulates. FNS transmits its services via satellite, FM side-band, telephone, cable and the Internet.

      Sports Services

SportSignal is a Windows-based system that receives the extensive sports data feed on a personal computer via FM, VBI or satellite, providing subscribers with access to news headlines and the scoring updates mentioned above. Through Casino Instant Odds, an add-on service, SportSignal subscribers can receive the only live feed of odds from six major casinos in Las Vegas. DBC also supplies its odds feeds to virtually all major resellers and has become the primary supplier of such information to most major on-line and Internet sports services, including USA Today and SportsLine USA, Inc.

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

Las Vegas Sports Consultants is the leading "opening-line" odds maker in Las Vegas. The Company also transmits electronically real-time betting odds from six major casinos in Las Vegas.

Scorecast is an extensive database of statistical sports information covering football, basketball, hockey and baseball. User-friendly software allows the subscriber to query the database and analyze what-if scenarios.

                                  CMS

CMS' primary software product is BondEdge. It is provided to institutional fixed income managers on both the buy-side and sell-side. The securities covered by this product include over 1,000,000 government, agency, and corporate debt instruments, asset-backed securities, fixed and adjustable rate pass-throughs, collateralized mortgage obligations, private placements, and futures/options. For tax-exempt managers, CMS also provides automated access to municipal databases.

      BondEdge (TM)

BondEdge is a Windows-based fixed income portfolio analytic system which provides risk management, regulatory reporting, and compliance tools.
BondEdge portfolio applications include daily market valuations, effective duration and convexity, standard and custom appraisals, what-if analysis, bond index comparisons, cash flow and book value simulations, performance measurement, performance attribution, and total return optimization.

The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with all of the major third-party accounting and asset/liability software packages to eliminate duplicate data entry and to improve accuracy and efficiency within an organization.


      InSite

InSite is an Internet-delivered information system for the institutional investment community, providing real-time equity and fixed income data, news and other financial information. Using Internet push delivery technology, InSite provides real-time quotes for equities, fixed income, foreign exchange, futures and options as well as extensive fixed income analytics, in-depth research, advanced technical charting, exclusive news and commentary, SEC filings and historical information at less than half the price of traditional terminal-based systems.

      BondVu (TM)

BondVu is a cost-effective service which combines real-time fixed income prices with accurate security descriptions and superior fixed income analytics. Delivered via the Internet directly to a client's personal computer, BondVu provides access to real-time market pages, historical prices/yields, bond swap, horizon return, and a portfolio valuation feature which calculates portfolios in real-time.


                             Marketwatch.Com, LLC

During fiscal 1998, DBC formed Marketwatch.Com, LLC ("Marketwatch"), a 50-50 joint venture with CBS Broadcasting, Inc. (formerly known as CBS, Inc.), to expand the Company's Internet business information site for individual investors, business professionals and the general public. Marketwatch has a Web site (http://www.cbs.marketwatch.com) that delivers a broad range of financial news and information, including real-time and delayed market prices of stocks, bonds, options and mutual funds and original news and commentary from financial and market analysts, economists and reporters.

Marketwatch derives its revenues from four sources: advertising, transaction fees, the sale of news to DBC and subscriptions.


      Advertising

Marketwatch sells advertising space on its Web site by guaranteeing a minimum number of "impressions", or times that an advertisement is viewed.

      Transaction Fees

Marketwatch has several agreements to provide links to third-party Web sites. Marketwatch generates either fixed transaction fees for monthly access or variable fees dependent upon the number of transactions consummated at the third-party Web site by linked customers.

      MarketWatch RT Subscription

MarketWatch RT is a financial data service offering snapshot real-time stock market quotes, fundamental and historical data, a specialized business news service, portfolio features, links to online brokerage services and other investment related services.

      MarketWatch Live Subscription

MarketWatch Live uses active push technology to deliver streaming real-time data. It includes all of the data, news and research tools of MarketWatch RT and more sophisticated features such as charting, portfolio management and advanced investment information.


Customers and Competition
-------------------------

DBC West/BMI competes in several sectors of the securities industry information market, including individual and professional investors, money managers, banks and insurance companies. These sectors consist of clients who seek either real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof.

The target market for the real-time services of DBC West/BMI consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading. The Company estimates that this total market currently consists of approximately 200,000 to 300,000 potential subscribers. The introduction of Signal Online and the wide-scale implementation and growing acceptance of the Internet broadens the market to include small and medium sized brokerage houses, corporate accounts, money managers and banks.

The Company believes its Signal, BMI and Quotrek products, the market leaders, have set the standard for delivery of real-time market data to the non-professional trader. In the delayed segment, the Company's competition consists of numerous suppliers and the Company competes mainly in the high quality, higher price segment of this market. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price.

The Company believes that its established FM broadcast network, cable TV contracts, Echostar Dish Network contract and satellite leases provide the most extensive high-speed data coverage in North America given the number of facilities in the network, the relative broadcast power of those facilities and the long-term nature of the contracts. The Company believes this provides it with a competitive advantage in the wireless broadcast market. The Company also believes its open architecture, compatibility with over 20 third-party software packages and its network reliability are competitive advantages.

The Company's Internet-based Web sites compete against numerous other Web sites providing real-time and delayed financial data. The Company believes that its Web sites are among the most visited financial sites on the Web.

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

Within small institutions (community banks, credit unions, municipalities, pension funds), BondVu has little competition. Due to the high price of other real-time services, this market segment has previously been unable to acquire real-time fixed income information. Within the larger institutions, BondVu supplements and occasionally replaces more expensive services provided by Bloomberg, Reuters, and Bridge Telerate.

InSite is marketed to the institutional investment community. Its primary advantages in this market are its Internet technology, which reduces communications costs, its open architecture, which reduces infrastructure costs, and a monthly subscription cost substantially lower than the competition. Because of the lower price point, InSite has little direct competition. However, the higher end of the market is dominated by Bloomberg, Reuters, ADP, Bridge Telerate and Thompson/ILX.

Marketwatch markets its RT subscription services and its free information to the casual investor. In this arena, it competes with many Web sites that provide financial information, much of it for free. The more sophisticated Live subscription service competes with other Internet and broadcast-based providers of financial information. Because Marketwatch derives the majority of its revenues from advertising and transaction fees, it also competes with many other Web sites, financially oriented or not, in trying to attract visitors.


Business Expansion and Product Development
------------------------------------------

In fiscal 1998, the Company experienced declines in its DBC West/BMI broadcast subscriber base. However, these declines have been substantially offset by new Internet-based subscribers. The Company believes the marketplace has been changed significantly by the Internet and intends to become the dominant Internet-based provider of real-time financial market information over time.

CMS' growth has been positively impacted by increased regulation in the financial marketplace, the issuance of increasingly complex securities, volatility in the bond market and the industry's growing awareness of the risks associated with fixed income securities and derivatives. CMS' ability to help subscribers manage those risks keeps the Company well-positioned to take advantage of these trends. However, CMS has lost certain customers due to consolidation in the banking, insurance and investment management industries.

During the fiscal years ended June 30, 1998, 1997 and 1996, the Company expensed approximately $8.4 million, $7.1 million and $4.3 million, respectively, for research and development, including development of new products, maintenance and upgrading of existing products and development of internal systems.

DBC plans to continue to expand its businesses, both domestically and internationally through:
- expansion into the institutional market of users of real-time and other financial information;
- selling continuously updating products, such as Signal Online and StockEdge Online, directly over the Internet;
- alliances and joint ventures with complementary businesses in order to expand the scope of products offered and geographic reach of the business; and
-  business and content acquisitions.

Subsequent to year-end, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services division ("GTIS") of Automatic Data Processing, Inc. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide.

Marketing Strategy
------------------

DBC West/BMI markets its financial market services through telemarketing and direct advertising in Investor's Business Daily, Barron's, Stocks and Commodities, The Wall Street Journal and other print media, as well as radio and spot advertising on the Consumer News and Business Channel ("CNBC") and Cable News Network's CNNfn and banner advertisements on various web sites. In addition, DBC has entered into numerous marketing alliances with brokerage firms (e.g. Ameritrade, Dreyfus, Charles Schwab and Lind Waldock) whereby the firms will market DBC's Internet-delivered products to their customers. DBC West/BMI also offers free trial periods of approximately one month to induce potential subscribers of these products to commit to a monthly payment plan or a discounted one-year prepaid subscription. Most DBC West/BMI subscribers sign monthly contracts that are automatically renewed if the customer does not cancel, although the Company has recently signed more one-year service agreements, due to the discounted prepayment plans. DBC uses similar efforts to market its sports services. SporTrax is marketed under a licensing agreement with The Sporting News, the nation's oldest weekly sports publication. DBC also markets its products over the Internet on its own Website, Marketwatch's Website and other popular Web sites.

CMS markets its BondEdge service through a dedicated sales force, product demonstrations and trials and sponsorship of seminars and workshops on fixed income analysis. Users typically sign monthly contracts which are automatically renewed unless canceled. The Company is building its sales force to begin marketing InSite services directly to the professional investment community.

Marketwatch markets to potential users by advertising on CBS television and radio and on other Web sites. Marketwatch employs a direct sales force to reach advertisers and transaction partners.

Seasonality
-----------

The Company has not experienced any material seasonal fluctuations in its business. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

Backlog
-------

Given the nature of the Company's businesses, DBC has no material backlog orders.

Employees
---------

The Company employed 756 people as of August 31, 1998 (including 35 at BI and
LCN), none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is satisfactory.

Regulation
----------

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

Executive Officers of the Registrant
------------------------------------

The following table contains information as of August 31, 1998 as to the executive officers of the Company:

Name                   Age        Office Held with Company
----                   ---        ------------------------
Alan J. Hirschfield    62         Co-Chief Executive Officer
Allan R. Tessler       61         Co-Chief Executive Officer
Mark F. Imperiale      47         President
Dwight H. Egan         45         Executive Vice President - Marketing
James A. Kaplan        55         President - CMS

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

MARK F. IMPERIALE was named as President, Chief Operating Officer and Chief Financial Officer in September 1996, having served as Executive Vice President and Chief Financial Officer since July 1994. Mr. Imperiale was formerly Executive Vice President and Chief Financial Officer of Ameriscribe from May 1992 through October 1993, when Ameriscribe was acquired by Pitney Bowes Inc., and where he continued as a consultant through December 1993. Mr. Imperiale spent the prior 10 years in the securities industry, as Senior Vice President and Controller of Broker Dealer Operations for Prudential Securities, as a Vice President of Merrill Lynch, and as a Vice President, Finance of the First Boston Corporation. Mr. Imperiale, a certified public accountant, started his career with Arthur Young & Company.

DWIGHT H. EGAN is co-founder, President and Chief Executive Officer of Broadcast International, Inc. ("BII"), a subsidiary of the Company, and was appointed Executive Vice President of Marketing for DBC in June 1998. Acquired by DBC in 1995, BII supplies business information and communications services to retail, financial and other business customers. Mr. Egan also serves on the board of Gentner Communications, Inc., a provider of audio communication equipment and services.

JAMES A. KAPLAN is Vice Chairman of the Board and founder and President of CMS, a position he has held since 1979.

Item 2.           PROPERTIES

The Company owns no real estate but leases the following principal facilities:

                      Operating    Square         Current
Location                Unit        Feet         Annual Rate    Expiration
--------              ---------    ------        -----------    ----------
Hayward, CA           DBC West (1) 60,158        $883,000       June 2013
Los Angeles, CA       CMS          25,498        $785,000       October 2002
Midvale, UT           ISN (2)      13,881        $252,000       October 2001
Salt Lake City, UT    BMI (1)      19,492        $259,000       December 2003
New York, NY          CMS           5,737        $192,000       October 2000
Washington, DC        FNS           6,688        $225,000       July 2001
Midvale, UT           ISN (2)      15,193         $90,000       February 1999
West Des Moines, IA   AgCast        5,367         $80,000       May 1999
Las Vegas, NV         Sports        5,969        $102,000       February 2002
London, England       DBC West      3,000         $40,000       June 2002
Jackson, WY           Corporate     1,230         $33,000       June 2001
West Orange, NJ       Corporate     1,482         $30,000       December 1998

(1) Certain of this space has been sublet under agreements of various terms.

(2) Discontinued operation.

The Company also has approximately 7,700 square feet of property under lease in various locations that was previously used by a former operation. The leases expire no later than March 2000. In addition to the above facilities, the Company maintains several other offices and facilities throughout the United States, all of which are leased.


Item 3.           LEGAL PROCEEDINGS
                  -----------------

Newman v. CheckRite of California, Inc., et al, CIV-S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a tentative settlement and is awaiting the Court's final approval. If approved, management believes that the settlement would not have a material effect on the financial condition or results of operations of the Company.

There are no other material pending legal proceedings to which the Registrant is a party, other than ordinary routine litigation incidental to the business.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

Not applicable.

                                PART II

Item 5.         PRINCIPAL MARKET AND PRICES FOR REGISTRANT'S COMMON
                ---------------------------------------------------
                EQUITY AND RELATED STOCKHOLDER MATTERS
                --------------------------------------

Principal Market and Prices
---------------------------

The Company has two classes of authorized stock: 75 million shares of common stock, $0.01 par value, of which 32,668,205 were outstanding as of September 18, 1998, and 5 million shares of preferred stock, $0.01 par value, none of which has been issued.

The Company's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol DBCC. The Company began trading under this symbol on June 29, 1992. As of September 18, 1998, there were 2,015 holders of record of the Company's common stock, and the Company believes it had in excess of 10,000 beneficial owners of its common stock. The Company has paid no dividends, and under the terms of certain indebtedness the Company is restricted from paying dividends on its common stock (see Liquidity and Capital Resources under Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The range of high and low bid quotations for the common stock of DBC as reported by Nasdaq for each quarterly period during the fiscal years ended June 30, 1998 and June 30, 1997 is shown below.


                                                  High               Low
                                               ----------         ---------

Fiscal Year 1998:
      FIRST QUARTER (07/01/97 TO 09/30/97)       $7 1/4            $4 3/4
      SECOND QUARTER (10/01/97 TO 12/31/97)       8 5/16            4 7/8
      THIRD QUARTER (01/01/98 TO 3/31/98)         6 5/8             4 1/4
      FOURTH QUARTER (04/01/98 TO 06/30/98)       9 1/8             5


Fiscal Year 1997:
      FIRST QUARTER (07/01/96 TO 09/30/96)      $10 1/8            $6 1/2
      SECOND QUARTER (10/01/96 TO 12/31/96)       9 1/4             6 5/8
      THIRD QUARTER (01/01/97 TO 3/31/97)         8 5/8             5 3/8
     FOURTH QUARTER (04/01/97 TO 06/30/97)       6 1/4             4 3/8

Item  6.  SELECTED FINANCIAL DATA
          -----------------------

     (In thousands, except per share amounts)
                                            Year Ended June 30,
                             --------------------------------------------
                             1998      1997      1996      1995      1994
                             ----      ----      ----      ----      ----

REVENUES                   $89,892   $92,478   $81,664   $74,243   $66,434

INCOME FROM OPERATIONS       5,434     9,174    12,432     8,245     7,826

INCOME FROM CONTINUING
  OPERATIONS                 2,993     5,396     9,088    16,365     4,358

NET INCOME  (LOSS)          (4,763)  (18,279)    8,871    16,365     4,608

BASIC INCOME (LOSS) PER SHARE
   INCOME FROM CONTINUING
    OPERATIONS                $.09      $.17      $.30      $.73      $.22
   NET INCOME (LOSS)         $(.15)    $(.56)     $.29      $.73      $.24
DILUTED INCOME (LOSS) PER SHARE
   INCOME FROM CONTINUING
    OPERATIONS                $.09      $.16      $.28      $.67      $.19
   NET INCOME (LOSS)         $(.14)    $(.54)     $.27      $.67      $.20

WEIGHTED AVERAGE SHARES
   BASIC                    32,841    32,526    30,599    22,497    19,556
   DILUTED                  33,447    33,676    32,734    24,350    23,985

TOTAL ASSETS              $127,001  $134,183  $153,967  $163,020   $72,446

LONG-TERM DEBT, LESS
 CURRENT PORTION               500     1,500     2,558     8,903    11,079

STOCKHOLDERS' EQUITY       102,525   105,853   116,097    96,715    40,111


- Operating results reflect the acquisition of CMS on January 31, 1994, the sale of the assets of Shark Information Services Corp. effective May 1, 1995, and the acquisition of BMI on June 30, 1995.
- Net loss in 1998 includes a loss of $6.1 million on the disposal of discontinued operations, primarily due to the non-cash write-off of the net assets of the business, net of a tax benefit.
- Net loss in 1997 includes a loss of $21.3 million on the disposal of discontinued operations, primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense.
- Income from operations in 1996 includes a charge of $1.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $3.3 million attributable to proceeds received from Consumer News and Business Channel ("CNBC") under a previous agreement and an extraordinary loss of $0.2 million on the prepayment of debt.
- Income from operations in 1995 includes a charge of $0.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $14.1 million attributable to proceeds received from CNBC under a previous agreement and a non-recurring, pre-tax gain of $5.4 million from the sale of the assets of Shark.
- During the five-year period ended June 30, 1998, the Company paid no cash dividends.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

GENERAL
-------

The Company's continuing operations include DBC West, Market Information Corporation (operating under the trade name "BMI") and Capital Management Sciences ("CMS"), which provide real-time stock market quotes, equity and fixed income analytics, financial market information and news, access to historical financial databases, and other information to individual investors, traders and portfolio managers on a subscription basis. These operations also provide sports information to sports enthusiasts and international news and government transcripts to media, government agencies and corporations. The Company distributes its services via the Internet or communication devices that rely on FM subcarriers, satellite transmission, cable television systems or telephone lines. Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations and Lawyers Communications Network ("LCN"), a limited liability company formed with the American Bar Association which provides continuing legal education and other information to legal professionals. Substantially all of the assets of CheckRite International, Inc. ("CRI"), a previously discontinued operation which provided check recovery and check verification data and services to retail merchants, were sold on May 1, 1998.

In October 1997, the Company formed Marketwatch.Com LLC ("Marketwatch"), a joint venture with CBS Broadcasting, Inc. This venture has expanded the Company's Internet business information site which now delivers a broad range of financial news and information, including real-time and delayed market prices of stocks, bonds, options and mutual funds and original news and commentary from financial and market analysts, economists and reporters.

In the following discussion, all references to specific years refer to the Company's fiscal year ending June 30, unless otherwise noted.

RESULTS OF OPERATIONS
---------------------
                    SELECTED FINANCIAL DATA ($ Thousands)
                                             Year Ended June 30,
                                       -----------------------------------
                                         1998         1997           1996
                                         ----         ----           ----
Revenues
   DBC West/BMI                        $67,544      $72,428        $65,879
   CMS                                  20,150       18,919         15,785
   Other*                                2,198        1,131              -
                                       -------      -------        -------
                                        89,892       92,478         81,664

Cost of services and sales              35,234       32,403         25,083
Selling, general and administrative:
   Sales and marketing                  18,221       19,799         18,305
   General and administrative           14,367       16,691         12,929
Depreciation and amortization:
   Equipment and leasehold improvements  9,622        8,581          7,119
   Goodwill                              3,728        3,548          2,385
   Software development and other        2,246        2,282          1,498
Other items                              1,040            -          1,913
                                       -------      -------        -------
Income from operations                  $5,434       $9,174        $12,432
                                        ======       ======        =======

Income (loss) from operations by unit
DBC West/BMI                           $11,133      $15,355        $15,511
CMS                                      6,094        5,288          4,215
Other initiatives*                      (7,212)      (8,037)        (2,569)
Corporate and unallocated               (3,541)      (3,432)        (2,812)
Other items                             (1,040)           -         (1,913)
                                        ------      -------        -------
                                        $5,434       $9,174        $12,432
                                        ======      =======        =======
*New product and infrastructure development initiatives including AgCast and InSite.

In the third quarter of 1997 the Company adopted a plan to dispose of its CRI and ISN businesses. In the second quarter of 1998 DBC adopted a plan to dispose of its interest in LCN due to the disappointing pace of subscriber additions.

The results of operations for these businesses have been reported as discontinued operations. The loss from discontinued operations was $23.7 million ($0.70 per diluted share) for 1997 and $7.8 million ($0.23 per diluted share) for 1998. These losses were primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense. Prior to the initial write-off, the net assets included $34.2 million of unamortized goodwill. The ISN operations have continued to generate positive operating cash flow and are expected to do so until they are sold. LCN is expected to draw cash from the Company's other operations until its disposal.

1998 versus 1997

Revenues from continuing operations decreased by $2.6 million (3 percent), primarily reflecting declines in net subscribers of FM and cable-delivered services and the impact of transitioning the Company's individual investor business to predominantly Internet-delivered products. Further, the Company's Internet-delivered services are typically provided at lower prices than the comparable broadcast products. Revenues from other initiatives increased by $1.1 million as increases in AgCast and InSite were partially offset by the loss of revenues from the Online business unit which DBC contributed to Marketwatch.

Operating income decreased by $3.7 million, due in part to the revenue decline, coupled with increases in compensation costs for technical personnel, occupancy costs, additional Internet communication lines and depreciation of equipment for Internet delivery and redundancy. Operating losses for new initiatives in the current year were slightly lower, at $7.2 million versus $8.0 million last year, largely due to revenue increases for the new services.

Also included in 1998 operating income were $1.0 million of other charges, including professional fees related to potential acquisitions and the organization of Marketwatch, moving certain operations in California and the settlement of a sales tax audit.

Losses from joint ventures in the current year include results from Marketwatch.

Included in other expense in 1997 was a $0.7 million charge associated with the settlement of class action litigation. In 1998, the Company recorded a benefit of $0.2 million, due to the positive resolution of certain contingencies included in the 1997 charge and the 1998 settlement of other litigation in the Company's favor.

Also included in 1997 were $1.0 million in non-recurring gains associated with previous transactions involving Shark Information Services Corp. ("Shark") and the Consumer News and Business Channel ("CNBC"), further described below.

Interest income (expense), net increased by $0.3 million due to lower levels of bank debt and higher cash balances, attributable to overall positive cash flow and the receipt of $15.5 million in May 1998 from the sale of CRI.

The effective tax rate for 1998 was approximately 45 percent. This was significantly higher than 1997 due to the impact of nondeductible goodwill amortization on a lower level of pretax income from continuing operations.

Net income from continuing operations in 1998 was $3.0 million, equal to $0.09 per share, including $0.12 per share in net expenses for new product initiatives. Net income from continuing operations in 1997 was $5.4 million, equal to $0.17 and $0.16 per basic and diluted share, respectively. The 1997 results included $0.14 per share in net expenses for new product and infrastructure initiatives and a $0.01 per share charge for the settlement of class action litigation. Basic and diluted shares were flat as shares issued for acquisitions and the exercise of stock options were offset by the Company's stock buyback program.

1997 versus 1996

Revenues from continuing operations grew by $10.8 million (13 percent) due to growth at all operations. Of this growth, $4.5 million was due to the acquisitions of Federal News Service, Instant Odds Network and Las Vegas Sports Consultants. Subscription revenues at DBC West/BMI increased but were partially offset by a decline in service initiation fees. This decline resulted from the Company's program to discount these fees in exchange for subscription prepayments on annual contracts. CMS' revenues grew 20 percent from $15.8 million to $18.9 million due to growth in its BondEdge service.

Income from operations, excluding $1.9 million of costs in 1996 incurred with the acquisition of Broadcast International, Inc. ("BII"), decreased from $14.3 million to $9.2 million. The decrease was primarily due to (i) development activities for AgCast and the Company's Online services, (ii) initial stage marketing and development activities for BondVu and (iii) market repositioning for the Company's Signal, QuoTrek and BMI products. In total the Company expensed $8.0 million for these activities in 1997, net of $1.1 million of revenues, as compared with $2.6 million for similar activities in 1996.

A substantial portion of the increase in expenses was attributable to the aquisitions and the development initiatives. Of the $7.3 million increase in cost of services and sales, $1.9 million and $1.5 million were due to acquisitions and development initiatives, respectively. Of the $5.3 million increase in selling, general and administrative expenses, $0.9 million and $4.3 million were caused by the acquisitions and development activities, respectively. Finally, $1.1 million and $0.7 million of the depreciation and amortization increase was attributable to the acquisitions and development initiatives, respectively.

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

Also included in 1997 were the following non-recurring items: (i) a pre-tax charge of $0.6 million for the write-off of the Company's joint venture in Hong Kong, (ii) pre-tax benefits of $1.0 million related to the 1995 sale of substantially all of the assets of Shark and proceeds received in 1996 from CNBC, and (iii) a pre-tax charge of $0.7 million related to the settlement of class action litigation. The Hong Kong write-off occurred as management concluded that the operation's core product should be discontinued due to the lack of acceptance in the market. The benefits resulted from the resolution of certain contingencies and the revision of certain estimates associated with the Shark and CNBC transactions. The pre-tax benefit of the CNBC transaction in 1996 was $3.3 million, and resulted from the arbitration of matters related to CNBC's purchase of certain media assets in 1991.

In addition to the $0.6 million write-off noted above, the Company incurred $0.2 million of equity losses on its joint venture investment in Hong Kong in 1997, prior to the write-off, compared to equity losses of $0.8 million in 1996. Interest income (expense), net increased by $0.4 million despite lower cash balances, due primarily to the refinancing and prepayment of bank debt in late 1996.

The effective tax rate for 1997 was approximately 39 percent, similar to the rate in 1996.

Net income from continuing operations for 1997 was $5.4 million, equal to $0.17 per basic share and $0.16 per diluted share, including $0.14 per share in net expenses for new product and infrastructure initiatives and a $0.01 per share charge for the settlement of class action litigation. Net income from continuing operations in 1996 was $9.1 million, or $0.30 per basic share and $0.28 per diluted share, including a $0.06 per share benefit from the CNBC proceeds and $0.05 per share in net expenses for new product and infrastructure initiatives. Basic and diluted weighted average shares outstanding grew by six percent and three percent, respectively, principally due to the shares issued for the acquisitions of Check Network, Las Vegas Sports Consultants, and Federal News Service, and the exercise of stock options, partially offset by the Company's stock buyback program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $15.9 million, $20.4 million and $22.7 million in 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was mainly due to lower operating earnings and the payment of income taxes on the gain on the sale of CRI. The decrease from 1996 to 1997 was largely caused by expenses incurred for new product introductions and infrastructure development initiatives.

DBC received $15.5 million in 1998 from the sale of substantially all of the assets of CRI. The Company invested $3.2 million in its Marketwatch and Internet Financial Network ("IFN") joint ventures. The Marketwatch joint venture agreement requires the Company to pay $2.0 million in capital contributions, of which $1.0 million was paid in 1998 and $1.0 million is expected to be paid in October 1998. Additionally, DBC is required to lend Marketwatch up to $5.0 million under a revolving credit agreement expiring on October 29, 1998.

DBC's capital expenditures continue to decrease as the Company's business shifts to Internet-delivered services which require less Company-owned equipment. This trend is expected to continue in 1999. Capitalized software development costs totaled $2.1 million in 1998, mainly for the development of updated versions of AgCast and InSite and enhancements to BondEdge.

In 1997, the Company used $6.2 million for acquisitions, including contingent earnout payments associated with the CMS acquisition and the purchase of Instant Odds Network. Capitalized software development costs were primarily due to the development of BondEdge, BondVu and AgCast. The joint venture investments of $1.8 million related to DBC's activities in Hong Kong and IFN.

In 1996, the Company used $18.5 million to complete the acquisition of BII, make contingent earnout payments associated with the CMS acquisition and acquire a former CRI franchisee. DBC received $3.1 million from CNBC, net of payments to claimholders. Capitalized software development costs of $1.8 million were substantially attributable to the development of BondEdge and BondVu at CMS and Marketwatch at DBC West. The Company also collected $1.3 million associated with the 1995 sale of the assets of Shark.

In 1998, the Company paid down $1.1 million of long-term debt and purchased
0.2 million shares of treasury stock for $0.9 million. Only 0.2 million stock options were exercised, generating $0.7 million.

In 1997, the Company used $3.8 million to pay down long-term debt, of which $2.7 million was associated with the acquisition of CMS. The exercise of 1.5 million stock options generated $4.9 million and $8.8 million was used to purchase treasury shares in a repurchase program announced in November 1996.

The Company received cash of $6.6 million from the exercise of 2.1 million stock options in 1996. DBC received $3.5 million in 1996 from a new debt agreement and used $13.2 million to pay off existing bank debt.

Subsequent to year end, the Company has continued to buyback its own shares. The Company is authorized to buy up to 2,000,000 shares, of which 1,821,000 had been purchased through September 25, 1998.

DBC's debt agreement with Key Bank National Association requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At June 30, 1998, the Company was in compliance with these covenants.

Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

During 1998, the Company introduced InSite, a real-time information system for the institutional investment community, utilizing Internet push delivery technology to deliver real-time quotes, fixed income analytics, advanced technical charting, exclusive news and commentary, SEC filings and historical information.

Revenues in 1998 from InSite were not significant but are expected to be substantial in the future. The Company expects to continue to commit its resources to the development of new services. Management expects such development efforts to be financed through cash generated from operations.

Subsequent to year-end, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services division of Automatic Data Processing, Inc. ("GTIS") for $3.8 million in cash. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide.

Demand for financial market information is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

INCOME TAXES
------------

Under current accounting requirements, the Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carryforwards and tax credit carryforwards. Recognition of deferred tax assets is subject to the Company's determination that realization is more likely than not. As of June 30, 1998, the Company has recorded $13.1 million of net deferred tax assets, net of a valuation allowance of $2.6 million and deferred tax liabilities of $1.1 million. Based on taxable income projections, management believes that the recorded net deferred tax assets will be realized.

INFLATION
---------

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

YEAR 2000
---------

The Company has substantially completed a comprehensive review of its products, information systems and critical suppliers to identify those that may be affected by the year 2000 ( Y2K ) issue. The Company s Y2K status is as follows:
- Most of the Company s products and networks are substantially Y2K compliant already. However, there are also a few older products with a small number of subscribers that are not Y2K compliant and will not be supported beyond December 31, 1999. The Company will inform those customers affected and will try to meet the customers needs with another DBC product.
- The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. DBC will continue to work with those who are not yet Y2K compliant.
- In the normal course of business, the Company is replacing its administrative systems for accounting, billing and customer management.
   The new systems will be fully Y2K compliant and will cost approximately $2.5 million, most of which will be capitalized as fixed assets. At June 30, 1998, approximately $1.2 million has been capitalized. These costs were capitalized because they related to the implementation of new systems which include substantial new functionality in addition to being Y2K compliant.

All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

The Company has developed certain contingency options that are available in the event of a Y2K failure. For example, if any of the satellites that are used by DBC s financial network were to fail, it is possible that the Company could shift all of its satellite customers to its Internet-based products. In another example, if one data provider fails, it is possible that there is another data provider that provides substantially similar information that could be integrated into DBC s data feed. There are certainly no foolproof contingency plans that cover every possible failure. However, the Company will continue to develop potential solutions so that it is as prepared as possible in the event of a failure. In addition, the Company will continue to work with its insurers so that it effectively manages its financial risk in the event of a business interruption.

Based upon currently available information, management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that the cost of effecting Y2K compliance will have a material impact on the Company s financial condition, results of operations or liquidity. Nevertheless, achieving Y2K compliance is dependent upon many factors, some of which are not completely within the Company s control.
Should either the Company s internal systems or the internal systems of one or more of its critical vendors fail to achieve Y2K compliance, the Company s business and its results of operations could be adversely affected.

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

- The acceptance of the Internet as a valid real-time distribution platform by institutional customers.

- The ability of the Company to broaden its subscriber base with less expensive but valuable services.

- The potential obsolescence of the Company's services due to the introduction of new technologies.

-  Activity levels in the securities markets.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

Financial Statements:                                                     Page
                                                                          ----

      Report of Independent Accountants                                     20

      Consolidated Statements of Operations                                 21

      Consolidated Balance Sheets                                           22

      Consolidated Statements of Cash Flows                                 23

      Consolidated Statements of Stockholders' Equity                       24

      Notes to Consolidated Financial Statements                            25

Quarterly Financial Information  (Unaudited)                                34

Supplemental Schedule:

      Report of Independent Accountants                                     35

      Financial Statement Schedule                                          36

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and Stockholders of Data Broadcasting Corporation:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Data Broadcasting Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers LLP


Salt Lake City, Utah
August 13, 1998

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
REVENUES                                    $89,892      $92,478      $81,664
COSTS AND EXPENSES
   Cost of services and sales                35,234       32,403       25,083
   Selling, general and administrative       32,588       36,490       31,234
   Depreciation and amortization             15,596       14,411       11,002
   Other items                                1,040            -        1,913
                                            -------      -------       ------
   Total costs and expenses                  84,458       83,304       69,232
                                            -------      -------      -------
INCOME FROM OPERATIONS                        5,434        9,174       12,432
Gain on sale of Shark                             -          703            -
Equity in loss of joint ventures               (619)        (828)        (752)
Interest income (expense), net                  652          313         (135)
Other income (expense), net                      (7)        (702)         321
                                            -------      -------      -------
INCOME BEFORE REORGANIZATION ITEMS            5,460        8,660       11,866
CNBC proceeds, net of obligations                 -          249        3,299
                                            -------      -------      -------
INCOME BEFORE INCOME TAXES                    5,460        8,909       15,165
Provision for income taxes                    2,467        3,513        6,077
                                            -------      -------      -------
INCOME FROM CONTINUING OPERATIONS             2,993        5,396        9,088
Income (loss) from discontinued operations,
  including taxes                            (7,756)     (23,675)           8
Extraordinary loss on debt prepayment,
  net of tax                                      -            -         (225)
                                            -------      -------      -------
NET INCOME (LOSS)                           $(4,763)    $(18,279)     $ 8,871
                                            =======      =======      =======
INCOME (LOSS) PER SHARE:
  Basic   -Income from continuing operations  $0.09        $0.17        $0.30
          -Loss from discontinued operations  (0.24)       (0.73)           -
          -Extraordinary loss on
           debt prepayment                        -            -        (0.01)
                                            -------      -------      -------
                  Net income (loss)          $(0.15)      $(0.56)       $0.29
                                            =======      =======      =======
  Diluted -Income from continuing operations  $0.09        $0.16        $0.28
          -Loss from discontinued operations  (0.23)       (0.70)           -
          -Extraordinary loss on
           debt prepayment                        -            -        (0.01)
                                            -------      -------      -------
                  Net income (loss)          $(0.14)      $(0.54)       $0.27
                                            =======      =======      =======

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for number of shares)


                                                              June 30,
                                                      -----------------------
                                                        1998            1997
                                                        ----            ----
ASSETS
------
Current Assets:
  Cash and cash equivalents                           $26,256         $10,524
  Accounts receivable, net of allowance for
    doubtful accounts of $1,366 and $1,982              7,478           9,366
  Income taxes receivable                               1,161             300
  Net assets of discontinued operations                 1,180          27,360
  Prepaid expenses and other current assets               885             716
                                                     --------        --------
       Total Current Assets                            36,960          48,266
Property and equipment, net                            17,369          18,337
Software development costs, net of accumulated
  amortization of $6,037 and $4,467                     4,794           4,918
Goodwill, net of accumulated amortization
  of $11,957 and $8,229                                46,093          48,279
Deferred tax assets, net of valuation allowance        14,195          10,944
Other non-current assets                                7,590           3,439
                                                     --------        --------
       TOTAL ASSETS                                  $127,001        $134,183
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                     $6,798          $4,963
  Accrued liabilities                                   5,462           6,340
  Deferred tax liabilities                              1,075           5,705
  Current maturities of long-term debt                  1,000           1,000
  Other current liabilities                               733             869
                                                     --------        --------
                                                       15,068          18,877
  Deferred revenue                                      7,545           6,759
                                                     --------        --------
       Total Current Liabilities                       22,613          25,636
Long-term debt                                            500           1,500
Other non-current liabilities                           1,363           1,194
                                                     --------        --------
       TOTAL LIABILITIES                               24,476          28,330
                                                     --------        --------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $0.01 par value:
       Authorized - 75,000,000 shares:  Issued and
         Outstanding - 32,989,923 Shares in 1998
         and 32,709,162 Shares in 1997                    345             341
  Additional paid-in capital                          101,241          99,325
  Retained earnings                                    10,049          14,812
  Treasury stock                                       (9,110)         (8,625)
                                                      -------         -------
       TOTAL STOCKHOLDERS' EQUITY                     102,525         105,853
                                                      -------         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $127,001        $134,183
                                                     ========        ========

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net income (loss)                           $(4,763)     $(18,279)     $8,871
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Depreciation and amortization            20,067        19,845      16,621
    Write-down of net assets of
      discontinued operations, including
      taxes                                   6,109        21,264           -
    Deferred tax provision                   (2,971)           81       2,245
    Provision for losses on accounts
      receivable                              2,359         2,333       2,120
    Equity in loss of joint ventures            619           828         752
    Gain on sale of Shark                         -          (703)          -
    CNBC proceeds, net of obligations
      and taxes                                   -             -      (1,847)
    Other non-cash items, net                   516           291       1,123
Changes in operating assets and
  liabilities, net of acquisitions
  and divestitures:
    Accounts receivable                      (1,352)       (4,257)     (5,548)
    Income taxes payable                     (1,957)        1,000      (1,108)
    Accounts payable and accrued
      liabilities                            (1,824)         (399)     (3,815)
    Deferred revenue                            562           367        (743)
    Other assets and liabilities, net        (1,424)       (1,950)      4,056
                                            -------      --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES    15,941        20,421      22,727
                                            -------      --------     -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Proceeds from the sales of businesses    15,500             -       1,331
    Purchase of property and equipment       (9,122)      (11,693)    (14,718)
    Investment in joint ventures             (3,168)       (1,818)     (1,370)
    Capitalized software development costs   (2,052)       (2,158)     (1,805)
    Cash paid for acquisitions, net of
      cash acquired                            (198)       (6,155)    (18,478)
    Receipt of contingent payments from CNBC      -             -       7,738
    Payments to claimholders from CNBC proceeds   -             -      (4,649)
    Other, net                                   98            34        (161)
                                            -------       -------     -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                        1,058       (21,790)    (32,112)
                                            -------       -------     -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Payments of long-term debt and
      capital lease obligations              (1,053)       (3,807)    (13,204)
    Purchase of treasury stock                 (908)       (8,835)          -
    Exercise of stock options and warrants      714         4,896       6,634
    Issuance of long-term debt                    -             -       3,500
    Other, net                                  (20)          (28)       (343)
                                            -------       -------     -------
NET CASH USED IN FINANCING ACTIVITIES        (1,267)       (7,774)     (3,413)
                                            -------       -------     -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           15,732        (9,143)    (12,798)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  10,524        19,667      32,465
                                            -------       -------     -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $26,256       $10,524     $19,667
                                            =======       =======     =======

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (In thousands, except for number of shares)

                       Common Stock    Additional                    Total
                      Shares           Paid-In Retained Treasury Stockholders'
                    Outstanding Amount Capital Earnings   Stock     Equity
                    ----------- ------ ------- -------- -------- -------------
BALANCE AT
 JUNE 30, 1995      29,272,677  $293   $72,202  $24,220            $96,715
  Exercise of stock
   options and
   warrants          2,065,528    20     6,591        -              6,611
  Tax benefit from
   exercise of
   stock options             -     -     3,900        -              3,900
  Other                   (221)    -         -        -                  -
  Net income                 -     -         -    8,871              8,871
                    ----------  ----   -------  -------            -------
BALANCE AT JUNE
 30, 1996           31,337,984   313    82,693   33,091            116,097
  Issuance of stock
   for acquisitions  1,263,747    14    10,772        -             10,786
  Exercise of stock
   options and
   warrants          1,525,347    14     4,882        -              4,896
  Tax benefit from
   exercise of stock
   options                   -     -     1,188        -              1,188
  Purchase/retirement
  of treasury stock (1,417,916)    -      (210)       -  $(8,625)   (8,835)
  Net loss                   -     -         -  (18,279)       -   (18,279)
                    ----------   ----   ------  -------   ------   -------
BALANCE AT JUNE
 30, 1997           32,709,162    341   99,325   14,812   (8,625)  105,853
  Issuance of stock
   for acquisitions   280,291      3    1,363        -        -     1,366
  Exercise of stock
   options and
   warrants           179,745      2      712        -        -       714
  Tax benefit from
   exercise of stock
   options                  -      -      263        -        -       263
  Purchase/retirement
   of treasury stock (179,275)    (1)    (422)       -     (485)     (908)
  Net loss                  -      -        -   (4,763)       -    (4,763)
                   ----------   ----  -------   ------    -----   -------
BALANCE AT JUNE
 30, 1998          32,989,923  $ 345 $101,241  $10,049  $(9,110) $102,525
                   ==========   ====  =======   ======   ======   =======

        See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business  -  Data Broadcasting Corporation and subsidiaries
      ------------------
      (the "Company" or "DBC") currently operates in one business segment, providing a variety of actionable market data and news to its subscribers. This data consists of real-time stock market quotes, equity and fixed income analytics, financial market and governmental information and news and access to historical financial databases and sports information.

      DBC's customer base consists mainly of individual investors, traders and institutional portfolio managers. Customers are located principally in North America, with additional customers in Europe, Hong Kong and the Middle East.

      Demand for financial market information is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

      Principles of Consolidation  -  The consolidated financial statements
      ---------------------------
      include the results of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents  -  The Company considers all highly liquid
      -------------------------
      temporary cash investments with original maturities of three months or less to be cash equivalents.

      Property and Equipment  -  Fixed assets are recorded at cost and are
      ----------------------
      depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the shorter of their useful lives or the remaining lease term. During fiscal 1998, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". This pronouncement requires the capitalization of internal use software under certain circumstances. The Company capitalized approximately $1,201,000 during the year ended June 30, 1998, primarily related to the purchase and development of new computer systems.

      Software Development Costs  -  The Company capitalizes certain costs
      --------------------------
      incurred to produce certain software used by subscribers to access, manage and analyze information in the Company's databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. In fiscal 1998, 1997 and 1996, such amortization amounted to approximately $2,176,000, $2,023,000 and $1,239,000 respectively.

      Goodwill  -  Goodwill represents the excess of the cost of acquisitions
      --------
      over the fair value of the net assets acquired and is being amortized on a straight-line basis over 5 to 25 years. At each balance sheet date management assesses whether there has been a permanent impairment in the value of these assets. If the carrying value of goodwill exceeds the undiscounted future cash flows from operating activities of the related businesses, a permanent impairment is deemed to have occurred. In this event, the assets would be written down to an amount equivalent to the discounted future cash flows from operating activities of the related businesses.

      Revenue Recognition  -  Prepaid subscription revenue is deferred and
      -------------------
      recorded as revenue on a straight-line basis over the term of the subscription agreement. One-time service initiation fees are recognized as revenue when billed to the extent that no future performance obligations exist and such fees do not exceed direct selling costs, which are expensed as incurred. In fiscal 1998, 1997 and 1996 such fees aggregated approximately $4,293,000, $5,300,000 and $6,500,000 respectively, and did not exceed direct selling costs.


      Research and Development Costs  -  Expenditures for research and
      ------------------------------
      development are expensed as incurred. The Company expensed approximately $8,400,000, $7,100,000 and $4,300,000 in research and development costs during the years ended June 30, 1998, 1997 and 1996, respectively, including maintenance and upgrading of existing products, development of new products and development of internal systems.

      Stock-Based Compensation  -  The Company follows Account Principles
      ------------------------
      Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock options, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

      Income Taxes  -  Should there be a need to increase the deferred tax
      ------------
      valuation allowance in the future, a charge to income tax expense will be required. However, in the event there is a need to decrease the valuation allowance, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") requires a direct addition to stockholders' equity. This treatment only applies to the deferred tax assets and related valuation allowance applicable to items that arose prior to June 26, 1992, the effective date of the reorganization plan of the Company's predecessor. As of June 30, 1998, the entire valuation allowance is related to such items.

      Earnings per Share  -  In the second quarter of fiscal 1998, the Company
      ------------------
      adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share presented for prior periods have been restated to conform to the new presentation. Below is a reconciliation of shares outstanding (in thousands) between the basic and diluted calculations for each period.

                                     1998            1997            1996
                                     ----            ----            ----
      Basic shares                 32,841          32,526          30,599
      Stock options and warrants      606           1,150           2,135
                                   ------          ------          ------
      Diluted shares               33,447          33,676          32,734
                                   ======          ======          ======


      Accounting Estimates  -  The preparation of financial statements in
      --------------------
      conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

      Reclassifications  -  Certain prior year amounts have been reclassified
      -----------------
      to conform with the current year's presentation.

      Segment Information  -  In June 1997, the Financial Accounting Standards
      -------------------
      Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which will be effective for DBC's fiscal 1999. FASB No. 131 establishes standards for the disclosure of operating segment information. The Company has not finalized its analysis to determine if additional disclosure will be required.


2.    OTHER NON-CURRENT ASSETS

      Other non-current assets primarily consists of the Company's advances to Internet Financial Network, a note receivable from an employee (as described in Note 3), advances to Marketwatch.Com, LLC ("Marketwatch") and the compensating balance requirement further described in Note 8.

      On October 29, 1997, the Company formed Marketwatch, a 50-50 joint venture with CBS Broadcasting, Inc. ("CBS"). The new venture was created to expand the Company's Internet business information site for individual investors, business professionals and the general public.
      The Company is obligated to contribute to Marketwatch customer contracts and technology from its Internet business and $2 million in cash over two years, of which $1 million was provided during fiscal 1998. CBS will provide on-air promotions, programming and advertising over a five-year period in return for its ownership position. DBC accounts for Marketwatch under the equity method and recorded losses of $576,000 during fiscal 1998.

      There are several other agreements between the Company, Marketwatch and CBS, including an agreement for CBS to license its name and logo to Marketwatch. Additionally, DBC is required to lend Marketwatch up to $5,000,000 under a revolving credit agreement expiring October 29, 2000. As of June 30, 1998, $1,543,000 had been advanced under this provision.

      In fiscal 1998 and 1997, the Company recorded pre-tax charges of $43,000 and $606,000, respectively, to write-off its investment in a joint venture in Hong Kong and an additional $222,000 of equity losses in fiscal 1997 from this investment. The Company and its joint venture partner concluded that its core product should be discontinued, given the lack of acceptance in the market.


3.    ACQUISITIONS

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

      Effective October 31, 1996, the Company acquired substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities, for 804,841 shares of the Company's common stock, valued at $6,650,000. FNS provides verbatim transcripts of major federal government hearings to news organizations, political associations and corporations around the world. The agreement also provided for a contingent earnout, based upon FNS' results of operations for the year ended October 31, 1997. In March 1998, the Company made a contingent earnout payment of $1,499,000, comprising $133,000 in cash and approximately 280,000 shares of DBC common stock, valued at $1,366,000.

      In conjunction with this acquisition, the Company agreed to loan an executive of FNS ("Executive"), up to $1,845,000. The loan initially bore interest at nine percent and was collateralized by certain of the Executive's stock holdings, which included no less than 300,000 shares of DBC common stock. The loan was to be payable from the FNS earnout. In February 1998, the loan agreement was amended to reflect total borrowings, including accrued interest, of approximately $2,489,000, a reduction in the prospective annual interest rate to six percent, a monthly repayment of $50,000 for approximately 57 months and an increase in the number of shares of DBC common stock held as collateral to approximately 534,000. As of June 30, 1998, the loan balance is $2,337,000, including accrued interest, of which $472,000 is included in Prepaid expenses and other current assets and $1,865,000 is included in Other non-current assets. The total shares of DBC common stock held as collateral as of June 30, 1998 is 404,878.

      Effective September 16, 1996, the Company acquired all of the outstanding common stock of Dajoy Enterprises, Inc., dba Check Network ("CN"), in exchange for 128,700 shares of the Company's common stock, valued at $1,000,000. CN, which was merged into CheckRite International ("CRI"), provides check recovery services. Effective January 1, 1996, CRI acquired all of the outstanding stock of Northwest CheckRite, Inc., ("NCI") a former franchisee of CRI, for $1,200,000. As noted below, substantially all of the assets of CRI were sold during fiscal 1998, including the CN and NCI operations.

      The above transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method. The acquisitions of LVSC, ION, FNS, CN and NCI did not have a material effect on the results of operations in the year of acquisition. Accordingly, no pro forma results have been presented.

      In connection with the acquisition of Broadcast International, Inc. ("BII") on June 30, 1995, management developed and implemented certain restructuring plans. The estimated cost of these actions as of June 30, 1995 was approximately $1,369,000 and was accrued in purchase accounting. During fiscal 1996, the Company increased the estimated cost by approximately $505,000. During fiscal 1998, 1997, and 1996 the Company charged approximately $224,000, $400,000 and $1,017,000, respectively, of severance and lease costs against this accrual. In addition to the restructuring actions, the Company recorded certain other assets and liabilities in purchase accounting. During fiscal 1996, DBC wrote off additional assets and increased certain liabilities in the aggregate amount of approximately $659,000. These adjustments were recorded as an increase to goodwill and are being amortized over the remaining life of goodwill.


4.    DISCONTINUED OPERATIONS

      Effective March 31, 1997, the Company adopted a plan to sell its CRI and Instore Satellite Network ("ISN") businesses which had historically made up the Company's Business Services segment. Accordingly, these businesses have been accounted for as discontinued operations in the accompanying financial statements. On May 1, 1998, the Company consummated the sale of substantially all of the assets of CRI for $15,500,000 in cash.

      The initial estimated loss on the disposal of CRI and ISN was $21,264,000 (including taxes of $8,231,000), consisting of an estimated loss on disposal of the business of $20,653,000 and a provision of $611,000 for anticipated operating losses until disposal. This loss resulted primarily from the non-cash write-off of the net assets of the businesses. Prior to the write-off, the net assets included $34,239,000 of unamortized goodwill. The ISN operations have continued to generate positive operating cash flows. Estimated costs associated with these disposals, including taxes, have been recorded as accrued liabilities.

      Although DBC held discussions with potential buyers of ISN, there was no assurance that a transaction would be completed. Therefore, in the second quarter of fiscal 1998, the Company recorded a second charge for ISN. The additional charge amounted to $5,202,000, including a net tax benefit of $3,006,000. This additional loss was primarily a non-cash writedown of net assets to adjust the carrying value of ISN to the net present value of the expected cash flow from its current customer contracts, net of related service costs.

      In February 1998, the Company adopted a plan to dispose of its interest in the Lawyers Communications Network due to the disappointing pace of subscriber additions to date. Accordingly, this business has also been accounted for as discontinued operations in the accompanying financial statements. The estimated loss on disposal, including remaining contractual obligations and other exit costs, was $907,000, net of a tax benefit of $593,000, and was recorded in the second quarter of fiscal 1998.

      Revenues for these operations were as follows:

                            1998              1997              1996
                            ----              ----              ----
      CRI               $16,366,000       $17,710,000       $15,021,000
      ISN               $12,651,000       $14,468,000       $17,948,000
      LCN                   $46,000                 -                 -

      Net assets of the discontinued operations consisted of the following as of June 30, 1998 (in thousands):

                  Property and equipment          $3,139
                  Accounts receivable              1,273
                  Goodwill                           691
                  Prepaid expenses                   462
                  Accrued liabilities             (4,364)
                  Other net assets                   (21)
                                                  ------
                                                  $1,180
                                                  ======


5.    SALE OF SHARK

      On May 8, 1995, under the terms of a definitive agreement dated April 13, 1995, a subsidiary of Automatic Data Processing, Inc. ("ADP") purchased substantially all of the assets and assumed specified liabilities of Shark Information Services Corp. ("Shark"), a subsidiary of the Company. In fiscal 1997, the Company increased its pre-tax gain by $703,000 due to the reduction of certain reserves recorded at the time of the sale. Management determined that these reserves were no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.


6.    OTHER ITEMS

      In fiscal 1998, the Company incurred $1,040,000 of other charges, including professional fees related to potential acquisitions and the organization of Marketwatch, moving certain operations in California and the settlement of a sales tax audit.

      During fiscal 1996, the Company expensed approximately $1,913,000 of merger and consolidation costs, primarily related to the cost of certain duplicative employees of BII prior to their termination and costs to consolidate certain operations in San Mateo, California.


7.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at June 30, (in thousands):
                                                   1998            1997
                                                   ----            ----
      Receiver equipment held by subscribers     $28,377         $26,776
      Computer and communication equipment        21,792          18,539
      Furniture and fixtures                       2,512           1,594
      Leasehold improvements                       2,259           1,027
                                                  ------          ------
                                                  54,940          47,936
      Less accumulated depreciation               37,571          29,599
                                                  ------          ------
                                                 $17,369         $18,337
                                                  ======          ======

      Depreciation expense was $9,622,000, $8,581,000 and $7,119,000 for fiscal years 1998, 1997, and 1996, respectively.

8.    LONG-TERM DEBT

      Long-term debt consisted of the following at June 30, (in thousands):
                                                   1998            1997
                                                   ----            ----
      Key Bank term loan                          $1,500          $2,500
      Less current maturities                      1,000           1,000
                                                  ------          ------
      Long-term debt                              $  500          $1,500
                                                  ======          ======

      In March 1996, the Company entered into a $36,500,000 loan agreement with Key Bank National Association. The agreement provided for an acquisition line of credit of $30,000,000, a revolving line of credit of $3,000,000 and a term loan of $3,500,000. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing each quarter. As of June 30, 1998, the total amount available under the acquisition line of credit had been reduced to $18,750,000. The term loan matures on December 31, 1999 with principal payments of $250,000 due quarterly. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 7.94 percent as of June 30, 1998. To date, DBC has not drawn on the line of credit facilities. Unused commitment fees of 0.25 percent and 0.325 percent are charged to DBC based on the average daily balance of the unused portion of the acquisition line of credit and revolving line of credit, respectively. This agreement includes various restrictive covenants, including a restriction on the payment of dividends, and requires the Company to maintain certain financial ratios. At June 30, 1998, the Company was in compliance with these covenants. At June 30, 1998 and 1997, $750,000 was included in Other Assets, representing a cash balance in an interest-bearing account, required to be maintained as long as any amounts are outstanding under this agreement.

      In conjunction with this agreement, DBC prepaid its outstanding bank debt during fiscal 1996 using the proceeds from the term loan and existing cash reserves. DBC recorded an extraordinary loss of approximately $225,000, net of tax of $148,000 in the fourth quarter of fiscal 1996 as a result of the prepayment of one of its bank obligations.

      Amounts due associated with long-term debt are as follows (in thousands): 1999 - $1,000 and 2000 - $500.

      The Company paid approximately $285,000, $591,000 and $1,078,000 of interest on long-term debt during the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Interest expense for the fiscal years ended June 30, 1998, 1997 and 1996, was $373,000, $616,000 and
      $1,322,000, respectively.


9.    STOCK BASED COMPENSATION

      In connection with the Data Broadcasting Corporation Stock Option Plan (the "Option Plan"), the Company has reserved 7,250,000 shares of DBC common stock. The Option Plan provides for the discretionary issuance of stock options to employees. The exercise price of options granted equals the market price at the date of grant. Options expire five to ten years from the date of grant and generally vest ratably over three years. In certain cases options have been granted with no vesting requirements. In the past, the Company has also issued stock options and warrants as partial consideration for the acquisition of businesses and other transactions. These securities are not part of the Option Plan but are included in the activity below.

                                                          Weighted Average
                                           Shares          Exercise Price
                                           ------         ----------------
      Outstanding, June 30, 1995           6,643               $3.65
      Granted                              1,140                8.42
      Exercised                           (2,066)               3.20
      Canceled                              (145)               3.89
                                           -----
      Outstanding, June 30, 1996           5,572                4.78
      Granted                                663                7.01
      Exercised                           (1,525)               3.21
      Canceled                              (251)               4.44
                                           -----
      Outstanding, June 30, 1997           4,459                5.67
      Granted                                841                5.16
      Exercised                             (180)               3.97
      Canceled                              (118)               7.51
                                           -----               -----
      Outstanding, June 30, 1998           5,002                5.13
                                           =====               =====
      Exercisable, June 30, 1998           3,668                4.92
                                           =====               =====

                                          Outstanding           Exercisable
                                          -----------           ------------
                                           Weighted               Weighted
                                            Average                Average
                                Shares  Exercise Price  Shares  Exercise Price
                                ------  --------------  ------  --------------
      Range of option exercise prices:
       $1.22 to $2.47 (Avg.
        life: 4.16 years)         648        2.09         648        2.09
       $2.96 to $5.38 (Avg.
        life: 5.61 years)       3,051        4.75       2,208        4.65
       $5.50 to $10.19 (Avg.
        life: 5.67 years)       1,303        7.40         812        7.91
                                -----                   -----
                                5,002                   3,668
                                =====                   =====

      On June 22, 1998, the Board of Directors ratified the Stock Option Committee's recommendation to re-price all stock options with an exercise price of $6.81 or higher held by active directors and employees. This re-pricing reduced the exercise price of 882,833 stock options to $5.19 and excluded options issued to executive officers under contractual agreements.

      The weighted average fair value per share of options granted was $2.21, $2.53 and $3.06 for the years ended June 30, 1998, 1997 and 1996, respectively.

      The following pro forma information presents DBC's net income (loss) and basic and diluted earnings per share for the years ended June 30, 1998, 1997 and 1996 as if compensation cost had been measured under the fair value method of SFAS No. 123.

                                1998           1997          1996
                                ----           ----          ----
      Net income (loss)       $(5,631)      $(18,965)       $7,760
      Basic income (loss)
        per share              $(0.17)        $(0.58)        $0.25
      Diluted income (loss)
        per share              $(0.17)        $(0.56)        $0.24

      The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:
                                  1998             1997              1996
                                  ----             ----              ----
      Risk free interest rate     5.75%            6.05%             6.05%
      Expected life (in years)     4.0              3.5               3.5
      Volatility                    62%              50%               50%
      Expected dividend yield        0%               0%                0%

      Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management's opinion is that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The impact on pro forma net income and net income per share in current years may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.


10.   STOCKHOLDERS' EQUITY

      In addition to the Company's common stock, the Company is authorized to issue 5,000,000 preferred shares, $0.01 par value, none of which have been issued.

      On November 12, 1996, the Company announced that its Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock. This plan will continue to be implemented from time to time in either open market or private transactions. As of June 30, 1998, the Company had repurchased approximately 1,597,000 shares at a cost of $9,743,000.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases communication and test equipment, office facilities and equipment, and has distribution agreements for satellite and cable space and FM radio channels, generally under noncancellable lease arrangements that expire on various dates through fiscal 2013. Certain of the lease agreements for premises require the Company to pay operating costs, including property taxes and maintenance costs, and include rent adjustment clauses.

      Rent expense approximated $8,260,000, $7,750,000 and $5,967,000 in fiscal 1998, 1997 and 1996, respectively. At June 30, 1998, future minimum operating lease payments, including approximately $640,000 recorded as a liability in connection with the sale of the assets of Shark and the acquisition of BII, are as follows (in thousands):

                      Real Estate and Equipment        Distribution Agreements
                      -------------------------        -----------------------
      1999                     $3,147                           $4,310
      2000                      2,645                            2,734
      2001                      2,467                            2,058
      2002                      2,129                            1,085
      2003                      1,206                              260
      Thereafter                9,125                              138
                              -------                          -------
      Total minimum lease      20,719                          $10,585
        payments                                               =======
      Less amounts accrued        640
                              -------
                              $20,079
                              =======

      These minimum lease payments have not been reduced by minimum future sublease rentals of $1,166,000.

      Certain subscribers previously brought a class action litigation against the Company related to its performance under certain subscriber contracts. In July 1997, the Company commenced a mailing to current and former subscribers to certain of its services, which contained an offer to upgrade their service to take advantage of new products and technologies the Company is introducing. This settlement was approved by the court in October 1997. The Company accrued $700,000 in fiscal 1997 to cover the estimated costs of this settlement, principally legal fees and expenses. In fiscal 1998, this accrual was reduced by $103,000 due to the revision of certain estimates.

      Certain check writers have brought a class action suit against CheckRite of California, a subsidiary of the Company, alleging violations of the federal Fair Debt Practices Act and the California Unfair Business Practices Act. The Company has denied the allegations but has negotiated a tentative settlement, pending the Court's approval. The Company does not expect that settlement of this case will have a material effect on the financial condition or results of operations of the Company.

      The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company. See Note 2 for a discussion of contingencies related to acquisitions.


12.   CNBC PROCEEDS AND OBLIGATIONS

      On March 1, 1996, DBC received a final payment of approximately $7,738,000 from the Consumer News and Business Channel as the result of arbitration of certain matters related to a previous transaction. The gross amounts payable for commissions, expenses and obligations to claimholders approximating $4,560,000, less claims owned by DBC of approximately $345,000, were paid in the fourth quarter of fiscal 1996. In fiscal 1997, the Company increased its pre-tax gain from this transaction by $249,000 due to the reduction of certain reserves recorded at the time of the initial transaction. Management determined that these reserves were no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.

13.   INCOME TAXES

      The components of net deferred tax assets as of June 30, 1998 and 1997 are as follows (in thousands):
                                                         1998          1997
                                                         ----          ----
      Deferred tax assets
        Federal net operating loss carryforwards        $8,132        $8,545
        Amortization of goodwill and capitalized
          software                                       2,428         2,187
        Property and equipment                           1,458         1,339
        Sale of discontinued operations                  1,281         5,450
        State net operating loss carryforwards           1,046         1,117
        Purchase accounting liabilities                    699           933
        Expenses - sale of Shark                           245           384
        Lease obligations                                   42            75
        Minimum tax credit carryforward                      -         1,044

        Other                                            1,130         1,793
                                                       -------       -------
        Gross deferred tax assets                       16,461        22,867
        Valuation allowance                              2,601         2,601
                                                       -------       -------
        Total deferred tax assets                       13,860        20,266
                                                       -------       -------
      Deferred tax liabilities
        Sale/leaseback obligations                         522         1,146
        Subscriber contracts                               195           502
        Sale of discontinued operations                      -        13,374
        Other                                               23             5
                                                       -------       -------
        Total deferred tax liabilities                     740        15,027
                                                       -------       -------
      Net deferred tax assets                          $13,120        $5,239
                                                       =======       =======

      The Company has net operating loss carryforwards ("NOLs") of $22,334,000. The use of certain NOLs is limited by the Internal Revenue Code due to prior ownership changes. These NOLs expire through 2007 and are subject to an annual limitation of approximately $2,200,000.

      The (benefit)/provision for taxes are as follows for the years ended June 30, (in thousands):

                                                 1998      1997      1996
                                                 ----      ----      ----
      Federal:
        Current                                $2,503    $2,344    $3,987
        Deferred                                 (415)      564     1,203
      State:
        Current                                   617       673       502
        Deferred                                 (238)      (68)      385
                                               ------    ------     -----
      Tax on continuing operations              2,467     3,513     6,077
      Tax (benefit) on discontinued operations (4,662)    7,897       965
      Benefit on extraordinary loss                 -         -      (148)
                                               ------   -------    ------
                                              $(2,195)  $11,410    $6,894
                                               =======   ======     =====

      The consolidated (benefit)/provision for taxes for consolidated operations are as follows (in thousands):

                                        1998         1997         1996
                                        ----         ----         ----
      Federal:
        Current                         4,104       $2,344      $3,873
        Deferred                       (5,908)       6,844       2,044
      State:
        Current                         1,264          802         924
        Deferred                       (1,655)       1,420         201
      Benefit on extraordinary loss         -            -        (148)
                                      -------      -------      ------
                                      $(2,195)     $11,410      $6,894
                                      =======      =======      ======

      The Company's effective tax rate for continuing operations differs from the federal statutory rate, as shown in the following reconciliation for the three years ended June 30, 1998:

                                                        1998    1997    1996
                                                        ----    ----    ----
      Income tax expense at federal statutory rate      35.0%   35.0%   35.0%
      State income tax expense, net of federal benefit   4.5     4.9     4.2
      Amortization of goodwill                           5.5     2.9     0.8
      Other, net                                         0.2    (3.4)    0.1
                                                        ----    ----    ----
      Effective income tax rate                         45.2%   39.4%   40.1%
                                                        ====    ====    ====

      The Company paid approximately $4,439,000, $881,000, $925,000 in federal and state income taxes during the years ended June 30, 1998, 1997 and 1996, respectively.


14.   401(k) PLAN

      The Company has a 401(k) plan covering substantially all full-time employees of the Company. Employer contributions to the plan are determined annually by the Company and are made on behalf of participants who have elected to defer receipt of a portion of their compensation otherwise payable in a plan year. Such Company contributions totaled approximately $516,000, $470,000 and $380,000 in fiscal years 1998, 1997, 1996, respectively.

15.   CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company has deposited its temporary cash investments with nine banks and two financial institutions of high credit quality. At June 30, 1998, approximately $24,680,000 of cash and cash equivalents was deposited in four money market accounts. These accounts are largely invested in U. S. Government obligations and investment grade commercial paper, thereby limiting credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographical regions of North America. At June 30, 1998, the Company believes that it had no significant concentrations of credit risk.

16.   SUBSEQUENT EVENTS

      On August 31, 1998, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services division of ADP ("GTIS") for $3,786,000 in cash. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. The transaction will be accounted for as a purchase.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                     (In thousands, except per share data)



                                       Quarter
                          -----------------------------------    Year Ended
                           First    Second    Third    Fourth   June 30, 1998
                          -------  --------  -------  --------  -------------

Revenues                  $23,143  $22,901   $22,245  $21,603     $89,892
Total costs and expenses   20,323   21,023    21,052   22,060      84,458
Income (loss) from
 operations                 2,820    1,878     1,193     (457)      5,434
Provision (benefit) for
 income taxes               1,250      960       563     (306)      2,467
Income (loss) from
 continuing operations      1,692    1,009       688     (396)      2,993
Loss from discontinued
 operations                  (767)  (6,989)        -        -      (7,756)
Net income (loss)             925   (5,980)      688     (396)     (4,763)
Earnings (loss) per
 share - continuing
 operations
   Basic                    $0.05    $0.03     $0.02   $(0.01)      $0.09
   Diluted                  $0.05    $0.03     $0.02   $(0.01)      $0.09
Earnings (loss) per
 share - net
   Basic                    $0.03   $(0.18)    $0.02   $(0.01)     $(0.15)
   Diluted                  $0.03   $(0.18)    $0.02   $(0.01)     $(0.14)


                                       Quarter
                          -----------------------------------    Year Ended
                           First    Second    Third    Fourth   June 30, 1997
                          -------  --------  -------  --------  -------------

Revenues                  $22,513  $23,096   $23,579  $23,290     $92,478
Total costs and expenses   19,479   20,115    21,459   22,251      83,304
Income from operations      3,034    2,981     2,120    1,039       9,174
Provision for income taxes  1,144    1,501       826       42       3,513
Income from continuing
 operations                 1,666    1,859     1,339      532       5,396
Loss from discontinued
 operations                   (77)    (259)  (22,032)  (1,307)    (23,675)
Net income (loss)           1,589    1,600   (20,693)    (775)    (18,279)
Earnings per share -
 continuing operations
   Basic                    $0.05    $0.06     $0.04    $0.02       $0.17
   Diluted                  $0.05    $0.06     $0.04    $0.02       $0.16
Earnings (loss) per
 share - net
   Basic                    $0.05    $0.05    $(0.63)  $(0.02)     $(0.56)
   Diluted                  $0.05    $0.05    $(0.61)  $(0.02)     $(0.54)

       Report of Independent Accountants on Financial Statement Schedule
       -----------------------------------------------------------------






To the Board of Directors and Stockholders of Data Broadcasting Corporation:


Our audits of the consolidated financial statements referred to in our report dated August 13, 1998 appearing in this Annual Report to stockholders of Data Broadcasting Corporation also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PricewaterhouseCoopers LLP


Salt Lake City, Utah
August 13, 1998

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              For the Years Ended June 30, 1998, 1997 and 1996
                                (in thousands)


Schedule VIII - Valuation and Qualifying Accounts

                                          Additions
                                      -------------------
                          Balance at  Charged                          Balance
                          Beginning   to Costs   Charged      Write    at End
                             of         and      to Other     Offs/      of
                           Period     Expenses   Accounts  Recoveries  Period
                           ------     --------   --------  ----------  ------

Description
-----------

Allowance for doubtful accounts:
  Year Ended June 30, 1996 $1,237      $2,120                $2,036    $1,321
  Year Ended June 30, 1997  1,321       1,954        $62 (A)  1,355 (B) 1,982
  Year Ended June 30, 1998  1,982       2,177                 2,793     1,366

Deferred income tax valuation allowance:
  Year Ended June 30, 1996 $2,601                                      $2,601
  Year Ended June 30, 1997  2,601                                       2,601
  Year Ended June 30, 1998  2,601                                       2,601

(A)  Allowance for doubtful accounts recorded through acquisitions.
(B)  Includes $430 reclassified to discontinued operations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

None.

                               PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 --------------------------------------------------

That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Board of Directors - Nominees" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1998 and to be used in connection with its Annual Meeting of Stockholders expected to be held in January 1999 is hereby incorporated by reference. Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in Part I of this Form 10-K.

Item 11.        EXECUTIVE COMPENSATION
                ----------------------

That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation and Other Information" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1998 and to be used in connection with its Annual Meeting of Stockholders expected to be held in January 1999 is hereby incorporated by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  ---------------------------------------------------
                  MANAGEMENT
                  ----------

That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1998 and to be used in connection with its Annual Meeting of Stockholders expected to be held in January 1999 is hereby incorporated by reference.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Other Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1998 and to be used in connection with its Annual Meeting of Stockholders expected to be held in January 1999 is hereby incorporated by reference.


>PAGE>

                                 PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

A.          The following documents are filed as part of this report:

      1.    Financial Statements
            --------------------

            The financial statements and report of independent accountants required by this item are included in Part II, Item 8. See pages 20 to 33, herein.

      2.    Financial Statement Schedule
            ----------------------------

            Schedule VIII, Valuation and Qualifying Accounts, and the related report of independent accountants are included in Part II, Item 8. See pages 35 to 36 herein.

      3.    Exhibits*
            --------

            The exhibits to this Form 10-K are listed below.

            Exhibit
            Number        Description of Exhibit
            -------       ----------------------

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



------------------------

            Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

            10.2 Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994.

            10.3 Employment Agreement between Data Broadcasting Corporation and Alan J. Hirschfield (Exhibit 10.3 to Form 10-K for the year ended June 30, 1997).**

            10.4 Employment Agreement between Data Broadcasting Corporation and Allan R. Tessler (Exhibit 10.4 to Form 10-K for the year ended June 30, 1997).**

            10.5 Employment Agreement between Data Broadcasting Corporation and B. Douglas Smith (Exhibit 10.9 to Form 10-K for year ended June 30, 1993).**

            10.6 Employment Agreement between Data Broadcasting Corporation and James A. Kaplan (Exhibit 9 to Form 8-K, filed on May 16,
                  1994).**

            10.7 Employment Agreement between Data Broadcasting Corporation and Mark F. Imperiale (Exhibit 10.7 to Form 10-K for the year ended June 30, 1997).**

            10.8 Dwight H. Egan Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.25 to Form S-4, declared effective on May 25, 1995).**

            10.9 Dennis L. Crockett Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.26 to Form S-4, declared effective on May 25, 1995).**

            10.10 Employment Agreement with Reed L. Benson dated July 18, 1994
                  (Exhibit 10.33 to Form S-4, declared effective on May 25,
                  1995).**

            10.11 Promissory Note between Data Broadcasting Corporation, as
                  Maker, and Del, Rubel, Shaw, Mason & Derin, as Payee
                 (Exhibit 3 to Form 8-K, filed on May 16, 1994).

            10.12 Transponder Service Agreement between Broadcast
                  International, Inc. and Hughes Communications Satellite Services, Inc. dated July 1, 1990 (Exhibit 10.21 to Form S-4, declared effective on May 25, 1995).

            10.13 Satellite Transmission and Reception Service Agreement
                  between Broadcast International, Inc. and U.S. Satellite Corporation, Inc. dated June 22, 1987 (Exhibit 10.23 to Form S-4, declared effective on May 25, 1995).

            10.14 Transponder Sale Agreement between Broadcast International,
                  Inc. and GTE Spacenet Corporation dated December 8, 1992 (Exhibit 10.24 to Form S-4, declared effective on May 25,
                  1995).

            10.15 Loan Agreement by and among Data Broadcasting Corporation, as the Borrower, and Society National Bank, as Agent (Exhibit 1 to Form 8-K filed on April 9, 1996).

            10.16 ILX/CMS Distribution Agreement (Exhibit 1 to Form 8-K filed on May 16, 1996).

            21    Subsidiaries of the Registrant.

            23    Consent of PricewaterhouseCoopers LLP.

            27    Financial Data Schedule.

B.    Reports on Form 8-K

      During the quarter ended June 30, 1998, the Registrant did not file a Current Report on Form 8-K.

--------------------

  **  Management contract or compensation plan or arrangement

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DATA BROADCASTING CORPORATION



                                   By:  /s/  Alan J. Hirschfield
                                        -------------------------------
                                            Alan J. Hirschfield
                                            Co-Chief Executive Officer
                                            September 25, 1998




                                  By:   /s/  Allan R. Tessler
                                        -------------------------------
                                            Allan R. Tessler
                                            Co-Chief Executive Officer
                                            September 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Principal Executive Officers:

                                  By:   /s/  Alan J. Hirschfield
                                        -------------------------------
                                            Alan J. Hirschfield
                                            Co-Chief Executive Officer
                                            September 25, 1998



                                  By:   /s/  Allan R. Tessler
                                        -------------------------------
                                            Allan R. Tessler
                                            Co-Chief Executive Officer
                                            September 25, 1998



Principal Financial Officer:      By:   /s/  Mark F. Imperiale
                                        -------------------------------
                                            Mark F. Imperiale
                                            President, Chief Operating Officer
                                            and Chief Financial Officer
                                            September 25, 1998



Principal Accounting Officer      By:   /s/  Andrew P. Schlotterbeck
                                        -------------------------------
                                            Andrew P. Schlotterbeck
                                            Vice President and Controller
                                            September 25, 1998

Directors:




/s/  Alan J. Hirschfield                     /s/  James A. Kaplan
-------------------------                    --------------------------
Alan J. Hirschfield                          James A. Kaplan
Co-Chairman of the Board                     Director
September 25, 1998                           September 25, 1998




/s/  Allan R. Tessler                        /s/  David R. Markin
-------------------------                    --------------------------
Allan R. Tessler                             David R. Markin
Co-Chairman of the Board                     Director
September 25, 1998                           September 25, 1998


                                             /s/  Herbert S. Schlosser
-------------------------                    --------------------------
Charles M. Diker                             Herbert S. Schlosser
Director                                     Director
September    , 1998                          September 25, 1998
          ---



/s/  Dwight H. Egan                          /s/  Carl Spielvogel
-------------------------                    --------------------------
Dwight H. Egan                               Carl Spielvogel
Director                                     Director
September 25, 1998                           September 24, 1998



-------------------------
Donald P. Greenberg
Director
September    , 1998