Form 10-Q
period 1998-09-30
DATA BROADCASTING CORPORATION
filed 1998-11-17
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998.

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


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 11, 1998 was 32,231,349.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                     (In thousands, except per share data)



                                                       Three Months Ended
                                                         September 30,
                                                      -------------------

                                                       1998          1997
                                                      ------        ------
REVENUES                                             $22,491       $23,143

COSTS AND EXPENSES
   Cost of services and sales                          9,351         8,974
   Selling, general and administrative                 8,336         7,626
   Depreciation and amortization                       4,041         3,723
                                                      ------        ------
   Total costs and expenses                           21,728        20,323
                                                      ------        ------

INCOME FROM OPERATIONS                                   763         2,820
   Losses from joint ventures                           (923)            -
   Other income (expense), net                           343           122
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               183         2,942
Provision for income taxes                              (112)       (1,250)
                                                      ------        ------

INCOME FROM CONTINUING OPERATIONS                         71         1,692
   Loss from discontinued
     operations, net of taxes                              -          (767)
                                                      ------        ------

NET INCOME                                               $71          $925
                                                      ======        ======
NET INCOME (LOSS) PER SHARE
  Basic:
   Income from continuing operations                   $0.00         $0.05
   Loss from discontinued operations                       -         (0.02)
                                                      ------        ------
   Net income                                          $0.00         $0.03
                                                      ======        ======

  Diluted:
   Income from continuing operations                   $0.00         $0.05
   Loss from discontinued operations                       -         (0.02)
                                                      ------        ------
   Net income                                          $0.00         $0.03
                                                      ======        ======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic                                               32,967        32,700
  Diluted                                             33,586        33,271



          See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)
                                                    September 30,   June 30,
                                                        1998          1998
                                                      --------     ---------
ASSETS
------
Current Assets:
   Cash and cash equivalents                          $ 19,443     $ 26,256
   Accounts receivable, net                              7,355        7,478
   Income taxes receivable                               1,363        1,161
   Net assets of discontinued operations                 1,988        1,180
   Prepaid expenses and other current assets             1,040          885
                                                      --------     --------
     Total Current Assets                               31,189       36,960
Property and equipment, net                             16,477       17,369
Software development costs, net of accumulated
     amortization of $6,669 and $6,037                   4,468        4,794
Goodwill, net of accumulated amortization
     of $12,896 and $11,957                             49,447       46,093
Deferred tax assets, net                                13,658       13,658
Other non-current assets                                 8,271        7,590
                                                      --------     --------
     TOTAL ASSETS                                     $123,510     $126,464
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                     $5,726       $6,798
   Accrued liabilities                                   6,493        5,462
   Deferred tax liabilities                                538          538
   Current maturities of long-term debt                  1,000        1,000
   Other current liabilities                               710          733
                                                      --------     --------
                                                        14,467       14,531
   Deferred revenue                                      6,327        7,545
                                                      --------     --------
     Total Current Liabilities                          20,794       22,076
Long-term debt                                             250          500
Other non-current liabilities                              989        1,363
                                                      --------     --------
     TOTAL LIABILITIES                                  22,033       23,939
                                                      --------     --------

Commitments and contingencies

Stockholders' Equity:
     Common stock                                          345          345
     Additional paid-in capital                        101,225      101,241
     Retained earnings                                  10,120       10,049
     Treasury stock                                    (10,213)      (9,110)
                                                      --------     --------
        TOTAL STOCKHOLDERS' EQUITY                     101,477      102,525
                                                      --------     --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $123,510     $126,464
                                                      ========     ========


          See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------

                                                          1998          1997
                                                        --------      --------


CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                 $71          $925
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                       4,781         4,995
     Equity in loss of joint venture                       923             -
     Other non-cash items, net                             558           587
Changes in operating assets and liabilities, net        (2,291)       (2,221)
                                                       -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                4,042         4,286
                                                       -------       -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash paid for acquisitions                            (3,922)           (3)
  Purchase of property and equipment                    (3,273)       (1,948)
  Investment in joint ventures                          (1,983)         (250)
  Capitalized software development costs                  (306)         (452)
                                                       -------       -------
NET CASH USED IN INVESTING ACTIVITIES                   (9,484)       (2,653)
                                                       -------       -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Purchase of treasury stock                            (1,198)         (233)
  Payments of long-term debt                              (252)         (273)
  Exercise of common stock options and warrants             79           329
                                                       -------       -------
NET CASH USED IN FINANCING ACTIVITIES                   (1,371)         (177)
                                                       -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (6,813)        1,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        26,256        10,524
                                                       -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $19,443       $11,980
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

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended September 30, 1998 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.


2. EARNINGS PER SHARE
   ------------------

In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share presented for prior periods have been restated to conform to the new presentation. In each period, the difference between basic and diluted shares is the dilutive effect of stock options and warrants.

3. JOINT VENTURE
   -------------

In October 1998, Marketwatch.Com LLC, the Company's 50-50 joint venture with CBS Broadcasting, Inc., filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock.

4. ACQUISITIONS
   ------------

On August 31, 1998, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services division of ADP ("GTIS") for $3,922,000 in cash, including $135,000 in transaction expenses. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. The transaction has been accounted for as a purchase and goodwill will be amortized over 15 years.

5. STOCKHOLDERS' EQUITY
   --------------------

During the quarter ended September 30, 1998 the company repurchased 243,716 shares of common stock for $1,198,000.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Company's continuing operations include DBC's real-time stock market quotes, equity analytics, foreign exchange data, financial market information and news, access to historical financial databases, and other information to individual and institutional investors, traders and portfolio managers on a subscription basis. The Company's continuing operations also include Capital Management Sciences' ("CMS") BondEdge fixed income data and analytics service. The continuing operations also provide sports information to sports enthusiasts, and international news and government transcripts to media, government agencies, and corporations. The Company distributes its services via the Internet or communication devices that rely on FM subcarriers, satellite transmission, cable television systems or telephone lines. Discontinued operations include Instore Satellite Network ("ISN") which delivers point to multipoint communication services, primarily to retail merchants and business associations, and Lawyers Communications Network ("LCN"), a limited liability company formed with the American Bar Association which provides continuing legal education and other information to legal professionals.

Marketwatch.Com LLC ("Marketwatch"), a joint venture with CBS Broadcasting, Inc., delivers a broad range of financial news and information, including real-time and delayed market prices of stocks, bonds, options and mutual funds and original news and commentary from financial market analysts, economists and reporters, via the Company's Internet business information site.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

                                       SELECTED FINANCIAL DATA ($ Thousands)
                                      For the Three Months Ended September 30,
                                                1998             1997
                                                ----             ----
  Revenues
     DBC - market data and news               $16,969          $18,243
     CMS - fixed income data and analytics      5,522            4,900
                                              -------          -------
     Total                                     22,491           23,143

  Cost of services and sales                    9,351            8,974
  Selling, general and
   administrative
     Sales and marketing                        4,861            4,378
     G&A                                        3,475            3,248

  Depreciation and amortization
     Equipment and leasehold
      improvements                              2,424            2,225
     Goodwill                                     971              924
     Software development
      and other                                   646              574
                                              -------          -------

  Income from operations                      $   763          $ 2,820
                                              =======          =======

  Income (loss) from operations
     DBC - market data and news                $ (372)          $2,396
     CMS - fixed income data and analytics      2,055            1,293
     Corporate and unallocated                   (920)            (869)
                                              -------          -------
                                              $   763          $ 2,820
                                              =======          =======


Revenues from continuing operations decreased by three percent overall. This decrease reflects declines in net subscribers of broadcast services. Although these subscriber declines were largely offset by subscriber increases for Internet-delivered services, lower prices for Internet-delivered services resulted in a revenue decline. The revenue increase for CMS BondEdge is primarily due to price increases.

Operating income decreased by $2.1 million over last year's first quarter, due in part to the revenue decline and substantial marketing and product development costs for the InSite and AgCast initiatives.

The Company's pre-tax share of the net losses of Marketwatch totaled $0.9 million in the current quarter equal to $0.01 per share. There were no losses in the prior year period as the joint venture was formed in October 1997.

The effective tax rate on continuing operations was 61 percent for the quarter ended September 30, 1998, compared with 42 percent for the first quarter of the prior year. The increase is mainly due to the impact of non-deductible goodwill amortization on lower levels of income.

Income from continuing operations for the first quarter of fiscal 1999 totaled $0.1 million, equal to $0.00 per basic and diluted share. Last year's first quarter income from continuing operations was $1.7 million or $0.05 per basic and diluted share. Last year's net income per share was $0.03, net of a $0.02 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $4.0 million and $4.3 million for the three months ended September 30, 1998 and 1997, respectively. This decrease was principally due to lower operating earnings, adjusted for non-ash items including depreciation and amortization. The Company invested $3.6 million of cash in the first quarter of fiscal 1999 for property and equipment and capitalized software development (including $1.3 million in leasehold improvements for new office space) compared to $2.4 million in the comparable fiscal 1998 period. The Company paid $3.9 million for the acquisition of GTIS during the first quarter of fiscal 1999.

The Company advanced $2.0 million to Marketwatch during the most recent quarter. In addition, the Company spent $1.2 million during the current quarter to repurchase its own shares, compared with $0.2 million in the corresponding prior year period.

In October 1998, the Company announced that its Board of Directors had increased its authorization to repurchase shares from 2,000,000 to 4,000,000 shares. Subsequent to September 30, 1998, the Company repurchased 696,097 shares for $2.9 million.

Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

DBC's debt agreement with Key Corporate Capital, Inc. requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At September 30, 1998, the Company was in compliance with these covenants.


BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

In October 1998, Marketwatch filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock.

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

     - The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

     - The ability of the Company to broaden its subscriber base with less expensive but valuable services.

     - The potential obsolescence of the Company's services due to the introduction of new technologies.

     - The Company's failure to complete its year 2000 compliance plan on a timely basis.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a. The following exhibits are filed as part of this report:

      Exhibit
      Number             Description of Exhibit
      ------             ----------------------

      27                 Financial Data Schedule

  b.  Reports on Form 8-K

      During the quarter ended September 30, 1998, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         DATA BROADCASTING CORPORATION
                                 (Registrant)





Dated:  November 16, 1998                       By: /s/ Allan R. Tessler
      --------------------                         ---------------------------
                                                   Allan R. Tessler
                                                   Co-Chief Executive Officer






Dated:  November 16, 1998                       By: /s/ Alan J. Hirschfield
      --------------------                         ---------------------------
                                                   Alan J. Hirschfield
                                                   Co-Chief Executive Officer






Dated:  November 16, 1998                       By: /s/ Mark F. Imperiale
      --------------------                         ---------------------------
                                                   Mark F. Imperiale
                                                   President, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer