Form 10-Q
period 1998-12-31
DATA BROADCASTING CORPORATION
filed 1999-02-16
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 1998.

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


The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 9, 1999 was 34,841,963.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------


                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                     (In thousands, except per share data)



                                    Three Months Ended      Six Months Ended
                                       December 31,            December 31,
                                    ------------------      ----------------
                                    1998         1997       1998        1997
                                   ------       ------     ------      ------


REVENUES                          $24,175      $22,901    $46,666     $46,044

COSTS AND EXPENSES
   Cost of services and sales      10,358        8,887     19,709      17,861
   Selling, general and
     administrative                 9,099        8,263     17,435      15,889
   Depreciation and amortization    4,057        3,873      8,098       7,596
                                  -------      -------    -------     -------
   Total costs and expenses        23,514       21,023     45,242      41,346
                                  -------      -------    -------     -------

INCOME FROM OPERATIONS                661        1,878      1,424       4,698
   Income (loss) from joint
     ventures                      (1,166)           5     (2,089)          5
   Other income, net                  277           86        620         208
                                  -------      -------    -------     -------

INCOME (LOSS) BEFORE INCOME TAXES    (228)       1,969        (45)      4,911
Benefit (provision) for
  income taxes                        140         (960)        28      (2,210)
                                  -------      -------    -------     -------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                          (88)       1,009        (17)      2,701
   Loss from discontinued
     operations, including taxes        -       (6,989)         -      (7,756)
                                  -------      -------    -------     -------
NET INCOME (LOSS)                 $   (88)     $(5,980)   $   (17)    $(5,055)
                                  =======      =======    =======     =======

NET INCOME (LOSS) PER SHARE
  Basic and Diluted:
   Income from continuing
     operations                     $0.00        $0.03      $0.00       $0.08
   Loss from discontinued
     operations                         -        (0.21)         -       (0.23)
                                  -------      -------    -------     -------
   Net income (loss)                $0.00       $(0.18)     $0.00      $(0.15)
                                  =======      =======    =======     =======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic                            32,755       32,804     32,861      32,752
  Diluted                          33,657       33,522     33,621      33,396

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)
                                                    December 31,     June 30,
                                                        1998           1998
                                                      --------      ---------

ASSETS
------
Current Assets:
   Cash and cash equivalents                          $ 26,209      $ 26,256
   Accounts receivable, net                              9,581         7,478
   Income taxes receivable                                 753         1,161
   Net assets of discontinued operations                 1,365         1,180
   Prepaid expenses and other current assets             1,017           885
                                                      --------      --------
     Total Current Assets                               38,925        36,960
Property and equipment, net                             15,490        17,369
Software development costs, net of accumulated
     amortization of $7,311 and $6,037                   4,225         4,794
Goodwill, net of accumulated amortization
     of $13,921 and $11,957                             48,422        46,093
Deferred tax assets, net                                15,663        13,658
Other non-current assets                                 8,871         7,590
                                                      --------      --------
     TOTAL ASSETS                                     $131,596      $126,464
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                     $6,860        $6,798
   Accrued liabilities                                   7,235         5,462
   Deferred tax liabilities                                538           538
   Current maturities of long-term debt                  1,000         1,000
   Other current liabilities                               690           733
                                                       -------      --------
                                                        16,323        14,531
   Deferred revenue                                      7,334         7,545
                                                       -------      --------
     Total Current Liabilities                          23,657        22,076
Long-term debt                                               -           500
Other non-current liabilities                              994         1,363
                                                       -------      --------
     TOTAL LIABILITIES                                  24,651        23,939

Commitments and contingencies

Stockholders' Equity:
     Common stock: Shares outstanding -33,374,835
       and 32,815,884                                      357           345
     Additional paid-in capital                        109,591       101,241
     Retained earnings                                  10,032        10,049
     Treasury stock                                    (13,035)       (9,110)
                                                      --------      --------
        TOTAL STOCKHOLDERS' EQUITY                     106,945       102,525
                                                      --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $131,596      $126,464
                                                      ========      ========

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                          Six Months Ended
                                                            December 31,
                                                       ----------------------
                                                         1998           1997
                                                       --------       --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                        $(17)       $(5,055)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                      9,538         10,050
     Write-down of net assets of discontinued
       operations, including taxes                          -          6,358
     Equity in loss (income) of joint venture           2,089             (5)
     Other non-cash items, net                            914          2,046
Changes in operating assets and liabilities, net       (2,317)        (4,022)
                                                      -------        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES              10,207          9,372
                                                      -------        -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                   (4,564)        (4,173)
  Cash paid for acquisitions                           (3,923)            (1)
  Investment in and advances to joint ventures         (3,403)          (553)
  Capitalized software development costs                 (706)        (1,009)
                                                      -------        -------
NET CASH USED IN INVESTING ACTIVITIES                 (12,596)        (5,736)
                                                      -------        -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Exercise of common stock options and warrants         7,085            612
  Purchase of treasury stock                           (4,238)          (233)
  Payments of long-term debt                             (505)          (544)
                                                      -------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     2,342           (165)
                                                      -------        -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (47)         3,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       26,256         10,524
                                                      -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $26,209        $13,995
                                                      =======        =======

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               (In thousands)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and six months ended December 31, 1998 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.

2. EARNINGS PER SHARE
   ------------------

In each period, the difference between basic and diluted shares is the dilutive effect of stock options and warrants.

3. JOINT VENTURE
   -------------

In October 1998, MarketWatch.com, Inc. ("MarketWatch"), the Company's 50-50 joint venture with CBS Broadcasting, Inc., filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of common stock. In January 1999 the registration statement was declared effective by the SEC. As a result of this transaction, DBC's interest was diluted from 50 percent to approximately 37 percent. DBC will continue to account for its investment under the equity method. In January 1999, MarketWatch used a portion of the approximately $50,000,000 in proceeds of its public offering to repay advances made by DBC, which amounted to $3,946,000 at December 31, 1998.

4. ACQUISITIONS
   ------------

On August 31, 1998, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services ("GTIS") division of Automatic Data Processing, Inc. for $3,923,000 in cash, including $135,000 in transaction expenses. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. The transaction has been accounted for as a purchase and goodwill is being amortized over 15 years.

5. STOCKHOLDERS' EQUITY
   --------------------

During the quarter ended December 31, 1998 the Company repurchased 714,000 shares of common stock for $3,041,000. The total repurchase activity for the six months ended December 31, 1998 was 958,000 shares for $4,238,000.

There were 1,255,000 stock options and warrants exercised during the quarter ended December 31, 1998 for $7,006,000. For the six months ended December 31, 1998 the total number of stock options and warrants exercised was 1,277,000 for $7,085,000.

6. SUBSEQUENT EVENTS
   -----------------

In January 1999, payment in full was received on the Company's loan to an executive of Federal News Service ("FNS") which was established in conjunction with the Company's acquisition of FNS. As of December 31, 1998, the loan balance was $2,152,000, including accrued interest.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Company delivers a wide range of information and analytical tools used primarily by investors to make investment decisions. The Company will primarily deliver these services over the Internet as a result of its decision to transition away from the Company's historical broadcast platforms. These services include the following:

 - Real-time financial market prices - equities, mutual funds, options, bonds, indices, futures, commodities and foreign exchange rates.

 - News - proprietary business articles, news headlines, press releases, wire services, agribusiness information and transcripts from U.S. and Russian government activities.

 - Access to historical financial databases - stock prices, technical charts, research reports and SEC filings.

 - Analytical tools - Technical stock charting and detailed fixed income portfolio analysis.

These services are delivered on a subscription basis via the Internet or communication devices that rely on FM subcarriers, satellite, cable television or telephone lines. While the majority of customers receive services via a broadcast technology, most of the Company's new customers are choosing Internet-delivered services. The Company expects the trend toward Internet services to continue to grow and the number of broadcast customers to decline. The Company also plans to use broadband, multi-cast technology to deliver its information and services in a multimedia format.

With the exception of certain fixed income services, which are targeted toward fixed income portfolio managers, most of the Company's customers have historically been individual investors. However, the Company has recently launched InSite, which is a high-level data service for institutional investors. The Company expects the number of its institutional customers will increase as a result of InSite.

MarketWatch.Com, Inc. ("MarketWatch") is a joint venture formed in October 1997 with CBS Broadcasting, Inc. It is an Internet web site that delivers a broad range of financial market information. The Company believes that most of the visitors to this site are individual investors. Although much of the information on MarketWatch is free to visitors, it does offer paid subscriptions to certain of its data. MarketWatch currently derives the bulk of its revenue from advertising and transaction fees.

DBC purchased substantially all of the assets of GTIS on August 31, 1998. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. The purchase resulted in goodwill which is being amortized over 15 years. This acquisition expands the Company's reach to institutional customers.

DBC owns two businesses which have been classified as discontinued operations for accounting purposes. Instore Satellite Network ("ISN") installs and operates point to multipoint satellite services for retail merchants. Lawyers Communications Network ("LCN") is a limited liability company formed with the

American Bar Association which provides continuing legal education and news via the Internet or satellite to legal professionals. The Company is currently engaged in negotiations to sell ISN and is engaged in other negotiation respecting the LCN.

     RESULTS OF CONTINUING OPERATIONS
     --------------------------------

                                       SELECTED FINANCIAL DATA ($ Thousands)
                                         For the Periods Ended December 31,

                                        Three Months            Six Months
                                       1998      1997         1998      1997
                                       ----      ----         ----      ----
  Revenues
     DBC - market data and news      $18,280   $17,989      $35,249   $36,232
     CMS - fixed income data and
       analytics                       5,895     4,912       11,417     9,812
                                     -------   -------      -------   -------
     Total                            24,175    22,901       46,666    46,044

  Cost of services and sales          10,358     8,887       19,709    17,861
  Selling, general and
   administrative
     Sales and marketing               5,276     4,682       10,137     9,060
     G&A                               3,823     3,581        7,298     6,829

  Depreciation and amortization
     Equipment and leasehold
      improvements                     2,385     2,370        4,809     4,595
     Goodwill                          1,026       926        1,997     1,850
     Software development
      and other                          646       577        1,292     1,151
                                     -------   -------      -------   -------

  Income from operations             $   661   $ 1,878      $ 1,424   $ 4,698
                                     =======   =======      =======   =======

  Income (loss) from operations
     DBC - market data and news      $  (484)  $ 1,512      $  (856)  $ 3,908
     CMS - fixed income data and
       analytics                       2,197     1,425        4,252     2,718
     Corporate and unallocated        (1,052)   (1,059)      (1,972)   (1,928)
                                     -------   -------      -------   -------
                                     $   661   $ 1,878      $ 1,424   $ 4,698
                                     =======   =======      =======   =======

Three Months

Overall, revenues from continuing operations increased by six percent. For market data and news, revenues increased $291,000 (two percent). This increase was largely due to the acquisition of GTIS, offset by declines in net subscribers for broadcast services. Although these subscriber declines were more than offset by subscriber increases for Internet-delivered services, revenues per Internet subscriber are generally lower than revenues per broadcast subscriber. The revenue increase of 20 percent for fixed income data and analytics is primarily due to price increases with slight growth in the subscriber base.

Operating income decreased by $1,217,000 as the revenue increase was more than offset by an increase in operating expenses of $2,491,000. Of this increase, the majority is attributable to the operating expenses of GTIS. The remaining increase is primarily due to marketing and product development efforts for the InSite and AgCast services.

As indicated in the table above, increases in depreciation and amortization were spread across fixed assets, goodwill and software development. The increase in goodwill amortization is related to GTIS. However, fixed asset depreciation should begin to level off as capital expenditures have declined over the last three years. Software amortization should decrease by the end of the fiscal year due to reduced levels of capitalization.

The Company's share of MarketWatch's losses was $1,166,000 ($0.02 per share) in the current quarter. The joint venture was formed during the second quarter of the prior year but had little impact on earnings during that quarter.

Other income (expense), net, increased by $191,000. This increase was mainly caused by higher interest income of $108,000 which resulted from higher cash balances during the period. Interest expense decreased by $30,000 due to lower levels of debt. Last year's quarter also included a $52,000 loss on the disposal of equipment.

During the second quarter of the prior year, the Company incurred losses from discontinued operations of $6,989,000. Of this amount, $880,000 related to the net losses of LCN. The remainder was due to additional writedowns of the net assets of LCN, ISN and CheckRite International, Inc. ("CRI").

The Company's effective tax rate was 61 percent for the quarter ended December 31, 1998, compared with 49 percent for the quarter ended December 31, 1997. This high rate is attributable to non-deductible goodwill amortization. The amount of amortization which is non-deductible will increase only if DBC acquires another company through the issuance of stock. However, the non-deductible goodwill amortization has a more significant impact on the tax rate as earnings decline. If the Company's pre-tax earnings increase, the effective tax rate will decrease, all other things being equal.

Six Months

Overall, revenues from continuing operations showed a slight increase. For market data and news, revenues decreased $983,000 (three percent). The increase from the acquisition of GTIS was more than offset by declines in net subscribers for broadcast services. The revenue increase of 16 percent for fixed income data and analytics is primarily due to price increases with slight growth in the subscriber base.

Operating income decreased by $3,274,000 as the revenue increase was more than offset by an increase in operating expenses of $3,896,000. Of this increase, the majority was attributable to the operating expenses of GTIS. The remaining increase was due to marketing and product development efforts for the InSite and AgCast services.

The Company's share of MarketWatch's losses was $2,089,000 ($0.04 per share) in the current period.

Other income (expense), net, increased by $412,000. This increase was mainly caused by higher interest income of $304,000 which resulted from higher cash balances during the period. Interest expense decreased by $56,000 due to lower levels of debt. Last year's period also included a $52,000 loss on the disposal of equipment.

During the first six months of the prior year, the Company incurred losses from discontinued operations of $7,756,000. Of this amount, $1,647,000 related to the net losses of LCN. The remainder was due to additional writedowns of the net assets of LCN, ISN and CRI.

The Company's effective tax rate was 62 percent for the period ended December 31, 1998, compared with 45 percent for the period ended December 31, 1997. This high rate is attributable to non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased from the comparative six-month period. Although income from continuing operations was lower in the current period, most of the decrease was due to the losses of MarketWatch, which are not treated as an operating cash outflow.

During the six months ended December 31, 1998, the Company used $12,596,000 of cash for investing activities. This included the following:

 - $4,564,000 for purchases of property and equipment, including $1,807,000 in leasehold improvements and furnishings for new office space. Adjusting for these items, capital expenditures decreased 34 percent as compared with the prior period.

 - $3,923,000 for the GTIS acquisition.

 - $3,403,000 in investments and cash advances to Marketwatch.

 - $706,000 for capitalized software development.

In the near term, DBC expects its capital expenditures to decrease as its business shifts to Internet-delivered services which require less
Company-owned equipment. Compared with the prior period, capitalized software development costs decreased by approximately $303,000. This is another trend that DBC expects will continue throughout fiscal 1999.

DBC used $4,238,000 of cash to repurchase its own common stock during the current period compared with $233,000 for the comparable prior period. DBC received $7,085,000 in cash from the exercise of stock options and warrants compared with $612,000 in the prior period. This source of cash has continued during January 1999, during which the Company received an additional $8,272,000.

In January 1999, the Company received full payment of $2,159,000 on a note receivable from an executive of Federal News Service, including interest accrued in January of $7,000. This note had not been scheduled to be repaid in full until December 2002, with monthly payments until that time.

Management believes that the cash generated by operating activities and its existing cash are sufficient to meet the short- and long-term working capital needs of the Company. DBC does not expect to draw on its unused credit lines unless it requires additional cash to complete an acquisition.

DBC's debt agreement with Key Corporate Capital, Inc. requires the Company to maintain certain financial ratios with respect to operations and financial position. The agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At December 31, 1998, the Company was in compliance with these covenants and expects to be able to maintain compliance throughout the term of the agreement.

BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

In October 1998, MarketWatch filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock, which was declared effective in January 1999. Subsequent to the offering, DBC owns approximately 37 percent of MarketWatch. In January 1999, MarketWatch repaid DBC all amounts owed through that date.

As mentioned earlier, the Company expects its Internet subscriber base to continue to grow. While Internet services generally generate less revenue per subscriber than their broadcast counterparts, DBC expects that it will be able to deliver Internet services to a market that is significantly larger than its traditional market. Consequently, it expects that revenues from its market data business will increase.

In fiscal 1997 and 1998, the Company built the necessary infrastructure to operate its Internet business. Now that the infrastructure is in place, DBC believes that the incremental costs associated with an additional subscriber are not material. Consequently, it expects margins in its Internet business to improve as subscribers increase.

YEAR 2000
---------

The Company's current year 2000 status is substantially the same as disclosed in its Form 10-K for the year ended June 30, 1998. The Company still expects the total cost to approximate $2.5 million.

FORWARD LOOKING STATEMENTS
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

 - The presence of competitors with greater financial resources and their strategic response to the Company's Internet services.

 - The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

 - The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company's traditional "day-trading" market.

 - The Company's failure, or the failure of material third parties, to complete their year 2000 compliance plan on a timely basis.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a. The following exhibits are filed as part of this report:

      Exhibit
      Number             Description of Exhibit
      ------             ----------------------

      27                 Financial Data Schedule

   b. Reports on Form 8-K

During the quarter ended December 31, 1998, the Registrant did not file a Current Report on Form 8-K.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         DATA BROADCASTING CORPORATION
                                 (Registrant)





Dated:  February 15, 1999                       By: /s/ Allan R. Tessler
      ---------------------                        ---------------------------
                                                   Allan R. Tessler
                                                   Co-Chief Executive Officer






Dated:  February 15, 1999                       By: /s/ Alan J. Hirschfield
      ---------------------                        ---------------------------
                                                   Alan J. Hirschfield
                                                   Co-Chief Executive Officer






Dated:  February 15, 1999                       By: /s/ Mark F. Imperiale
      ---------------------                        ---------------------------
                                                   Mark F. Imperiale
                                                   President, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer