Form 10-Q
period 1999-03-31
DATA BROADCASTING CORPORATION
filed 1999-05-17
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999.

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 10, 1999 was 34,919,792.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------


                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                      (In thousands, except per share data)







                                     Three Months Ended     Nine Months Ended
                                          March  31,             March 31,
                                     ------------------     -----------------
                                      1999       1998        1999       1998
                                     ------     ------      ------     ------

REVENUES                            $24,196    $22,245     $70,862    $68,289

COSTS AND EXPENSES
   Cost of services                  10,861      8,599      30,570     26,460
   Selling, general and
     administrative                  11,207      8,307      28,642     24,196
   Depreciation and amortization      3,689      4,146      11,787     11,742
                                   --------   --------    --------   --------
   Total costs and expenses          25,757     21,052      70,999     62,398
                                   --------   --------    --------   --------

INCOME (LOSS) FROM OPERATIONS        (1,561)     1,193        (137)     5,891
   Loss from MarketWatch.com         (1,223)       (51)     (3,312)       (46)
   Other income, net                    407        109       1,027        317
                                   --------   --------    --------   --------

INCOME (LOSS) BEFORE INCOME TAXES (2,377) 1,251 (2,422) 6,162 Provision (benefit) for
  income taxes                         (456)       563        (484)     2,773
                                   --------   --------    --------   --------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                         (1,921)       688      (1,938)     3,389

DISCONTINUED OPERATIONS
   Loss from discontinued
     operations, net of tax               -          -           -     (1,647)
   Loss on disposal of discontinued
     operations, net of tax               -          -           -     (6,109)
                                   --------   --------    --------   --------
   Total discontinued operations          -          -           -     (7,756)
                                   --------   --------    --------   --------
NET INCOME (LOSS)                   ($1,921)   $   688     ($1,938)   ($4,367)
                                   ========   ========    ========    =======

NET INCOME (LOSS) PER SHARE
Basic:
   Income from continuing
     operations                      ($0.06)     $0.02      ($0.06)     $0.10
   Loss from discontinued
     operations                           -          -           -      (0.23)
                                   --------   --------    --------   --------
   Net income (loss)                 ($0.06)     $0.02      ($0.06)    ($0.13)
                                   ========   ========    ========   ========

Diluted:
   Income from continuing
     operations                      ($0.05)     $0.02      ($0.06)     $0.10
   Loss from discontinued
     operations                           -          -           -      (0.23)
                                   --------   --------    --------   --------
   Net income (loss)                 ($0.05)     $0.02      ($0.06)    ($0.13)
                                   ========   ========    ========   ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
  Basic                              34,860     32,856      33,527     32,787
  Diluted                            35,915     33,233      34,386     33,342


         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)
                                                      March 31,      June 30,
                                                        1999          1998
                                                      --------      --------
ASSETS
Current Assets:
   Cash and cash equivalents                          $42,310       $ 26,256
   Accounts receivable, net                             8,803          7,478
   Income taxes receivable                                264          1,161
   Net assets of discontinued operations                1,042          1,180
   Prepaid expenses and other current assets            1,106            885
                                                      -------        -------
     Total Current Assets                              53,525         36,960
Property and equipment, net                            14,860         17,369
Software development costs, net of accumulated
     amortization of $7,922 and $6,037                  4,049          4,794
Goodwill, net of accumulated amortization
     of $14,937 and $11,957                            46,787         45,669
Deferred tax assets, net                               22,340         13,658
Investment in MarketWatch.com, Inc.                    16,506            424
Other non-current assets                                3,880          7,590
                                                      -------        -------
     TOTAL ASSETS                                    $161,947       $126,464
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                    $5,903         $6,798
   Accrued liabilities                                  7,750          5,462
   Deferred tax liabilities                               538            538
   Current maturities of long-term debt                   750          1,000
   Other current liabilities                              621            733
                                                      -------        -------
                                                       15,562         14,531
   Deferred revenue                                     8,204          7,545
                                                      -------        -------
     Total Current Liabilities                         23,766         22,076
Long-term debt                                              -            500
Other non-current liabilities                             980          1,363
                                                      -------        -------
     TOTAL LIABILITIES                                 24,746         23,939

Commitments and contingencies

Stockholders' Equity:
     Common stock: shares outstanding - 35,091,109
       and 32,815,884                                     374            345
     Additional paid-in capital                       141,751        101,241
     Retained earnings                                  8,111         10,049
     Treasury stock                                   (13,035)        (9,110)
                                                      -------        -------
        TOTAL STOCKHOLDERS' EQUITY                    137,201        102,525
                                                      -------        -------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $161,947       $126,464
                                                      =======        =======

         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                         Nine Months Ended
                                                             March 31,
                                                        ------------------
                                                        1999           1998
                                                      --------       --------


CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net loss                                              ($1,938)       ($4,367)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                     13,891         15,293
     Write-down of net assets of discontinued
       operations, including taxes                          -          6,109
     Equity in loss of MarketWatch.com                  3,312             46
     Other non-cash items, net                          1,170          2,795
Changes in operating assets and liabilities, net          204         (4,409)
                                                      -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              16,639         15,467
                                                      -------        -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
    Investment in and advances to joint venture        (7,724)        (1,625)
    Cash received from joint ventures                   7,893              -
    Purchase of property and equipment                 (6,300)        (6,333)
    Cash paid for acquisitions                         (3,926)            (4)
    Capitalized software development costs             (1,149)        (1,565)
    Other, net                                              -             98
                                                      -------        -------
NET CASH USED IN INVESTING ACTIVITIES                 (11,206)        (9,429)
                                                      -------        -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
    Exercise of common stock options and warrants      15,615            612
    Purchase of treasury stock                         (4,237)          (719)
    Payments of long-term debt                           (757)          (800)
                                                      -------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    10,621           (907)
                                                      -------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS              16,054          5,131
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       26,256         10,524
                                                      -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $42,310        $15,655
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

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and nine months ended March 31, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1998. Certain prior year amounts have been reclassified to conform with current year's presentation.


2.   EARNINGS PER SHARE
     ------------------

In each period, the difference between basic and diluted shares is the dilutive effect of stock options and warrants.


3.   INVESTMENT IN MARKETWATCH.COM, INC.
     -----------------------------------

On January 15, 1999, MarketWatch.com, Inc. ("MW"), originally Marketwatch.com LLC, the Company's 50-50 joint venture with CBS Broadcasting, Inc. ("CBS"), completed an initial public offering of its common stock (the "Offering"). In connection with the Offering, MW sold 3,162,500 shares for $17 per share, resulting in a reduction in the Company's ownership interest from 50% to 37%. The selling price per share in the Offering was greater than the Company's average carrying amount per share. As a result, the Company has recognized an increase in the carrying value of the investment of $18,045,000. This increase in carrying value, net of deferred tax liabilities of $7,300,000, was recorded as an increase to additional paid-in capital.

During the three and nine months ended March 31, 1999, the Company recognized losses on equity in MW of $1,223,000 and $3,312,000, respectively. Upon the formation of the joint venture, the Company's 50% interest in the net equity of the joint venture exceeded the Company's $2 million cash contribution primarily due to the contribution to the joint venture by CBS of advertising with a fair value of $30 million. This excess is being amortized as the related advertising is utilized. The Company's losses on equity in MW noted above are net of amortization of this excess of $1,149,000 and $3,959,000 for the three and nine months ended March 31, 1999, respectively. The remaining amount of this excess at March 31, 1999 is $6,769,000, which is included in "Investment in MarketWatch.com, Inc." in the accompanying balance sheet.


4.   ACQUISITIONS
     ------------

On August 31, 1998, the Company completed its acquisition of substantially all of the assets of the Global Treasury Information Services ("GTIS") division of Automatic Data Processing, Inc. for $3,921,000 in cash, including $135,000 in transaction expenses. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. The transaction has been accounted for as a purchase and goodwill is being amortized over 15 years.


5.   STOCKHOLDERS' EQUITY
     --------------------

During the nine months ended March 31, 1999 the Company repurchased 958,000 shares of common stock for $4,237,000. There were no shares repurchased during the quarter ended March 31, 1999.

There were 1,716,000 stock options and warrants exercised during the quarter ended March 31, 1999 for $8,530,000. For the nine months ended March 31, 1999 the total number of stock options and warrants exercised was 2,993,000 for $15,615,000.


6.   SUBSEQUENT EVENT
     ----------------

In April 1999, DBC established a $3,100,000 letter of credit, expiring December 31, 1999, related to the settlement of the previously-disclosed class action suit against CheckRite of California, a discontinued operation of the Company. This letter of credit reduces, by its face value, the amounts available for borrowing under the Company's debt agreement with Key Corporate Capital, Inc. Management does not expect any claims to be made against this letter of credit. Consequently, it is the Company's opinion that the fair value of this instrument is zero.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Company delivers a wide range of information and analytical tools used primarily by investors to make investment decisions. The Company will primarily deliver these services over the Internet as a result of its decision to transition away from the Company's historical broadcast platforms. These services include the following:

* Real-time financial market prices - equities, mutual funds, options, bonds, indices, futures, commodities and foreign exchange rates.

* News - proprietary business articles, news headlines, press releases, wire services, agribusiness information and transcripts from U.S. and Russian government activities.

* Access to historical financial databases - stock prices, technical charts, research reports and SEC filings.

* Analytical tools - Technical stock charting and detailed fixed income portfolio analysis.

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

MarketWatch.Com, Inc. ("MarketWatch") is a joint venture formed in October 1997 with CBS Broadcasting, Inc. It is an Internet web site that delivers a broad range of financial market information. The Company believes that most of the visitors to this site are individual investors. Although much of the information on MarketWatch is free to visitors, it does offer paid subscriptions to certain of its data. MarketWatch currently derives the bulk of its revenue from advertising and transaction fees. In January 1999, MarketWatch completed an initial public offering of its common stock, reducing DBC's ownership interest from 50 percent to 37 percent.

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

DBC owns two businesses which have been classified as discontinued operations for accounting purposes. Instore Satellite Network ("ISN") installs and operates point to multipoint satellite services for retail merchants. Lawyers Communications Network ("LCN") is a limited liability company formed with the American Bar Association which provides continuing legal education and news via the Internet or satellite to legal professionals. The Company is currently engaged in negotiations to sell ISN and is engaged in other negotiations respecting the LCN.

          RESULTS OF CONTINUING OPERATIONS
          --------------------------------

                                       SELECTED FINANCIAL DATA ($ Thousands)
                                         For the Periods Ended March 31,

                                        Three Months            Nine Months
                                       1999      1998         1999      1998
                                       ----      ----         ----      ----
  Revenues
     DBC - market data and news      $18,228   $17,217      $53,477   $53,449
     CMS - fixed income data and
       analytics                       5,968     5,028       17,385    14,840
                                      ------    ------       ------    ------
     Total                            24,196    22,245       70,862    68,289

  Cost of services and sales          10,861     8,599       30,570    26,460
  Selling, general and
   administrative
     Sales and marketing               5,560     4,485       15,697    13,545
     G&A                               5,647     3,822       12,945    10,651

  Depreciation and amortization
     Equipment and leasehold
     improvements                      2,078     2,607        6,887     7,202
     Goodwill                            992       931        2,989     2,781
     Software development
      and other                          619       608        1,911     1,759
                                     -------   -------      -------   -------
  Income (loss) from operations      $(1,561)  $ 1,193      $  (137)  $ 5,891
                                     =======   =======      =======   =======

  Income (loss) from operations
     DBC - market data and news      $  (965)  $   454      $(1,821)  $ 4,362
     CMS - fixed income data and
       analytics                       2,226     1,670        6,478     4,388
     Corporate and unallocated        (2,822)     (931)      (4,794)   (2,859)
                                     -------   -------      -------   -------
                                     $(1,561)  $ 1,193      $  (137)  $ 5,891
                                     =======   =======      =======   =======

Three Months

Overall, revenues from continuing operations increased by nine percent. For market data and news, revenues increased $1,011,000 (six percent). This increase was largely due to the acquisition of GTIS, offset by declines in net subscribers for broadcast services. Although these subscriber declines were more than offset by subscriber increases for Internet-delivered services, revenues per Internet subscriber are generally lower than revenues per broadcast subscriber. The revenue increase of 19 percent for fixed income data and analytics is primarily due to price increases, growth in the subscriber base and the sale of additional analytical modules to existing customers.

Operating income decreased $2,754,000 as the revenue increase discussed above was more than offset by a $4,705,000 increase in operating expenses. During the quarter ended March 31, 1999, the Company paid special bonuses to employees of approximately $1,768,000, including related payroll taxes. These bonuses were compensation for the efforts of employees who contributed to the formation and development of the business of MarketWatch. During the quarter, MarketWatch had a successful initial public offering, which significantly enhanced the market value of the Company. The remaining year over year increase in operating expenses is primarily attributable to the operations of GTIS, acquired during the year. Marketing and product development costs for the InSite services also increased expenses.

As indicated in the table above, amortization expense increased for both goodwill and software development. The increase in goodwill amortization is related to GTIS. Software amortization increased slightly but should decrease by the end of the fiscal year due to reduced levels of capitalization. Fixed asset depreciation decreased as capital expenditures have declined over the last three years.

The Company's share of MarketWatch's losses was $1,223,000 in the current quarter compared with $51,000 for the same period in the prior year. The variance was due to the fact that the joint venture was formed during the second quarter of the prior year and had lower losses during the initial months of operation.

Other income (expense), net, increased by $298,000. This increase was mainly caused by higher interest income of $248,000 which resulted from higher cash balances during the period. Interest expense decreased by $25,000 due to lower levels of debt.

The Company recorded a 19 percent tax benefit for the quarter ended March 31, 1999, compared with an effective tax rate of 45 percent for the quarter ended March 31, 1998. This rate differs from the statutory rate due to non-deductible goodwill amortization. The amount of amortization which is non-deductible will increase only if DBC completes another acquisition on a non-taxable basis. However, the non-deductible goodwill amortization has a more significant impact on the tax rate as earnings decline. If the Company's pre-tax earnings increase, the effective tax rate will decrease, all other things being equal.

Basic and diluted weighted average shares outstanding increased by six percent and eight percent, respectively. These increases were due to the issuance of shares associated with the exercise of stock options and warrants. The increases were partially offset by the Company's purchases of treasury shares during the first half of the year.

Nine Months

Overall, revenues from continuing operations increased by four percent. For market data and news, revenues increased $28,000 (less than one percent). The increase from the acquisition of GTIS was partially offset by declines in net subscribers for broadcast services. The revenue increase of 17 percent for fixed income data and analytics is primarily due to price increases, growth in the subscriber base and the sale of additional analytical modules to existing customers.

Operating income decreased by $6,028,000 as the revenue increase was more than offset by an increase in operating expenses of $8,601,000. Of this increase, the majority was attributable to the special bonuses discussed above and the operating expenses of GTIS. The remaining increase was due to marketing and product development efforts for the InSite and AgCast services.

The Company's share of MarketWatch's losses was $3,312,000 in the current period. Comparable losses in the prior year period were only $46,000 as the venture was started in October 1997.

Other income (expense), net, increased by $710,000. This increase was mainly caused by higher interest income of $552,000 which resulted from higher cash balances during the period. Interest expense decreased by $81,000 due to lower levels of debt. Last year's period also included a $66,000 loss on the disposal of equipment.

During the first nine months of the prior year, the Company incurred losses from discontinued operations of $7,756,000. Of this amount, $1,647,000 related to the net losses of LCN. The remainder was due to additional writedowns of the net assets of LCN, ISN and CheckRite International.

The Company recorded a 20 percent tax benefit for the period ended March 31, 1999, compared with an effective tax rate of 45 percent for the period ended March 31, 1998. This rate differs from the statutory rate due to non-deductible goodwill amortization and losses in the current period.

Basic and diluted weighted average shares outstanding increased by one percent. These increases were due to the issuance of shares associated with the exercise of stock options and warrants. The increases were partially offset by the Company's purchases of treasury shares during the first half of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities increased by eight percent from the comparative nine-month period. Although operating earnings declined by $6,028,000, operating cash flow improved due to changes in operating assets and liabilities, primarily increases in deferred revenue and accrued liabilities.

During the nine months ended March 31, 1999, the Company used $11,206,000 of cash for investing activities. This included the following:

* $6,300,000 for purchases of property and equipment, including $1,977,000 in leasehold improvements and furnishings for new office space. Adjusting for these items, capital expenditures decreased 32 percent as compared with the prior period.

* $3,921,000 for the GTIS acquisition and $5,000 of payments associated with a previous acquisition.

*  $1,149,000 for capitalized software development.

In the near term, DBC expects its capital expenditures to decrease as its business shifts to Internet-delivered services which require less Company-owned equipment. However, the Company expects to enter into a new lease for office space in New York, which will be used to consolidate its existing operations in New York and provide space for their growth. In connection with this transaction, the Company expects to incur one-time expenditures for leasehold improvements. Compared with the prior period, capitalized software development costs decreased by $416,000. This is another trend that DBC expects will continue throughout fiscal 1999.

DBC received $15,615,000 in cash from the exercise of stock options and warrants compared with $612,000 in the prior period. DBC used $4,237,000 of cash to repurchase its own common stock during the current period compared with $719,000 for the comparable prior period.

Due to the large number of stock options exercised during fiscal 1999, the Company expects to incur a significant income tax loss for the fiscal year. The Company intends to carryback a portion of this loss to prior years and receive a refund during fiscal 2000 for income taxes paid during those years.

Management believes that the cash generated by operating activities and its existing cash are sufficient to meet the short- and long-term working capital needs of the Company. DBC does not expect to draw on its unused credit lines unless it requires additional cash to complete an acquisition.

DBC's debt agreement with Key Corporate Capital, Inc. requires the Company to maintain certain financial ratios with respect to operations and financial position. The agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At March 31, 1999, the Company was in compliance with these covenants and expects to be able to maintain compliance throughout the term of the agreement.


BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

The Company has experienced substantial growth in its Internet subscriber base over the last year and expects this trend to continue. While Internet services generally generate less revenue per subscriber than their broadcast counterparts, DBC expects that it will be able to deliver Internet services to a market that is significantly larger than its traditional market. Consequently, it expects that revenues from its market data business will increase.

In fiscal 1997 and 1998, the Company built the necessary infrastructure to operate its Internet business. Now that the infrastructure is in place, DBC believes that the incremental costs associated with an additional subscriber are not material. Consequently, it expects margins in its Internet business to improve as subscribers increase.

YEAR 2000
---------

The Company's current year 2000 status is substantially the same as disclosed in its Form 10-K for the year ended June 30, 1998. The Company expects the total cost to approximate $3.2 million.

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

* The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

* The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company's traditional "day-trading" market.

* The Company's failure, or the failure of material third parties, to complete their year 2000 compliance plan on a timely basis.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a. The following exhibits are filed as part of this report:

      Exhibit
      Number        Description of Exhibit
      -------       ----------------------

      27            Financial Data Schedule

   b. Reports on Form 8-K

     During the quarter ended March 31, 1999, the Registrant did not file a Current Report on Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        DATA BROADCASTING CORPORATION
                                (Registrant)





Dated:  May 14, 1999                           By:   /s/ Allan R. Tessler
      --------------------                        ---------------------------
                                                  Allan R. Tessler
                                                  Co-Chief Executive Officer






Dated:  May 14, 1999                           By:   /s/ Alan J. Hirschfield
      --------------------                         --------------------------
                                                   Alan J. Hirschfield
                                                   Co-Chief Executive Officer






Dated:  May 14, 1999                            By:   /s/ Mark F. Imperiale
      --------------------                         --------------------------
                                                   Mark F. Imperiale
                                                   President, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer