Form 10-K
period 1999-06-30
DATA BROADCASTING CORPORATION
filed 1999-09-28
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  X      Annual Report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934
         For the fiscal year ended June 30, 1999

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

                                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X       No
                                                       ------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
               --------

As of September 22, 1999, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by nonaffiliates of the Registrant was approximately $241,022,000.

As of September 22, 1999, there were 34,393,397 shares of Common Stock of the Registrant outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held in December 1999 are incorporated by reference into Part III hereof.

                                   PART I

Item 1.       DESCRIPTION OF BUSINESS
              -----------------------

Data Broadcasting Corporation ("DBC", the "Registrant" or the "Company"), directly and through its subsidiaries, distributes real-time financial and business information on a subscription basis to a broad range of individual and professional investors and businesses. The Company operates in two business segments: (1) Market Information ("MI") and (2) BondEdge. The principal services of MI are eSignal, Signal, BMI MarketCenter, Quotrek, InSite, BondVu, Global Treasury Information Services ("GTIS"), Federal News Service ("FNS") and various sports services. Historically, this segment included the agribusiness service of AgCast, which was sold on May 20, 1999. The BondEdge product, delivered by the Company's Capital Management Sciences division ("CMS"), is classified in its own segment. In addition to these two segments, the Company owns approximately 33 percent of the outstanding common stock of MarketWatch.Com, Inc., which provides an Internet business information site for individual investors, business professionals and the general public.

MI sells access to its networks which provide real-time financial market and sports information, primarily to individual investors. This includes stock and commodity market quotes, equity analytics, financial and sports news and information, access to historical databases, customizable portfolio tracking, exclusive news coverage and commentary and historical and technical charting. MI also provides government transcripts and foreign exchange data. BondEdge distributes fixed income portfolio analytics to a broad base of institutional investment managers including banks, insurance companies, brokerage firms and investment management companies for valuation and risk management purposes. The Company distributes its services via the Internet or communication devices that rely on FM subcarriers, satellite transmission, cable television systems or telephone lines. For its broadcast services, the Company provides subscribers with proprietary equipment and software needed to access its networks and databases. Subscribers to Internet-delivered services download the software directly to their computers without the need for proprietary equipment.

For the last three fiscal years, the percentage of total revenue contributed by the Company's operating segments was as follows (see Note 16 to the financial statements):

                                            1999      1998      1997
                                            ----      ----      ----
Market Information                           78%       80%       82%
BondEdge                                     22%       20%       18%
                                           -----     -----     -----
Total                                       100%      100%      100%
                                            ====      ====      ====

Information Transmission Technology
-----------------------------------

The Company's data feeds are created by gathering ticker and news feeds from stock exchanges and other sources and processing them into consolidated data feeds. The Company has two such information processing and ticker plants: one in California and one in Utah. The data feeds are transmitted from ticker plants to multiple satellite transponders which broadcast the feed to FM radio stations, cable television networks and directly to individual satellite subscribers, using multiple satellite systems, including Echostar's Dish Network. The data feeds are also provided to local servers which support the Company's Internet-based services. In addition to the ticker plants and Internet-hosting facilities in California and Utah, the Company has co-located Web servers at facilities operated by UUNET in Virginia and AboveNet in California.

The trend in the retail MI business is the transition from broadcast-delivered subscriptions to Internet-delivered subscriptions. The Company expects its Internet subscriber base to continue to grow quickly while its broadcast subscriber base declines.

Internet subscribers receive their data through their standard Internet access and can download the necessary software from the Company's World Wide Web ("Web") sites (www.dbc.com, www.esignal.com and www.insite.dbc.com). In addition, DBC is able to deliver its data to eSignal and InSite customers via wireless Internet service providers with a wireless CDPD modem. This results in substantial flexibility for mobile traders.

DBC utilizes a proprietary technology to access unoccupied portions of cable television broadcast signals (vertical blanking interval ("VBI")) to transmit the Company's data feed along with the cable providers' broadcasts. The Company has insertion agreements with several national cable programmers which reach virtually every U.S. cable subscriber. The television signals of these programmers are carried by various cable systems throughout the country. DBC is presently in the second year of a three-year agreement with one of the multiple-system operators offering carriage in these systems.

DBC's FM broadcast network consists of long-term agreements with radio stations throughout the United States and Canada which are contracted to broadcast the Company's data feed on their FM side-bands. This extensive network provides coverage in most major North American cities and reaches over 75 percent of the U.S. population. Subscribers receive this one-way transmission through a proprietary FM receiver. In fiscal 2000, certain of these FM radio agreements are due for renewal. The Company believes it will be able to renew these contracts on commercially reasonable terms but will evaluate each agreement relative to the number of subscribers being served.

DBC offers subscribers optional software to display and analyze the data. In addition, there are over 20 major third-party software packages, including Omega Research's TradeStation, Metastock, Ensign and Option Vue Plus, that are compatible with the Company's data feeds and range in features from simple quote displays to sophisticated charting, stock modeling and analysis.

DBC's broadcast subscribers are provided certain hardware that enables them to receive the Company's data feeds. The Company is responsible for repairs and maintenance of such equipment through limited warranty periods. Customers must pay for repair costs subsequent to the expiration of the warranty period. After a customer cancels, the equipment is refurbished, if necessary, before it is provided to new customers.

The BondEdge database is updated daily and accessed by clients via the Internet or the CMS Bulletin Board System. BondVu subscribers have access to pricing updates through its Web site (www.bondvu.com). FNS transmits its services via satellite, FM side-band, telephone, cable and the Internet.

Data feeds for GTIS are created by gathering data from banks and brokers around the world and consolidating it in one of its ticker plants located in California, London or Tokyo. The content is then delivered to end users via the Internet, various packet-switching networks, via other RMI products and networks of other data providers.

InSite combines the Company's various data feeds and BondVu pricing information to provide complete market coverage.

Principal Services
------------------

The Company generates revenue primarily through subscriptions to its principal services. In addition, broadcast subscribers are charged certain installation and service initiation fees, depending upon the service and broadcast delivery method.

Market Information

DBC's data feed contains real-time securities prices for over 300,000 securities from all major domestic markets and several international exchanges including equities, mutual funds, options, bonds, futures, commodities, indices and foreign exchange rates. The data feed also contains news headlines from Dow Jones, Options News Exchange and Futures World News, headlines and research reports such as Hightower and sports information including news, scores and betting odds from six major Las Vegas casinos.

The capacity of the data feed during hours in which the stock market is closed is an additional resource of the Company. This capacity is currently being used to broadcast sports information, as sporting events typically occur during these off-hours.

The principal Market Information services are discussed below.

      eSignal

eSignal delivers continuously updating real-time securities prices from the DBC data feed using "active push" technology on the Internet. In addition, eSignal provides portfolio features, charting and news and news retrieval capabilities which were developed jointly by DBC and Dow Jones. News related to specific securities pre-selected by a customer is provided via "News Alerts" and "News Headlines" from Dow Jones and other sources. The Company also offers access to Dow Jones News Retrieval databases and proprietary DBC news via modem, news from MarketWatch.Com and links to the Signal Private Network Internet site, which contains information on Nasdaq Bulletin Board stocks, a large database of historical and fundamental data, charts, commentary, comprehensive research and business descriptions of thousands of public and private companies. eSignal also includes Nasdaq Level II Market Maker information, over-the-counter bulletin board stock quotes and access to online trading. eSignal is also available in an "equities-only" version at a reduced price.

      Broadcast

Signal FM/Cable/Satellite(TM) is a real-time service offering many of the same features as eSignal in a broadcast environment. Signal also offers a delayed service and an end-of-day data service, which provides each day's market settlement prices. Signal is also available in an "equities-only" version at a reduced price.

BMI MarketCenter(R) provides continuously updating real-time and delayed access to pricing and fundamental information. The system also features charting, technical analysis and a portfolio feature that subscribers use to obtain real-time valuation of their portfolios The service is delivered via cable or satellite.

QuoTrek(TM) is a hand-held wireless quotation monitor which receives the DBC data feed via FM broadcast signals and displays continuously updating real-time market quotes on up to 127 securities, as selected by the subscriber from a universe of over 50,000 securities. The service offers full portability to users as they travel to any city covered by the Company's extensive FM broadcast network.

DBC provides a variety of sports services (www.dbcsports.com), including real-time sports scores and news, live odds feeds from Las Vegas casinos, opening-line odds and historical databases of sports statistics. The Company has executed a letter of intent to sell its sports operations for $10,000,000.

      Institutional

InSite (www.insite.dbc.com) is an Internet delivered real-time market information service for the institutional investment community. InSite provides access to equities, fixed income, foreign exchange, commodities, news and commentary, research, fundamental information and charting. Analytics and portfolio valuation designed by CMS complete the comprehensive service.

Content, reliability, flexibility and portability are InSite's strengths. These features as well as cost effectiveness make it the choice over traditional market data providers. InSite provides continuous real-time quotes from all major U.S. equities, futures and options exchanges, real-time foreign exchange rates, European futures exchanges, treasury and other fixed income pricing, over 200 live indices and includes mutual fund market information. Windows-based technology lets users have flexibility to personalize pricing information, analytics, news and charts in a format that suits their needs. Push delivery technology combines with DBC's high-speed network to use the Internet as both a delivery tool and product platform. This fast and reliable technology makes InSite completely portable for convenient use anywhere, anytime.

BondVu (www.bondvu.com) is a cost-effective service which combines real-time fixed income prices with accurate security descriptions and superior fixed income analytics. Delivered via the Internet directly to a client's personal computer, BondVu provides access to real-time market pages, historical prices/yields, bond swap, horizon return, and a portfolio valuation feature which calculates portfolios in real-time.

FNS (www.fnsg.com) is a subscription service providing verbatim transcripts of hearings, briefings, press conferences and interviews by U.S. government officials, including the White House, Congress and its committees, the State and Defense Departments, the U.S. Supreme Court, the Federal Reserve Bank, the United Nations and many other governmental agencies. FNS also provides Commerce Department statistics and covers other politically-related activities, such as speeches at the International Trade Representative's office, the National Press Club, the Brookings Institute, the Atlantic Council and many others. Similarly, FNS covers the major events of the Russian government and its agencies, embassies and consulates.

GTIS (www.gtiscorp.com), acquired August 31, 1998, has been a leading supplier of information on non-exchange-traded instruments used by traders, corporations and financial institutions for over 15 years. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide.


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

BondEdge is provided to institutional fixed income managers on both the buy-ide and sell-side. The securities covered by this product include over 1,000,000 government, agency, and corporate debt instruments, asset-backed securities, fixed and adjustable rate pass-throughs, collateralized mortgage obligations, private placements, commercial mortgage-backed securities, money markets and futures/options. For tax-exempt managers, automated access is provided to municipal databases.

The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with all of the major third-party accounting and asset/liability software packages to eliminate duplicate data entry and to improve accuracy and efficiency within an organization.


                     Investment in MarketWatch.Com, Inc.

MarketWatch.Com, Inc. ("MarketWatch") is a venture formed in October 1997 with CBS Broadcasting, Inc. It has an Internet web site (cbs.marketwatch.com) that delivers a broad range of financial market information to individual investors, business professionals and the general public. In January 1999, MarketWatch completed an initial public offering of its common stock, reducing DBC's ownership interest from 50 percent to 37 percent. DBC's investment has been further diluted to 33 percent, due to MarketWatch's issuance of stock for an acquisition. MarketWatch derives its revenues from four sources: advertising, transaction fees, the sale of news to DBC and subscriptions.

                               Other Investments

The Company owns two other investments in privately-held companies: 8 percent of the outstanding common stock of Internet Financial Network, Inc. ("IFN") and convertible preferred stock in Farm Journal Corporation ("FJ"). IFN is a financial information company, providing over 200 sources of third-party news and data sources and real-time SEC filings. FJ is an agribusiness information company, providing magazines and database marketing. DBC received this investment through the sale of its AgCast business to FJ.

Customers and Competition
-------------------------

MI competes in the retail and institutional sectors of the securities industry information market, including individual and professional investors. These clients seek either real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof. The target market for the real-time retail services of MI consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

The Company believes its retail Internet-based MI products have set the standard for delivery of real-time market data to the non-professional trader. Its primary competitors are services from Data Transmission Network, PCQuote.com, Inc. and Track Data Corporation. In the delayed segment, the Company's competition consists of numerous suppliers and the Company competes mainly in the high quality, higher price segment of this market. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price.

While DBC's broadcast network has long been a competitive advantage, the broadcast business is declining in favor of Internet-based services. The Company believes its open architecture, compatibility with over 20 third-party software packages and its network reliability are competitive advantages.

InSite and BondVu are targeted at the investment management institutions and professional brokers requiring comprehensive equity and/or fixed income information and analytics. InSite has advantages when compared to the competition, both high-end products (i.e. Bloomberg, Bridge/Telerate, and Reuters) and the lower tier products (i.e. AT Financial, ILX and Quotron). Against the high-end products InSite has the edge with Internet delivery, ease and timeliness of installation, quick set-up and portability. It is also cost effective in competition with these systems. Compared with the lower tier products InSite has superior market coverage, proprietary fixed income analytics and a sophisticated look and feel. BondVu is primarily marketed to community banks, credit unions, municipalities and pension funds. Due to the high price of other real-time services, this market segment has previously been unable to acquire real-time fixed income information. Within the larger institutions, BondVu supplements and occasionally replaces more expensive services provided by Bloomberg, Reuters, and Bridge Telerate.

BondEdge competes with other vendors of fixed income portfolio analytics, primarily Salomon Smith Barney's Yield Book service. The target market for BondEdge is the institutional fixed income managers (managing in excess of $300 million in bonds) who invest in a broad range of security types that require specialized modeling. Users in an organization are typically portfolio managers, quantitative research analysts, and institutional brokers. BondEdge targets the premium end of the market where clients, on average, spend $50,000 annually for advanced analytics packages. The Company believes it dominates the North American market, with an estimated 50% of the market.

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


Marketing Strategy
------------------

MI services are marketed aggressively through several channels: advertising, marketing alliances, third party developer relationships, seminars, trade shows, direct mail and referrals. Advertising is used to generate telephone calls to sales representatives. Television advertising is placed on CNBC, CNNfn and Bloomberg and print advertising is placed in Investors Business Daily, Barron's, Stocks and Commodities and other business and investment publications. DBC also uses web advertising, including CBS MarketWatch, TheStreet.com and Yahoo. The Company has developed marketing alliances with online brokers (e.g. Ameritrade, Dreyfus, Charles Schwab and Lind Waldock) whereby those firms will market DBC's Internet-delivered products to their customers. DBC has long encouraged third-party software developers to write trading system software that is integrated with the Company's systems. This has resulted in numerous sales leads amongst the developers' customers. Beginning with the launch of eSignal, DBC conducted product seminars for the first time. The Company believes this to be a very effective marketing method and will continue to hold them. DBC has used direct mail campaigns on a limited basis, focusing on prospects obtained from purchased mailing lists and former customers. The Company also provides incentives to existing subscribers for referrals.

InSite also has a dedicated sales force. It is directed at the institutional investment community with the main efforts on direct sales to buy-side and brokerage marketplaces. Alliances with brokers for wholesale sales opportunities are also in place. These are augmented by print advertising, target mailings and selective trade show presence.

BondEdge is marketed through a dedicated sales force, product demonstrations and sponsorship of seminars and workshops on fixed income analysis. Users typically sign monthly contracts which are automatically renewed unless canceled.

MarketWatch markets to potential users by advertising on CBS television and radio and on other Web sites. MarketWatch employs a direct sales force to reach advertisers and transaction partners.

Business Expansion and Product Development
------------------------------------------

In fiscal 1999, the Company experienced a net increase in its overall retail subscriber base despite declines in its broadcast subscriber base. The broadcast declines have been more than offset by new Internet-based subscribers. The Company believes it has become the dominant Internet-based provider of real-time financial market information.

The Company's acquisitions of GTIS and FNS, and the development of InSite,

have helped to expand its presence in the institutional market.

BondEdge's growth has been positively impacted by increased regulation in the financial marketplace, the issuance of increasingly complex securities, volatility in the bond market and the industry's growing awareness of the risks associated with fixed income securities and derivatives. BondEdge's ability to help subscribers manage those risks keeps the Company well-positioned to take advantage of these trends. However, BondEdge has lost certain customers due to consolidation in the banking, insurance and investment management industries.

During the fiscal years ended June 30, 1999, 1998 and 1997, the Company expensed approximately $6.3 million, $8.4 million and $7.1 million, respectively, for research and development, including development of new products, maintenance and upgrading of existing products and development of internal systems.

DBC plans to continue to expand its businesses, both domestically and internationally through:

- expansion into the institutional market of users of real-time and other financial information;
- selling continuously updating products, such as eSignal, directly over the Internet to a broader customer base;
- alliances and joint ventures with complementary businesses in order to expand the scope of products offered and geographic reach of the business; and
-  business and content acquisitions.
-  incubation of other Internet ventures.

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

Employees

The Company employed 580 people as of August 31, 1999, none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is satisfactory.

Regulation

The Federal Communications Commission ("FCC") regulates the broadcasting of satellite, FM-SCA and other airwave transmissions in the United States. The

FCC has licensed BMI to transmit data from their uplink facilities in Salt

Lake City, Utah. Monitoring and compliance are carried out through the space segment suppliers. Although the Company uses its FCC license to transmit data to third-party satellites for further transmission, the loss of such license would not be expected to have a long-term material adverse effect on the Company because of other transmission alternatives.

Executive Officers of the Registrant

The following table contains information as of August 31, 1999 as to the executive officers of the Company:

Name                     Age              Office Held with Company
----                     ---              ------------------------

Alan J. Hirschfield      63               Co-Chief Executive Officer
Allan R. Tessler         62               Co-Chief Executive Officer
Mark F. Imperiale        48               President
Dwight H. Egan           46               Executive Vice President - Marketing
James A. Kaplan          56               Vice Chairman

ALAN J. HIRSCHFIELD and ALLAN R. TESSLER serve as Co-Chairmen of the Board and Co-Chief Executive Officers of the Company.

Prior to joining DBC, Mr. Hirschfield served as Managing Director of Schroder Wertheim & Co. and as a consultant to the entertainment and media industry.
He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of MarketWatch.com, Inc. ("MarketWatch"), Cantel Industries, Inc., a manufacturer of infection control equipment and distributor of diagnostic services, and Chyron Corporation, a manufacturer of equipment used to enhance video and audio production.

Mr. Tessler has been Chairman of the Board and CEO of International Financial Group, Inc. an international merchant banking firm, since 1987. He is also Chairman of the Board of Enhance Financial Services Group Inc., a provider of financial guaranty insurance and reinsurance, and Jackpot Enterprises, Inc. a gaming machine operator. Since January 1997, Mr. Tessler has also served as Chairman of Checker Holdings Corp. IV, a private holding company. From December 1991 through September 1993 Mr. Tessler was Chairman and CEO of Ameriscribe Inc. ("Ameriscribe"), a national provider of facilities management services. Mr. Tessler also serves on the boards of MarketWatch, The Limited, Inc., a speciality retailer, and Allis-Chalmers Corporation, a machine repair business.

MARK F. IMPERIALE was named as President, Chief Operating Officer and Chief Financial Officer in September 1996, having served as Executive Vice President and Chief Financial Officer since July 1994. Mr. Imperiale was formerly Executive Vice President and Chief Financial Officer of Ameriscribe from May 1992 through October 1993, when Ameriscribe was acquired by Pitney Bowes Inc., and where he continued as a consultant through December 1993. Mr. Imperiale spent the prior 10 years in the securities industry, with Prudential Securities, Merrill Lynch, and First Boston Corporation. Mr. Imperiale, a certified public accountant, started his career with Arthur Young & Company. Mr. Imperiale also serves on the boards of MarketWatch and Sorbent Products Corporation, a privately-held manufacturer and distributor of oil absorption products.

DWIGHT H. EGAN was appointed Executive Vice President of Marketing for DBC in June 1998. He co-founded Broadcast International, Inc. ("BII"), a former subsidiary of the Company which was acquired by DBC in 1995. Mr. Egan also serves on the board of Gentner Communications, Inc., a provider of audio communication equipment and services.

JAMES A. KAPLAN served as President of CMS during the last five years and is currently President of Commontech, LLC. He retired as President of CMS as of June 30, 1999 but remains Vice Chairman of the Board.

Item 2.           PROPERTIES

The Company owns no real estate but leases the following principal facilities:


                                     Square      Current
                                     ------      -------
Location            Operating Unit   Feet       Annual Rate     Expiration
--------            -------------    ----       -----------     ----------

Hayward, CA         DBC West (1)    60,158      $942,000        June 2013
New York, NY        Various         27,386      $398,000        November 2009
Los Angeles, CA     CMS (3)         25,498      $704,000        October 2002
Salt Lake City, UT  BMI (1)         17,196      $304,000        December 2003
Midvale, UT         ISN (2)         15,193      $101,000        November 2002
Midvale, UT         ISN (2)         13,881      $257,000        October 2001
Washington, DC      FNS              6,688      $235,000        July 2001
Las Vegas, NV       Sports           5,969      $102,000        February 2002
London, England     DBC West         5,940      $94,000         November 2008
New York, NY        CMS (3)          5,737      $64,000         October 2000
West Orange, NJ     Corporate        1,482      $33,000         December 2000
Jackson, WY         Corporate (1)    2,030      $39,000         June 2001
Paris, France       GTIS               861      $17,000         February 2002
Tokyo, Japan        GTIS               108      $34,000         March 2000

(1) Certain of this space has been sublet under agreements of various terms.

(2) Discontinued operation.

(3) These properties are used by the BondEdge segment. All other properties are used by the Market Information segment, except those noted as Corporate.

The Company also has approximately 2,300 square feet of property under lease that was previously used by a former operation. This lease expires in March 2000. In addition to the above facilities, the Company maintains several other offices and facilities throughout the United States, all of which are leased.

Item 3.           LEGAL PROCEEDINGS
                  -----------------

Newman v. CheckRite of California, Inc., et al, CIV-S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement and has fully funded the settlement by posting a letter of credit. The settlement has not had a material effect on the financial condition or results of operations of the Company.

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


                                   PART II

Item 5.           PRINCIPAL MARKET AND PRICES FOR REGISTRANT'S COMMON
                  ---------------------------------------------------
                  EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------

Principal Market and Prices
---------------------------

The Company has two classes of authorized stock: 75 million shares of common stock, $0.01 par value, of which 34,393,397 were outstanding as of September 22, 1999, and 5 million shares of preferred stock, $0.01 par value, none of which has been issued.

The Company's common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol DBCC. The Company began trading under this symbol on June 29, 1992. As of September 22, 1999, there were 1,825 holders of record of the Company's common stock, and the Company believes it had in excess of 10,000 beneficial owners of its common stock. The Company has paid no dividends, and under the terms of certain indebtedness the Company is restricted from paying dividends on its common stock (see Liquidity and Capital Resources under Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The range of high and low bid quotations for the common stock of DBC as reported by Nasdaq for each quarterly period during the fiscal years ended June 30, 1999 and June 30, 1998 is shown below.


                                                 High               Low
                                                ------            ------

Fiscal Year 1999:
      FIRST QUARTER (07/01/98 to 09/30/98).      7 1/2             4
      SECOND QUARTER (10/01/98 to 12/31/98).    18 9/16            2 9/16
      THIRD QUARTER (01/01/99 to 03/31/99) ..   46 1/8            12 7/8
      FOURTH QUARTER (04/01/99 to 06/30/99) .   22 3/8             8 3/4



Fiscal Year 1998:
      FIRST QUARTER (07/01/97 TO 09/30/97) .     7 1/4            $4 3/4
      SECOND QUARTER (10/01/97 TO 12/31/97).     8 5/16            4 7/8
      THIRD QUARTER (01/01/98 TO 3/31/98) ...    6 5/8             4 1/4
      FOURTH QUARTER (04/01/98 TO 06/30/98) .....9 1/8             5

Item  6.  SELECTED FINANCIAL DATA
          -----------------------

                   (In thousands, except per share amounts)
                                           Year Ended June 30,
                                    ---------------------------------
                         1999        1998        1997        1996      1995
                         ----        ----        ----        ----      ----
REVENUES               $108,294   $102,613    $105,702     $81,664   $74,243

INCOME (LOSS)
FROM OPERATIONS          (1,016)     5,434       9,174      12,432     8,245

INCOME (LOSS) FROM
CONTINUING OPERATIONS    (4,189)     2,993       5,396       9,088    16,365

NET INCOME  (LOSS)       (4,189)    (4,763)    (18,279)      8,871    16,365

BASIC INCOME (LOSS) PER
  SHARE INCOME (LOSS)
  FROM CONTINUING
  OPERATIONS              $(.12)      $.09        $.17        $.30      $.73
    NET INCOME  (LOSS)    $(.12)     $(.15)      $(.56)       $.29      $.73
DILUTED INCOME (LOSS)
  PER SHARE
    INCOME (LOSS)
      FROM CONTINUING
      OPERATIONS          $(.12)      $.09        $.16        $.28      $.67
    NET INCOME (LOSS)     $(.12)     $(.14)      $(.54)       $.27      $.67

WEIGHTED AVERAGE SHARES
  BASIC                  33,902     32,841      32,526      30,599    22,497
  DILUTED                34,760     33,447      33,676      32,734    24,350

TOTAL ASSETS           $188,492   $126,464    $134,183    $153,967  $163,020

LONG-TERM DEBT, LESS
  CURRENT PORTION             -        500       1,500       2,558     8,903

STOCKHOLDERS' EQUITY    154,158    102,525     105,853     116,097    96,715

- Operating results reflect the sale of the assets of Shark Information Services Corp. effective May 1, 1995, the acquisition of BMI on June 30, 1995 and the acquisition of GTIS on August 31, 1998.
- Net loss in 1998 includes a loss of $6.1 million on the disposal of discontinued operations, primarily due to the non-cash write-off of the net assets of the business, net of a tax benefit.
- Net loss in 1997 includes a loss of $21.3 million on the disposal of discontinued operations, primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense.
- Income from operations in 1996 includes a charge of $1.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $3.3 million attributable to proceeds received from Consumer News and Business Channel ("CNBC") under a previous agreement and an extraordinary loss of $0.2 million on the prepayment of debt.
- Income from operations in 1995 includes a charge of $0.9 million related to merger and consolidation costs. Net income also includes a non-recurring, pre-tax benefit of $14.1 million attributable to proceeds received from CNBC under a previous agreement and a non-recurring, pre-tax gain of $5.4 million from the sale of the assets of Shark.
- Exchange fees have been reclassified as revenues and expenses, amounting to $13.6 million, $12.7 million and $13.2 million in 1999, 1998 and 1997, respectively.  No such reclassification was made for 1996 and 1995.
- During the five-year period ended June 30, 1999, the Company paid no cash dividends.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

GENERAL
-------

The Company delivers a wide range of information and analytical tools used primarily by investors to make investment decisions. The Company will primarily deliver these services over the Internet as a result of its decision to transition away from the Company's historical broadcast platforms. These services include the following:

- Real-time financial market prices - equities, mutual funds, options, bonds, indices, futures, commodities and foreign exchange rates.
- News - proprietary business articles, news headlines, press releases, wire services, and transcripts from U.S. and Russian government activities.
- Access to historical financial databases - stock prices, technical charts, research reports and SEC filings.
- Analytical tools - Technical stock charting and detailed fixed income portfolio analysis.

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

With the exception of certain fixed income services, which are targeted toward fixed income portfolio managers, most of the Company's customers have historically been individual investors. However, the Company expects the number of its institutional customers will increase as a result of growth in BondEdge and InSite.

The Company operates in two business segments:
  - Market Information - including financial and sports information services targeted toward individual and institutional investors.

  - BondEdge - fixed-income analytical software marketed to fixed-income portfolio managers.

In May 1999, the Company sold its AgCast business to Farm Journal Corporation ("FJ"), in exchange for $3,100,000 of convertible preferred stock in FJ, a privately-held agribusiness information company.

MarketWatch.Com, Inc. ("MarketWatch") is a venture formed in October 1997 with CBS Broadcasting, Inc. It operates Internet web sites that deliver a broad range of financial market information. The Company believes that most of the visitors to this site are individual investors. Although much of the information on MarketWatch is free to visitors, it does offer paid subscriptions to certain of its data. MarketWatch currently derives the bulk of its revenue from advertising. In January 1999, MarketWatch completed an initial public offering of its common stock, reducing DBC's ownership interest from 50 percent to 37 percent. The Company's ownership interest has been further diluted to 33 percent, due to MarketWatch's issuance of stock for the acquisition of BigCharts Inc., a leading provider of securities charts on the Web.

DBC purchased substantially all of the assets of GTIS on August 31, 1998. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. This acquisition expands the Company's reach to institutional customers.

DBC owns two businesses which have been classified as discontinued operations for accounting purposes. Instore Satellite Network ("ISN") installs and operates point to multipoint satellite services for retail merchants. Lawyers Communications Network ("LCN") is a limited liability company formed with the American Bar Association which provides continuing legal education and news via the Internet or satellite to legal professionals. Subsequent to year-end, the Company sold ISN and closed LCN. DBC will continue to operate a business video operation, formerly part of ISN, through the end of its existing contracts, in accordance with the agreement to sell ISN.

RESULTS OF OPERATIONS
---------------------
                     SELECTED FINANCIAL DATA ($ Thousands)
                                               Year Ended June 30,
                                       ---------------------------------

                                       1999           1998          1997
                                       ----           ----          ----
Revenues
  Market Information:
    Broadcast                        $54,566        $72,069       $81,654
    eSignal                           16,107          3,256           570
    Institutional                     14,127          7,138         4,559
  BondEdge                            23,494         20,150        18,919
                                      ------         ------        ------
                                     108,294        102,613       105,702

Cost of services                      55,219         47,955        45,627
Selling, general and administrative:
  Sales and marketing                 21,849         18,221        19,799
  General and administrative          17,137         15,407        16,691
Depreciation and amortization:
  Equipment and leasehold
    improvements                       8,749          9,622         8,581
  Goodwill                             3,989          3,728         3,548
  Software development and other       2,367          2,246         2,282
                                      ------          -----         -----
Income (loss) from operations        $(1,016)        $5,434        $9,174
                                      ======         ======        ======

Income (loss) from
  operations by unit
Market Information                   $(3,678)        $3,685        $7,318
BondEdge                               8,595          6,094         5,288
Corporate and unallocated             (5,933)        (4,345)       (3,432)
                                      ------         ------        ------
                                     $(1,016)        $5,434        $9,174
                                      ======          =====         =====

In the third quarter of 1997 the Company adopted a plan to dispose of its CheckRite ("CRI") and ISN businesses. In the second quarter of 1998 DBC adopted a plan to dispose of its interest in LCN due to the disappointing pace of subscriber additions. The results of operations for these businesses have been reported as discontinued operations. The loss from discontinued operations was $23,675,000 ($0.73 per share) for 1997 and $7,756,000 ($0.24 per share) for 1998. These losses were primarily due to the non-cash write-off of the net assets of the businesses and the related tax expense. Prior to the initial write-off, the net assets included $34,239,000 of unamortized goodwill. CRI was sold in 1998. Subsequent to year-end, DBC sold ISN and closed LCN.

1999 versus 1998

Overall, revenues from continuing operations increased by six percent.
eSignal revenues increased dramatically, from $3,256,000 to $16,107,000, while Broadcast revenues declined from $72,069,000 to $54,566,000. This change in the mix of customers, which is expected to continue, resulted in a decrease in revenues, despite an overall increase in subscribers, due to lower average revenues for eSignal subscribers. Institutional revenues grew from $7,138,000 to $14,127,000, due to the August 1998 acquisition of GTIS and the initial market acceptance of InSite. BondEdge revenues increased by 17 percent due to price increases, growth in the subscriber base and the sale of additional analytical modules to existing customers.

The Company recorded an operating loss of $1,016,000, down from operating income of $5,434,000 a year ago. This decline is largely attributable to the decline in Broadcast revenues with little reduction in Broadcast's fixed distribution expense, substantial increases in sales and marketing expenses for eSignal and Insite, offset by significant growth in the operating income of BondEdge.

The Company's share of MarketWatch's losses grew from $576,000 in 1998 to $6,500,000 in 1999. This venture was formed during 1998 and DBC's results for 1998 included only eight months results versus a full year in 1999. MarketWatch's losses increased significantly with the June 1999 acquisition of BigCharts, Inc., which will result in significant non-cash charges over the next three years for the amortization of goodwill. As a result, the Company's share of MarketWatch's losses in fiscal 2000 is expected to increase.

In January 1999, MarketWatch completed an initial public offering ("IPO"). As a result of the IPO and MarketWatch's issuance of shares for the BigCharts acquisition, DBC was required to increase the carrying value of its investment in MarketWatch by $52,631,000, less deferred income taxes of $21,134,000. The net adjustment was recorded as an increase to additional paid-in capital.

Interest income, net, increased by $820,000. This increase was mainly caused by higher interest income of $681,000 which resulted from higher cash balances during the period. Interest expense decreased by $139,000 due to lower levels of debt and other credit facilities.

Loss from continuing operations and net loss in 1999 amounted to $4,189,000 or $0.12 per share, including losses of $0.13 related to MarketWatch. Income from continuing operations in 1998 was $2,993,000 or $0.09 per share, including a charge of $0.01 for MarketWatch losses. Basic weighted average shares outstanding increased by three percent due to the issuance of shares associated with the exercise of stock options and warrants. The increases were partially offset by the Company's purchases of treasury shares.

1998 versus 1997

Overall revenues from continuing operations decreased by 3 percent. Broadcast revenues decreased by $9,585,000 (12 percent), while the Company recorded an increase in revenues for eSignal of $2,686,000. While there was a slight overall decrease in subscribers for these two businesses, revenues dropped more sharply as the eSignal services are priced lower. BondEdge revenues increased by seven percent due to subscriber increases and sales of additional analytical modules to existing customers. Institutional revenues increased by 57 percent. This was due to strong increases in InSite and the European subscriber base, and the inclusion of a full year of revenues from the October 1996 acquisition of Federal News Service.

Overall operating income decreased by $3,740,000. Market Information's operating income declined by $3,633,000 due to the revenue losses described
above and the development and initial marketing for InSite.    BondEdge's
operating income increased by 15 percent due to the revenue growth. Also included in 1998 operating income were $1,040,000 of other charges, including professional fees related to potential acquisitions and the organization of MarketWatch, moving certain operations in California and the settlement of a sales tax audit.

Included in 1998 were losses from MarketWatch of $576,000. There were no comparable losses in the prior year as the venture was not formed until October 1997.

In 1997, other expense included a $700,000 charge associated with the settlement of class action litigation. In 1998, the Company recorded a benefit of $177,000, due to the positive resolution of certain contingencies included in the 1997 charge and the 1998 settlement of other litigation in the Company's favor.

Also included in 1997 was $952,000 in non-recurring gains associated with previous transactions involving Shark Information Services Corp. and the Consumer News and Business Channel. These gains resulted from the resolution of certain contingencies and the revision of certain estimates associated with these transactions.

Interest income, net increased by $339,000 due to lower levels of bank debt and higher cash balances, attributable to overall positive cash flow and the receipt of $15,500,000 in May 1998 from the sale of CRI.

The effective tax rate for 1998 was approximately 45 percent. This was significantly higher than 1997 due to the impact of nondeductible goodwill amortization on a lower level of pretax income from continuing operations.

Net income from continuing operations in 1998 was $2,993,000, equal to $0.09 per share. Net income from continuing operations in 1997 was $5,396,000, equal to $0.17 per share. Basic weighted average shares were flat as shares issued for acquisitions and the exercise of stock options were offset by the Company's stock buyback program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $21,404,000, $15,941,000 and $20,421,000 in 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 resulted from favorable swings in income tax payments and accounts payable and an increase in deferred revenue, offset by operating losses and an increase in accounts receivable. The decrease from 1997 to 1998 was mainly due to lower operating earnings and the payment of income taxes on the gain on the sale of CRI.

The Company's capital expenditures have continued to decline due in part to the shift to Internet-delivered services which require less Company-owned equipment. However, DBC has entered into a new lease for office space in New York, which will be used to consolidate its existing operations in New York and provide space for their growth. In connection with this transaction, the Company expects to incur expenditures for leasehold improvements during 2000.

Capitalized software development costs totaled $1,385,000 in 1999, mainly for the development of updated versions of InSite and eSignal and enhancements to BondEdge. Such costs in 1998 and 1997 amounted to $2,052,000 and $2,158,000, respectively, and were primarily related to the development of InSite, AgCast and BondEdge.

In 1999, DBC used $3,926,000 for acquisitions, primarily for the purchase of GTIS, including $135,000 of transaction expenses. DBC received $15,500,000 in 1998 from the sale of substantially all of the assets of CRI. The Company invested $3,168,000 in its MarketWatch and Internet Financial Network ("IFN") joint ventures. In 1997, the Company used $6,155,000 for acquisitions, including contingent earnout payments associated with the CMS acquisition and the purchase of Instant Odds Network. The joint venture investments of $1,818,000 related to DBC's activities in Hong Kong and IFN.

In 1999, DBC received $16,045,000 from the exercise of 3,073,000 stock options and warrants. The Company purchased 1,321,313 shares of treasury stock for $8,000,000. The Company also paid down $1,008,000 of debt in 1999.
In 1998, the Company paid down $1,053,000 of long-term debt and purchased 179,000 shares of treasury stock for $908,000. Only 180,000 stock options were exercised, generating $714,000.

In 1997, the Company used $3,807,000 to pay down long-term debt, of which $2,700,000 was associated with the acquisition of CMS. The exercise of 1,525,000 stock options generated $4,896,000 and $8,835,000 was used to purchase treasury shares in a repurchase program that began in November 1996.

Subsequent to year end, the Company has continued to buyback its own shares. The Company is currently authorized to buy up to 4,000,000 shares, of which 3,160,000 had been purchased through September 22, 1999. In August 1999, DBC received $3,995,000 for the sale of ISN. Due to significant tax losses generated in 1999 by the exercise of stock options, the Company expects to receive tax refunds of $5,800,000 in 2000.

DBC's debt agreement with Key Corporate Capital, Inc. requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At June 30, 1999, the Company was in compliance with these covenants.

Management believes that the cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------

During 1999, the Company's main development efforts were to increase the
markets for eSignal and Insite.   The purchase of the GTIS business helped to
expand the Company's institutional market presence.

Demand for financial market information is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to experience a prolonged period of investor inactivity in trading securities, the Company's business could be adversely affected. The degree of such consequences is uncertain.

INCOME TAXES
------------

Under current accounting requirements, the Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carryforwards and tax credit carryforwards. Recognition of deferred tax assets is subject to the Company's determination that realization is more likely than not. As of June 30, 1999, the Company has recorded $5,386,000 of net deferred tax assets, net of a valuation allowance of $2,601,000 and deferred tax liabilities of $19,247,000. Based on taxable income projections, management believes that the recorded net deferred tax assets will be realized.

INFLATION
---------

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

YEAR 2000
---------

The Company has substantially completed a comprehensive review of its products, information systems and critical suppliers to identify those that may be affected by the year 2000 ( Y2K ) issue. The Company s Y2K status is as follows:
- Most of the Company s products and networks are substantially Y2K compliant already. However, there is one older product with a small number of subscribers that is not Y2K compliant and will not be supported beyond December 31, 1999. The Company has informed those customers affected and will try to meet the customers needs with another DBC product.
- The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. DBC will continue to work with those who are not yet Y2K compliant.
- In the normal course of business, the Company is replacing its administrative systems for accounting, billing and customer management. The new systems will be fully Y2K compliant and will cost approximately $3,200,000, most of which will be capitalized as fixed assets. At June 30, 1999, approximately $2,500,000 has been capitalized. These costs were capitalized because they related to the implementation of new systems which include substantial new functionality in addition to being Y2K compliant.

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

- The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company's traditional "active-trader" market.

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

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

Financial Statements:                                                     Page
                                                                          ----

      Report of Independent Accountants....................................19

      Consolidated Statements of Operations and Comprehensive Loss.........20

      Consolidated Balance Sheets..........................................21

      Consolidated Statements of Cash Flows................................22

      Consolidated Statements of Stockholders' Equity......................23

      Notes to Consolidated Financial Statements...........................24

Quarterly Financial Information  (Unaudited)...............................34

Supplemental Schedule:

      Report of Independent Accountants....................................35

      Financial Statement Schedule.........................................36

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and Stockholders of Data Broadcasting Corporation:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Data Broadcasting Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/  PricewaterhouseCoopers LLP



Salt Lake City, Utah
August 18, 1999, except as to Note 17 which is as of August 31, 1999

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                     (In thousands, except per share data)

                                                  Year Ended June 30,
                                           ------------------------------
                                        1999           1998          1997
                                        ----           ----          ----
REVENUES                             $108,294       $102,613      $105,702
COSTS AND EXPENSES
  Cost of services                     55,219         47,955        45,627
  Selling, general and
    administrative                     38,986         33,628        36,490
  Depreciation and amortization        15,105         15,596        14,411
                                     --------         ------       -------
  Total costs and expenses            109,310         97,179        96,528
                                     --------         ------       -------
INCOME (LOSS) FROM OPERATIONS          (1,016)         5,434         9,174
Equity in loss of
  MarketWatch.com, Inc.                (6,500)          (576)            -
Gain on sale of Shark                       -              -           703
Equity in loss of Hong Kong
  joint venture                             -            (43)         (828)
Interest income, net                    1,472            652           313
Other expense, net                       (169)            (7)         (702)
                                       ------         ------         -----
INCOME (LOSS) BEFORE
  REORGANIZATION ITEMS                 (6,213)         5,460         8,660
CNBC proceeds, net of obligations           -              -           249
                                       -------       -------       -------
INCOME (LOSS) BEFORE INCOME
  TAXES                                (6,213)         5,460         8,909
Provision (benefit) for
  income taxes                         (2,024)         2,467         3,513
                                       ------        -------       -------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                (4,189)         2,993         5,396
Loss from discontinued operations,
  including taxes                           -         (7,756)      (23,675)
                                       ------        -------        ------
NET LOSS                               (4,189)        (4,763)      (18,279)
  Other comprehensive income
  Foreign currency translation
    adjustment                            (74)             -             -
                                      -------        -------        ------
COMPREHENSIVE LOSS                    $(4,263)       $(4,763)     $(18,279)
                                      =======        =======      ========

INCOME (LOSS) PER SHARE:
  Basic
    Income (loss)
      from continuing operations       $(0.12)         $0.09         $0.17
    Loss from discontinued operations       -          (0.24)        (0.73)
                                       ------        -------       -------
     Net loss                          $(0.12)        $(0.15)       $(0.56)
                                       ======         ======        ======
  Diluted
    Income (loss)
      from continuing operations       $(0.12)         $0.09         $0.16
    Loss from discontinued
      operations                            -          (0.23)        (0.70)
                                       ------        -------         -----
     Net loss                          $(0.12)        $(0.14)       $(0.54)
                                       ======         ======        ======


         See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (In thousands, except for number of shares)


                                                           June 30,
                                                   1999              1998
                                                   ----              ----
ASSETS
------
Current Assets:
  Cash and cash equivalents                      $41,507           $26,256
  Accounts receivable, net of
   allowance for doubtful
   accounts of $2,034 and $1,366                   8,782             7,478
  Income taxes receivable                          6,141             1,161
  Net assets of discontinued operations            1,373             1,180
  Prepaid expenses and other current assets        1,187               885
                                                  ------            ------
     Total Current Assets                         58,990            36,960
Property and equipment, net                       14,853            17,369
Software development costs, net of
  accumulated amortization of $8,159 and
  $6,037                                           3,460             4,794
Goodwill, net of accumulated amortization
  of $15,914 and $11,957                          45,784            45,669
Investment in MarketWatch.com, Inc.               47,554               424
Deferred tax assets, net                          11,917            13,658
Other non-current assets                           5,934             7,590
                                                --------          --------
     TOTAL ASSETS                               $188,492          $126,464
                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                $7,655            $6,798
  Accrued liabilities                              8,541             5,462
  Deferred tax liabilities                         6,531               538
  Current maturities of long-term debt               500             1,000
  Other current liabilities                          545               733
                                                 -------           -------
                                                  23,772            14,531
  Deferred revenue                                 9,077             7,545
                                                 -------           -------
     Total Current Liabilities                    32,849            22,076
Long-term debt                                         -               500
Other non-current liabilities                      1,485             1,363
                                                 -------           -------
     TOTAL LIABILITIES                            34,334            23,939
                                                 -------           -------

Commitments and contingencies

Stockholders' Equity:
  Common stock, $0.01 par value:
     Authorized: 75,000,000 shares;
     Issued and Outstanding:
     34,741,640 Shares in 1999
     and 32,989,923 Shares in 1998                   375               345
  Additional paid-in capital                     164,795           101,241
  Retained earnings                                5,860            10,049
  Accumulated other comprehensive income             (74)                -
  Treasury stock                                 (16,798)           (9,110)
                                                --------          --------
     TOTAL STOCKHOLDERS' EQUITY                  154,158           102,525
                                                --------          --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $188,492          $126,464
                                                ========          ========
          See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended June 30,
                                                  ----------------------
                                            1999         1998         1997
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net loss                                  $(4,189)     $(4,763)    $(18,279)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
    Depreciation and amortization          17,871       20,067       19,845
    Write-down of net assets of
      discontinued operations,
      including taxes                           -        6,109       21,264
    Equity in loss of MarketWatch.com,
      Inc.                                  6,500          576            -
    Deferred tax provision (benefit)       (4,102)      (2,971)          81
    Provision for losses on accounts
      receivable                            1,820        2,359        2,333
    Equity in loss of Hong Kong joint
      venture                                   -           43          828
    Gain on sale of Shark                       -            -         (703)
    Other non-cash items, net                 569          516          291
Changes in operating assets and
  liabilities, net:
    Accounts receivable                    (3,590)      (1,352)      (4,257)
    Income taxes payable                    2,574       (1,957)       1,000
    Accounts payable and accrued
      liabilities                           2,833       (1,824)        (399)
    Deferred revenue                        1,605           562         367
    Other assets and liabilities,
      net                                    (487)       (1,424)     (1,950)
                                           ------        ------      ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               21,404        15,941      20,421
                                           ------        ------      ------

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Purchase of property and equipment       (8,751)       (9,122)    (11,693)
  Cash received from joint ventures         4,503             -           -
  Investment in and advances to
    joint ventures                         (3,592)       (3,168)     (1,818)
  Cash paid for acquisitions, net of
    cash acquired                          (3,985)         (198)     (6,155)
  Capitalized software development costs   (1,385)       (2,052)     (2,158)
  Proceeds from the sales of businesses         -        15,500           -
  Other, net                                   20            98          34
                                           ------        ------      ------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (13,190)        1,058     (21,790)
                                           ------        ------      ------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Exercise of stock options
   and warrants                            16,045           714       4,896
  Purchase of treasury stock               (8,000)         (908)     (8,835)
  Payments of long-term debt
    and capital lease obligations          (1,008)       (1,053)     (3,807)
  Other, net                                    -           (20)        (28)
                                           ------        ------      ------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      7,037        (1,267)     (7,774)
                                           ------        ------      ------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     15,251        15,732      (9,143)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      26,256        10,524      19,667
                                           ------        ------      ------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $41,507       $26,256     $10,524
                                          =======       =======     =======

         See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (In thousands, except for number of shares)

                 Common Stock     Additional          Other            Total
                 ------------
                  Shares           Paid-In  Retained  Comp.  Treasury  Stock-
                Outstanding Amount Capital  Earnings  Income   Stock   Equity
                ----------- ------ -------  --------  ------ --------  ------

BALANCE AT
JUNE 30, 1996   31,337,984  $313   $82,693  $33,091                  $116,097
  Issuance of
   stock for
   acquisitions  1,263,747    14    10,772        -                    10,786
  Exercise of
   stock options
   and warrants  1,525,347    14     4,882        -                     4,896
  Tax benefit
   from exercise
   of stock
   options               -     -     1,188        -                     1,188
  Purchase/
   retirement of
   treasury
   stock        (1,417,916)    -      (210)       -       $(8,625)     (8,835)
  Net loss               -     -            (18,279)            -     (18,279)
                 ---------   ---     -----   ------         -----      ------

BALANCE AT
 JUNE 30,
 1997           32,709,162   341    99,325   14,812        (8,625)    105,853



  Issuance of
   stock for
   acquisitions    280,291     3     1,363        -             -       1,366
  Exercise of
   stock options
  and warrants     179,745     2       712        -            -          714
  Tax benefit
   from exercise
   of stock
   options               -     -       263        -            -          263
  Purchase/
   retirement of
   treasury
   stock          (179,275)   (1)     (422)       -         (485)        (908)
  Net loss               -     -         -   (4,763)           -       (4,763)
                   -------     -       ---    -----          ---       ------

BALANCE AT
 JUNE 30,
 1998           32,989,923   345   101,241   10,049       (9,110)     102,525
  Exercise of
   stock
   options
   and
   warrants      3,073,030    30    16,015        -            -       16,045
  Tax benefit
   from exercise
   of stock
   options               -     -    16,354        -            -       16,354
  Purchase/
   retirement of
   treasury
   stock        (1,321,313)    -      (312)       -       (7,688)      (8,000)
  Write-up of
   investment in
   Market-
   Watch.com             -     -    31,497        -            -       31,497
  Accumulated
   other
   comprehen-
   sive income           -     -         -        -  $(74)      -         (74)
  Net loss               -     -         -   (4,189)            -      (4,189)
                   -------     -       ---    -----     --   ---       ------

BALANCE AT
JUNE 30,
1999            34,741,640 $375  $164,795   $5,860  $(74) $(16,798)  $154,158
                ==========  ===   =======    =====    ==    ======    =======
        See accompanying notes to consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Nature of Business  -  Data Broadcasting Corporation and subsidiaries
      ------------------
      (the "Company" or "DBC") operates in two business segments, providing a variety of actionable market data and news to its subscribers. This data consists of real-time stock market quotes, equity and fixed income analytics, financial market and governmental information and news and access to historical financial databases and sports information.

     DBC's customer base consists mainly of individual investors, traders and institutional portfolio managers. Customers are located principally in North America, with additional customers in Europe and Asia.

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
     ----------------------
     depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the shorter of their useful lives or the remaining lease term. During fiscal 1998, the Company adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". This pronouncement requires the capitalization of internal use software under certain circumstances. The Company capitalized approximately $2,113,000 and $1,201,000 during the years ended June 30, 1999 and 1998, respectively, primarily related to the purchase and development of new computer systems.

     Software Development Costs  -  The Company capitalizes certain costs
     --------------------------
     incurred to produce certain software used by subscribers to access, manage and analyze information in the Company's databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. In fiscal 1999, 1998 and 1997, such amortization amounted to approximately $2,348,000, $2,176,000 and $2,023,000 respectively.

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
     -------------------
     recorded as revenue on a straight-line basis over the term of the subscription agreement. One-time service initiation fees are recognized as revenue when billed to the extent that no future performance obligations exist and such fees do not exceed direct selling costs, which are expensed as incurred. In fiscal 1999, 1998 and 1997 such fees aggregated approximately $2,347,000, $4,793,000 and $5,300,000 respectively, and did not exceed direct selling costs.

     Research and Development Costs  -  Expenditures for research and
     ------------------------------
     development are expensed as incurred. The Company expensed approximately $6,348,000, $8,400,000 and $7,100,000 in research and development costs during the years ended June 30, 1999, 1998 and 1997, respectively, including maintenance and upgrading of existing products and development of new products.

     Stock-Based Compensation  -  The Company follows Accounting Principles
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
     ------------
     valuation allowance in the future, a charge to income tax expense will be required. However, in the event there is a need to decrease the valuation allowance, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") requires a direct addition to stockholders' equity. This treatment only applies to the deferred tax assets and related valuation allowance applicable to items that arose prior to June 26, 1992, the effective date of the reorganization plan of the Company's predecessor. As of June 30, 1999, the entire valuation allowance is related to such items.

     Earnings per Share  -  In fiscal 1998, the Company adopted Statement of
     ------------------
     Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share presented for 1997 have been restated to conform to the new presentation. Below is a reconciliation of shares outstanding (in thousands) between the basic and diluted calculations for each period.

                                 1999                1998               1997
                                 ----                ----               ----
  Basic shares                  33,902              32,841             32,526
  Stock options and warrants       858                 606              1,150
                                ------              ------             ------
  Diluted shares                34,760              33,447             33,676
                                ======              ======             ======


      Issuance of Stock by Investees  -  When an investee sells its stock to
      -----------------
      unrelated parties at a price in excess of its book value, the Company's net investment in that investee increases. This increase is typically recorded as a gain in the Company's statement of operations. However, in instances where realization of such gain is not assured, the gain would be recorded as an increase to additional paid-in capital.

      Long-lived Assets  -  The Company evaluates the recoverability of its
      -----------------
      long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

      Accounting Estimates  -  The preparation of financial statements in
      --------------------
      conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

      Reclassifications - Certain prior year amounts have been reclassified ----------------- to conform with the current year's presentation. This included the reclassification of exchange fees as revenues and expenses in all periods, which amounted to $13,581,000, $12,721,000 and $13,224,000 in fiscal 1999, 1998 and 1997, respectively.

      Segment Information  -  In fiscal 1999, DBC adopted Statement of
      -------------------
      Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". FASB No. 131 establishes standards for the disclosure using the management approach which designates the internal organization used by management for performance assessment to be the source of the Company's reportable segments.


2.    INVESTMENT IN MARKETWATCH.COM INC.

      On January 15, 1999, MarketWatch.com, Inc. ("MW"), originally Marketwatch.com LLC, the Company's 50-50 joint venture with CBS Broadcasting, Inc. ("CBS"), completed an initial public offering of its common stock (the "Offering"). In connection with the Offering, MW sold 3,162,500 shares for $17 per share, resulting in a reduction in the Company's ownership interest from 50% to 37%. The selling price per share in the Offering was greater than the Company's average carrying amount per share. As a result, the Company recognized an increase in the carrying value of the investment of $18,045,000. This increase in carrying value, net of deferred tax liabilities of $7,300,000 was recorded as an increase to additional paid-in capital. Subsequent to the Offering, MW issued stock for an acquisition, reducing DBC's investment to approximately 33 percent. The value of the shares issued for the acquisition was greater than the Company's average carrying amount per share. As a result, the Company recognized an increase in the carrying value of the investment of $34,586,000. This increase in carrying value, net of deferred tax liabilities of $13,834,000, was recorded as an increase to additional paid-in capital.

      In fiscal 1999 and 1998, the Company recognized equity in losses of MW of $6,500,000 and $576,000, respectively. Upon the formation of the joint venture, the Company's 50% interest in the net equity of the joint venture exceeded the Company's $2 million cash contribution primarily due to the contribution to the joint venture by CBS of advertising with a fair value of $30 million. This excess is being amortized as the related advertising is utilized. The Company's equity in losses of MW noted above are net of amortization of this excess of $5,225,000 for the fiscal year ended June 30, 1999. The remaining amount of this excess at June 30, 1999 is $4,835,000, which is included in "Investment in MarketWatch.com, Inc." in the accompanying balance sheet.

      There are several other agreements between the Company, MW and CBS, including an agreement for CBS to license its name and logo to MW. Additionally, DBC is required to lend MW up to $5,000,000 under a revolving credit agreement expiring October 29, 2000. As of June 30, 1998, $1,543,000 had been advanced under this provision. This advance was repaid in January 1999 with proceeds from the Offering.

      Additionally, DBC purchased news from MW in the amount of $1,421,000 for the year ended June 30, 1999. DBC is required to pay a minimum of $100,000 per month for this news through the month ending October 29, 2002. DBC also purchased web advertising of $483,000 from MW for the year ended June 30, 1999.

      DBC also provides services to MW including accounting, network operations, web hosting and data feeds. DBC charged MW $1,039,000 for such services for the year ended June 30, 1999, which amounts were recorded as reductions of the gross expenses incurred by DBC.

      As of June 30, 1999, MW's assets and liabilities, derived from the unaudited quarterly data, were as follows: current assets, $33,033,000; total assets, $187,673,000; current and total liabilities, $5,079,000. MW's unaudited revenue and net loss for the six months ended June 30, 1999 were $7,965,000 and $18,882,000, respectively.

3.    ACQUISITIONS

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

      Effective July 1, 1996, the Company acquired all of the outstanding common stock of Instant Odds Network, Inc. ("ION") for $2,600,000 in cash. ION has the rights to transmit electronically real-time betting odds from six major casinos in Las Vegas. The agreement contains a contingent earnout provision, payable in the Company's common stock, based upon the results of operations of ION for the three-year period ending June 30, 1999. This provision is expected to result in the issuance of approximately 1,300 shares of DBC common stock in fiscal 2000.

      Effective October 31, 1996, the Company acquired substantially all of the assets of Federal News Service Group, Inc. ("FNS"), subject to certain liabilities, for 804,841 shares of the Company's common stock, valued at $6,650,000. FNS provides verbatim transcripts of major federal government hearings to news organizations, political associations and corporations around the world. The agreement also provided for a contingent earnout, based upon FNS' results of operations for the year ended October 31, 1997. In March 1998, the Company made a contingent earnout payment of $1,499,000, comprising $133,000 in cash and approximately 280,000 shares of DBC common stock, valued at $1,366,000. In conjunction with this acquisition, the Company extended an interest-bearing loan to an executive of FNS. In January 1999, payment in full was received on this loan.

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

      The above transactions have been accounted for as purchases and goodwill is being amortized over 5 to 25 years using the straight-line method. The acquisitions of GTIS, LVSC, ION, FNS, CN and NCI did not have a material effect on the results of operations in the year of acquisition. Accordingly, no pro forma results have been presented.

      In connection with the acquisition of Broadcast International, Inc. ("BII") on June 30, 1995, management developed and implemented certain restructuring plans. The estimated cost of these actions as of June 30, 1995 was approximately $1,874,000 and was accrued in purchase accounting. During fiscal 1999, 1998, and 1997 the Company charged approximately $8,000, $224,000 and $400,000, respectively, of severance and lease costs against this accrual.

4.   PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at June 30, (in thousands):

                                                  1999                1998
                                                  ----                ----
   Receiver equipment held by subscribers       $28,177             $28,377
   Computer and communication equipment          23,249              21,792
   Furniture and fixtures                         2,804               2,512
   Leasehold improvements                         3,071               2,259
                                                 ------              ------
                                                 57,301              54,940
   Less accumulated depreciation                 42,448              37,571
                                                 ------              ------
                                                $14,853             $17,369
                                                 ======              ======

      Depreciation expense was $8,749,000, $9,622,000 and $8,581,000 for fiscal years 1999, 1998, and 1997, respectively.

5.    CREDIT ARRANGEMENTS

      Long-term debt consisted of the following at June 30, (in thousands):

                                                   1999               1998
                                                   ----               ----
      Key Corporate Capital term loan              $500             $1,500
      Less current maturities                       500              1,000
                                                  -----              -----
      Long-term debt                               $  0             $  500
                                                  =====              =====

      In March 1996, the Company entered into a $36,500,000 loan agreement with Key Corporate Capital, Inc. ("Key"). The agreement provided for an acquisition line of credit of $30,000,000, a revolving line of credit of $3,000,000 and a term loan of $3,500,000. The lines of credit are available until December 31, 2000, with the amount available under the acquisition line of credit decreasing each quarter. As of June 30, 1999, the total amount available under the acquisition line of credit had been reduced to $8,150,000. The term loan matures on December 31, 1999 with principal payments of $250,000 due quarterly. Under this agreement substantially all of the assets of the Company and its subsidiaries are collateralized. All facilities accrue interest at variable rates with the interest rate on the term loan being 7.58 percent as of June 30, 1999. To date, DBC has not drawn on the line of credit facilities. Unused commitment fees of 0.25 percent and 0.325 percent are charged to DBC based on the average daily balance of the unused portion of the acquisition line of credit and revolving line of credit, respectively. This agreement includes various restrictive covenants, including a restriction on the payment of dividends, and requires the Company to maintain certain financial ratios. At June 30, 1999, the Company was in compliance with these covenants. At June 30, 1999 and 1998, $750,000 was included in Other Non-Current Assets, representing a cash balance in an interest-bearing account, required to be maintained as long as any amounts are available under this agreement.

      The Company paid approximately $140,000, $285,000 and $591,000 of interest on long-term debt during the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Interest expense for the fiscal years ended June 30, 1999, 1998 and 1997, was $234,000, $373,000 and $616,000,
      respectively.

      In April 1999, DBC established a $3,100,000 letter of credit, expiring December 31, 1999, related to the settlement of the previously-disclosed class action suit against CheckRite of California, a discontinued operation of the Company. This letter of credit reduces, by its face value, the amounts available for borrowing under the Company's debt agreement with Key. Management does not expect any claims to be made against this letter of credit. Consequently, it is the Company's opinion that the fair value of this instrument is zero.

6.    SALE OF BUSINESSES

      On May 20, 1999, DBC sold substantially all of the assets of its AgCast business to Farm Journal Corporation, a privately-held company, in exchange for 3,100 shares of convertible preferred stock with a face value of $3,100,000 and a put of $1,700,000 exerciseable at the end of two years. Based upon the put, the gain on the sale is $650,000, which has been deferred pending future realization.

      In fiscal 1997, the Company increased its pre-tax gain on the fiscal 1995 sale of substantially all of the assets of Shark Information Services Corp. by $703,000 due to the reduction of certain reserves recorded at the time of the sale. Management determined that these reserves were no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.

7.    OTHER NON-CURRENT ASSETS

      Other non-current assets primarily consists of the Company's investments in Internet Financial Network ("IFN") of $2,607,000 and Farm Journal Corporation (Note 6) and the compensating balance requirement further described in Note 5. As a result of a recapitalization of the business of IFN, DBC converted its advances to IFN to an investment in April 1999.

      In fiscal 1998 and 1997, the Company recorded pre-tax charges of $43,000 and $606,000, respectively, to write-off its investment in a joint venture in Hong Kong and an additional $222,000 of equity losses in fiscal 1997 from this investment. The Company and its joint venture partner concluded that its core product should be discontinued, given the lack of market acceptance.

8.    STOCK BASED COMPENSATION

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

                                                          Weighted Average
                                    Shares                 Exercise Price
                                    ------               ------------------
Outstanding, June 30, 1996           5,572                      4.78
Granted                                663                      7.01
Exercised                           (1,525)                     3.21
Canceled                              (251)                     4.44
                                     -----
Outstanding, June 30, 1997           4,459                      5.67
Granted                                841                      5.16
Exercised                             (180)                     3.97
Canceled                              (118)                     7.51
                                     -----
Outstanding, June 30, 1998           5,002                      5.13
Granted                                331                      7.38
Exercised                           (3,073)                     5.22
Canceled                              (164)                     5.48
                                     -----                      ----
Outstanding, June 30, 1999           2,096                      5.08
                                    ======                      ====
Exercisable, June 30, 1999           1,293                      4.37
                                    ======                      ====

                                     Outstanding           Exercisable
                                     -----------           -----------
                                      Weighted                   Weighted
                                      Average                     Average
                       Shares      Exercise Price    Shares    Exercise Price
                       ------      --------------    ------    --------------

Range of option
 exercise prices:
   $1.22 to $2.44
    (Avg. life: 3.47
    years)              450             2.03           450         2.03
   $2.96 to $5.38
    (Avg. life: 7.42
    years)              988             4.90           468         4.87
   $5.50 to $9.79
    (Avg. life: 7.37
    years)              601             6.72           375         6.56
   $12.62 to $18.55
    (Avg. life: 9.75
    years)               57            16.63             -            -
                      -----                          -----
                      2,096                          1,293
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

      The weighted average fair value per share of options granted was $3.36, $2.21 and $2.53 for the years ended June 30, 1999, 1998 and 1997, respectively.

      The following pro forma information presents DBC's net income (loss) and basic and diluted earnings per share for the years ended June 30, 1999, 1998 and 1997 as if compensation cost had been measured under the fair value method of SFAS No. 123.

                                       1999         1998          1997
                                       ----         ----          ----
      Net loss                       $(5,034)     $(5,631)     $(18,965)
      Basic loss per share            $(0.15)      $(0.17)       $(0.58)

      The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                       1999         1998          1997
                                       ----         ----          ----
Risk free interest rate                5.80%        5.75%         6.05%
Expected life (in years)               3.8          4.0           3.5
Volatility                             76%          62%           50%
Expected dividend yield                0%           0%            0%

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

9.    STOCKHOLDERS' EQUITY

      In addition to the Company's common stock, the Company is authorized to issue 5,000,000 preferred shares, $0.01 par value, none of which have been issued.

      The Board of Directors previously authorized the repurchase of up to 4,000,000 shares of common stock. This plan will continue to be implemented from time to time in either open market or private transactions. As of June 30, 1999, the Company had repurchased approximately 2,919,000 shares at a cost of $17,743,000.

10.   DISCONTINUED OPERATIONS

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

      Revenues for these operations were as follows:

                            1999             1998              1997
                            ----             ----              ----
     ISN                $12,118,000      $12,651,000       $14,468,000
     LCN                   $194,000          $46,000             -
     CRI                       -         $16,366,000       $17,710,000

      Net assets of the discontinued operations consisted of the following as of June 30, 1999 (in thousands):

                  Property and equipment     $1,838
                  Accounts receivable         1,418
                  Prepaid expenses              297
                  Accrued liabilities        (2,584)
                  Other net assets              404
                                            -------
                                           $  1,373
                                            =======

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

      Rent expense approximated $8,359,000, $8,219,000 and $7,750,000 in fiscal 1999, 1998 and 1997, respectively, net of sublease income. At June 30, 1999, future minimum operating lease payments, including approximately $418,000 recorded as a liability in connection with the sale of the assets of Shark and the acquisition of BII, are as follows (in thousands):

                               Real Estate and            Distribution
                                  Equipment                Agreements
                               ---------------            ------------
          2000                     $3,139                    $3,614
          2001                      3,403                     2,677
          2002                      3,112                     1,697
          2003                      2,270                       892
          2004                      2,138                       330
          Thereafter               14,392                         -
                                   ------                    ------
Total minimum lease payments       28,454                    $9,209
                                                              =====
Less amounts accrued                  418
                                   ------
                                  $28,036
                                   ======

      These minimum lease payments have not been reduced by minimum future sublease rentals of $898,000.

      DBC is also committed to approximately $3,335,000 associated with the build-out of new office space in New York and related equipment and furniture purchases.

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

      The Company accrued $700,000 in fiscal 1997 to cover the estimated costs of this settlement, principally legal fees and expenses. In fiscal 1998, this accrual was reduced by $103,000 due to the revision of certain estimates. As of June 30, 1999 all obligations relative to the settlement have been paid.

      Certain check writers have brought a class action suit against CheckRite of California, a subsidiary of the Company, alleging violations of the federal Fair Debt Practices Act and the California Unfair Business Practices Act. The Company has denied the allegations but has negotiated a settlement which required the posting of a letter of credit (Note 5). The settlement of this case has not had a material effect on the financial condition or results of operations of the Company.

      The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

12.   CNBC PROCEEDS AND OBLIGATIONS

      In fiscal 1996, DBC received a final payment from the Consumer News and Business Channel as the result of arbitration of certain matters related to a previous transaction. In fiscal 1997, the Company increased its pre-tax gain from this transaction by $249,000 due to the reduction of certain reserves recorded at the time of the initial transaction. Management determined that these reserves were no longer necessary due to the resolution of certain contingencies and the revision of certain estimates.

13.   INCOME TAXES

The components of net deferred tax assets as of June 30, 1999 and 1998 are as follows (in thousands):

                                                         1999         1998
                                                         ----         ----
Deferred tax assets
  Federal net operating loss carryforwards             $16,885       $8,132
  State net operating loss carryforwards                 2,780        1,046
  Property and equipment                                 2,605        1,458
  Amortization of goodwill and capitalized software      2,371        2,428
  Accrued compensation                                   1,209          958
  Sale of AgCast                                           811            -
  Lease obligations                                        698           42
  Expenses - sale of Shark                                 161          245
  Sale of discontinued operations                            -        1,281
  Purchase accounting liabilities                            -          699
  Other                                                    250          172
                                                        ------       ------
  Gross deferred tax assets                             27,770       16,461
  Valuation allowance                                    2,601        2,601
                                                        ------       ------
  Total deferred tax assets                             25,169       13,860
                                                        ------       ------
Deferred tax liabilities
  Investment in MarketWatch.com                         18,030            -
  Sale/leaseback obligations                             1,128          522
  Subscriber contracts                                       -          195
  Other                                                    625           23
                                                        ------       ------
  Total deferred tax liabilities                        19,783          740
                                                        ------       ------
Net deferred tax assets                                 $5,386      $13,120
                                                        ======      =======

      The Company has net operating loss carryforwards ("NOLs") of $22,334,000, the use of which is limited by the Internal Revenue Code due to prior ownership changes. These NOLs expire through 2007 and are subject to an annual limitation of approximately $2,200,000. The Company has additional NOLs of $36,271,000, which have no annual limitation and expire in 2014.


      The (benefit)/provision for taxes are as follows for the years ended June 30, (in thousands):


                                                1999        1998        1997
                                                ----        ----        ----
Federal:
  Current                                      $1,839      $2,503     $2,344
  Deferred                                     (3,630)       (415)       564
State:
  Current                                         239         617        673
  Deferred                                       (472)       (238)       (68)
                                               ------      ------     ------
Tax (benefit) on continuing operations         (2,024)      2,467      3,513
Tax (benefit) on discontinued operations            -      (4,662)     7,897
                                               ------      ------     ------
                                              $(2,024)    $(2,195)   $11,410
                                              =======     =======    =======

      The consolidated (benefit)/provision for taxes for consolidated operations are as follows (in thousands):

                                          1999          1998          1997
                                          ----          ----          ----
Federal:
  Current                                $1,839        $4,104        $2,344
  Deferred                               (3,630)       (5,908)        6,844
State:
  Current                                   239         1,264           802
  Deferred                                 (472)       (1,655)        1,420
                                         ------        ------        ------
                                        $(2,024)      $(2,195)      $11,410
                                        =======       =======       =======

      The Company's effective tax rate for continuing operations differs from the federal statutory rate, as shown in the following reconciliation for the three years ended June 30, 1999:

                                                 1999        1998       1997
                                                 ----        ----       ----
Income tax expense at federal statutory rate    (35.0%)      35.0%      35.0%
State income tax expense, net of federal
  benefit                                        (3.6)        4.5        4.9
Amortization of goodwill                          5.0         5.5        2.9
Other, net                                        1.0         0.2       (3.4)
                                                  ---         ---       ----
Effective income tax rate                       (32.6%)      45.2%      39.4%
                                                ======       =====      =====
      For the year ended June 30, 1999, the Company received $305,000 of income tax refunds, net of income taxes paid. The Company paid approximately $4,439,000 and $881,000 in federal and state income taxes during the years ended June 30, 1998 and 1997, respectively.

14.   401(k) PLAN

      The Company has a 401(k) plan covering substantially all full-time employees of the Company. Employer contributions to the plan are determined annually by the Company and are made on behalf of participants who have elected to defer receipt of a portion of their compensation otherwise payable in a plan year. Such Company contributions totaled approximately $645,000, $516,000, and $470,000 in fiscal years 1999, 1998, 1997, respectively.

15.   CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company has deposited its temporary cash investments with eleven banks and two financial institutions of high credit quality. At June 30, 1999, approximately $39,596,000 of cash and cash equivalents was deposited in four money market accounts. These accounts are largely invested in U. S. Government obligations and investment grade commercial paper, thereby limiting credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographical regions of North America. At June 30, 1999, the Company believes that it had no significant concentrations of credit risk.

16.   SEGMENT INFORMATION

      DBC's reportable segments are as follows:
      - Market Information - delivery of real-time financial market information to retail and institutional customers.
      -  BondEdge - fixed income portfolio analytics.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The company evaluates the segments on the basis of operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA") and capital expenditures. Segment financial information is as follows (in thousands):

                                               1999        1998        1997
                                               ----        ----        ----
Revenues
  Market Information                         $84,800     $82,463     $86,783
  Bond Edge                                   23,494      20,150      18,919
                                              ------      ------      ------
Total                                       $108,294    $102,613    $105,702
                                             =======     =======     =======

Income (loss) from operations
  Market Information                         $(3,678)     $3,685      $7,318
  BondEdge                                     8,595       6,094       5,288
  Corporate and unallocated                   (5,933)     (4,345)     (3,432)
                                              ------      ------      ------

  Total                                      $(1,016)     $5,434      $9,174
                                              ======       =====       =====

EBITDA
  Market information                          $7,658     $15,400     $17,687
  BondEdge                                    12,339       9,941       9,277
  Corporate and unallocated                   (5,908)     (4,311)     (3,379)
                                              ------      ------      ------
  Total                                      $14,089     $21,030     $23,585
                                              ======      ======      ======

Identifiable assets
  Market Information                         $98,639     $50,064
  BondEdge                                    27,815      30,993
  Corporate and unallocated                   62,038      45,407
                                              ------      ------
  Total                                     $188,492    $126,464
                                             =======     =======

The Company's geographic distribution is as follows (in thousands):

                                           1999        1998         1997
                                           ----        ----         ----
  Revenues
     United States                       $100,993    $98,308     $102,109
     Foreign                                7,301      4,305        3,593
                                          -------     ------      -------
     Total                               $108,294   $102,613     $105,702
                                          =======    =======      =======

  Identifiable assets
     United States                       $186,454   $126,290
     Foreign                                2,038        174
                                          -------    -------
     Total                               $188,492   $126,464
                                          =======    =======

17.   SUBSEQUENT EVENTS

      In August 1999, the Company sold its music and ad business know as InStore Satellite Network, to Muzak LLC for $4,700,000. DBC received $3,995,000 in August, with the remaining $705,000 held in escrow pending performance of the business over a six-month period. This business was previously classified as a discontinued operation. In August 1999, the Company closed Lawyers Communication Network. These transactions had no material impact on the results of operations of the Company.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                     (In thousands, except per share data)


                                       Quarter                 Year Ended
                                -----------------------
                      First     Second     Third      Fourth   June 30, 1999
                      ----      ------     -----      ------   -------------

Revenues             $25,670   $27,458    $27,652    $27,514     $108,294
Total costs and
  expenses            24,907    26,797     29,213     28,393      109,310
Income (loss)
  from operations        763       661     (1,561)      (879)      (1,016)
Equity in losses
  of MarketWatch.com    (923)   (1,166)    (1,223)    (3,188)      (6,500)
Provision (benefit) for
  income taxes           112      (140)      (456)    (1,540)      (2,024)
Income (loss) from
  continuing operations   71       (88)    (1,921)    (2,251)      (4,189)
Net income  (loss)        71       (88)    (1,921)    (2,251)      (4,189)
Earnings (loss) per
  share - continuing
    operations
    Basic & Diluted     $0.00     $0.00     ($0.06)    ($0.06)     ($0.12)
Earnings (loss) per
  share - net
    Basic & Diluted     $0.00     $0.00     ($0.06)    ($0.06)     ($0.12)

                                       Quarter                 Year Ended
                                -----------------------
                      First     Second     Third      Fourth   June 30, 1998
                      ----      ------     -----      ------   -------------

Revenues             $26,367   $26,127    $25,390    $24,729     $102,613
Total costs and
  expenses            23,547    24,249     24,197     25,186       97,179
Income from
  operations           2,820     1,878      1,193       (457)       5,434
Provision for income
  taxes                1,250       960        563       (306)       2,467
Income from continuing
  operations           1,692     1,009        688       (396)       2,993
Loss from discontinued
  operations            (767)   (6,989)         -          -       (7,756)
Net income  (loss)       925    (5,980)       688       (396)      (4,763)
Earnings per share -
  continuing
  operations
  Basic & Diluted       $0.05    $0.03      $0.02      $(0.01)      $0.09
Earnings (loss) per
  share - net
  Basic & Diluted       $0.03   $(0.18)     $0.02      $(0.01)     $(0.15)

       Report of Independent Accountants on Financial Statement Schedule
       -----------------------------------------------------------------







To the Board of Directors and Stockholders of Data Broadcasting Corporation:


Our audits of the consolidated financial statements referred to in our report dated August 18, 1999, except as to Note 17 which is as of August 31, 1999, appearing in this Annual Report to stockholders of Data Broadcasting Corporation also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PricewaterhouseCoopers LLP


Salt Lake City, Utah
August 18, 1999

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
               For the Years Ended June 30, 1999, 1998 and 1997
                                (in thousands)


Schedule VIII - Valuation and Qualifying Accounts


                                  Additions
                      Balance at    Charged                          Balance
                      Beginning     to Costs   Charged      Write    at End
                         of           and      to Other     Offs/      of
                       Period       Expenses   Accounts   Recoveries  Period
                       ------       --------    --------   ----------  ------
Description
-----------

Allowance for doubtful accounts:
   Year Ended
    June 30, 1997      $1,321       $1,954      $62  (A)   $1,355 (B) $1,982
   Year Ended
    June 30, 1998       1,982        2,177                  2,793      1,366
   Year Ended
    June 30, 1999       1,366        1,512      679         1,523      2,034

Deferred income tax
  valuation allowance:
   Year Ended
    June 30, 1997       2,601                                          2,601
   Year Ended
    June 30, 1998       2,601                                          2,601
   Year Ended
    June 30, 1999       2,601                                          2,601

(A)  Allowance for doubtful accounts recorded through acquisitions.
(B)  Includes $430 reclassified to discontinued operations.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Board of Directors - Nominees" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1999 and to be used in connection with its Annual Meeting of Stockholders expected to be held in December 1999 is hereby incorporated by reference. Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in Part I of this Form 10-K.


Item 11.       EXECUTIVE COMPENSATION

That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation and Other Information" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1999 and to be used in connection with its Annual Meeting of Stockholders expected to be held in December 1999 is hereby incorporated by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1999 and to be used in connection with its Annual Meeting of Stockholders expected to be held in December 1999 is hereby incorporated by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Other Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1999 and to be used in connection with its Annual Meeting of Stockholders expected to be held in December 1999 is hereby incorporated by reference.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

A.          The following documents are filed as part of this report:

      1.    Financial Statements
            --------------------

            The financial statements and report of independent accountants required by this item are included in Part II, Item 8. See pages 19 to 33, herein.

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

            3.1 Restated Certificate of Incorporation of Data Broadcasting Corporation, as amended. (Exhibit 3.1 to Form 10-K for the year ended June 30, 1995).

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

            10.5 Employment Agreement between Data Broadcasting Corporation and James A. Kaplan (Exhibit 9 to Form 8-K, filed on May 16,
                  1994).**

            10.6 Employment Agreement between Data Broadcasting Corporation and Mark F. Imperiale (Exhibit 10.7 to Form 10-K for the year ended June 30, 1997).**

            10.7 Dwight H. Egan Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.25 to Form S-4, declared effective on May 25, 1995).**

            10.8 Dennis L. Crockett Termination Benefits Agreement dated December 18, 1991 (Exhibit 10.26 to Form S-4, declared effective on May 25, 1995).**

            10.9 Employment Agreement with Reed L. Benson dated July 18, 1994 (Exhibit 10.33 to Form S-4, declared effective on May 25,
                  1995).**

            10.10 Transponder Service Agreement between Broadcast
                  International, Inc. and Hughes Communications Satellite Services, Inc. dated July 1, 1990 (Exhibit 10.21 to Form S-4, declared effective on May 25, 1995).

            10.11 Satellite Transmission and Reception Service Agreement
                  between Broadcast International, Inc. and U.S. Satellite Corporation, Inc. dated June 22, 1987 (Exhibit 10.23 to Form S-4, declared effective on May 25, 1995).

            10.12 Transponder Sale Agreement between Broadcast International,
                  Inc. and GTE Spacenet Corporation dated December 8, 1992 (Exhibit 10.24 to Form S-4, declared effective on May 25,
                  1995).

            10.13 Loan Agreement by and among Data Broadcasting Corporation, as the Borrower, and Society National Bank, as Agent (Exhibit 1 to Form 8-K filed on April 9, 1996).

            21    Subsidiaries of the Registrant.

            23    Consent of PricewaterhouseCoopers LLP.

            27    Financial Data Schedule.

B.          Reports on Form 8-K

     During the quarter ended June 30, 1999, the Registrant did not file a Current Report on Form 8-K.

--------------------

  **  Management contract or compensation plan or arrangement

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA BROADCASTING CORPORATION



                                     By:    /s/  Alan J. Hirschfield
                                          -----------------------------------

                                                 Alan J. Hirschfield
                                                 Co-Chief Executive Officer
                                                 September 27, 1999




                                     By:    /s/  Allan R. Tessler
                                          -----------------------------------
                                                Allan R. Tessler
                                                Co-Chief Executive Officer
                                                September 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Principal Executive Officers:

                                     By:    /s/  Alan J. Hirschfield
                                          -----------------------------------
                                                 Alan J. Hirschfield
                                                 Co-Chief Executive Officer
                                                 September 27, 1999



                                     By:    /s/  Allan R. Tessler
                                          -----------------------------------
                                                Allan R. Tessler
                                                Co-Chief Executive Officer
                                                September 27, 1999



Principal Financial Officer:
                                     By:    /s/  Mark F. Imperiale
                                         -----------------------------------

                                                 Mark F. Imperiale
                                                 President, Chief Operating
                                                  Officer
                                                 and Chief Financial Officer
                                                 September 27, 1999



Principal Accounting Officer:       By:    /s/  Andrew P. Schlotterbeck
                                         -----------------------------------
                                                Andrew P. Schlotterbeck
                                                Vice President and Controller
                                                September 27, 1999

Directors:




    /s/  Alan J. Hirschfield                 /s/  James A. Kaplan
-------------------------------          --------------------------------
Alan J. Hirschfield                               James A. Kaplan
Co-Chairman of the Board                          Director
September 27, 1999                                September 16, 1999




    /s/  Allan R. Tessler                    /s/  David R. Markin
--------------------------------         --------------------------------
Allan R. Tessler                                  David R. Markin
Co-Chairman of the Board                          Director
September 27, 1999                                September 21, 1999




    /s/  Charles M. Diker                   /s/  Herbert S. Schlosser
-------------------------------         ------------------------------
Charles M. Diker                                 Herbert S. Schlosser
Director                                         Director
September 27, 1999                               September 27, 1999



    /s/  Dwight H. Egan                    /s/  Carl Spielvogel
------------------------------         ---------------------------------
Dwight H. Egan                                  Carl Spielvogel
Director                                        Director
September 27, 1999                              September 17, 1999




------------------------------
Donald P. Greenberg
Director
September   , 1999