Form 10-K/A
DATA BROADCASTING CORPORATION
filed 1999-10-28
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A

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

Introduction
------------

On September 28, 1999, Data Broadcasting Corporation ("DBC" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 1999 (the "1999 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 1999 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 1999 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------

The Company's directors are as follows:

The names of the nominees and certain information about them are set forth below:
                     Director                         Office Held with
Name                  Since        Age(1)               the Company
----                 --------      ---                ----------------
Alan J. Hirschfield   1992          64       Co-Chairman of the Board, Co-CEO
Allan R. Tessler      1992          63       Co-Chairman of the Board, Co-CEO
James A. Kaplan       1994          56       Vice Chairman of the Board
Dwight H. Egan        1995          46       Executive Vice President -
                                             Sales and Marketing
Charles M. Diker      1993          64       Director
Donald P. Greenberg   1996          65       Director
David R. Markin       1992          68       Director
Herbert S. Schlosser  1995          73       Director
Carl Spielvogel       1996          70       Director

ALAN J. HIRSCHFIELD and ALLAN R. TESSLER serve as Co-Chairmen of the Board and Co-Chief Executive Officers of the Company.

Prior to becoming Co-Chief Executive Officer of the Company in June, 1992, Mr. Hirschfield served as Managing Director of Schroder Wertheim & Co. Inc. and as a consultant to the entertainment and media industry. He formerly served as Chief Executive Officer of Twentieth Century Fox Film Corp. and Columbia Pictures Inc. from 1980 to 1985 and 1973 to 1978, respectively. Mr. Hirschfield currently serves on the boards of MarketWatch.com, Inc. ("MarketWatch"), an Internet provider of financial news, Cantel Industries, Inc., ("Cantel") a distributor of medical and scientific equipment and Chyron Corporation, ("Chyron") a designer and manufacturer of digital equipment for the broadcast industry.

In addition to serving as Co-Chief Executive Officer since June 1992, Mr. Tessler has been Chairman of the Board and CEO of International Financial Group, Inc., an international merchant banking firm, since 1987. He is also Chairman of the Board of Enhance Financial Services Group Inc. ("Enhance"), a municipal bond reinsurer, and Jackpot Enterprises, Inc. ("Jackpot"), a gaming machine route operator. From 1989 to 1996 he was Chairman of the Board of Great Dane Holdings, Inc. ("Great Dane"), a diversified holding company.
Since January 1997, Mr. Tessler has also served as Chairman of Checker Holdings Corp. IV ("Checker Holdings"), a private holding company. From December 1991 through September 1993 Mr. Tessler was Chairman of the Board and CEO of Ameriscribe Inc., a national provider of facilities management services. Mr. Tessler also serves on the boards of MarketWatch, The Limited, Inc., a specialty retailer, and Allis-Chalmers Corporation, a machine repair business.

JAMES A. KAPLAN served as President of Capital Management Sciences ("CMS"), a division of the Company during the last five years and is currently President of Commontech LLC. He retired as President of CMS as of June 30, 1999 but remains Vice Chairman of the Board.

DWIGHT H. EGAN became Executive Vice President-Sales and Marketing in October, 1998. He was the President and Chief Executive Officer of Broadcast International, Inc. ("BII"), a subsidiary of the Company, until its sale in August 1999. BII supplied business information, real-time financial market data and communications services to retail, financial and other business customers. Mr. Egan also serves on the Board of Directors of Gentner Communications, Inc., a manufacturer of teleconferencing equipment.

CHARLES M. DIKER is a non-managing partner with the investment management company of Weiss, Peck & Greer, having been associated with that firm since 1976. He serves as Chairman of the Board of Cantel Industries, Inc. Mr. Diker currently serves on the Board of Directors of BeautiControl Cosmetics, a direct marketer of cosmetics; Chyron; International Specialty Products, a chemical company; and AMF Bowling, Inc., an owner and operator of, and manufacturer of equipment for, commercial bowling centers.

DONALD P. GREENBERG has been a professor at Cornell University, Ithaca, New York, for the past 32 years. He is the Jacob Gould Sherman professor of computer graphics and director, program of computer graphics at Cornell University, Ithaca, New York. In 1987, Dr. Greenberg received the ACM SIGGRAPH Steven A. Coons award for outstanding creative contributions to computer graphics and in 1991 was named a member of the National Academy of Engineering. He is the founding director of the National Science Foundation's Science and Technology Center for Computer Graphics and Scientific Visualization. Dr. Greenberg currently serves on the Board of Directors of Chyron.

DAVID R. MARKIN has been President and Chairman of the Board of Checker Motors Corporation ("Checker"), a manufacturer of transportation equipment, since 1970. Mr. Markin is also presently President and Chief Executive Officer of Checker Holdings, the parent of Checker, and was President of Great Dane from 1989 to 1996. Mr. Markin also serves as a director of Jackpot and Enhance.

HERBERT S. SCHLOSSER has been Senior Advisor, Broadcasting and Entertainment, of Schroder & Co. Inc., since 1986 and for almost 30 years was employed by National Broadcasting Company, Inc. ("NBC") and RCA Corporation ("RCA") in various capacities, including President and CEO of NBC and Executive Vice President of RCA in charge of its entertainment group of activities other than NBC. Mr. Schlosser is a member of the Boards of Directors of U.S. Satellite Broadcasting Company, Inc. and Central European Media Enterprises LTD. He is Chairman of the Board of Trustees of the American Museum of the Moving Image.

CARL SPIELVOGEL is Chairman and CEO of Carl Spielvogel Associates, Inc. and also served as the Chairman and Chief Executive Officer of the United Auto Group, Inc., a publicly traded operator of multiple-franchise auto dealerships until April 1997. Mr. Spielvogel was associated with Backer Spielvogel Bates Worldwide, Inc. ("Bates") an advertising and marketing communications company, from July 1987 until January 1, 1994. He served in various positions with Bates, including Chairman and Chief Executive Officer. He was Vice
Chairman and a member of the Board of Directors of Interpublic Group of Companies, Inc. for approximately 20 years. Mr. Spielvogel is a member of the Boards of Directors of Hasbro, Inc., a designer and manufacturer of toys, and Barney's, Inc., a clothing retailer.

There are no family relationships among the directors or executive officers of the Company. Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in
Part I of the Form 10-K.

Compliance with Section 16(a) of the Exchange Act

      Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and any person who owns more than 10% of a registered class of the Company's equity securities, to file with the SEC and the Company, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based upon the information supplied it by such persons, the Company is required to report and known failure to file these reports within the period specified by the instructions to the reporting forms. To the knowledge of the Company, based upon a review of the Section 16(a) reports furnished to the Company and the written representations of officers and directors, all these filing requirements were satisfied by the Company's directors and executive officers.

    Item 11 - Executive Compensation
--------------------------------

     The following table sets forth certain summary information concerning compensation paid or accrued to or on behalf of the Company's Co-Chief Executive Officers and each of the three other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) for each of the three year periods ended June 30, 1999, 1998, and 1997.

                           Summary Compensation Table

                                                   Long Term
                                                 Compensation
                                                    Awards
                                                 ------------
    Name and               Annual Compensation                 All Other
                           -------------------
    Principal                                       Options  Compensation
    Position          Year   Salary($)   Bonus($)        (#)      ($)
    --------          ----   ---------   --------   -------- ------------

Alan J. Hirschfield   1999   $375,000   $500,000       -          -
Co-Chairman of the    1998   $337,500       -          -          -
Board and Co-Chief    1997   $324,000       -       125,000       -
Executive Officer

Allan R. Tessler      1999   $375,000   $500,000       -          -
Co-Chairman of the    1998   $337,000       -          -          -
Board and Co-Chief    1997   $324,000   $125,000    125,000       -
Executive Officer

James A. Kaplan       1999   $475,008       -          -        $3,300 (1)
President - CMS       1998   $475,008       -       100,000     $3,300 (1)
Vice-Chairman of      1997   $454,168       -          -        $3,135 (1)
the Board

Mark F. Imperiale     1999   $312,500   $375,000       -        $3,300 (1)
President, Chief      1998   $287,508   $175,000     50,000     $3,300 (1)
Operating Officer     1997   $261,477   $125,000    100,000     $3,135 (1)
and Chief Financial
Officer

Dwight H. Egan        1999   $240,576       -          -        $3,300 (1)
Director, Executive   1998   $230,715       -          -        $3,300 (1)
Vice President -      1997   $229,392       -          -        $3,135 (1)

(1)  Matching contribution to the Company's 401(k) plan.

Stock Option Grants

There were no stock options granted to executive officers for the period July 1, 1998 to June 30, 1999.

Aggregated Stock Option Exercises

      The following table provides information concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the fiscal year by the named executive officers.

             Aggregated Option Exercises in Last Fiscal Year
                         and FY-End Option Values

                                            Unexercised Options at FY-End
                                            ----------------------------
                                              Number          Dollar Value
                    Shares      Dollar   ----------------  -----------------
                   Acquired     Value     Exer-   Un-exer-  Exer-    Un-exer-
   Name           on Exercise  Realized  cisable  cisable  cisable   cisable
----------------  -----------  --------  -------  -------  -------   -------

Alan J. Hirschfield    0          0      233,333  41,667  1,418,616  132,709
Allan R. Tessler       0          0      233,333  41,667  1,418,616  132,709
Dwight H. Egan      339,858   6,892,308   25,000       0    100,000        0
James A. Kaplan      66,000     930,561      667  33,333      3,168  158,332
Mark F. Imperiale   233,333   4,931,022        0  66,667          0  279,002

      The value of unexercised options at fiscal year-end is the difference between the option exercise price and the average of the high ask and low bid price for the Company's common stock as reported by the Nasdaq Stock Market's National Market ("Nasdaq") for June 30, 1999, which was $10 1/8. These amounts have not been, and may never be, realized. Actual amounts realized will depend on the value of the Company's common stock if and when options become exercisable and are exercised.

Compensation of Directors

      Effective, February 1, 1999, the annual fee for directors was raised to $12,000, with the chairmen of the audit and compensation committees receiving a $3,000 premium. During fiscal year 1999, all non-employee directors of the Company received fees of $7,500 and reimbursement for travel expenses for service to the Board of Directors. The Chairmen of the Audit and Compensation committees received an additional $1,250 during fiscal year 1999. No employee director received compensation for service to the Board.

      Each non-employee director of the Company holding such position on the third business day after the Company publicly announces its summary fiscal year-end statement of sales and earnings shall, at the discretion of the Stock Option Committee, receive an option to acquire 10,000 shares of common stock with an exercise price equal to the fair market value of the stock on such date. On September 13, 1999, each non-employee director was granted options for 10,000 shares of common stock at an exercise price of $8.625, which become exercisable on the date of grant. Each option terminates, to the extent not exercised prior thereto, upon the earlier of (i) the tenth anniversary of the grant or (ii) the first anniversary of the cessation of the optionee's service as a director of the Company.

      Effective as of September 15, 1996, the Company entered into a consulting agreement with Mr. Herbert S. Schlosser, a director of the Company. The Consulting Agreement provides for: (i) a three-year term; (ii) payment for consulting services of $250,000 payable in installments of approximately $21,000 per quarter; and (iii) the grant of options to purchase 25,000 shares of Company common stock. Aggregate consulting fee payments made by the Company during the fiscal year ended June 30, 1999 was $83,333.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      The Company entered in employment agreements with Messrs. Hirschfield and Tessler effective as of January 1, 1997 and continuing until December 31, 2000 unless extended by either the executive or the Company for successive one-year terms. The agreement provides for a base salary of $325,000 with scheduled increases in future years and a performance based bonus of up to 100% of the base salary as determined by the Compensation Committee upon an evaluation of the performance of the executive and the Company during the previous fiscal year. In the event of certain involuntary terminations and in the event of a change of control wherein the executive exercises his right to terminate the agreement, he shall receive a lump sum payment equal to 150% of the base salary for the greater of two years or the remainder of the employment term. In addition, in the event of a change of control, the executive will receive an amount equal to the price per share paid to the Company shareholders less the pre-announcement share price multiplied by 125,000. Pursuant to the agreement each of the executives was also granted options to purchase 125,000 shares of Company stock.

      The Company entered into an employment agreement with Mark F. Imperiale, President, Chief Operating Officer and Chief Financial Officer, effective as of January 1, 1997. The agreement provides for a four-year term, a base salary of $275,000 with scheduled increases in future years, and a performance-based bonus of up to 100% of the base salary as determined by the Compensation Committee upon an evaluation of the performance of the executive and the Company during the previous fiscal year. In the event of certain involuntary terminations and in the event of a change of control wherein Mr. Imperiale exercises his right to terminate the agreement, he shall receive a lump sum payment equal to 150% of the base salary for the greater of two years or the remainder of the employment term. In addition, in the event of a change of control, he will receive an amount equal to the price per share paid to the Company shareholders less the pre-announcement price multiplied by 100,000. Pursuant to the agreement Mr. Imperiale was also granted options to acquire 100,000 shares of Company stock.

      The Company entered into an employment agreement with Mr. Kaplan, President of CMS, effective April 29, 1994. The agreement provided for a three-year term of employment and base salaries in each of the years. The agreement was extended in April of 1997 for two years from its scheduled termination, but Mr. Kaplan is only required to be available 80% of his time and was granted options to purchase 100,000 shares of Company common stock. His salary remained at $475,000 for the extension years. Mr. Kaplan continues to work under the terms of the extension and his compensation has remained constant. The agreement also provides for a subsequent three-year consultancy period during which Mr. Kaplan will be paid $333,333 a year for part-time consulting services. Mr. Kaplan is prohibited from competing with the Company during the entire term of the agreement. Mr. Kaplan's right to receive the compensation specified in the latter three-year period is subject only to his continuing compliance with the non-compete restrictions.

      On October 7, 1999, the Compensation Committee of the Board of Directors approved new employment agreements for Messrs. Hirschfield, Tessler and Imperiale. Such agreements will be filed as exhibits to the Company's Form 10-Q for the period ended September 30, 1999.

      The Company currently has no other compensation plan or arrangement with respect to any of the executive officers named on the Summary Compensation Table, which results or will result from the resignation, retirement, or other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control. However, as noted under the Stock Option Grant Table above, the Stock Option Committee of the Board may accelerate the exercisability of employee stock options granted under the Option Plan upon a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

      During the past fiscal year, Messrs. Hirschfield and Tessler served on the Stock Option Committee.

      Mr. Markin, Chairman of the Company's Compensation Committee, was, during the fiscal year, President of Checker Holdings, an entity which does not have a compensation committee. Mr. Tessler, Co-Chief Executive Officer of the Company, was a member and Chairman of the Board of Directors of Checker Holdings.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The following table sets forth the beneficial ownership of the common stock of the Company, at September 22, 1999, by each director, nominee, executive officer named in the Summary Compensation Table appearing below, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

                                               Beneficial Ownership 1
                                               --------------------
                                Amount and Nature of         Percent of
Beneficial Owner                Beneficial Ownership           Total 2
----------------                --------------------           -------

Allan R. Tessler 3             1,762,892 - Indirect 4           5.09%
Co-Chairman of the Board,
Co-CEO

Alan J. Hirschfield            1,445,478 - Indirect 5           4.17%
Co-Chairman of the Board,
Co-CEO

Charles M. Diker                 220,900 - Direct 6               *
Director                          45,500 - Indirect 7

Dwight H. Egan                    25,330 - Direct 8               *
Director
Executive Vice President -
Sales and Marketing

James A. Kaplan                   33,333 - Direct 9               *
Director
Vice Chairman of the Board

David R. Markin                  210,000 - Direct 9              1.14%
Director                         185,000 - Indirect 10

Herbert S. Schlosser              45,070 - Direct 11              *
Director

Donald P. Greenberg               35,000 - Direct 9               *
Director

Carl Spielvogel                   23,000 - Direct 12              *
Director

Mark F. Imperiale                 16,666 - Direct 9               *
President, Chief Operating
Officer and Chief Financial
Officer

All current directors, nominees
and executive officers as a
group (10 persons)             4,048,169 13                    11.42%
* Less than one percent

1 The table in this section is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him.

2 Applicable percentage of ownership for the officers and directors is based on 37,374,747 shares of common stock, which were outstanding on September 22, 1999, less 2,981,350 treasury shares.

3 Owner's address is in care of Karla Tessler, 4020 Moose-Wilson Road, P. O. Box 11749, Jackson, Wyoming 83002.

4 Includes 983,545 shares held by ART/FGT Family Partners Ltd. and 545,000 shares held by Tessler Family Limited Partnership. Includes 233,333 shares which may be acquired upon exercise of presently exercisable options.

5 Held of record directly by Alan J. Hirschfield Living Trust. Includes 233,333 shares which may be acquired upon exercise of presently exercisable options.

6 Includes 110,000 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation of Directors," below.

7 Includes 34,500 shares in investment accounts managed by Mr. Diker, over which he exercises shared investment power. Includes 11,000 shares in an investment account held by Mr. Diker's wife, over which he exercises shared investment power.

8 Includes 25,000 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation of Directors," below.

9 Represents shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation of Directors," below.

10 Includes 180,000 shares held by Sophie Limited Partnership, an entity in which Mr. Markin has shared voting control, and 5,000 shares in an investment account held by Mr. Markin's wife, over which he exercises shared investment power. Includes 200,000 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation of Directors," below.

11 Includes 40,000 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Compensation to Directors," below.

12 Includes 20,000 shares which may be acquired upon exercise of presently exercisable options. See "Executive Compensation and Other Information - Stock Option Grants" below.

13 Includes 956,665 shares which may be acquired upon exercise of presently exercisable options or options which may be exercised within 60 days of the effective date of this table. See "Executive Compensation and Other Information - Stock Option Grants" and "Executive Compensation and Other Information - Compensation of Directors," below.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          DATA BROADCASTING CORPORATION



                                          By:   /s/ Alan J. Hirschfield
                                               ---------------------------
                                               Alan J. Hirschfield
                                               Co-Chief Executive Officer




                                          By:   /s/ Allan R. Tessler
                                               ---------------------------
                                               Allan R. Tessler
                                               Co-Chief Executive Officer



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


Date:  October 27, 1999