Form 10-Q
period 1999-09-30
DATA BROADCASTING CORPORATION
filed 1999-11-15
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999.

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

                           Yes   X            No
                              ------             ------

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 9, 1999 was 34,463,720.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements
            --------------------

                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)
                     (In thousands, except per share data)



                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                             1999       1998
                                                           -------    -------
REVENUES                                                   $27,738    $25,670

COSTS AND EXPENSES
   Cost of services                                         14,564     12,530
   Selling, general and administrative                       9,549      8,336
   Depreciation and amortization                             3,185      4,041
                                                           -------    -------
   Total costs and expenses                                 27,298     24,907
                                                           -------     -------
INCOME FROM OPERATIONS                                         440        763
   Equity in loss of MarketWatch.com, Inc.                  (5,643)      (923)
   Other income, net                                           420        343
                                                           -------      -----
INCOME (LOSS) BEFORE INCOME TAXES                           (4,783)       183
Provision (benefit) for income taxes                        (1,814)       112
                                                           -------      -----
NET INCOME (LOSS)                                           (2,969)        71
   Foreign currency translation adjustment                      89          -
                                                           -------      -----
COMPREHENSIVE INCOME (LOSS)                                $(2,880)     $  71
                                                           =======      =====
NET INCOME (LOSS) PER SHARE
  Basic and diluted                                        $ (0.09)     $0.00
                                                           =======      =====
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic and diluted                                         34,579     32,967





     See accompanying notes to condensed consolidated financial statements.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                (In thousands)
                                                    September 30,   June 30,
                                                        1999          1999
                                                      --------      --------
ASSETS
------
Current Assets:
   Cash and cash equivalents                          $39,900       $41,507
   Accounts receivable, net                            10,914         8,782
   Income taxes receivable                              6,173         6,141
   Net assets of discontinued operations                    -         1,373
   Prepaid expenses and other current assets            1,462         1,187
                                                      -------       -------
     Total Current Assets                              58,449        58,990
Property and equipment, net                            16,121        14,853
Software development costs, net of accumulated
     amortization of $8,597 and $8,159                  3,355         3,460
Goodwill, net of accumulated amortization
     of $16,898 and $15,914                            44,800        45,784
Investment in MarketWatch.com, Inc.                    41,331        47,554
Deferred tax assets, net                               13,904        11,917
Other non-current assets                                5,926         5,934
                                                     --------      --------
     TOTAL ASSETS                                    $183,886      $188,492
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                    $5,366        $7,655
   Net liabilities of discontinued operations           3,047             -
   Accrued liabilities                                  8,358         8,541
   Deferred tax liabilities                             6,531         6,531
   Current maturities of long-term debt                   250           500
   Other current liabilities                              406           545
                                                      -------      --------
                                                       23,958        23,772
   Deferred revenue                                     8,824         9,077
                                                      -------      --------
     Total Current Liabilities                         32,782        32,849
Other non-current liabilities                           1,709         1,485
                                                      -------      --------
     TOTAL LIABILITIES                                 34,491        34,334
                                                      -------      --------
Commitments and contingencies

Stockholders' Equity:
     Common stock                                         375           375
     Additional paid-in capital                       164,856       164,795
     Retained earnings                                  2,891         5,860
     Accumulated other comprehensive income (loss)         15           (74)
     Treasury stock                                   (18,742)      (16,798)
                                                     --------      --------
        TOTAL STOCKHOLDERS' EQUITY                    149,395       154,158
                                                     --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $183,886      $188,492
                                                     ========      ========

    See accompanying notes to condensed consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                         Three Months Ended
                                                            September 30,
                                                      -----------------------
                                                         1999           1998
                                                       --------       -------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                      $(2,969)           $71
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                       3,802          4,781
     Equity in loss of joint venture                     5,643            923
     Other non-cash items, net                          (1,589)           558
Changes in operating assets and liabilities, net        (4,897)        (2,291)
                                                        ------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (10)         4,042
                                                        ------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from the sale of businesses                   3,995              -
  Purchase of property and equipment                    (3,137)        (3,273)
  Capitalized software development costs                  (333)          (306)
  Cash paid for acquisitions                                 -         (3,922)
  Investment in joint ventures                               -         (1,983)
  Other                                                     10              -
                                                       -------         ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        535         (9,484)
                                                       -------         ------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Purchase of treasury stock                            (1,944)        (1,198)
  Payments of long-term debt                              (250)          (252)
  Exercise of common stock options and warrants             62             79
                                                       -------        -------
NET CASH USED IN FINANCING ACTIVITIES                   (2,132)        (1,371)
                                                       -------        -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (1,607)        (6,813)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        41,507         26,256
                                                       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $39,900        $19,443
                                                       =======        =======

    See accompanying notes to condensed consolidated financial statements.

               DATA BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended September 30, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1999. Certain prior year amounts have been reclassified to conform with current year's presentation.

2.  INVESTMENT IN MARKETWATCH.COM, INC.
    -----------------------------------
Upon the formation of the MarketWatch joint venture with CBS Broadcasting, Inc. ("CBS"), now known as MarketWatch.com, Inc. ("MW"), the Company's interest in the net equity of the joint venture exceeded the Company's $2,000,000 cash contribution primarily due to the contribution to the joint venture by CBS of advertising with a fair value of $30,000,000. This excess is being amortized as the related advertising is utilized. The Company's equity in losses of MW for the three months ended September 30, 1999 are net of amortization of this excess of $785,000. The remaining amount of this excess at September 30, 1999 is $4,050,000, which is included in "Investment in MarketWatch.com, Inc." in the accompanying balance sheet.

DBC purchased news from MW in the amount of $413,000 and $322,000 for the three months ended September 30, 1999 and 1998, respectively. DBC also purchased web advertising of $125,000 and $108,000 from MW for the three months ended September 30, 1999 and 1998, respectively.

The Company provides services to MW including accounting, network operations, web hosting and data feeds. DBC charged MW $360,000 and $204,000 for such services for the three months ended September 30, 1999 and 1998, respectively, which amounts were recorded as reductions of the gross expenses incurred by DBC.

3.  DISCONTINUED OPERATIONS
    -----------------------
On August 31, 1999, the Company sold its music and ad business known as InStore Satellite Network, to Muzak LLC for $4,700,000. DBC received $3,995,000 in August, with the remaining $705,000 held in escrow pending performance of the business over a six-month period. This business was previously classified as a discontinued operation. In August 1999, the Company closed Lawyers Communication Network.

              DATA BROADCASTING CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

4.  SEGMENT INFORMATION
    -------------------
DBC's reportable segments are as follows:

 .    Market Information - delivery of real-time financial market information to retail and institutional customers.

 .    BondEdge - fixed income portfolio analytics.

The company evaluates the segments on the basis of operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA") and capital expenditures. Segment financial information is as follows (in thousands):

                                   For the Three Months Ended September 30,
                                               1999            1998
                                             -------         -------
Revenues
  Market Information                         $21,235         $20,148
  BondEdge                                     6,503           5,522
                                             -------         -------
  Total                                      $27,738         $25,670
                                             =======         =======
Income (loss) from operations
  Market Information                          $ (853)         $ (372)
  BondEdge                                     2,652           2,055
  Corporate and unallocated                   (1,359)           (920)
                                              ------          ------
  Total                                       $  440          $  763
                                              ======          ======
EBITDA
  Market Information                          $1,422          $2,667
  BondEdge                                     3,556           3,051
  Corporate and unallocated                   (1,353)           (914)
                                              ------          ------
  Total                                       $3,625          $4,804
                                              ======          ======
5.  STOCKHOLDERS' EQUITY
    --------------------
During the three months ended September 30, 1999 the company repurchased 241,000 shares of common stock for $1,944,000.

6.  EARNINGS (LOSS) PER SHARE
    -------------------------
As a result of the losses incurred by the Company for the three months ended September 30, 1999, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculation for the period. Because the amount of earnings reported by the Company for the three months ended September 30, 1998 was small, the dilutive effect of potential common shares had no impact on the earnings per share reported.

At September 30, 1999 2,185,000 stock options were not included in the calculation of diluted loss per share for the three months ended September 30, 1999 since their inclusion would be anti-dilutive. At September 30, 1998, there were 3,761,000 dilutive stock options.

7.  NEW ACCOUNTING PRONOUNCEMENT
    ----------------------------
In the current fiscal quarter the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has not engaged in any hedging activity. Therefore, adoption of this new standard had no impact on the Company.

8.  SUBSEQUENT EVENT
    ----------------
On November 15, 1999, the Company announced an agreement to merge with Financial Times Asset Management ("FTAM"), part of the Financial Times group, which is part of Pearson plc, the international media company. The Financial Times group will transfer ownership of FTAM to DBC in exchange for a 60% stake in the combined business. The transaction is subject to the approval of the Company's shareholders, regulatory approvals and other customary conditions.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
The Company delivers a wide range of information and analytical tools used primarily by investors to make investment decisions. The Company will deliver these services primarily over the Internet as a result of its decision to transition away from the Company's historical broadcast platforms. These services include the following:

 . Real-time financial market prices - equities, mutual funds, options, bonds, indices, futures, commodities and foreign exchange rates.

 . News - proprietary business articles, news headlines, press releases, wire services, and transcripts from U.S. and Russian government activities.

 . Access to historical financial databases - stock prices, technical charts, research reports and SEC filings.

 . Analytical tools - Technical stock charting and detailed fixed income portfolio analysis.

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

The Company operates in two business segments:

 . Market Information - including financial and sports information services targeted toward individual and institutional investors.

 . BondEdge - fixed-income analytical software marketed to fixed-income portfolio managers.

In May 1999, the Company sold its AgCast business to Farm Journal Corporation ("FJ"), in exchange for $3,100,000 of convertible preferred stock in FJ, a privately-held agribusiness information company.

MarketWatch.Com, Inc. ("MarketWatch") is a venture formed in October 1997 with CBS Broadcasting, Inc. It operates Internet web sites that deliver a broad range of financial market information. The Company believes that most of the visitors to this site are individual investors. Although much of the information on MarketWatch is free to visitors, it does offer paid subscriptions to certain of its data. MarketWatch currently derives the bulk of its revenue from advertising. In January 1999, MarketWatch completed an initial public offering of its common stock, reducing DBC's ownership interest from 50 percent to 37 percent. The Company's ownership interest has been further diluted to 32 percent, due to MarketWatch's issuance of stock for the acquisition of BigCharts Inc., a leading provider of securities charts on the Web.

DBC purchased substantially all of the assets of GTIS on August 31, 1998. GTIS provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information to institutional, corporate and consumer clients worldwide. This acquisition expands the Company's reach to institutional customers.

DBC owns one business which has been classified as a discontinued operation for accounting purposes. DBC Video installs and operates point to multipoint video satellite services for retail merchants. DBC will continue to operate this business, formerly part of Instore Satellite Network ("ISN"), through the end of its existing contracts, in accordance with the August 1999 agreement to sell ISN.

RESULTS OF CONTINUING OPERATIONS
--------------------------------
                                       SELECTED FINANCIAL DATA ($ Thousands)
                                      For the Three Months Ended September 30,
                                                1999             1998
                                               ------           ------
  Revenues
    Market Information:
       eSignal                                $ 6,760          $ 2,412
       Institutional                            3,943            2,598
       Broadcast                               10,532           15,138
    BondEdge                                    6,503            5,522
                                               ------           ------
                                               27,738           25,670

  Cost of services                             14,564           12,530
  Selling, general and
   administrative
     Sales and marketing                        5,293            4,861
     G&A                                        4,256            3,475
  Depreciation and amortization
     Equipment and leasehold
      improvements                              1,745            2,424
     Goodwill                                   1,001              971
     Software development
      and other                                   439              646
                                              -------          -------

  Income from operations                      $   440          $   763
                                              =======          =======
  Income (loss) from operations
     Market information                       $  (853)         $  (372)
     BondEdge                                   2,652            2,055
     Corporate and unallocated                 (1,359)            (920)
                                              -------          -------
                                              $   440          $   763
                                              =======          =======

Revenues increased by eight percent overall. Strong growth in revenues from Internet-delivered eSignal offset declines in other products which use broadcast delivery. This change in the mix of customers is expected to continue. Institutional revenues increased due to the August 1998 acquisition of GTIS and the initial market acceptance of InSite. The 18 percent increase in BondEdge revenues was due to growth in the subscriber base, the sale of additional analytical modules to existing customers and price increases.

Operating income decreased by $323,000 over last year's first quarter, due in part to substantial marketing and product development costs for the InSite and eSignal initiatives and costs associated with the Company's new office in New York.

The Company's pre-tax share of the net losses of MarketWatch totaled $5,643,000 in the current quarter, equal to $0.10 per share, compared with $923,000, or $0.01, in the comparable prior period. The increase is primarily due to goodwill amortization at MarketWatch associated with the June 1999 acquisition of BigCharts, Inc.

The effective tax rate was a 38 percent benefit for the quarter ended September 30, 1999, compared with 61 percent provision for the first quarter of the prior year. This was the result of significant losses from MarketWatch.

Excluding equity losses from MarketWatch, earnings were $0.01 per share in both periods. Weighted average shares grew five percent as the impact of the exercise of stock options was only partially offset by share repurchases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company used $10,000 for operating activities in the current quarter compared with $4,042,000 of cash generated in the prior period. This decrease resulted mainly from an increase in accounts receivable and decreases in accounts payable and accrued liabilities. The Company invested $3,470,000 of cash in the first quarter of fiscal 2000 for property and equipment and capitalized software development (including $1,909,000 in leasehold improvements for new office space) compared to $3,579,000 in the comparable fiscal 1999 period. The Company received $3,995,000 for the sale of ISN during the first quarter of fiscal 2000. In the first quarter of fiscal 1999, the Company paid $3,992,000 for the acquisition of GTIS. Also in the first quarter of the prior year, the Company advanced $1,983,000 to MarketWatch.

The Company spent $1,944,000 during the current quarter to repurchase its own shares, compared with $1,198,000 in the corresponding prior year period.

Management believes that cash generated by operating activities, together with its existing cash and financing facilities, are sufficient to meet the short- and long-term needs of the current operations of the Company.

DBC's debt agreement with Key Corporate Capital, Inc. requires the Company to maintain certain financial ratios with respect to operations and financial position. This agreement also restricts the payment of dividends to DBC's stockholders and limits the purchase of treasury stock. At September 30, 1999, the Company was in compliance with these covenants.


YEAR 2000
---------
The Company has substantially completed a comprehensive review of its products, information systems and critical suppliers to identify those that may be affected by the year 2000 ( Y2K ) issue. The Company s Y2K status is as follows:
 .   Most of the Company's products and networks are substantially Y2K compliant already. However, there is one older product with a small number of subscribers that is not Y2K compliant and will not be supported beyond December 31, 1999. The Company has informed those customers affected and will try to meet the customers' needs with another DBC product.
 .   The Company has sought compliance statements from each of its significant suppliers, most of which have provided positive assurances regarding their compliance. DBC will continue to work with those who are not yet Y2K compliant.
 .   In the normal course of business, the Company is replacing its administrative systems for accounting, billing and customer management. The new systems will be fully Y2K compliant and will cost approximately $3,200,000, most of which will be capitalized as fixed assets. At September 30, 1999, approximately $2,894,000 has been capitalized. These costs were capitalized because they related to the implementation of new systems which include substantial new functionality in addition to being Y2K compliant.

All historical and future costs have been and will continue to be funded out of existing cash and cash flows from operations.

The Company has developed certain contingency options that are available in the event of a Y2K failure. For example, if any of the satellites that are used by DBC's financial network were to fail, it is possible that the Company could shift all of its satellite customers to its Internet-based products.
In another example, if one data provider fails, it is possible that there is another data provider that provides substantially similar information that could be integrated into DBC's data feed. There are certainly no foolproof contingency plans that cover every possible failure. However, the Company will continue to develop potential solutions so that it is as prepared as possible in the event of a failure. In addition, the Company will continue to work with its insurers so that it effectively manages its financial risk in the event of a business interruption.

Based upon currently available information, management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that the cost of effecting Y2K compliance will have a material impact on the Company's financial condition, results of operations or liquidity. Nevertheless, achieving Y2K compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more of its critical vendors fail to achieve Y2K compliance, the Company's business and its results of operations could be adversely affected.


FORWARD-LOOKING STATEMENTS
--------------------------
From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

 .  The presence of competitors with greater financial resources and their strategic response to the Company's new services.
 .  The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.
 . The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company's traditional "active-trader" market.
 .  The Company's failure, or the failure of material third parties, to complete their year 2000 compliance plan on a timely basis.
 .  The potential obsolescence of the Company's services due to the introduction of new technologies.
 .  Activity levels in the securities markets.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
   a.  The following exhibits are filed as part of this report:

       Exhibit
       Number            Description of Exhibit
       -------           ----------------------
        10.1             Employment Agreement - Alan J. Hirschfield
        10.2             Employment Agreement - Allan R. Tessler
        10.3             Employment Agreement - Mark F. Imperiale
        27               Financial Data Schedule

   b.  Reports on Form 8-K

      During the quarter ended September 30, 1999, the Registrant did not file a Current Report on Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         DATA BROADCASTING CORPORATION
                                   (Registrant)





Dated: November 15, 1999                       By:  /s/ Allan R. Tessler
      --------------------                         ----------------------
                                                   Allan R. Tessler
                                                   Co-Chief Executive Officer






Dated: November 15, 1999                       By:  /s/ Alan J. Hirschfield
      --------------------                        ---------------------------
                                                   Alan J. Hirschfield
                                                   Co-Chief Executive Officer






Dated: November 15, 1999                       By:  /s/ Mark F. Imperiale
      --------------------                        ------------------------
                                                  Mark F. Imperiale
                                                  President, Chief Operating
                                                  Officer and Chief Financial
                                                  Officer