Form 10-Q
period 1999-12-31
DATA BROADCASTING CORPORATION
filed 2000-02-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999.

                         Commission file number 0-20311
                                                -------

                     DATA BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3668779
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


       7050 Union Park Center, Suite 650, Midvale, Utah  84047
            (Address of principal administrative offices)

Registrant's telephone number, including area code:  (801) 562-2252

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 11, 2000 was 34,511,309.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          --------------------

                    DATA BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE LOSS

                                     (Unaudited)
                         (In thousands, except per share data)



                                       Three Months Ended     Six Months Ended
                                          December 31,           December 31,
                                        -----------------     ---------------
                                       1999        1998        1999      1998
                                       ------      ------      ------    ------
REVENUES                              $27,584     $27,458     $55,322   $53,128

COSTS AND EXPENSES
   Cost of services                    14,329      13,641      28,893    26,171
   Selling, general and
      administrative                   10,177       9,099      19,726    17,435
   Depreciation and amortization        3,001       4,057       6,186     8,098
   Merger costs                         1,002           -       1,002         -
                                      -------     -------     -------   -------
   Total costs and expenses            28,509      26,797      55,807    51,704
                                      -------     -------     -------   -------
INCOME (LOSS) FROM OPERATIONS            (925)        661        (485)    1,424
   Equity in loss from
      MarketWatch.com, Inc.            (5,741)     (1,166)    (11,384)   (2,089)
   Other income, net                      517         277         937       620
                                      -------     -------     -------   -------
LOSS BEFORE INCOME TAXES               (6,149)       (228)    (10,932)      (45)
Benefit for income taxes               (2,508)       (140)     (4,322)      (28)
                                      -------     -------     -------   -------
NET LOSS                               (3,641)        (88)     (6,610)      (17)

Foreign currency translation
   adjustment                              (4)          -          85         -
                                      -------     -------     -------   -------
COMPREHENSIVE LOSS                    $(3,645)    $   (88)    $(6,525)  $   (17)
                                      =======     =======     =======   =======

LOSS PER SHARE
  Basic and Diluted                    ($0.11)     ($0.00)     ($0.19)   ($0.00)
                                      =======     =======     =======   =======
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
  Basic and Diluted                    34,526      32,755      34,552    32,861







         See accompanying notes to condensed consolidated financial statements.

                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (In thousands)
                                                      December 31,     June 30,
                                                          1999           1999
                                                        --------       --------
ASSETS
------
Current Assets:
   Cash and cash equivalents                            $ 43,905      $ 41,507
   Accounts receivable, net                                9,289         8,782
   Income taxes receivable                                 6,134         6,141
   Net assets of discontinued operations                       -         1,373
   Prepaid expenses and other current assets               1,192         1,187
                                                        --------      --------
     Total Current Assets                                 60,520        58,990
Property and equipment, net                               16,734        14,853
Software development costs, net of accumulated
     amortization of $9,035 and $8,159                     3,404         3,460
Goodwill, net of accumulated amortization
     of $17,913 and $15,914                               43,798        45,784
Investment in MarketWatch.com, Inc.                       36,082        47,554
Deferred tax assets, net                                  16,687        11,917
Other non-current assets                                   5,166         5,934
                                                        --------      --------
     TOTAL ASSETS                                       $182,391      $188,492
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                      $7,934         $7,655
   Net liabilities of discontinued operations             2,012              -
   Accrued liabilities                                    8,134          8,541
   Deferred tax liabilities                               6,531          6,531
   Current maturities of long-term debt                       -            500
   Other current liabilities                                507            545
                                                        -------        -------
                                                         25,118         23,772
   Deferred revenue                                       9,031          9,077
                                                        -------        -------
     Total Current Liabilities                           34,149         32,849
Other non-current liabilities                             1,933          1,485
                                                        -------        -------
     TOTAL LIABILITIES                                   36,082         34,334
                                                        -------        -------
Commitments and contingencies

Stockholders' Equity:
     Common stock                                           376            375
     Additional paid-in capital                         165,414        164,795
     Retained earnings (deficit)                           (750)         5,860
     Accumulated other comprehensive income (loss)           11            (74)
     Treasury stock                                     (18,742)       (16,798)
                                                       --------       --------
        TOTAL STOCKHOLDERS' EQUITY                      146,309        154,158
                                                       --------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $182,391       $188,492
                                                       ========       ========

       See accompanying notes to condensed consolidated financial statements.

                  DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)


                                                            Six Months Ended
                                                               December 31,
                                                         ----------------------
                                                           1999         1998
                                                         -------      --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                ($6,610)          ($17)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Equity in loss of MarketWatch.com, Inc.             11,384          2,089
     Depreciation and amortization                        7,308          9,538
     Deferred tax benefit                                (4,636)          (415)
     Other non-cash items, net                              875          1,329
Changes in operating assets and liabilities, net         (2,456)        (2,317)
                                                        -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 5,865         10,207
                                                        -------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                     (5,298)        (4,564)
  Proceeds from the sale of businesses                    3,995              -
  Capitalized software development costs                   (820)          (706)
  Cash paid for acquisitions                                 (2)        (3,923)
  Investment in and advances to joint ventures                -         (3,403)
  Other, net                                                763              -
                                                        -------        -------
NET CASH USED IN INVESTING ACTIVITIES                    (1,362)       (12,596)
                                                        -------        -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Purchase of treasury stock                             (1,944)        (4,238)
  Payments of long-term debt                               (500)          (505)
  Exercise of common stock options and warrants             339          7,085
                                                        -------         ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (2,105)         2,342
                                                        -------         ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,398            (47)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         41,507         26,256
                                                        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $43,905        $26,209
                                                        =======        =======

       See accompanying notes to condensed consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three and six months ended December 31, 1999 should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended June 30, 1999. Certain prior year amounts have been reclassified to conform with current year's presentation.


2.   MERGER WITH FINANCIAL TIMES ASSET MANAGEMENT
     --------------------------------------------
On November 15, 1999, the Company announced an agreement to merge with Financial Times Asset Management ("FTAM"), part of the Financial Times group, which is part of Pearson plc, an international media company. The Financial Times group will transfer ownership of FTAM to DBC in exchange for an approximate 60% stake in the combined business. The transaction is subject to the approval of the Company's stockholders at a meeting to be held on February 23, 2000, regulatory approvals and other customary conditions.

In connection with this merger, the Company incurred $1,002,000 of transaction costs during the three months ended December 31, 1999, including fees for legal, investment banking and accounting services.

3.   INVESTMENT IN MARKETWATCH.COM, INC.
     -----------------------------------
Upon the formation of the MarketWatch joint venture with CBS Broadcasting, Inc. ("CBS"), now known as MarketWatch.com, Inc. ("MarketWatch"), the Company's interest in the net equity of the joint venture exceeded the Company's $2,000,000 cash contribution primarily due to the contribution to the joint venture by CBS of advertising with a fair value of $30,000,000. This excess is being amortized as the related advertising is utilized. The Company's equity in losses of MarketWatch for the three and six months ended December 31, 1999 are net of amortization of this excess of $1,334,000 and $2,119,000, respectively. The remaining amount of this excess at December 31, 1999 is $2,716,000, which is included in "Investment in MarketWatch.com, Inc." in the accompanying balance sheet.

DBC purchased news from MarketWatch in the amount of $839,000 and $658,000 for the six months ended December 31, 1999 and 1998, respectively. DBC also purchased web advertising of $185,000 and $233,000 from MarketWatch for the six months ended December 31, 1999 and 1998, respectively.

The Company provides services to MarketWatch including accounting, network operations, web hosting and data feeds. DBC charged
MarketWatch $611,000 and $442,000 for such services for the six months ended December 31, 1999 and 1998, respectively; these amounts were recorded as reductions of the gross expenses incurred by DBC.

                DATA BROADCASTING CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


4.   DISCONTINUED OPERATIONS
     -----------------------
On August 31, 1999, the Company sold its music and ad business known as InStore Satellite Network, to Muzak LLC for $4,700,000. DBC received $3,995,000 in August, with the remaining $705,000 held in escrow pending performance of the business over a six-month period. This business was previously classified as a discontinued operation. In August 1999, the Company closed the Lawyers Communication Network, its joint venture with the American Bar Association.


5.   SEGMENT INFORMATION
     -------------------
DBC's reportable segments are as follows:

 .    Market Information - delivery of real-time financial market information to retail and institutional customers.

 .    BondEdge - fixed income portfolio analytics.

The company evaluates its segments on the basis of operating income, earnings before interest, taxes, depreciation and amortization
("EBITDA") and capital expenditures. Segment financial information is as follows (in thousands):

                             Three Months Ended     Six Months Ended
                                 December 31,          December 31,
                              1999      1998         1999      1998
                             -------   -------      -------   -------
Revenues
  Market Information         $20,719   $21,563      $41,954   $41,711
  BondEdge                     6,865     5,895       13,368    11,417
                             -------   -------      -------   -------
  Total                      $27,584   $27,458      $55,322   $53,128
                             =======   =======      =======   =======

Income (loss) from operations
  Market Information         $(1,220)   $ (484)     $(2,073)   $ (856)
  BondEdge                     3,158     2,197        5,810     4,252
  Corporate and unallocated   (2,863)   (1,052)      (4,222)   (1,972)
                             -------    ------      -------    ------
  Total                      $  (925)   $  661      $  (485)   $1,424
                             =======    ======      =======    ======

EBITDA
  Market Information          $  854    $2,564      $ 2,276    $5,231
  BondEdge                     3,958     3,199        7,514     6,250
  Corporate and unallocated   (2,736)   (1,045)      (4,089)   (1,959)
                              ------    ------      -------    ------
  Total                       $2,076    $4,718      $ 5,701    $9,522
                              ======    ======      =======    ======

The "Corporate and unallocated" line within Income (loss) from operations and EBITDA includes merger costs of $1,002,000 for the three and six months ended December 31, 1999.

6.   STOCKHOLDERS' EQUITY
     --------------------
During the six months ended December 31, 1999 the company repurchased 241,000 shares of common stock for $1,944,000.

7.   EARNINGS (LOSS) PER SHARE
     -------------------------
As a result of the losses incurred by the Company for the three and six months ended December 31, 1999 and 1998, all potential common shares

               DATA BROADCASTING CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

were anti-dilutive and were excluded from the diluted net loss per share calculation for the period.

At December 31, 1999, 2,547,000 stock options were not included in the calculation of diluted loss per share for the three months ended
December 31, 1999 since their inclusion would be anti-dilutive. At December 31, 1998, there were 3,754,000 dilutive stock options.

8.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------
During its first fiscal quarter the Company adopted Financial
Accounting Standards Board Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has not engaged in any hedging activity. Therefore, adoption of this new standard had no impact on the Company.

9.   SUBSEQUENT EVENT
     ----------------
On February 8, 2000, the Company terminated its debt agreement with Key Corporate Capital, Inc. Such termination is a requirement of the FTAM merger agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

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

These services are delivered on a subscription basis via the Internet or communication devices that rely on FM subcarriers, satellite, cable television or telephone lines. Most of the Company's new customers are choosing Internet-delivered services and the Company expects the trend toward Internet services to continue to grow while the number of broadcast customers declines. The Company also plans to use broadband, multi-cast technology to deliver its information and services in a multimedia format.

With the exception of certain fixed income services, which are targeted toward fixed income portfolio managers, most of the Company's customers have historically been individual investors. However, the Company expects the number of its institutional customers will increase as a result of growth in its BondEdge and InSite services.

The Company operates in two business segments:
 .  Market Information - including financial and sports information services targeted toward individual and institutional investors. . BondEdge - fixed-income analytical software marketed to fixed-
   income portfolio managers.

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

On November 15, 1999, the Company announced an agreement to merge with Financial Times Asset Management ("FTAM"), part of the Financial Times group, which is part of Pearson plc, an international media company. The Financial Times group will transfer ownership of FTAM to DBC in exchange for an approximate 60% stake in the combined business. The transaction is subject to the approval of the Company's stockholders at a meeting to be held on February 23, 2000, regulatory approvals and other customary conditions. A closing on February 29, 2000 is currently contemplated.

RESULTS OF CONTINUING OPERATIONS
--------------------------------
                                SELECTED FINANCIAL DATA ($ Thousands)
                                  For the Periods Ended December 31,
                                 Three Months            Six Months
                                1999      1998         1999      1998
                               ------    ------       ------    ------
  Revenues
     Market information:
       eSignal                $ 7,410   $ 3,313      $14,087   $ 5,725
       Institutional            3,940     3,840        7,883     6,438
       Broadcast                9,369    14,410       19,984    29,548
     BondEdge                   6,865     5,895       13,368    11,417
                               ------    ------       ------    ------
     Total                     27,584    27,458       55,322    53,128

  Cost of services             14,329    13,641       28,893    26,171
  Selling, general and
   administrative
     Sales and marketing        5,689     5,276       10,982    10,137
     G&A                        4,488     3,823        8,744     7,298

  Depreciation and amortization
     Equipment and leasehold
      improvements              1,558     2,385        3,303     4,809
     Goodwill                   1,003     1,026        2,004     1,997
     Software development
      and other                   440       646          879     1,292
  Merger costs                  1,002         -        1,002         -
                              -------   -------      -------   -------
  Income (loss) from
     operations               $  (925)  $   661      $  (485)  $ 1,424
                              =======   =======      =======   =======

  Income (loss) from operations
     Market information       $(1,220)  $  (484)     $(2,073)  $  (856)
     BondEdge                   3,158     2,197        5,810     4,252
     Corporate and
        unallocated            (2,863)   (1,052)      (4,222)   (1,972)
                              -------   -------      -------   -------
                              $  (925)  $   661      $  (485)  $ 1,424
                              =======   =======      =======   =======

Three Months

Revenues were flat overall, with strong growth in eSignal more than offset by declines in broadcast revenues. Although the declines in broadcast subscribers were more than offset by an increase in the number of Internet subscribers, revenues per Internet subscriber are generally lower than revenues per broadcast subscriber. Institutional revenues increased slightly due to the growth of InSite. BondEdge revenues grew by 16 percent largely due to an increase in the subscriber base.

Operating income decreased $1,586,000 as the slight revenue increase was more than offset by a $1,712,000 increase in operating expenses. The Company incurred $1,002,000 of costs associated with the FTAM transaction. Additional cost increases are related to compensation, new office space in New York, and marketing and product development costs for eSignal and InSite.

The Company's pre-tax share of the net losses of MarketWatch totaled $5,741,000 in the current quarter, equal to $0.10 per share, compared with $1,166,000, or $0.02 per share, for the same period in the prior year. The increase in losses is primarily due to goodwill amortization at MarketWatch associated with its June 1999 acquisition of BigCharts, Inc.

Other income, net, increased by $240,000. This increase was mainly caused by higher interest income of $229,000 which resulted from higher cash balances during the period. Interest expense decreased by $27,000 due to lower levels of debt.

The effective tax rate was a 41 percent benefit for the quarter ended December 31, 1999, compared with 61 percent benefit for the prior year period. This was the result of non-deductible goodwill amortization and significant losses at MarketWatch.

Weighted average shares outstanding increased by five percent due to the issuance of shares associated with the exercise of stock options and warrants. The increases were partially offset by the Company's purchases of treasury shares.

Six Months

Overall, revenues increased by four percent with strong growth in eSignal more than offset by declines in broadcast revenues. Although the declines in broadcast subscribers were more than offset by an increase in the number of Internet subscribers, revenues per Internet subscriber are generally lower than revenues per broadcast subscriber. Institutional revenues increased slightly due to the August 1998 acquisition of GTIS and the growth of InSite. BondEdge revenues grew by 17 percent largely due to an increase in the subscriber base.

Operating income decreased $1,909,000 as the slight revenue increase was more than offset by a $4,103,000 increase in operating expenses. The Company incurred $1,002,000 of costs associated with the FTAM transaction. Additional cost increases are related to compensation, new office space in New York, and marketing and product development costs for eSignal and InSite.

The Company's pre-tax share of the net losses of MarketWatch totaled $11,384,000 in the current six-month period, equal to $0.20 per share, compared with $2,089,000, or $0.04 per share, for the same period in the prior year. The increase in losses is primarily due to goodwill amortization at MarketWatch associated with its June 1999 acquisition of BigCharts, Inc.

Other income, net, increased by $317,000. This increase was mainly caused by higher interest income of $297,000 which resulted from higher cash balances during the period. Interest expense decreased by $36,000 due to lower levels of debt.

The effective tax rate was a 40 percent benefit for the six months ended December 31, 1999, compared with 62 percent benefit for the prior year period. This was the result of non-deductible goodwill amortization and significant losses at MarketWatch.

Weighted average shares outstanding increased by five percent due to the issuance of shares associated with the exercise of stock options and warrants. The increases were partially offset by the Company's purchases of treasury shares. Basic and diluted weighted average shares outstanding increased by one percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash provided by operating activities decreased by $4,342,000 from the comparative six-month period. This was primarily due to lower operating earnings and an increase in accounts receivable.

The Company invested $6,118,000 in the current period for property and equipment and capitalized software development, compared with $5,270,000 in the prior period. The Company received $3,995,000 for the sale of ISN during the current period. In the prior period, DBC paid $3,923,000 for the acquisition of GTIS and advanced $3,403,000 to MarketWatch.

DBC received $339,000 in cash from the exercise of stock options and warrants compared with $7,085,000 in the prior period. DBC used
$1,944,000 of cash to repurchase its own common stock during the current period compared with $4,238,000 for the comparable prior period.

Due to the large number of stock options exercised during fiscal 1999, the Company incurred a significant income tax loss for the fiscal year. The Company intends to carryback a portion of this loss to prior years and receive a refund during fiscal 2000 for income taxes paid during those years.

Management believes that the cash generated by operating activities and its existing cash are sufficient to meet the short- and long-term working capital needs of the current operations of the Company.

DBC terminated its debt agreement with Key Corporate Capital, Inc. on February 8, 2000. Such termination is a requirement of the FTAM merger agreement.


BUSINESS DEVELOPMENT AND OUTLOOK
--------------------------------
The Company has experienced substantial growth in its Internet subscriber base over the last year and expects this trend to continue. While Internet services generally generate less revenue per subscriber than their broadcast counterparts, DBC expects that it will be able to deliver Internet services to a market that is significantly larger than its traditional market. Consequently, it expects that revenues from its market information business will increase.


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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
    a.   The following exhibits are filed as part of this report:

         Exhibit
         Number      Description of Exhibit
         -------     ----------------------
          10.1       Employment Agreement - Steven G. Crane
          27         Financial Data Schedule

    b.   Reports on Form 8-K

         On November 22, 1999, the Registrant filed a Current Report on Form 8-K, dated November 14, 1999, which reported under Items 5 and 7, the proposed merger between the Registrant, Interactive Data Corporation, Pearson Longman, Inc., and Detective Merger-Sub, Inc. (a wholly-owned subsidiary of the Registrant).

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         DATA BROADCASTING CORPORATION
                                   (Registrant)





Dated:  February 11, 2000                By:  /s/ Mark F. Imperiale
      --------------------                  -------------------------
                                                  Mark F. Imperiale
                                              Chief Executive Officer






Dated:  February 11, 2000                By:  /s/ Steven G. Crane
      --------------------                  ------------------------
                                                  Steven G. Crane
                                             Chief Financial Officer