Form 10-Q
period 2000-03-31
DATA BROADCASTING CORPORATION
filed 2000-05-11
CIK 888165

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                 22 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
                 (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES)

                                 (781) 687-8800
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                No [ ]

     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 5, 2000 was 91,200,592.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I                FINANCIAL INFORMATION
           Item 1.    Financial Statements
                      Condensed Consolidated Statements Of Operations and
                      Comprehensive Loss (unaudited) for the Three Months Ended
                      March 31, 2000 and 1999
                      Condensed Consolidated Balance Sheets at March 31, 2000
                      (unaudited) and December 31, 1999
                      Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2000 (unaudited)
                      Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2000 and 1999
                      Notes to Condensed Consolidated Financial Statements
                      (unaudited)
           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Item 3.    Quantitative and Qualitative Disclosures about Market Risk
PART II               OTHER INFORMATION
           Item 1.    Legal Proceedings
           Item 4.    Submission to a Vote of Security Holders
           Item 6.    Exhibits and Reports on Form 8-K
Signature

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
REVENUES....................................................  $65,404    $37,658
COSTS AND EXPENSES
Cost of services............................................   22,886     11,982
Selling, general and administrative.........................   23,833     13,717
Depreciation................................................    2,163      1,067
Amortization................................................   15,268      6,536
                                                              -------    -------
Total costs and expenses....................................   64,150     33,302
                                                              -------    -------
INCOME FROM OPERATIONS......................................    1,254      4,356
Equity in loss from MarketWatch.com, Inc. ..................   (6,382)        --
Other income, net...........................................      133        (18)
                                                              -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (4,995)     4,338
Provision for income taxes..................................      227      2,567
                                                              -------    -------
NET INCOME (LOSS)...........................................   (5,222)     1,771
Foreign currency translation adjustment.....................     (980)      (231)
                                                              -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $(6,202)   $ 1,540
                                                              =======    =======
NET INCOME (LOSS) PER SHARE
Basic.......................................................  $ (0.08)   $  0.03
                                                              =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic.......................................................   68,634     56,424

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 57,261        $ 12,008
  Accounts receivable, net..................................     54,045          40,914
  Receivable from affiliate.................................     20,887          19,224
  Prepaid expenses and other current assets.................      3,583           1,925
  Deferred income taxes.....................................        957          10,744
                                                               --------        --------
          Total Current Assets..............................    136,733          84,815
                                                               --------        --------
Property and equipment, net.................................     37,714          20,862
Goodwill, net of accumulated amortization of $67,286 and
  $60,249...................................................    416,940         222,868
Other intangible assets, net................................    198,476         122,764
Investment in MarketWatch.com, Inc..........................    186,578              --
Other assets................................................      6,863           1,393
                                                               --------        --------
          TOTAL ASSETS......................................   $983,304        $452,702
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 18,599        $ 10,644
  Payable to affiliate......................................     20,935          20,000
  Accrued liabilities.......................................     54,125          42,842
  Income taxes payable......................................      4,451           7,189
  Other current liabilities.................................      2,005              --
     Deferred revenue.......................................     35,485          15,390
                                                               --------        --------
          Total Current Liabilities.........................    135,600          96,065
                                                               --------        --------
     Deferred tax liabilities...............................     82,050          15,684
                                                               --------        --------
          TOTAL LIABILITIES.................................    217,650         111,749
                                                               --------        --------
Commitments and contingencies
Stockholders' Equity:
  Common stock, .01 par value, 200,000,000 authorized
     91,195,000 issued and outstanding......................        912              --
  Additional paid-in capital................................    788,671              --
  Parent's investment.......................................         --         358,680
  Accumulated deficit.......................................    (21,193)        (15,971)
  Accumulated other comprehensive income (loss).............     (2,736)         (1,756)
                                                               --------        --------
          TOTAL STOCKHOLDERS' EQUITY........................    765,654         340,953
                                                               --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $983,304        $452,702
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                    COMMON STOCK                                  ACCUMULATED
                                --------------------   ADDITIONAL                    OTHER                         TOTAL
                                 NUMBER OF      PAR     PAID IN      PARENT'S    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                   SHARES      VALUE    CAPITAL     INVESTMENT      INCOME         DEFICIT         EQUITY
                                ------------   -----   ----------   ----------   -------------   -----------   --------------
Balance, December 31, 1999
  (Audited)...................         --        --           --    $ 358,680       $(1,756)      $(15,971)        340,953
Distribution to parent........         --        --           --       (7,764)           --             --          (7,764)
Reorganization (Note 2).......     56,424       564      350,352     (350,916)           --             --              --
Issuance of Shares associated
  with merger (Note 2)........     34,586       346      437,948           --            --             --         438,294
Exercise of stock options.....        185         2          371           --            --             --             373
Other comprehensive loss......         --        --           --           --          (980)            --            (980)
Net loss......................         --        --           --           --            --         (5,222)         (5,222)
                                   ------      ----     --------    ---------       -------       --------        --------
Balance, March 31, 2000.......     91,195      $912     $788,671    $      --       $(2,736)      $(21,193)       $765,654
                                   ======      ====     ========    =========       =======       ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (5,222)   $ 1,771
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Equity in loss of MarketWatch.com, Inc....................     6,382         --
  Depreciation and amortization.............................    17,431      7,603
  Deferred income taxes.....................................    (4,963)       (89)
  Other non-cash items, net.................................       (60)       234
Changes in operating assets and liabilities, net............    (3,273)    (8,151)
                                                              --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    10,295      1,368
                                                              --------    -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (2,556)    (1,416)
  Cash acquired through merger..............................    48,402         --
                                                              --------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........    45,846     (1,416)
                                                              --------    -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Contribution from (distribution to) parent................   (10,764)    29,558
  Proceeds from exercise of common stock options............       373         --
                                                              --------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (10,391)    29,558
Effect of exchange rate on cash.............................      (497)       (15)
                                                              --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    45,253     29,495
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    12,008     13,945
                                                              --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 57,261    $43,440
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 2000 should be read in conjunction with the Company's financial statements on Form 8-K/A for the fiscal years ended December 31, 1999.

2. MERGER WITH INTERACTIVE DATA CORPORATION

     On February 29, 2000, DBC completed a merger with Interactive Data Corporation ("IDC"). Interactive Data Corporation was a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc., through a series of other entities, is wholly owned by Pearson plc ("Pearson"), a company organized under the laws of England and Wales. Upon the merger, the issued and outstanding capital stock of IDC was converted into 56,423,949 newly issued shares of DBC's common stock which resulted in the ownership by Pearson of approximately 60% of DBC.

     The merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of IDC are the historical financial statements of DBC.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

     The merger was accounted for as follows:

ASSETS ACQUIRED
Cash and cash equivalents.................................  $ 48,402
Accounts receivable.......................................    12,238
Fixed assets..............................................    16,868
Other assets..............................................     7,637
Goodwill..................................................   198,109
Investment in MarketWatch.com.............................   192,960
Intangibles:
  Customer Lists..........................................    72,300
  Workforces..............................................     4,400
  Technology..............................................     8,000
                                                            --------
                                                             560,914
LIABILITIES ASSUMED
Accounts payable and accrued expenses.....................    19,594
Deferred revenue..........................................    12,846
Other liabilities.........................................     2,387
Deferred tax liabilities..................................    78,543
Accrued professional costs................................     2,300
Accrued acquisition costs.................................     6,950
                                                            --------
                                                             122,620
                                                            --------
Total Purchase Price......................................  $438,294
                                                            --------

     Goodwill is being amortized over ten years. Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. Accrued acquisition costs include severance, relocation and lease termination costs. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

3. INVESTMENT IN MARKETWATCH.COM, INC.

     In connection with the transaction described in Note 2, the Company's investment in MarketWatch.com, Inc. ("MarketWatch") was written up to its fair value on February 29, 2000 of $192,960. This amount exceeded the Company's share of the underlying equity of MarketWatch by $148,686. This excess is being amortized over three years. Accordingly, amortization of $4,130 is included for the one month ended March 31, 2000 together with DBC's share of MarketWatch's losses for the month.

     DBC purchased news and web advertising from MarketWatch in the amount of $164 and $20, respectively, for the one month ended March 31, 2000. The Company provides services to MarketWatch including accounting, network operations, web hosting and data feeds. DBC charged MarketWatch $72 for such services for the one month ended March 31, 2000; these amounts were recorded as reductions of the gross expenses incurred by DBC.

     Additionally, DBC is required to lend MarketWatch up to $5,000 under a revolving credit agreement expiring October 29, 2000. As of March 31, 2000, no amounts had been advanced under such agreement.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

4. STOCK BASED COMPENSATION

     The Company has 2,838,690 stock options outstanding under its stock option plan as of March 31, 2000, with a weighted average exercise price of $5.54. Of these options, 1,551,973 are currently exercisable and have a weighted average exercise price of $5.30.

5. SEGMENT INFORMATION

     Due to the merger with Interactive Data, management has reevaluated its reportable segments.

     DBC's reportable segments are as follows:

          Institutional -- delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

          Retail -- delivery of real-time financial market information to retail customers

     The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA") and capital expenditures.

     Segment financial information is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Revenues
Institutional............................................  $60,020    $37,658
Retail...................................................    5,384         --
                                                           -------    -------
          Total..........................................  $65,404    $37,658
                                                           =======    =======
Income (loss) from operations
  Institutional..........................................  $ 4,484    $ 4,356
  Retail.................................................   (1,092)        --
  Corporate and unallocated..............................   (2,138)        --
                                                           -------    -------
          Total..........................................  $ 1,254    $ 4,356
                                                           =======    =======
EBITDA
  Institutional..........................................  $19,014    $11,959
  Retail.................................................       47         --
  Corporate and unallocated..............................     (376)        --
                                                           -------    -------
          Total..........................................  $18,685    $11,959
                                                           =======    =======

6. EARNINGS (LOSS) PER SHARE

     Weighted average basic shares outstanding as of March 31, 2000 were 68,634,000. Due to losses in the quarter, the effect of the options would have been anti-dilutive and therefore no diluted earnings per share has been presented.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

     Various claims, generally incidental to the conduct of normal business, are pending or threatened against the Company. The Company intends to vigorously defend against these claims. While ultimate liability, if any, arising from any such claims is presently undeterminable, it is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the financial condition or results of operations of the Company.

8. SUBSEQUENT EVENTS

     On March 28, 2000, the Company agreed to purchase an additional 1,136,814 shares of MarketWatch common stock for $43,000. This transaction, which was consummated in May 2000, increased the Company's ownership interest in MarketWatch to approximately 34.4%. As part of this transaction, the Company borrowed $15,000 from a Pearson affiliate. Interest on this loan is payable quarterly at the 3-month LIBOR rate plus 150 basis points.

     On April 1, 2000, the Company acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable, due to IDC's UK subsidiary, of $1,600. Itex (FIT) Limited is a service delivery agent and software and technology partner of the Company.

     On April 1, 2000, the Company completed the sale of the assets of its sports business, including the stock of two subsidiaries, to SportsLine.com, Inc. ("SportsLine"), in exchange for $10,000 in SportsLine common stock. The assets include the stock of Las Vegas Sports Consultants, Inc., Instant Odds Network, Inc., as well as the SporTrax and SportSignal product lines. The agreement includes a guarantee by SportsLine that the common stock received will be worth at least $12,500 after approximately one year from the closing, with any shortfall to be paid in cash by SportsLine. Based on the book value of the net assets sold, no gain or loss will be recognized by the Company.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company primarily supplies financial and business information to institutional and individual investors worldwide. The Company is America's leading provider of time sensitive pricing, dividend, corporate action and descriptive information for more than 3.5 million hard-to-value unlisted fixed income instruments. At the core of the business are its extensive database expertise and technology resources.

     The Company delivers real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of partnerships and alliances, the Company provides links to leading financial service and software companies for trading, analysis, portfolio management and valuation.

     The Company operates in two business segments:

          Institutional -- delivery of time sensitive pricing, dividend, corporate action, hard to value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

          Retail -- delivery of real-time financial market information to retail customers.

     The services provided by the Company include the following:

     Institutional:

     - Interactive Data (US) and Financial Times Information (UK, Europe, Asia Pacific) divisions provide a wide range of high quality financial information to trading houses, custodians, and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on equities from all over the world.

     - Capital Management Sciences supplies fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

     - The "InSite" product delivers via the Internet equity and fixed income data to institutional investors.

     - The GTIS division provides real-time domestic and international fixed income, foreign exchange, money market and precious metal information.

     - The Federal News Service division provides verbatim transcripts of hearings, briefings, press conferences and interviews by US government officials and government agencies.

     Retail:

     - The eSignal product is the leading real-time, Internet delivered subscription quote service for serious traders offering charts, news, research and alerts direct to a laptop, PC or telephone.

     - The Quotrek and Signal services deliver real time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

RESULTS OF CONTINUING OPERATIONS

                                                      SELECTED FINANCIAL DATA ($ THOUSANDS)
                                                         FOR THE PERIODS ENDED MARCH 31,
                                                    ------------------------------------------
                                                        HISTORICAL             PRO FORMA
                                                       THREE MONTHS           THREE MONTHS
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenues
  Institutional...................................  $60,020    $37,658    $ 66,438    $ 59,005
  Retail:
     -- eSignal...................................    2,282         --       8,396       2,670
     -- Broadcast.................................    3,102         --       8,367      15,987
                                                    -------    -------    --------    --------
          Total...................................   65,404     37,658      83,201      77,662
Cost of services..................................   22,886     11,982      32,430      30,343
Selling, general and Administrative...............   23,833     13,717      31,214      32,298
                                                    -------    -------    --------    --------
EBITDA                                              18,685..    11,959      19,557      15,021
Depreciation and amortization.....................   17,431      7,603      24,473      27,148
                                                    -------    -------    --------    --------
INCOME (LOSS) FROM OPERATIONS.....................    1,254      4,356      (4,916)    (12,127)
Equity in loss from MarketWatch.com...............   (6,382)        --     (18,696)    (13,613)
Other income, net.................................      133        (18)        501         389
                                                    -------    -------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES.................   (4,995)     4,338     (23,111)    (25,351)
Provision (benefit) for income taxes..............      227      2,567      (5,874)     (3,761)
                                                    -------    -------    --------    --------
NET INCOME (LOSS).................................  $(5,222)   $ 1,771    $(17,237)   $(21,590)
                                                    =======    =======    ========    ========
Earnings per share................................  $ (0.08)   $   .03    $  (0.19)   $  (0.24)
Weighted average shares outstanding...............   68,634     56,424      91,058      91,284
Cash flow from operations.........................  $10,295    $ 1,368    $ 19,944    $  7,799

  Proforma Results

     The Proforma amounts reflect the results as if DBC and IDC had been combined on January 1, 1999. In addition they reflect IDC's July 1999 acquisition of Muller Data Corporation and the assets of Muniview and Valorinform, as if the acquisition had occurred on January 1, 1999.

     On a proforma basis, revenue increased by 7%. Strong growth in the institutional business of 13% and the eSignal business of 214% was partially offset by a decline in the business using broadcast delivery of 48%. This decline in broadcast customers is expected to continue. Institutional revenues increased due to new sales of data products to new customers, growth to existing redistributors and price increases.

     EBITDA increased from $15,021 in 1999 to $19,557 in 2000, an increase of $4,536 or 30%. This increase was due to the increased revenue discussed above and the synergy benefits from the combination of the acquired businesses.

     The operating loss declined from $12,127 in 1999 to $4,916 in 2000. The lower operating loss was due to synergy savings coming through from the combination of the acquired businesses with the existing institutional business, lower goodwill amortization and the end of amortization of a non-compete agreement relating to a 1995 acquisition.

     Cash flow from operations increased from $7,799 to $19,944, an increase of $12,145. The main reasons for improvement was higher EBITDA and improvements in account receivable.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

  Historical Results

     The historical results include one month results from the Data Broadcasting business and three month results of the Interactive Data business acquired from Pearson plc.

     Revenue increased by 74% overall against the Interactive Data business results in the corresponding three month period in 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, the inclusion of one month of results from the Data Broadcasting business and growth from the core Interactive Data business.

     EBITDA increased from $11,959 in 1999 to $18,685 in 2000, an increase of $6,726 or 56%. The increase was also primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, one month results from the Data Broadcasting business and growth from the core Interactive Data business.

     Operating income declined from $4,356 in 1999 to $1,254. The decline in the operating income was primarily due to the inclusion of the amortization of the goodwill and intangibles relating to the acquired businesses, and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     The Company's pre tax share of the net losses from MarketWatch totaled $6,382 in the current quarter, representing Data Broadcasting's equity interest in the net loss of MarketWatch for the month ended March 2000, and amortization of the fair value of the Company's investment in excess of the Data Broadcasting's share of the equity in Marketwatch.

     Other income, net increased by $151. This increase was mainly due to higher interest income from higher cash balances.

     The effective tax rate was 5% for the quarter ended March 31, 2000 compared with 59% for the corresponding period of the prior year. The change is primarily due to current period net losses compared with net income in the prior year period. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $5,222 in the quarter ended March 2000 compared with net income of $1,771 for the comparable period in 1999. This reduction was due to higher EBITDA being offset by higher amortization and the Company's share of MarketWatch's losses.

     Weighted average shares outstanding grew by 22% due to the shares associated with the Interactive Data and Data Broadcasting merger which were issued on February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $8,927 from the three month comparative period in 1999. This was due to higher EBITDA and smaller changes in operating assets.

     The company invested $2,556 in the current three month period for property and equipment, compared with $1,416 in the prior year's corresponding period. The increase was due to expenditure on the integration of the Muller, Muniview and Valorinform businesses.

     Cash used in financing activities was $10,391 in the quarter ended March 2000 compared to cash provided by financing activities of $29,558 in the prior year's corresponding period. This is primarily due to a reorganization of IDC prior to the merger with DBC and settlement of intercompany balances with Pearson.

     Management believes that cash generated by operating activities, together with its existing cash, are sufficient to meet the short-term needs of the Company.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

INFLATION

     The Company does not believe that its financial performance has been materially affected by inflation.

FORWARD LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     - The presence of competitors with greater financial resources and their strategic response to the Company's services and products.

     - Changes in technology, which could affect the competitiveness of the Company's products and services.

     - A decline in activity levels in the securities markets, which could lower demand for the Company's products and services.

     - Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidation could lower demand for the Company's products and services.

     - Retention of key employees assigned to work associated with the integration of the recently acquired businesses of the Company. Loss of these employees could result in a delay in integration work designed to provide operational synergies and product enhancements.

     - Prolonged outage at one of Company's data centers. While the Company employs high reliability hardware at its data centers, a prolonged outage at one of its data centers could have a material impact on revenues.

     - The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

     - The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company's traditional "active-trader" market.

     - The potential obsolescence of the Company's services due to the introduction of new technologies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates on its borrowings and fluctuation in foreign currency exchange rates. There have been no material changes in market risk exposures since December 31, 1999.

                         DATA BROADCASTING CORPORATION

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings incidental to its business operation, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

     The Registrant's Annual Meeting of Stockholders was held on February 23, 2000. Stockholders voted as follows:

          a. Approval of the Agreement and Plan of Merger, dated as of November 14, 1999, and amended as of January 10, 2000, among the Registrant, Interactive Data Corporation, Pearson Longman, Inc. and Detective Merger-Sub, and the related issuance of 56,423,949 shares of DBC common stock to Pearson Longman, Inc. in the merger.

For......................................................  18,081,121
Against..................................................     763,952
Abstain..................................................     112,163

          b. Approval of an amendment to Registrant's certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000 shares.

For......................................................  17,554,439
Against..................................................   1,235,519
Abstain..................................................     167,278

          c. Election of ten members to the Registrant's board of directors, whose terms shall commence immediately upon the completion of the merger and who will serve until the next annual meeting or until their successors have been duly elected and qualified or their earlier death, resignation or removal.

Robert Berkley................................    For      30,132,501
                                                Against     1,011,040
Stuart Clark..................................    For      30,187,384
                                                Against       956,157
John Fallon...................................    For      30,131,110
                                                Against     1,012,431
Donald P. Greenberg...........................    For      30,187,884
                                                Against       955,657
Stephen Hill..................................    For      30,133,501
                                                Against     1,010,040
Alan J. Hirschfield...........................    For      30,132,501
                                                Against     1,011,040
Philip J. Hoffman.............................    For      30,191,201
                                                Against       952,340
John Makinson.................................    For      30,191,201
                                                Against       952,340
Carl Spielvogel...............................    For      30,191,201
                                                Against       952,340
Allan R. Tessler..............................    For      30,132,501
                                                Against     1,011,040

          d. Granting to the board of directors discretionary authority to postpone or adjourn the annual meeting in order to solicit additional votes to approve any of the above matters.

For......................................................  16,280,186
Against..................................................   2,416,041
Abstain..................................................     261,009

          e. Approval of the Registrant's 2000 long-term incentive plan.

For......................................................  15,312,802
Against..................................................   3,269,693
Abstain..................................................     374,741

          f. Ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant's independent auditor for the fiscal year ending June 30, 2000.

For......................................................  30,692,639
Against..................................................     305,192
Abstain..................................................     145,710

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  27      Financial Data Schedule

     b. During the quarter ended March 31, 2000, the Registrant filed a current report on Form 8-K, dated February 29, 2000 reporting the merger with Interactive Data Corporation and the change of address of its executive offices. This 8-K was amended on May 5, 2000, to include the required financial statements.

                         DATA BROADCASTING CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATA BROADCASTING CORPORATION
                                          (Registrant)

                                          By: /s/    STUART J. CLARK
                                            ------------------------------------
                                            Name: Stuart J. Clark
                                                 President and Chief Executive
                                                  Officer

Dated: May 11, 2000

                                          By: /s/    STEVEN G. CRANE
                                            ------------------------------------
                                            Name: Steven G. Crane
                                                 Chief Financial Officer

Dated: May 11, 2000