Form 10-Q
period 2000-06-30
DATA BROADCASTING CORPORATION
filed 2000-08-03
CIK 888165

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.
                         COMMISSION FILE NUMBER 0-20311

                            ------------------------

                         DATA BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                                       13-3668779
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                 22 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
                 (Address of principal administrative offices)

                                 (781) 687-8800
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

                            ------------------------

     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of July 31, 2000 was 91,202,427.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

         Condensed Consolidated Statements Of Operations and Comprehensive Loss (unaudited) for the Three and Six Months Ended June 30, 2000 and 1999

         Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999

         Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and 1999

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

Signature

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30               JUNE 30
                                                         ------------------    ------------------
                                                           2000      1999        2000      1999
                                                         --------   -------    --------   -------
REVENUES...............................................  $ 83,896   $41,953    $149,300   $79,611

COSTS AND EXPENSES
     Cost of services..................................    31,931    11,882      54,817    23,864
     Selling, general and administrative...............    30,856    17,065      54,689    30,782
     Depreciation......................................     3,386     1,286       5,549     2,353
     Amortization......................................    21,246     4,160      36,514    10,696
                                                         --------   -------    --------   -------
          Total costs and expenses.....................    87,419    34,393     151,569    67,695
                                                         --------   -------    --------   -------

INCOME (LOSS) FROM OPERATIONS..........................    (3,523)    7,560      (2,269)   11,916
     Equity in loss from MarketWatch.com, Inc..........   (20,018)       --     (26,400)
     Other income, net.................................       230       489         363       471
                                                         --------   -------    --------   -------

INCOME (LOSS) BEFORE INCOME TAXES......................   (23,311)    8,049     (28,306)   12,387
     Provision (benefit) for income taxes..............    (4,478)    3,995      (4,251)    6,562
                                                         --------   -------    --------   -------

NET INCOME (LOSS)......................................   (18,833)    4,054     (24,055)    5,825
     Foreign currency translation adjustment...........     5,060    (1,050)      4,080    (1,281)
                                                         --------   -------    --------   -------

COMPREHENSIVE INCOME (LOSS)............................  $(13,773)  $ 3,004    $(19,975)  $ 4,544
                                                         ========   =======    ========   =======

NET INCOME (LOSS) PER SHARE
     Basic and diluted.................................  $  (0.21)  $  0.07    $  (0.30)  $  0.10
                                                         ========   =======    ========   =======

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted.................................    91,200    56,424      79,917    56,424

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................    $ 28,654      $ 12,008
     Accounts receivable, net...............................      50,291        40,914
     Receivable from affiliate..............................      21,044        19,224
     Prepaid expenses and other current assets..............       5,045         1,925
     Deferred income taxes..................................       1,698        10,744
                                                                --------      --------
          Total current assets..............................     106,732        84,815
                                                                --------      --------
Property and equipment, net.................................      39,475        20,862
Goodwill, net of accumulated amortization of $72,864 and
  $60,249...................................................     405,615       222,868
Other intangible assets, net................................     188,644       122,764
Investment in MarketWatch.com, Inc..........................     209,451            --
Other assets................................................      19,965         1,393
                                                                --------      --------
          Total Assets......................................    $969,882      $452,702
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................    $ 15,977      $ 10,644
     Payable to affiliate...................................      35,612        20,000
     Accrued liabilities....................................      56,379        42,842
     Income taxes payable...................................      10,115         7,189
     Other current liabilities..............................       2,202            --
     Deferred revenue.......................................      33,408        15,390
                                                                --------      --------
          Total current liabilities.........................     153,693        96,065
                                                                --------      --------
     Deferred tax liabilities...............................      72,448        15,684
                                                                --------      --------
          Total Liabilities.................................     226,141       111,749
                                                                --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, .01 par value, 200,000,000 authorized
      91,200,000 issued and outstanding.....................         912            --
     Additional paid-in capital.............................     788,691            --
     Parent's investment....................................          --       358,680
     Accumulated deficit....................................     (40,026)      (15,971)
     Accumulated other comprehensive income (loss)..........      (5,836)       (1,756)
                                                                --------      --------
          Total Stockholders' Equity........................     743,741       340,953
                                                                --------      --------
          Total Liabilities and Stockholders' Equity........    $969,882      $452,702
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

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        COMMON STOCK                                   ACCUMULATED
                                    ---------------------   ADDITIONAL                    OTHER                         TOTAL
                                    NUMBER OF                PAID IN      PARENT'S    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                     SHARES     PAR VALUE    CAPITAL     INVESTMENT      INCOME         DEFICIT        EQUITY
                                    ---------   ---------   ----------   ----------   -------------   -----------   -------------
Balance, December 31, 1999
  (Audited).......................       --       $ --       $     --    $ 358,680       $(1,756)      $(15,971)      $340,953
Distribution to parent............       --         --             --       (7,764)           --             --         (7,764)
Reorganization (Note 2)...........   56,424        564        350,352     (350,916)           --             --             --
Issuance of Shares associated with
  merger (Note 2).................   34,586        346        437,948           --            --             --        438,294
Exercise of stock options.........      191          2            391           --            --             --            393
Other comprehensive loss..........       --         --             --           --        (4,080)            --         (4,080)
Net loss..........................       --         --             --           --            --        (24,055)       (24,055)
                                     ------       ----       --------    ---------       -------       --------       --------
Balance, June 30, 2000............   91,201       $912       $788,691    $      --       $(5,836)      $(40,026)      $743,741
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

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(24,055)    $ 5,825
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Equity in loss of MarketWatch.com, Inc.................    26,400          --
     Depreciation and amortization..........................    42,063      13,049
     Deferred income taxes..................................   (15,434)        254
     Other non-cash items, net..............................       (94)         --
Changes in operating assets and liabilities, net............    (1,770)     (2,959)
                                                              --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    27,110      16,169
                                                              --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (9,362)     (3,527)
  Cash acquired through merger..............................    48,402          --
  Investment in MarketWatch.com, Inc........................   (43,000)         --
  Other investing activities................................        52          --
  Acquisition of business...................................   (11,200)
                                                              --------     -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (15,108)     (3,527)
                                                              --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliate...................................    15,000          --
  Contribution from (distribution to) parent................   (10,764)     11,449
  Proceeds from exercise of common stock options............       393          --
                                                              --------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     4,629      11,449
Effect of exchange rate on cash.............................        15        (827)
                                                              --------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    16,646      23,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    12,008      15,037
                                                              --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 28,654     $38,301
                                                              ========     =======
Non-cash transactions:
     As described in Note 9, the Company sold the stock and assets of certain subsidiaries and product lines for stock with a value of $12.5 million.

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

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited combined financial statements for the year ended December 31, 1999 filed with the Securities and Exchange Commission on Form 8-K/A. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2.  MERGER WITH INTERACTIVE DATA CORPORATION

     On February 29, 2000, DBC completed a merger with Interactive Data Corporation ("IDC"). Interactive Data Corporation was a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc., through a series of other entities, is wholly owned by Pearson plc("Pearson"), a company organized under the laws of England and Wales. Upon the merger, the issued and outstanding capital stock of IDC was converted into 56,423,949 newly issued shares of DBC's common stock which resulted in the ownership by Pearson of approximately 60% of DBC.

     The merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of IDC are the historical financial statements of DBC.

     The merger was accounted for as follows:

ASSETS ACQUIRED
     Cash and cash equivalents..............................  $ 48,402
     Accounts receivable....................................    12,238
     Fixed assets...........................................    16,868
     Other assets...........................................     7,637
     Goodwill...............................................   198,109
     Investment in MarketWatch.com..........................   192,960
     Intangibles:
          Customer Lists....................................    72,300
          Workforces........................................     4,400
          Technology........................................     8,000
                                                              --------
                                                               560,914

LIABILITIES ASSUMED
     Accounts payable and accrued expenses..................    19,594
     Deferred revenue.......................................    12,846
     Other liabilities......................................     2,387
     Deferred tax liabilities...............................    78,543
     Accrued professional costs.............................     2,300
     Accrued acquisition costs..............................     6,950
                                                              --------
                                                               122,620
                                                              --------
          Total Purchase Price..............................  $438,294
                                                              ========

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

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

3.  INVESTMENT IN MARKETWATCH.COM, INC.

     In connection with the transaction described in Note 2, the Company's investment in MarketWatch.com, Inc. ("MarketWatch") was written up to its fair value on February 29, 2000 of $192,960. This amount exceeded the Company's share of the underlying equity of MarketWatch on that date by $148,686. This excess is being amortized over three years. Accordingly, amortization of $12,390 and $16,520 is included for the three and six months ended June 30, 2000 together with DBC's share of MarketWatch's losses for the three and six month period.

     On March 28, 2000, the Company agreed to purchase an additional 1,136,814 shares of MarketWatch common stock for $43,000. This transaction, which was consummated in May 2000, increased the Company's ownership interest in MarketWatch to approximately 34.4%. As part of this transaction, the Company borrowed $15,000 from a Pearson affiliate. Interest on this loan is payable quarterly at the 3-month LIBOR rate plus 150 basis points. At June 30, 2000, the balance on this borrowing was $15,000 which is included in the payable to affiliate in the balance sheet. Outstanding borrowings are due on December 29, 2000.

     DBC purchased news and web advertising from MarketWatch in the amount of $500 and $60, respectively, for the six months ended June 30, 2000. The Company provides services to MarketWatch including accounting, network operations, web hosting and data feeds. DBC charged MarketWatch $192 for such services for the six months ended June 30, 2000; these amounts were recorded as reductions of the gross expenses incurred by DBC.

     Additionally, DBC is required to lend MarketWatch up to $5,000 under a revolving credit agreement expiring October 29, 2000. As of June 30, 2000, no amounts had been advanced under such agreement.

4.  STOCK BASED COMPENSATION

     The Company has 2,808,707 stock options outstanding under its stock option plan as of June 30, 2000, with a weighted average exercise price of $5.52. Of these options, 1,581,289 are currently exercisable and have a weighted average exercise price of $5.38.

5.  SEGMENT INFORMATION

     Due to the merger with Interactive Data, management has reevaluated its reportable segments.

     DBC's reportable segments are as follows:

INSTITUTIONAL  delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

RETAIL delivery of real-time financial market information to retail customers.

     The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization and MarketWatch ("EBITDA") and capital expenditures.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

     Segment financial information is as follows (in thousands):

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      -------------------
                                                    2000       1999          2000       1999
                                                   -------    -------      --------    -------
Revenues
     Institutional...............................  $67,547    $41,953      $127,567    $79,611
     Retail......................................   16,349         --        21,733         --
                                                   -------    -------      --------    -------
          Total..................................  $83,896    $41,953      $149,300    $79,611
                                                   =======    =======      ========    =======
Income (loss) from operations
     Institutional...............................  $ 6,249    $ 7,560      $ 10,733    $11,916
     Retail......................................   (3,482)        --        (4,574)        --
     Corporate and unallocated...................   (6,290)        --        (8,428)        --
                                                   -------    -------      --------    -------
          Total..................................  $(3,523)   $ 7,560      $ (2,269)   $11,916
                                                   =======    =======      ========    =======
EBITDA
     Institutional...............................  $22,007    $13,006      $ 41,021    $24,965
     Retail......................................      560         --           607         --
     Corporate and unallocated...................   (1,458)        --        (1,834)        --
                                                   -------    -------      --------    -------
          Total..................................  $21,109    $13,006      $ 39,794    $24,965
                                                   =======    =======      ========    =======

6.  EARNINGS (LOSS) PER SHARE

     Weighted average basic shares outstanding for the three months ended June 30, 2000 were 91,200,170. Due to losses in the quarter, the effect of the options would have been anti-dilutive and therefore no diluted earnings per share has been presented.

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

8.  ACQUISITION OF BUSINESS

     On April 1, 2000, the Company acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to IDC's UK subsidiary of $1,600. Itex (FIT) Limited is a service delivery agent and software and technology partner of the Company.

9.  SALE OF BUSINESS

     On April 1, 2000, the Company completed the sale of the assets of its sports business, including the stock of two subsidiaries, to SportsLine.com, Inc. ("SportsLine"), in exchange for $10,000 in SportsLine common stock. The assets include the stock of Las Vegas Sports Consultants, Inc., and Instant Odds Network, Inc., as well as the SporTrax and SportSignal product lines. The agreement includes a guarantee by SportsLine that the common stock received will be worth at least $12,500 after approximately one year from the closing, with any shortfall to be paid in cash by SportsLine. Based on the book value of the net assets sold, no gain or loss was recognized by the Company.

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

- The Quotrek and Signal services deliver real-time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

RESULTS OF CONTINUING OPERATIONS

                     SELECTED FINANCIAL DATA ($ THOUSANDS)
                         FOR THE PERIODS ENDED JUNE 30,

                                   HISTORICAL             HISTORICAL               PROFORMA               PROFORMA
                                  THREE MONTHS            SIX MONTHS             THREE MONTHS            SIX MONTHS
                               -------------------    -------------------    --------------------    -------------------
                                 2000       1999        2000       1999        2000        1999        2000       1999
                               --------    -------    --------    -------    --------    --------    --------   --------
REVENUES
Institutional................  $ 67,547    $41,953    $127,567    $79,611    $ 67,547    $ 63,475    $133,985   $122,750
Retail:
  - eSignal..................     9,639                 11,921         --       9,639       5,370      18,035      8,040
  - Broadcast................     6,710                  9,812         --       6,710      11,885      15,077     27,872
                               --------    -------    --------    -------    --------    --------    --------   --------
        TOTAL................    83,896     41,953     149,300     79,611      83,896      81,000     167,097    158,622
Cost of Services.............    31,931     11,882      54,817     23,864      31,931      30,301      64,361     60,644
Selling, General &
  Administrative.............    30,856     17,065      54,689     30,782      30,856      34,600      62,070     66,898
                               --------    -------    --------    -------    --------    --------    --------   --------
EBITDA (1)...................    21,109     13,006      39,794     24,965      21,109      16,099      40,666     31,120
Depreciation &
  Amortization...............    24,632      5,446      42,063     13,049      24,632      24,141      49,105     51,288
                               --------    -------    --------    -------    --------    --------    --------   --------

INCOME (LOSS) FROM
  OPERATIONS.................    (3,523)     7,560      (2,269)    11,916      (3,523)     (8,042)     (8,439)   (20,168)
Equity in loss from
  MarketWatch.com, Inc.......   (20,018)        --     (26,400)        --     (20,018)    (16,383)    (38,714)   (29,996)
Other income, net............       230        489         363        471         230         765         731      1,154
                               --------    -------    --------    -------    --------    --------    --------   --------
INCOME (LOSS) BEFORE INCOME
  TAXES......................   (23,311)     8,049     (28,306)    12,387     (23,311)    (23,660)    (46,422)   (49,010)
Provision (benefit) from
  income taxes...............    (4,478)     3,995      (4,251)     6,562      (4,478)     (7,108)    (10,352)   (10,869)
                               --------    -------    --------    -------    --------    --------    --------   --------
NET INCOME (LOSS)............  $(18,833)   $ 4,054    $(24,055)   $ 5,825    $(18,833)   $(16,552)   $(36,070)  $(38,141)
                               ========    =======    ========    =======    ========    ========    ========   ========
Earnings per share...........  $  (0.21)   $  0.07    $  (0.30)   $  0.10    $  (0.21)   $  (0.18)   $  (0.40)  $  (0.42)
Weighted average shares
  outstanding................    91,200     56,424      79,917     56,424      91,200      91,200      91,200     91,194

---------------
(1) "EBITDA" is defined as net income before net interest expense/income, income taxes, deprecation and amortization expense and equity in losses of MarketWatch.com. EBITDA is presented because it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

HISTORICAL RESULTS

  Three Months Results

     The historical results for the quarter ended June 30, 2000 include both the Data Broadcasting and Interactive Data businesses while the historical results for the quarter ended June 30, 1999 include only the Interactive Data business. This is due to the merger between Interactive Data Corporation and Data Broadcasting Corporation as described in Note 2.

     Revenue increased by 100% compared to the corresponding quarter in 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, the inclusion of a full quarter's results from the Data Broadcasting business and growth from the core Interactive Data business.

     EBITDA increased from $13,006 in 1999 to $21,109 in 2000, an increase of $8,103 (62%). The increase was also primarily due to the inclusion of the results in 2000 of the Muller, Muniview and

                                 (IN THOUSANDS)
                                  (UNAUDITED)

Valorinform businesses, a full quarters results from the Data Broadcasting business and growth from the core Interactive Data business.

     Operating income declined from $7,560 in 1999 to a loss of $3,523 in 2000. The decline in the operating income was primarily due to the inclusion of the amortization of the goodwill and intangibles relating to the acquired businesses, and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     The Company's pre tax share of the net losses from MarketWatch totaled $20,018 in the quarter, representing Data Broadcasting's equity interest in the net loss of MarketWatch, and amortization of the fair value of the Company's investment in excess of the Data Broadcasting's share of the equity in MarketWatch.

     Other income, net, decreased from $489 in 1999 to $230 in 2000. This decrease was mainly due to lower invested cash balances in 2000 as compared to 1999.

     The change in the Company's effective tax rate is primarily due to current period net losses compared with net income in the prior year period. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $18,833 in the quarter ended June 30, 2000 compared with net income of $4,054 for the comparable period in 1999. This reduction was due to higher amortization and the Company's share of MarketWatch's losses.

     Weighted average shares outstanding grew by 62% due to the shares associated with the Interactive Data and Data Broadcasting merger which were issued on February 29, 2000.

  Six Months Results

     The historical results for six months include four months results from the Data Broadcasting business and six months results of the Interactive Data business. The historic results for the current quarter include both businesses for 2000 but only the Interactive Data business in 1999.

     Revenue increased by 88% overall against the Interactive Data business results in the corresponding six month period in 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, which were acquired in the latter half of 1999, the inclusion of four months of results from the Data Broadcasting business and growth from the core Interactive Data business.

     EBITDA increased from $24,965 in 1999 to $39,794 in 2000, an increase of $14,829 (+59%). The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, four month results from the Data Broadcasting business subsequent to the merger date and growth from the core Interactive Data business.

     Operating income declined from $11,916 in 1999 to a loss of $2,269 in 2000. The decline in the operating income was primarily due to the inclusion of the amortization of the goodwill and intangibles relating to Muller, Muniview and Valorinform business acquisitions, which were consumated in the latter half of 1999, and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     The Company's pre tax share of the net losses from MarketWatch totaled $26,400 in the six months, representing Data Broadcasting's equity interest in the net loss of MarketWatch, subsequent to the date of the merger between Interactive Data and Data Broadcasting, and amortization of the fair value of the Company's investment in excess of the Data Broadcasting's share of the equity in MarketWatch.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

     Other income, net, decreased from $471 in 1999 to $363 in 2000. This decrease was mainly due to lower invested cash balances in 2000 compared with the same period in 1999.

     The change in the effective tax rate for the six month period ended June 30, 2000 compared with the effective rate for the corresponding period of the prior year is primarily due to current period net losses compared with net income in the prior year period. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $24,055 in the six month period ended June 30, 2000 compared with net income of $5,825 for the comparable period in 1999. This reduction was due to higher amortization and the Company's share of MarketWatch's losses.

     Weighted average shares outstanding grew by 42% due to the shares associated with the Interactive Data and Data Broadcasting merger which were issued on February 29, 2000.

PROFORMA RESULTS

     The Proforma amounts reflect the results as if DBC and IDC had been combined on January 1, 1999. In addition they reflect Interactive Data's July 1999 acquisition of Muller Data Corporation and the assets of Muniview and Valorinform, as if the acquisition had occurred on January 1, 1999.

  Three Months Results

     On a proforma basis, for the current quarter, revenue increased by 4% compared with the same period in the prior year. Growth in the institutional business (+6%) and the eSignal business (+79%) were partially offset by a decline in the business using broadcast delivery (-44%). This decline in broadcast customers is expected to continue. Institutional revenues increased due to new sales of data products to new customers, growth to existing redistributors and price increases.

     EBITDA increased from $16,099 in 1999 to $21,109 in 2000, an increase of $5,010 (+31%). This increase was due to the increased revenue discussed above and the continued synergy benefits from the combination of the acquired businesses.

     The operating loss declined from $8,042 in 1999 to $3,523 in 2000. The lower operating loss was due to synergy savings coming through from the combination of the acquired businesses with the existing institutional business.

  Six Months Results

     On a proforma basis, for the first six months of the year, revenue increased by 5% compared with the same period in the prior year. Strong growth in the institutional business (+9%) and the eSignal business (+124%) was partially offset by a decline in the business using broadcast delivery (-46%). This decline in broadcast customers is expected to continue. Institutional revenues increased due to new sales of data products to new customers, growth to existing redistributors and price increases.

     EBITDA increased from $31,120 in 1999 to $40,666 in 2000, an increase of $9,546 (+31%). This increase was due to the increased revenue discussed above and the continued synergy benefits from the combination of the acquired businesses.

     The operating loss declined from $20,168 in 1999 to $8,439 in 2000. The lower operating loss was due to synergy savings coming through from the combination of the acquired businesses with the existing institutional business, lower goodwill amortization and the end of amortization of a non-compete agreement relating to a 1995 acquisition.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $10,941 from the six-month comparative period in 1999. This was due to higher EBITDA being partially offset by higher working capital requirements.

     The Company invested $9,362 in the current six-month period for property and equipment, compared with $3,527 in the prior year's corresponding period. The increase was due to expenditure on the integration of the Muller, Muniview and Valorinform businesses and the fact that the 1999 expenditure reflects only the Interactive Data business. The Company also invested an additional $43,000 in MarketWatch.com, Inc. The company also acquired Itex (FIT) Limited a service delivery agent and software technology partner for a net cash consideration of $11,200.

     Cash provided in financing activities was $4,636 in the six months ended June 30, 2000 compared to $11,449 in the prior year's corresponding period. This is primarily due to a reorganization of IDC prior to the merger with DBC, settlement of intercompany balances with Pearson, and borrowings of $15,000.

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

                                 (IN THOUSANDS)
                                  (UNAUDITED)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  The following exhibits are filed as part of this report:

 EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
 --------------       ----------------------

       27             Financial Data Schedule

     b. During the quarter ended June 30, 2000, the Registrant amended its current report on Form 8-K, dated February 29, 2000, to include the required financial statements related to the merger with Interactive Data Corporation.

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

                                              DATA BROADCASTING CORPORATION
                                                       (Registrant)

                                          By:      /s/ STUART J. CLARK
                                            ------------------------------------
                                                      Stuart J. Clark
                                               President and Chief Executive
                                                           Officer

Dated:  August 3, 2000

                                          By:      /s/ STEVEN G. CRANE
                                            ------------------------------------
                                                      Steven G. Crane
                                                  Chief Financial Officer

Dated:  August 3, 2000