Form 10-Q
period 2000-09-30
DATA BROADCASTING CORPORATION
filed 2000-11-02
CIK 888165

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.
                         COMMISSION FILE NUMBER 0-20311

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

                               Yes  [X]  No  [ ]

                            ------------------------

     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of October 27, 2000 was 91,202,428.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements Of Operations and
           Comprehensive Loss (unaudited) for the Three and Nine Months
           Ended September 30, 2000 and 1999

           Condensed Consolidated Balance Sheets at September 30, 2000
           (unaudited) and December 31, 1999

           Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and 1999

           Notes to Condensed Consolidated Financial Statements
           (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Report on Form 8-K.

Signature

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30          SEPTEMBER 30
                                                       ------------------    -------------------
                                                         2000      1999        2000       1999
                                                       --------   -------    --------   --------
REVENUES.............................................  $ 85,021   $53,200    $234,321   $132,811

COSTS AND EXPENSES
     Cost of services................................    29,587    14,099      84,404     37,963
     Selling, general and administrative.............    29,237    21,481      83,926     52,263
     Depreciation....................................     3,516     1,948       9,065      4,301
     Amortization....................................    21,156     9,439      57,670     20,135
                                                       --------   -------    --------   --------
          Total costs and expenses...................    83,496    46,967     235,065    114,662
                                                       --------   -------    --------   --------

INCOME (LOSS) FROM OPERATIONS........................     1,525     6,233        (744)    18,149
     Equity in loss from MarketWatch.com, Inc. ......   (19,376)       --     (45,776)        --
     Other income, net...............................       228        69         591        540
                                                       --------   -------    --------   --------

INCOME (LOSS) BEFORE INCOME TAXES....................   (17,623)    6,302     (45,929)    18,689
     Provision (benefit) for income taxes............      (434)    3,817      (4,685)    10,379
                                                       --------   -------    --------   --------

NET INCOME (LOSS)....................................   (17,189)    2,485     (41,244)     8,310
     Foreign currency translation adjustment.........      (877)    1,519      (4,957)       238

COMPREHENSIVE INCOME (LOSS)..........................  $(18,066)  $ 4,004    $(46,201)  $  8,548
                                                       ========   =======    ========   ========

NET INCOME (LOSS) PER SHARE
     Basic and diluted...............................  $  (0.19)  $  0.04    $  (0.49)  $   0.15
                                                       ========   =======    ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted...............................    91,202    56,424      83,679     56,424

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................     $ 35,018       $ 12,008
     Accounts receivable, net...............................       53,335         40,914
     Receivable from affiliate..............................        1,351         19,224
     Prepaid expenses and other current assets..............        4,977          1,925
     Deferred income taxes..................................        1,651         10,744
                                                                 --------       --------
          Total current assets..............................       96,332         84,815
                                                                 --------       --------
Property and equipment, net.................................       38,189         20,862
Goodwill, net of accumulated amortization of $81,420 and
  $60,249...................................................      398,318        222,868
Other intangible assets, net................................      177,377        122,764
Investment in MarketWatch.com, Inc..........................      189,961             --
Other assets................................................       20,575          1,393
                                                                 --------       --------
          Total Assets......................................     $920,752       $452,702
                                                                 ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.......................................     $ 13,071       $ 10,644
     Payable to affiliate...................................        5,631         20,000
     Accrued liabilities....................................       51,595         42,842
     Income taxes payable...................................        5,558          7,189
     Other current liabilities..............................        2,481             --
     Deferred revenue.......................................       36,627         15,390
                                                                 --------       --------
          Total current liabilities.........................      114,963         96,065
                                                                 --------       --------
     Deferred tax liabilities...............................       75,914         15,684
     Other liabilities......................................        4,191
                                                                 --------       --------
          Total Liabilities.................................      195,068        111,749
                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, .01 par value, 200,000,000 authorized
      91,202,000 issued and outstanding.....................          912             --
     Additional paid-in capital.............................      788,700             --
     Parent's investment....................................           --        358,680
     Accumulated deficit....................................      (57,215)       (15,971)
     Accumulated other comprehensive income (loss)..........       (6,713)        (1,756)
                                                                 --------       --------

          Total Stockholders' Equity........................      725,684        340,953
                                                                 --------       --------
          Total Liabilities and Stockholders' Equity........     $920,752       $452,702
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

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                   COMMON STOCK                                   ACCUMULATED
                               ---------------------   ADDITIONAL                    OTHER                         TOTAL
                               NUMBER OF                PAID-IN      PARENT'S    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                SHARES     PAR VALUE    CAPITAL     INVESTMENT   INCOME (LOSS)     DEFICIT        EQUITY
                               ---------   ---------   ----------   ----------   -------------   -----------   -------------
Balance, December 31, 1999
  (Audited)..................       --       $ --       $     --    $ 358,680      $ (1,756)      $(15,971)      $340,953
Distribution to parent.......       --         --             --       (7,764)           --             --         (7,764)
Reorganization (Note 2)......   56,424        564        350,352     (350,916)           --             --             --
Issuance of Shares associated
  with merger (Note 2).......   34,586        346        437,948           --            --             --        438,294
Exercise of stock options....      192          2            400           --            --             --            402
Other comprehensive loss.....       --         --             --           --        (4,957)            --         (4,957)
Net loss.....................       --         --             --           --            --        (41,244)       (41,244)
                                ------       ----       --------    ---------      --------       --------       --------
Balance, September 30,
  2000.......................   91,202       $912       $788,700    $      --      $ (6,713)      $(57,215)      $725,684
                                ======       ====       ========    =========      ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              --------    ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)...........................................  $(41,244)   $   8,310
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Equity in loss of MarketWatch.com, Inc.................    45,776           --
     Depreciation and amortization..........................    66,735       24,436
     Deferred income taxes..................................   (11,637)      (1,552)
     Other non-cash items, net..............................       (55)          --
Changes in operating assets and liabilities, net............    (8,197)       3,886
                                                              --------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    51,378       35,080
                                                              --------    ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (12,363)      (6,272)
  Cash acquired through merger..............................    48,402
  Investment in MarketWatch.com, Inc........................   (43,000)          --
  Other investing activities................................       196           --
  Acquisition of business...................................   (14,766)    (147,500)
                                                              --------    ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (21,531)    (153,772)
                                                              --------    ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Advances from affiliate...................................     4,224           --
  Contribution from (distribution to) parent................   (10,764)     147,697
  Proceeds from exercise of common stock options............       402           --
                                                              --------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    (6,138)     147,697
Effect of exchange rate on cash.............................      (699)         390
                                                              --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    23,010       29,395
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    12,008       15,037
                                                              --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 35,018    $  44,432
                                                              ========    =========

Non-cash transactions:

     As described in Note 8, the Company sold the stock and assets of certain subsidiaries and product lines for stock with a value of $12.5 million.

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

2.  MERGER WITH INTERACTIVE DATA CORPORATION

     On February 29, 2000, DBC completed a merger with Interactive Data Corporation ("Interactive Data"). Interactive Data Corporation was a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc., through a series of other entities, is wholly owned by Pearson plc("Pearson"), a company organized under the laws of England and Wales. Upon the merger, the issued and outstanding capital stock of Interactive Data was converted into 56,423,949 newly issued shares of DBC's common stock which resulted in the ownership by Pearson of approximately 60% of DBC.

     The merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of Interactive Data are the historical financial statements of DBC.

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

     Goodwill is being amortized over ten years. Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. Accrued acquisition costs include severance, relocation and lease termination costs. As of September 30, 2000, accrued acquisition costs remaining were $3.433. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

3.  INVESTMENT IN MARKETWATCH.COM, INC.

     In connection with the transaction described in Note 2, the Company's investment in MarketWatch.com, Inc. ("MarketWatch") was written up to its fair value on February 29, 2000 of $192,960. This amount exceeded the Company's share of the underlying equity of MarketWatch on that date by $148,686. This excess is being amortized over three years. Accordingly, amortization of $12,390 and $28,910 is included for the three and nine months ended September 30, 2000, respectively, together with DBC's share of MarketWatch's losses for the three and nine month period.

     On March 28, 2000, the Company agreed to purchase an additional 1,136,814 shares of MarketWatch common stock for $43,000. This transaction, which was consummated in May 2000, increased the Company's ownership interest in MarketWatch to approximately 34.4%. As part of this transaction, the Company borrowed $15,000 from a Pearson affiliate. Interest on this loan is payable quarterly at the 3-month LIBOR rate plus 150 basis points. At September 30, 2000, the balance on this borrowing was $5,000 which is included in the payable to affiliate in the balance sheet. Outstanding borrowings are due on December 29, 2000.

     DBC purchased news and web advertising from MarketWatch in the amount of $1,154 and $150, respectively, for the seven months ended September 30, 2000. The Company provides services to MarketWatch including accounting, network operations, web hosting and data feeds. DBC charged MarketWatch $439 for such services for the seven months ended September 30, 2000; these amounts were recorded as reductions of the gross expenses incurred by DBC.

     Additionally, DBC is required to lend MarketWatch up to $5,000 under a revolving credit agreement expiring October 29, 2000. As of September 30, 2000, no amounts had been advanced under such agreement.

4.  STOCK BASED COMPENSATION

     The Company has 3,545,907 stock options outstanding under its stock option plan as of September 30, 2000, with a weighted average exercise price of $5.33. Of these options, 1,781,039 are currently exercisable and have a weighted average exercise price of $5.42.

5.  SEGMENT INFORMATION

     Due to the merger with Interactive Data, management has reevaluated its reportable segments.

     DBC's reportable segments are as follows:

                    delivery of time sensitive pricing, dividend, corporate
     INSTITUTIONAL  action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

     RETAIL delivery of real-time financial market information to retail customers

     The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization, and equity in the loss of MarketWatch.com, Inc. ("EBITDA") and capital expenditures.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

     Segment financial information is as follows (in thousands):

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        -------------------    -------------------
                                                          2000       1999        2000       1999
                                                        --------   --------    --------   --------
Revenues
     Institutional....................................  $69,210    $53,200     $196,777   $132,811
     Retail...........................................   15,811         --       37,544
                                                        -------    -------     --------   --------
          Total.......................................  $85,021    $53,200     $234,321   $132,811
                                                        =======    =======     ========   ========
Income (loss) from operations
     Institutional....................................  $ 9,208    $ 6,233     $ 19,941   $ 18,149
     Retail...........................................   (1,661)        --       (6,235)        --
     Corporate and unallocated........................   (6,022)        --      (14,450)        --
                                                        -------    -------     --------   --------
          Total.......................................  $ 1,525    $ 6,233     $   (744)  $ 18,149
                                                        =======    =======     ========   ========
EBITDA
     Institutional....................................  $25,577    $17,620     $ 66,598   $ 42,585
     Retail...........................................    1,679         --        2,286         --
     Corporate and unallocated........................   (1,059)        --       (2,893)        --
                                                        -------    -------     --------   --------
          Total.......................................  $26,197    $17,620     $ 65,991   $ 42,585
                                                        =======    =======     ========   ========

6.  EARNINGS (LOSS) PER SHARE

     Weighted average basic shares outstanding for the three months ended September 30, 2000 were 91,202,189. Due to losses in the quarter, the effect of the options would have been anti-dilutive and therefore diluted earnings per share equal basic earnings per share.

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

8.  ACQUISITION AND DISPOSITION OF BUSINESSES

     On August 31, 2000, the Company acquired Trading Techniques, Inc. for consideration totaling $5,566, comprised of cash if $3,566 and a deferred payment of $2,000. Trading Techniques, Inc. develops, sells, and supports technical analysis financial software, targeted at individual investors and institutional traders.

     On April 1, 2000, the Company acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to IDC's UK subsidiary of $1,600. Item (FIT) Limited is a service delivery agent and software and technology partner of the Company.

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

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company primarily supplies financial and business information to institutional and individual investors worldwide. The Company is a leading provider of time sensitive pricing, dividend, corporate action and descriptive information for more than 3.5 million hard-to-value unlisted fixed income instruments. At the core of the business are its extensive database expertise and technology resources.

     The Company delivers real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dial-up delivery protocols. Through a broad range of partnerships and alliances, the Company provides links to leading financial service and software companies for trading, analysis, portfolio management and valuation.

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

     The services provided by the Company include the following:

Institutional:

- Interactive Data (US) and Financial Times Information (UK, Europe, Asia Pacific) divisions provide a wide range of financial information to trading houses, custodians, and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on equities from all over the world.

- Capital Management Sciences supplies fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

- The Federal News Service division provides verbatim transcripts of hearings, briefings, press conferences and interviews by US government officials and government agencies.

Retail:

- The eSignal product is a real-time Internet delivered subscription quote service for traders offering charts, news, research and alerts direct to a laptop, PC or telephone.

- The Quotrek and Signal services deliver real time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

RESULTS OF CONTINUING OPERATIONS

                     SELECTED FINANCIAL DATA ($ THOUSANDS)
                      FOR THE PERIODS ENDED SEPTEMBER 30,

                                       HISTORICAL            HISTORICAL             PROFORMA(1)            PROFORMA(1)
                                      THREE MONTHS           NINE MONTHS           THREE MONTHS            NINE MONTHS
                                   ------------------    -------------------    -------------------    -------------------
                                     2000      1999        2000       1999        2000       1999        2000       1999
                                   --------   -------    --------   --------    --------   --------    --------   --------
REVENUES
Institutional....................  $ 69,210   $53,200    $196,777   $132,811    $ 69,210   $ 66,447    $203,195   $189,197
Retail:
  - eSignal......................    10,271                22,192         --      10,271      6,760      28,306     14,800
  - Broadcast....................     5,540                15,352         --       5,540     10,532      20,617     38,404
                                   --------   -------    --------   --------    --------   --------    --------   --------
        TOTAL....................    85,021    53,200     234,321    132,811      85,021     83,739     252,118    242,401
Cost of Services.................    29,587    14,099      84,404     37,963      29,587     30,366      93,948     91,010
Selling, General &
  Administrative.................    29,237    21,481      83,926     52,263      29,237     31,642      91,307     98,540
                                   --------   -------    --------   --------    --------   --------    --------   --------
EBITDA (2).......................    26,197    17,620      65,991     42,585      26,197     21,731      66,863     52,851
                                   --------   -------    --------   --------    --------   --------    --------   --------
Depreciation & Amortization......    24,672    11,387      66,735     24,436      24,672     24,406      73,777     75,694
INCOME (LOSS) FROM OPERATIONS....     1,525     6,233        (744)    18,149       1,525     (2,675)     (6,914)   (22,843)
Equity in loss from
  MarketWatch.com, Inc...........   (19,376)       --     (45,776)        --     (19,376)   (19,643)    (58,090)   (49,639)
Other income, net................       228        69         591        540         228        489         959      1,643
                                   --------   -------    --------   --------    --------   --------    --------   --------
INCOME (LOSS) BEFORE INCOME
  TAXES..........................   (17,623)    6,302     (45,929)    18,689     (17,623)   (21,829)    (64,045)   (70,839)
Provision (benefit) from income
  taxes..........................      (434)    3,817      (4,685)    10,379        (434)    (1,779)    (10,786)   (12,648)
                                   --------   -------    --------   --------    --------   --------    --------   --------
NET INCOME (LOSS)................  $(17,189)  $ 2,485    $(41,244)  $  8,310    $(17,189)  $(20,050)   $(53,259)  $(58,191)
                                   ========   =======    ========   ========    ========   ========    ========   ========
Earnings per share...............  $  (0.19)  $  0.04    $  (0.49)  $   0.15    $  (0.19)  $  (0.22)   $  (0.58)  $  (0.64)
Weighted average shares
  outstanding....................    91,202    56,424      83,679     56,424      91,202     91,202      91,202     91,202

---------------
(1) The proforma amounts reflect the results as if DBC and Interactive Data had been combined on January 1, 1999. In addition, they reflect Interactive Data's July 1999 acquisition of Muller Data Corporation and the assets of Muniview and Valorinform, as if the acquisition had occurred on January 1, 1999.

(2) "EBITDA" is defined as net income before net interest expense/income, income taxes, deprecation and amortization expense and equity in losses of MarketWatch.com. EBITDA is presented because it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

HISTORICAL RESULTS

  Three Months Results

     The historical results for the quarter ended September 30, 2000 include both the Data Broadcasting and Interactive Data businesses while the historical results for the quarter ended September 30, 1999 include only the Interactive Data business. This is due to the merger between Interactive Data Corporation and Data Broadcasting Corporation as described in Note 2.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

     Revenue increased by 60% compared to the corresponding quarter in 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses (Acquired Businesses), which were acquired in the latter half of 1999. The inclusion of results from the Data Broadcasting business and growth from the core Interactive Data business.

     EBITDA increased from $17,620 in 1999 to $26,197 in 2000, an increase of $8,577 (49%). The increase was also primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, results from the Data Broadcasting business and growth from the core Interactive Data business.

     Operating income declined from $6,233 in 1999 to $1,525 in 2000. The decline in the operating income was primarily due to the inclusion of the amortization of the goodwill and intangibles relating to the Acquired Businesses, which were acquired in the latter half of 1999, and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     The Company's pre tax share of the net losses from MarketWatch totaled $19,376 in the quarter, representing Data Broadcasting's equity interest in the net loss of MarketWatch, and amortization of the fair value of the Company's investment in excess of the Data Broadcasting's share of the equity in MarketWatch.

     Other income, net, increased from $69 in 1999 to $228 in 2000. This increase was mainly due to higher invested cash balances in 2000 as compared to 1999.

     The Company's effective tax rate decreased primarily due to current period net losses compared with net income in the prior year period. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $17,189 in the quarter ended September 30, 2000 compared with net income of $2,485 for the comparable period in 1999. This was due to higher amortization and the Company's share of MarketWatch's losses.

     Weighted average shares outstanding grew by 62% due to the shares associated with the Interactive Data and Data Broadcasting merger which were issued on February 29, 2000.

  Nine Months Results

     The historical results for the nine months ended September 30, 2000 include seven months results from the Data Broadcasting business and nine months results of the Interactive Data business. The historic results for the same period of 1999 include only the Interactive Data business. This is due to the merger between Interactive Data Corporation and Data Broadcasting Corporation as described in Note 2.

     Revenue increased by 76% against the Interactive Data business results in the corresponding nine month period in 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, which were acquired in the latter half of 1999, the inclusion of seven months of results from the Data Broadcasting business and growth from the core Interactive Data business.

     EBITDA increased from $42,585 in 1999 to $65,991 in 2000, an increase of $23,406 (+55%). The increase was primarily due to the inclusion of the results in 2000 of the Muller, Muniview and Valorinform businesses, seven month results from the Data Broadcasting business subsequent to the merger date and growth from the core Interactive Data business.

     Operating income declined from $18,149 in 1999 to a loss of $744 in 2000. The decline in the operating income was primarily due to the inclusion of the amortization of the goodwill and intangibles relating to Muller, Muniview and Valorinform business acquisitions,which were consummated in the latter half of 1999,

                                 (IN THOUSANDS)
                                  (UNAUDITED)

and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     The Company's pre tax share of the net losses from MarketWatch totaled $45,776 in the nine months ended September 30,2000 representing Data Broadcasting's equity interest in the net loss of MarketWatch, subsequent to the date of the merger between Interactive Data and Data Broadcasting,and amortization of the fair value of the Company's investment in excess of the Data Broadcasting's share of the equity in MarketWatch.

     Other income, net, increased from $540 in 1999 to $591 in 2000. This increase was mainly due to higher cash balances in 2000 compared with the same period in 1999.

     The Company's effective tax rate decreased for the nine month period ended September 30, 2000 compared with the effective rate for the corresponding period of the prior year primarily due to current period net losses compared with net income in the prior year period. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $41,244 in the nine month period ended September 30, 2000 compared with net income of $8,310 for the comparable period in 1999. This reduction primarily was due to higher amortization and the Company's share of MarketWatch's losses.

     Weighted average shares outstanding grew by 48% due to the shares associated with the Interactive Data and Data Broadcasting merger which were issued on February 29, 2000.

PROFORMA RESULTS

     The Proforma amounts reflect the results as if DBC and IDC had been combined on January 1, 1999. In addition they reflect Interactive Data's July 1999 acquisition of Muller Data Corporation and the assets of Muniview and Valorinform, as if the acquisition had occurred on January 1, 1999.

  Three Months Results

     On a proforma basis, for the current quarter, revenue increased by 2% compared with the same period in the prior year. Growth in the institutional business(+4%) and the eSignal business (+52%) were partially offset by a decline in the business using broadcast delivery (-47%). This decline in broadcast customers is expected to continue. Institutional revenues increased due to new sales of data products to new customers, growth to existing redistributors and price increases.

     EBITDA increased from $21,731 in 1999 to $26,197 in 2000, an increase of $4,466 (+21%). This increase was due to the increased revenue discussed above and the continued synergy benefits from the combination of the acquired businesses.

     The operating income increased from a loss of $2,675 in 1999 to operating income of $1,525 in 2000. The higher operating income was due to synergy savings coming through from the combination of the acquired businesses with the existing institutional business.

  Nine Months Results

     On a proforma basis, for the first nine months of the year, revenue increased by 4% compared with the same period in the prior year. Strong growth in the institutional business(+7%) and the eSignal business (+91%) was partially offset by a decline in the business using broadcast delivery (-46%). This decline in broadcast customers is expected to continue. Institutional revenues increased due to new sales of data products to new customers, growth to existing redistributors and price increases.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

     EBITDA increased from $52,851 in 1999 to $66,863 in 2000, an increase of $14,012 (+27%). This increase was due to the increased revenue discussed above and the continued synergy benefits from the combination of the acquired businesses.

     The operating loss declined from $22,843 in 1999 to $6,914 in 2000. The lower operating loss was due to synergy savings coming through from the combination of the acquired businesses with the existing institutional business, and the end of amortization of a non-compete agreement relating to a 1995 acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $16,298 from the nine-month comparative period in 1999. This was due to higher EBITDA being partially offset by higher working capital requirements.

     Cash used in investing activities was $21,531 in the nine months ended September 30, 2000 compared to $153,772 in the prior year's corresponding period. The Company invested $12,363 in the current nine-month period for property and equipment, compared with $6,272 in the prior year's corresponding period. The increase was due to expenditure on the integration of the Muller, Muniview and Valorinform businesses and the fact that the 1999 expenditure reflects only the Interactive Data business. The Company also invested an additional $43,000 in MarketWatch.com, Inc. The Company acquired Itex (FIT) Limited a service delivery agent and software technology partner for a net cash consideration of $11,200 and acquired Trading Techniques, Inc., a developer of financial software that targets individual investors and institutional traders for a cash consideration of $3,566.

     Cash used in financing activities was $6,138 in the nine months ended September 30, 2000 compared to $147,697 in the prior year's corresponding period. This is primarily due to a reorganization of IDC prior to the merger with DBC, settlement of intercompany balances with Pearson including a repayment of $10,000 on borrowings.

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

                                 (IN THOUSANDS)
                                  (UNAUDITED)

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

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

     a. The following exhibits are filed as part of this report:

EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         ----------------------
     27.1              Financial Data Schedule
     27.2              Financial Data Schedule

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

                                              DATA BROADCASTING CORPORATION
                                                       (Registrant)

                                          By:      /s/ STUART J. CLARK
                                            ------------------------------------
                                                   Name: Stuart J. Clark
                                               President and Chief Executive
                                                           Officer
Dated:  November 2, 2000

                                          By:     /s/ STEVEN G. CRANE
                                          --------------------------------------
                                                     Steven G. Crane
                                                 Chief Financial Officer
Dated:  November 2, 2000