Form 10-K
period 2000-12-31
DATA BROADCASTING CORPORATION
filed 2001-03-28
CIK 888165

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20311

                         DATA BROADCASTING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3668779
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                22 CROSBY DRIVE
                          BEDFORD, MASSACHUSETTS 01730
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (781) 687-8800

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.01
                                                                  PAR VALUE
                                                      (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 19, 2001, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by nonaffiliates of the Registrant was approximately $173,323,404.

     As of March 19, 2001, there were 91,217,224 shares of Common Stock of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held in June 2001 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Data Broadcasting Corporation, directly and through its subsidiaries, is a leading global provider of financial and business information to institutional and retail investors.

     On February 29, 2000, Data Broadcasting Corporation completed its merger with Interactive Data Corporation, an indirect wholly-owned subsidiary of Pearson plc ("Pearson"). As a result of the merger, Interactive Data became a wholly owned subsidiary of Data Broadcasting Corporation and Pearson became the indirect holder of approximately 60% of the common stock. In this report we refer to the constituent parties to the merger as Data Broadcasting and Interactive Data, and to the combined business that resulted from the merger as the Company.

     The business combination has been accounted for as a reverse acquisition using the purchase method of accounting. In the acquisition, the shareholders of the acquired company, Interactive Data received the majority of the voting interests in the surviving consolidated company. Therefore, Interactive Data was deemed to be the acquiring company for financial reporting purposes and accordingly, the historical financial statements of the Company are the historical financial statements of Interactive Data and all of the assets and liabilities of Data Broadcasting were recorded at fair value on February 29, 2000, the date of the merger, and the operations of Data Broadcasting have been reflected in the operations of the combined company subsequent to the date of the merger.

                                    OVERVIEW

     The Company operates in two business segments:

     (1) Institutional services and

     (2) Retail Investor services.

     In the Institutional services segment, the Company supplies time sensitive pricing, dividend, corporate action and descriptive information for more than
3.5 million securities traded around the world to banks, brokerage firms, insurance companies, money managers and mutual fund companies. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers.

     The Retail Investor services segment provides streaming, real-time, continuously updating financial data over the Internet (primarily eSignal) and broadcast technology to individual and semi-professional investors and traders. It also provides market quotes for stocks, options and futures, as well as charts, news, research, alerts, analytics and decision support tools.

     For the last three years, total revenue contributed by the Company's operating segments was as follows (see Note 16 to the financial statements):

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INSTITUTIONAL SERVICES.....................................  $269,943    $188,956    $153,677
RETAIL INVESTOR SERVICES
  eSignal..................................................    27,427          --          --
  Broadcast................................................    16,768          --          --
                                                             --------    --------    --------
          Total............................................  $314,138    $188,956    $153,677

                             INSTITUTIONAL SERVICES

     The Company operates under two brands in the Institutional Services segment of its business, FT Interactive Data and CMS BondEdge:

FT INTERACTIVE DATA

     FT Interactive Data is a leading provider of financial data. It collects, maintains and models global data on over 3.5 million securities, including a wide range of equities, commodities, derivative instruments and fixed income securities that are traded in numerous national and international markets. FT Interactive Data's customers include many of the world's leading financial institutions. Proprietary data delivery products provide customers with data, which is electronically delivered in a convenient, timely and reliable manner. FT Interactive Data plays an important supporting role in many areas of the financial information market, including:

     - post-transaction portfolio evaluation where customers focus on valuing and administering securities;

     - post-transaction back office functions, in which purchases and sales of securities are finalized and customers prepare account statements for themselves and their clients; and

     - investment research, which helps customers determine when to buy and sell securities.

     In order to best meet its customers' needs for comprehensive global service, FT Interactive Data operates in three main geographic regions: North America, Asia/Pacific and United Kingdom/Europe. In March 2001, the Company began using the FT Interactive Data brand worldwide. Previously the Company had been known as Interactive Data in North America and as Financial Times Information elsewhere.

  Products

     - Data

     FT Interactive Data collects and calculates information on over 2.5 million fixed income securities traded around the world. The coverage includes North American corporate, government and agency fixed income issues, municipal bonds, pass-through securities, and structured finance securities. For non-North American issues, FT Interactive Data covers convertibles, debentures, Eurobonds, government and corporate bonds, and loan capital. The data for these issues includes pricing, call and sinking fund, called announcements, descriptive data, interest payments, original issue discount and reorganization data.

     FT Interactive Data also collects and creates databases of information on most equities traded on exchanges around the world. The data includes pricing, capitalization changes and dividends, descriptive data, earnings and shares outstanding, and reorganization announcements. FT Interactive Data is a provider of index and constituent data to the global investment markets, supplying a wide range of indices, from the FTSE World Index to CAC/SBF.

     FT Interactive Data stores this data in a variety of databases to offer clients up to 33 years of history. This data is valuable to clients who need to perform a variety of analyses including investment and risk analyses.

     - Data Delivery Products

     FT Interactive Data provides data to customers using various delivery applications that are designed to deliver the Company's data to clients in a timely and reliable manner. These delivery products provide online access to a client via their PC using a dial-up modem or a Web connection. The Company also delivers data via a mainframe computer link that is used to deliver large amounts of data over high-speed communication lines.

  Technical Infrastructure

     FT Interactive Data's technological infrastructure is designed to service the needs of its customers. Mainframe processors located in Waltham, Massachusetts and London are used to process securities history and daily pricing data. Fault-tolerant processors located in Hong Kong; London; Melbourne, Australia; New York City; and Waltham, Massachusetts, process real-time feeds from securities exchanges around the world.

UNIX machines located in each data center are used to collect and deliver data. Also, at each data center, FT Interactive Data uses what it believes to be state-of-the-art disk storage devices that are configured to provide optimum speed and reliability.

  Marketing Strategy

     FT Interactive Data markets its services through a dedicated sales force located in offices in the US, Europe and Asia Pacific. The sales force is supported by a promotional campaign that is focused on direct mail, trade show, and advertising in trade publications. Programs are specialized to the US, European and Asian markets. Most of the services are sold on a subscription basis for one year, with automatic renewal unless terminated.

     In March of 2001, under a license with The Financial Times Limited, the Company began using the FT brand on a global basis in conjunction with the Company's traditional "Interactive Data" name. It is believed that the use of the FT brand will help FT Interactive Data compete more effectively due to the global recognition of the Financial Times and FT marks which are actively promoted in relation to the newspaper and its Internet services.

     The Company believes that FT Interactive Data's strength in the post-trade segment of the financial information market is due in part to its ability to be a "full service provider" of data. Being full service means FT Interactive Data prices most, if not all, securities that are central to its customers' businesses, not just one type of security or those that are widely traded.

     FT Interactive Data also delivers data to redistributors who extend their reach to specialized front and mid office applications in their primary end-user customer base who are focused on investment research and risk analyses.

  Customers and Competition

     FT Interactive Data supplies data directly to several thousand separate organizations including major banks, brokerage firms and investment management firms. Most of FT Interactive Data's customers purchase data to support their own operational needs.

     Redistributors extend FT Interactive Data's reach to smaller institutional and individual investors. Unlike the institutional end-user customers described above, these redistributors use their own delivery systems, or serve as the interface between their clients and FT Interactive Data's delivery systems, to redistribute the data provided by FT Interactive Data.

     The Company also operates within the securities research segment of the financial information market, providing securities index data to the global investment markets. Stockbrokers, trustees, fund managers and consultants use this data to conduct benchmarking, risk analysis, fund tracking, performance measurement and attribution and trading activities.

     In a competitive environment, the Company endeavors to offer "one stop" for customers' equity and fixed income data needs.

CMS BONDEDGE

  Products

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

     BondEdge is provided to institutional fixed income managers on both the buy-side and sell-side. The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with major third-party accounting and asset/liability software packages to eliminate duplicate data entry and to improve accuracy and efficiency within an organization.

  Marketing Strategy

     In North America, the Company markets BondEdge as CMS BondEdge, an affiliate of FT Interactive Data. Outside North America, the Company markets BondEdge as FT Interactive Data to leverage off of the strength of the FT brand. The target market for the BondEdge product is the institutional fixed income portfolio manager who invests in a broad range of security types that require specialized modeling. End-users at a client site are typically portfolio managers, quantitative research analysts, and institutional brokers.

     CMS BondEdge targets the premium end of the market. With over 500 institutional investment firms, banks, insurance companies, and brokerage houses in North America who use BondEdge, CMS BondEdge believes it has a strong market position in the North American market.

     BondEdge is marketed through advertising, highly targeted trade shows specific to fixed income analysis, direct mail, and a dedicated sales force that provide on-site or remote product demonstrations via the Internet. The CMS BondEdge also hosts its own annual fixed income conference for clients and prospective clients. BondEdge is a subscription-based, modular service; clients sign either monthly or annual contracts.

  Technical Infrastructure

     BondEdge clients have access to daily market data updates via the Internet to facilitate accurate analytic calculations and reports, with a flexible array of deployment options.

                            RETAIL INVESTOR SERVICES

     The Retail Investor services segment provides streaming, real-time financial market information and decision support tools over the Internet. The financial data includes stock and commodity market quotes, equity analytics, financial news and information, access to historical databases, customizable portfolio tracking, exclusive news coverage and commentary and historical and technical charting.

     The Company distributes its Retail Investor services via the Internet, via mainframe-to-mainframe transmission, via mainframe-to-PC download and via communication devices that rely on FM subcarriers, satellite transmission, cable television systems or telephone lines. Subscribers to Internet-delivered services, mainframe-to-mainframe transmissions and mainframe-to-PC downloads download the data directly to their computers.

  Products

     The Company's products that are targeted to retail and semi-professional traders contain streaming, real-time securities prices for more than 300,000 securities from all major domestic markets and several international exchanges. These products include equities, mutual funds, options, bonds, futures, commodities, indices and foreign exchange rates. The datafeed also contains news headlines from Dow Jones, Options News Exchange and Futures World News and headlines and research reports such as Hightower.

     - Internet Based

        eSignal(SM) delivers continuously updating, real-time securities prices from the Company's datafeed using "active push" technology on the Internet. In addition, eSignal provides portfolio features, charting and news and news retrieval capabilities as well as Nasdaq Level II Market Maker information, over-the-counter bulletin board stock quotes and access to online trading. eSignal Mobile delivers the choice of real-time or delayed stock, index and options quotes, news and fundamental data direct to a customer's Wireless Application Protocol
        (WAP) compatible wireless web phone. eSignal Mobile provides the investment community with another means of receiving quotes anywhere, anytime. My eSignal offers real-time streaming quotes in a browser along with a suite of decision support tools, and eSignal Market Scanner searches the entire database of stocks from the NYSE, AMEX and Nasdaq exchanges and provides flexible user-defined searches that allow investors to view market activity in real-time by exchange, price range and volume.

        On August 31, 2000, the Company acquired Trading Techniques, Inc., a developer of decision support tools software.

     - Broadcast Based -- the Company also provides a variety of services using broadcast technology:

        - Signal FM/Cable/Satellite(TM) is a real-time service offering many of the same features as eSignal in a broadcast environment. Signal also offers a delayed service and an end-of-day data service, which provides each day's market settlement prices.

        - BMI MarketCenter(R) provides continuously updating real-time and delayed access to pricing and fundamental information. The service is delivered via cable or satellite.

        - QuoTrek(TM) is a hand-held wireless quotation monitor which receives the Company's data feed via FM broadcast signals and displays continuously updating real-time market quotes on up to 127 securities.

  Marketing Strategy

     eSignal is marketed through advertising, marketing alliances, third party developer relationships, seminars, trade shows, email, direct mail and referrals. Advertising is used to generate telephone calls to sales representatives. The Company has developed marketing alliances with online brokers whereby those firms will market the Company's Internet-delivered products to their customers. The Company has encouraged third-party software developers to write trading system software that is integrated with the Company's systems. This has resulted in numerous sales leads among the developers' customers. In addition, the Company conducts product seminars, direct mail campaigns and provides incentives to existing subscribers for referrals. Since broadcast based technology products are declining, the Company does not invest in marketing these products.

  Customers and Competition

     eSignal services individual and professional investors. These clients seek real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof. The target market for the real-time retail services of eSignal consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

     eSignal's competition consists of numerous suppliers and eSignal competes mainly in the high quality, higher price segment of this market. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price.

  Technical Infrastructure

     Over the years, the Company has blended technologies to create one of the largest, most flexible networked data transmission systems dedicated to its retail investor services. Built with Compaq Alpha Servers, reputed to be the worlds fastest, and an advanced IP multicast backbone, the Company's infrastructure has two completely redundant ticker plant facilities with multiple, geographically dispersed server farms, fed with live data from direct, redundant connections with the NYSE, AMEX, Nasdaq, Canadian, North American and European Futures and U.S. Options exchanges. Once the data from the ticker plants are received and consolidated, a highly compressed and proprietary datafeed is produced and distributed via multiple technologies to the client. News services and market commentary are also processed in this manner.

     The Company's ticker plants are manned 24 hours per day, 7 days a week. Its two locations are in Hayward, California and Salt Lake City, Utah. Either site can immediately function as a primary site in the event of a system failure, equipment problem or regional disaster. User connections are load balanced among all sites. In the event of a complete site failure, the remaining site has the capacity to handle the additional load.

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

                                    BACKLOG

     Given the nature of the Company's businesses, the Company has no material backlog of orders.

                                   EMPLOYEES

     The Company employed approximately 1,600 people as of December 31, 2000, none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is satisfactory.

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

     DBC Securities Inc., a subsidiary of the Company, is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and various state securities commissions and is also subject to the regulation of the National Association of Securities Dealers, Inc., of which it is a member. In addition, Interactive Data is registered with the SEC as an Investment Advisor and as such is subject to regulation under the Investment Advisor's Act of 1940.

EXECUTIVE OFFICERS OF THE REGISTRANT(AS OF MARCH 26, 2001)

NAME                                  AGE                  OFFICE HELD WITH COMPANY
----                                  ---                  ------------------------
Stuart Clark........................  53    President and Chief Executive Officer
Steven G. Crane.....................  44    Executive Vice President and Chief Financial Officer
Andrea H. Loew......................  43    Vice President, General Counsel and Corporate Secretary
John L. King........................  50    Chief Operating Officer of FT Interactive Data
Raymond L. D'Arcy...................  48    President, Data Delivery Products, FT Interactive Data

     STUART CLARK has served as president and chief executive officer of the Company since February 29, 2000, and has been employed in the financial information industry since 1968. Prior to his current position with the Company he had been president of the original Interactive Data since 1995. From 1993 to 1995 Mr. Clark was a director of UK based Financial Times Information, with specific responsibility for the Market Data Division. Prior to 1993, Mr. Clark had led the Market Data Division of Extel Financial Limited, which was acquired by Pearson's Financial Times Group in December 1993.

     STEVEN G. CRANE has served as executive vice president and chief financial officer of the Company since November 30, 1999. From October 1997 through November 30, 1999, Mr. Crane served as vice president and chief financial officer of Video Services Corporation, a company listed on the American Stock Exchange. Prior thereto, Mr. Crane was the owner of ATE, Inc., a provider of packaging related equipment to international bottling companies.

     ANDREA H. LOEW has served as vice president, general counsel and corporate secretary of the Company since February 29, 2000. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of the original Interactive Data. From 1998 until February 29, 2000, Ms. Loew served as vice president and general counsel to Pearson's Financial Times Asset Management Group. Prior thereto, Ms. Loew was a partner in Eckert, Seamans Cherin & Mellott, LLC.

     JOHN L. KING has served as chief operating officer of FT Interactive Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/president of Financial Times Group's Extel Financial Ltd. Division. Prior thereto, Mr. King served as vice president, IDSI services for Interactive Data.

     RAYMOND L. D'ARCY has served as President of Data Delivery Products for FT Interactive Data since January, 2001. From 1999 to 2001, Mr. D'Arcy served as Senior Vice President of Global Sales, Marketing and Customer Support for Interactive Data Corporation, and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D'Arcy served as Interactive Data's Regional Sales Director for Eastern North America for ten years.

ITEM 2.  PROPERTIES

     The Company owns no real estate but leases the following principal facilities:

                                                             CURRENT
                                   OPERATING      SQUARE      ANNUAL        EXPIRATION
LOCATION                             UNIT          FEET        RATE            DATE
--------                         -------------    ------    ----------    --------------
New York, NY...................  Institutional    87,304    $1,921,980    May 2013
New York, NY...................  Institutional    27,000    $  857,200    November 2009
Bedford, MA....................  Corporate        64,349    $1,095,169    August 2006
Boston, MA.....................  Institutional    11,910    $  464,484    March 2005
Waltham, MA....................  Institutional    32,535    $  422,890    September 2005
Chicago, IL....................  Institutional     3,689    $   28,488    September 2004
Los Angeles, CA................  Institutional       475    $   16,800    October 2001
Los Angeles, CA................  Institutional    25,498    $  703,745    October 2002
Hong Kong, PRC.................  Institutional       486    $   21,815    April 2003
Melbourne, Australia...........  Institutional     4,974    $   45,209    December 2005
Singapore......................  Institutional       743    $   22,183    December 2002
Hayward, CA(1).................  Retail           60,158    $  978,000    June 2013
Salt Lake City, UT.............  Retail           17,196    $  304,000    December 2003
London, England................  Retail            5,940    $   58,000    November 2008
Akron, OH......................  Retail            6,500    $  140,000    September 2003
London, England................  Institutional    65,000    $1,400,080    April 2010
Edinburgh, Scotland............  Institutional     5,200    $  105,950    August 2006

---------------
(1) Certain of this space has been sublet under agreement of various terms.

ITEM 3.  LEGAL PROCEEDINGS

     Newman v. CheckRite of California, Inc., et al, CIV --S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement and has fully funded the settlement by posting a letter of credit. The settlement has not had a material effect on the Company's financial condition or results of operations.

     From January 1 through February 2001, seven lawsuits were filed by various shareholders of the Company against the Company's directors, the Company's majority shareholder, and in several instances against the Company's chief financial officer. These actions (collectively, the "Derivative Actions") are all pending in the Delaware Chancery Court for New Castle County under the following captions:

           Schachter, et al. v. Hill, et al., C.A. No. 18587NC;

           Brickell Partners v. Clark, et al., C.A. No. 18595NC;

           Carman v. Hill, et al., C.A. No. 18603NC;

           Patton v. Clark, et al., C.A. No. 18618NC;

           Hirt v. Hill, et al., C.A. No. 18649NC;

           Millard A. Williams Trust v. Clark, et al., C.A. No. 18659NC; and

           Mark Krekorian, et al. v. Clark, et al., C.A. No. 18665NC.

     In each of the Derivative Actions, the Company is named as a nominal defendant on the theory that the plaintiff shareholders are really suing on its behalf.

     Each Derivative Action challenges the Company's January 2001 sale of its 34.4% interest in MarketWatch.com Inc. ("MarketWatch") to Pearson as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company's majority stockholder.

     Because the seven Derivative Actions are still in an organizational stage procedurally, no substantive activity has yet occurred in any of them. The Company anticipates that the seven suits will be consolidated and proceed in unison. Once that occurs, defendants expect to contest the allegations against them vigorously.

     There are no other material pending legal proceedings to which the Registrant is a party, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. PRINCIPAL MARKET AND PRICES FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     The Company has two classes of authorized stock: 200 million shares of common stock, $0.01 par value, of which 91,202,428 were outstanding as of December 31, 2000, and 5 million shares of preferred stock $0.01 par value, none of which has been issued.

     The Company's common stock trades on the Nasdaq Stock Market ("Nasdaq") under the symbol DBCC. The Company began trading under this symbol on June 29, 1992. The Company's Board of Directors has approved an amendment to the Company's Certificate of Incorporation to change the name of our corporation to Interactive Data Corporation. If such a name change is approved by our shareholders at our annual meeting to be held in June 2001, the Company will also change its symbol to IDCO. As of March 19, 2001, there were 1,967 holders of record of the Company's common stock, and the Company believes it had in excess of 20,000 beneficial owners of its common stock.

     During 2000 the Company did not pay dividends on its common stock. With the exception of the special dividend declared and paid in January 2001 related to the proceeds received from the sale of the Company's investment in MarketWatch, the Company currently intends to retain future earnings, if any, for the development of the Company's business and does not anticipate paying cash dividends on the Company's common stock in the foreseeable future. Future determinations by the Company's Board of Directors to pay dividends on the Company's common stock would be based primarily upon the financial condition, results of operations and business requirements of the Company. Dividends, if any, would be payable in the sole discretion of the Company's Board of Directors out of the funds legally available therefor.

     The range of closing prices for the common stock of the Company as reported by Nasdaq for each quarterly period since the first quarter of 1999 is shown below.

                                                               HIGH      LOW
                                                              ------    ------
2000:
  Quarter Ended March 31....................................  $11.38    $ 7.44
  Quarter Ended June 30.....................................  $ 7.13    $ 4.03
  Quarter Ended September 30................................  $ 5.81    $ 3.00
  Quarter Ended December 31.................................  $ 4.41    $ 2.44

                                                               HIGH      LOW
                                                              ------    ------
1999:
  Quarter Ended March 31....................................  $38.44    $13.00
  Quarter Ended June 30.....................................  $21.00    $ 8.88
  Quarter Ended September 30................................  $10.94    $ 6.44
  Quarter Ended December 31.................................  $14.38    $ 7.31

     The average of high and low bid quotations on March 19, 2001 was $5.53 and $5.13.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 29, 2000 the Company issued 56,423,949 shares of its common stock to a subsidiary of Pearson in exchange for all of the issued and outstanding shares of Interactive Data pursuant to a merger agreement dated November 14, 1999. The Company issued the foregoing shares of its common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial information for each of the years ended December 31, 1996 through 2000 has been derived from the Company's consolidated financial statements and represent the historical consolidated financial information of Interactive Data prior to the date of the merger and the combined company subsequent to the February 29, 2000 merger date. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes included herein.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   314,138    188,956    153,677    140,534    133,968
Income (loss) from operations...........    (3,091)    17,604        (30)    (5,373)    (3,405)
Net income (loss).......................  (143,472)     6,197     (3,215)    (6,944)   (11,235)
Income (loss) per share
  Basic and diluted.....................     (1.68)       .11       (.06)      (.12)      (.20)
Weighted average shares
  Basic and diluted.....................    85,560     56,424     56,424     56,424     56,424
Total assets............................   731,677    452,702    295,048    288,687    332,625
Stockholders' equity....................   622,512    340,953    221,736    214,695    250,907

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (IN THOUSANDS)

GENERAL

     The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time sensitive pricing, dividend, corporate action, and descriptive information for more than 3.5 million securities. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the business are its extensive database expertise and technology resources.

     The Company delivers real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of partnerships and alliances, the Company provides links to leading financial service and software companies for trading, analysis, portfolio management, and valuation.

     The Company operates in two business segments:

          Institutional services -- delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

          Retail Investor services -- delivery of real-time financial market information and decision support tools to retail customers.

     The services provided by the Company include the following:

     Institutional:

          - FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians, and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on equities from all over the world.

          - CMS BondEdge provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

          - The Federal News Service division, which the Company sold on January 10, 2001, provides verbatim transcripts of hearings, briefings, press conferences, and interviews by US government officials and government agencies.

     Retail:

        - Internet based offers leading real-time, Internet delivered subscription quote service for serious traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC, or telephone.

        - The broadcast services deliver real time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

RESULTS OF OPERATIONS

                            SELECTED FINANCIAL DATA

                       FOR THE PERIODS ENDED DECEMBER 31,
                                 ($ THOUSANDS)

                                       HISTORICAL                        PROFORMA(1)
                             ------------------------------    --------------------------------
                               2000       1999       1998        2000        1999        1998
                             --------    -------    -------    --------    --------    --------
Revenues
Institutional..............   269,943    188,956    153,677     276,361     258,217     238,439
Retail:
  -- eSignal...............    27,427         --         --      32,551      13,400       5,063
  -- Broadcast.............    16,768         --         --      21,547      39,641      50,644
                             --------    -------    -------    --------    --------    --------
TOTAL......................   314,138    188,956    153,677     330,459     311,258     294,146
Cost of Services...........   105,524     55,031     47,992     113,592     105,466      99,996
Selling, General &
  Administrative...........   116,091     77,743     65,661     123,472     136,226     127,207
                             --------    -------    -------    --------    --------    --------
EBITDA(2)..................    92,523     56,182     40,024      93,395      69,566      66,943
Depreciation...............    12,671      6,681      5,293      13,739      13,924      16,240
Amortization...............    82,943     31,897     31,114      88,917      88,539      98,488
Restructuring..............        --         --      3,647          --          --       3,647
                             --------    -------    -------    --------    --------    --------
INCOME (LOSS) FROM
OPERATIONS.................    (3,091)    17,604        (30)     (9,261)    (32,897)    (51,432)
Equity in loss from
  MarketWatch.com, Inc.....   (67,229)                          (79,543)    (69,041)    (55,450)
Other than temporary loss
  in MarketWatch.com,
  Inc......................  (141,844)                         (141,844)         --
Other income, net..........     1,170        241        382       1,538       1,450       1,396
                             --------    -------    -------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME
TAXES......................  (210,994)    17,845        352    (229,110)   (100,488)   (105,486)
Provision (benefit) from
  income taxes.............   (67,522)    11,648      3,567     (73,623)    (27,624)    (31,918)
                             --------    -------    -------    --------    --------    --------
NET INCOME (LOSS)..........  (143,472)     6,197     (3,215)   (155,487)    (72,864)    (73,568)
                             ========    =======    =======    ========    ========    ========
Earnings per share -- Basic
  and diluted..............     (1.68)      0.11      (0.06)      (1.70)      (0.80)      (0.81)
Weighted average shares
  outstanding -- Basic and
  diluted..................    85,560     56,424     56,424      91,202      91,202      91,202

---------------
(1) The proforma amounts reflect the results as if Data Broadcasting and Interactive Data had been combined on January 1, 1998. In addition, they reflect Interactive Data's July 1999 acquisition of Muller Data Corporation and the assets of MuniView, and Valorinform, as if the acquisition had occurred on January 1, 1998.

(2) "EBITDA" is defined as net income before net interest expense/income, income taxes, depreciation and amortization expense and equity in losses of MarketWatch.com, Inc. EBITDA is presented because it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

HISTORICAL RESULTS

  2000 versus 1999

     The Company's historical results for the year ended December 31, 2000 include a full 12 month's results for Interactive Data and 10 months for the Data Broadcasting business, while the historical results for the years ended December 31, 1999 and 1998 include only the Interactive Data business. This is due to the merger between Interactive Data and Data Broadcasting that occurred on February 29, 2000 and was accounted for as a reverse merger as described in
Note 2 to the financial statements.

     Revenue for the institutional business increased by 43% in 2000 over 1999. The increase was primarily due to the inclusion of the results in 2000 of the Muller Data, MuniView, and Valorinform businesses ("Acquired Businesses"), which were acquired in the latter half of 1999, the inclusion of the Data Broadcasting, CMS BondEdge, and FNS businesses and growth from the core Interactive Data business. There are no comparatives for the retail business since Interactive Data did not operate in this segment.

     Cost of services increased by 92% in 2000 over 1999. This increase was due to the inclusion of the results of the Acquired Businesses, and the inclusion of 10 months results of Data Broadcasting. Costs of services as a percentage of revenue increased from 29% in 1999 to 34% in 2000. The main reason for this growth was the higher percentage of overall costs allocated to cost of services for Data Broadcasting compared with Interactive Data . Selling, general and administrative expenses increased by 49% in 2000 over the comparable period in 1999. This increase was due to the inclusion of the Acquired Businesses and 10 months of Data Broadcasting. Selling, general and administrative expenses as a percentage of revenue decreased from 41% in 1999 to 37% in 2000. The main reason for this decrease was the lower percentage of costs allocated to this category from Data Broadcasting combined with synergies realized from combining the Acquired Businesses with Interactive Data and merging the central functions of Data Broadcasting with those of Interactive Data.

     EBITDA increased from $56,182 in 1999 to $92,523 in 2000, an increase of 65%. This increase was partially due to the inclusion of the Acquired Businesses and the inclusion of 10 months of Data Broadcasting's results. In addition the larger percentage increase in EBITDA than revenue resulted from the synergies realized from combining the Acquired Businesses with Interactive Data and merging the central functions of Data Broadcasting with those of Interactive Data, as outlined above.

     Income from operations declined from $17,604 in 1999 to a loss of $3,091 in 2000. The decline in income from operations was due to the inclusion of the amortization of the goodwill and intangibles relating to the Acquired Businesses, and goodwill and intangible amortization arising from the merger between Interactive Data and Data Broadcasting.

     During the fourth quarter of 2000, the Company recorded a charge of $4,528 in connection with the write off a trademark of one of the Acquired Businesses that was no longer in use. This charge is included in amortization expense.

     The Company's pre tax share of the net losses from MarketWatch totaled $67,229 in the year representing the Company's equity interest in the net loss of MarketWatch, and amortization of the fair value of the Company's investment in excess of the share of the equity in MarketWatch.

     On December 27, 2000, the Company announced the sale of its 34.4% ownership in MarketWatch to Pearson for $26,888. The Company recorded an other than temporary loss of $141,844 on the investment representing the difference between the book value of the investment and the sale price. The sale was consummated in early January, 2001 and the proceeds were distributed to shareholders.

     Other income increased from $241 in 1999 to $1,170 in 2000. This increase was due mainly to higher invested cash balances in 2000 than in 1999.

     The Company's effective tax rate declined from a charge of 65% to a benefit of 32% mainly due to the losses in 2000 compared with net income in 1999. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

     The Company generated a net loss of $143,472 in 2000 compared with net income of $6,197 in 1999. This was due to higher amortization expense, the Company's share of MarketWatch's losses, the loss on the write down of the MarketWatch investment and the write off of a discontinued trademark, partially offset by a benefit from income taxes.

     Weighted average shares outstanding grew by 52% due to the shares issued to Pearson on February 29,2000 in the merger of Interactive Data and Data Broadcasting merger.

  1999 versus 1998

     The Company's historical results for the year ended December 31, 1999 include five months results from the Acquired Businesses, while the historical results for the year ended December 31, 1998 include only those for Interactive Data.

     Revenue for the institutional business increased by 23% in 1999 over 1998. The increase was primarily due to the inclusion of five months of results in 1999 from the Acquired Businesses, and growth from Interactive Data.

     Cost of services increased by 15% in 1999 over 1998. This increase was due to the inclusion of five months results from the Acquired Businesses. Costs of services as a percentage of revenue decreased from 31% in 1998 to 29% in 1999. The main reason for this decline was synergies in the IT and data collection areas from combining the Acquired Businesses with Interactive Data. Selling, general and administrative expenses increased by 18% in 1999 over the comparable period in 1998. This increase was due the inclusion of the Acquired Businesses. Selling, general and administrative expenses as a proportion of revenue declined from 43% in 1998 to 41% in 1999, mainly as a result of synergies in the sales and corporate areas.

     EBITDA increased from $40,024 in 1998 to $56,182 in 1999, an increase of 40%. The increase was partially due to the inclusion of the Acquired Businesses. In addition, the larger increase in EBITDA compared with the increase in revenue is driven by the synergies realized from combining the Acquired Businesses with Interactive Data, as outlined above.

     Income from operations increased from a loss of $30 in 1998 to income of $17,604 in 1999. The increase in income from operations was due to the inclusion of the revenues from the Acquired Businesses, the benefits from the synergies of combining Interactive Data and the Acquired Businesses and efficiencies achieved as a result of the restructuring in 1998.

     The Company's effective tax rate decreased to 65% in 1999 because of the higher income. The difference between the Company's statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

     The Company's net loss of $3,215 in 1998 improved to net income of $6,197 in 1999. This was due to the inclusion of the Acquired Businesses revenue for five months and the cost savings associated with the synergies highlighted above.

     Weighted average shares outstanding were unchanged.

PROFORMA RESULTS

     The Proforma amounts reflect the results as if Data Broadcasting and Interactive Data had been combined on January 1, 1998. In addition they reflect Interactive Data's July 1999 acquisition of the Acquired Businesses, as if the acquisition had occurred on January 1, 1998.

  2000 versus 1999

     On a proforma basis, for 2000, overall revenue increased by 6% over 1999. Growth in the institutional business (+7%) and eSignal business (+143%) were partially offset by a decline in the business using broadcast delivery (-46%). This decline in broadcast customers is expected to continue as customers transfer to Internet based delivery of data. Institutional revenues increased strongly in our core Interactive Data and CMS BondEdge businesses with a marginal decline in the Acquired Businesses as customers who had previously purchased duplicate backup services from these entities and Interactive Data chose to cancel and seek alternative sources.

     EBITDA grew from $69,566 in 1999 to $93,395 in 2000, an increase of 34%. This was due to cost of services remaining flat at 34% of total revenue in both 1999 and 2000, and selling, general and administrative costs declining from 44% of revenue in 1999 to 37% in 2000. These reductions came largely from synergies realized from combining the Acquired Businesses with Interactive Data and merging the central functions of Data Broadcasting with those of Interactive Data.

     The loss from operations declined from $32,897 in 1999 to $9,261 in 2000 an improvement of 72%. This improvement was due to the improved EBITDA reported above.

  1999 versus 1998

     On a proforma basis, overall 1999 revenue increased by 6% over 1998. Growth in the institutional business (+8%) and eSignal business (+165%) were partially offset by a decline in the business using broadcast delivery (-22%). This decline in broadcast customers is expected continue as customers transfer to Internet based delivery of data. Institutional revenues increased strongly in the Interactive Data and CMS BondEdge businesses.

     EBITDA grew from $66,943 in 1998 to $69,566 in 1999, an increase of 4%. This was due to cost of services remaining flat at 34% of total revenue in both 1998 and 1999, and selling, general and administrative costs increasing marginally from 43% of revenue in 1998 to 44% in 1999. This small increase was the result of duplicate costs from the purchase of the Acquired Businesses, which were subsequently eliminated in 2000.

     The loss from operations declined from $51,432 in 1998 to $32,897 in 1999. The decline in the loss from operations was due to the improved EBITDA reported above, lower amortization as a result of the ending of amortization of certain non-compete contracts and the non-recurrence of restructuring charges which were incurred in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $64,950, $39,310 and $38,004 in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 resulted from the acquisition of the Acquired Businesses in the second half of 1999 and the merger of Interactive Data and Data Broadcasting in February 2000. The increase from 1998 to 1999 was mainly due to the move from a net loss to a net income position being partially offset by higher accounts receivable and lower deferred revenues.

     The Company's capital expenditures have continued to increase over the three-year period. They increased from $4,812 in 1998 to $7,920 in 1999 with the purchase and integration of the Acquired Businesses. In 2000 they increased to $15,699, as a result of the merger between Interactive Data and Data Broadcasting and continuing integration of all the businesses. Capital expenditures are expected to stay at this level as the Company expands and purchases capital assets to enable it to utilize a common technology across its institutional operations.

     In 2000, the Company spent $14,766 on acquisitions. There were two acquisitions made in the year. On April 1, 2000, Interactive Data acquired Itex
(FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to the Company's UK subsidiary of $1,600. On August 31, 2000, the Company acquired Trading Techniques, Inc. for consideration totaling

$5,566, comprised of cash of $3,566, and a deferred payment of $2,000. In 1999, Interactive Data used $149,078 for acquisitions to acquire the Acquired Businesses. There were no acquisitions in 1998.

     In 2000, the Company received $402 from the exercise of 192 stock options and warrants.

     Management believes that the cash generated by operating activities, together with its existing cash and financing arrangements, are sufficient to meet the short- and long-term needs of the current operations of the Company.

INCOME TAXES

     The Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carryforwards and tax credit carryforwards. Recognition of deferred tax assets is subject to the Company's determination that realization is more likely than not. As of December 31, 2000, the Company has recorded $46,915 of deferred tax assets. Based on taxable income projections, management believes that the recorded deferred tax assets will be realized.

INFLATION

     Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company's results of operations will not be affected by inflation in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", and Financial Accounting Standard No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. FAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe implementation of FAS 133 will have a material effect on its financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000.

     Application of this pronouncement did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. In order to comply with the gross revenue versus net revenue presentation requirements of SAB 101, the Company reduced revenue and costs of services by $7,750. Adoption of this SAB had no material impact on the Company's quarterly or annual results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research, and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include the following:

     - The presence of competitors with greater financial resources and their strategic response to the Company's services and products.

     - Changes in technology, which could affect the competitiveness of the Company's products and services.

     - A decline in activity levels in the securities markets, which could lower demand for the Company's products and services.

     - Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidations could lower demand for the Company's products and services.

     - Loss of key employees assigned to work associated with the integration of the recently acquired businesses of the Company. This could result in a delay in integration work designed to provide operational synergies and product enhancements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and accordingly are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations.

     We currently invest excess cash balances in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Index to Financial Statements:
  Report of Independent Accountants.........................   19
     Consolidated Statements of Operations and Comprehensive
      Income for the years ended December 31, 2000, 1999 and
      1998..................................................   20
     Consolidated Balance Sheets as of December 31, 2000 and
      1999..................................................   21
     Consolidated Statements of Cash Flows for the years
      ended December 31, 2000, 1999 and 1998................   22
     Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2000, 1999 and 1998..........   23
  Notes to Consolidated Financial Statements................   24
  Quarterly Financial Information (Unaudited)...............   41
Supplemental Schedule:
  Report of Independent Accountants.........................   42
  Schedule VIII -- Valuation and Qualifying Accounts........   43

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Data Broadcasting Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Data Broadcasting Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 7, 2001

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
REVENUES..................................................  $ 314,138    $188,956    $153,677
COSTS AND EXPENSES
  Cost of services........................................    105,524      55,031      47,992
  Selling, general and administrative.....................    116,091      77,743      65,661
  Depreciation............................................     12,671       6,681       5,293
  Amortization............................................     82,943      31,897      31,114
  Restructuring expense...................................         --          --       3,647
                                                            ---------    --------    --------
          Total costs and expenses........................    317,229     171,352     153,707
                                                            ---------    --------    --------
INCOME (LOSS) FROM OPERATIONS.............................     (3,091)     17,604         (30)
Interest income, net......................................      1,120         293         599
Other income (expense), net...............................         50         (52)       (217)
Equity in loss of MarketWatch.com, Inc....................    (67,229)         --          --
Other than temporary loss in MarketWatch.com, Inc. .......   (141,844)         --          --
                                                            ---------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES.........................   (210,994)     17,845         352
Provision (benefit) for income taxes......................    (67,522)     11,648       3,567
                                                            ---------    --------    --------
NET INCOME (LOSS).........................................   (143,472)      6,197      (3,215)
                                                            ---------    --------    --------
Other comprehensive income (loss)
  Foreign currency translation adjustment.................     (6,400)     (1,051)         19
                                                            ---------    --------    --------
COMPREHENSIVE INCOME (LOSS)...............................  $(149,872)   $  5,146    $ (3,196)
                                                            =========    ========    ========
Weighted average shares
  Basic and diluted.......................................     85,560      56,424      56,424
INCOME (LOSS) PER SHARE:
  Basic and diluted.......................................  $   (1.68)   $   0.11    $  (0.06)

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  38,652    $ 12,008
  Accounts receivable, net of allowance for doubtful
     accounts of $5,763 and $5,465..........................     50,125      40,914
  Receivable from affiliate.................................      1,403      19,224
Prepaid expenses and other current assets...................      3,676       1,925
Investments.................................................     39,388          --
Deferred income taxes.......................................      2,336      10,744
                                                              ---------    --------
          Total current assets..............................    135,580      84,815
Property and equipment, net.................................     35,147      20,862
Goodwill, net of accumulated amortization of $90,629 and
  $60,249...................................................    395,696     222,868

Other intangible assets, net................................    161,556     122,764
Other assets................................................      3,698       1,393
                                                              ---------    --------
          Total assets......................................  $ 731,677    $452,702
                                                              =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  13,364    $ 10,644
  Accrued liabilities.......................................     48,318      42,842
  Promissory note to affiliate..............................         --      20,000
  Payables to affiliates....................................      2,004          --
  Income taxes payable......................................     12,309       4,576
  Deferred revenue..........................................     26,659      15,390
                                                              ---------    --------
          Total current liabilities.........................    102,654      93,452
  Deferred tax liabilities..................................      3,012      18,297
  Other non current liabilities.............................      3,499          --
                                                              ---------    --------
          TOTAL LIABILITIES.................................    109,165     111,749
                                                              ---------    --------
Commitments and contingencies (Note 13)
Stockholders' Equity:
  Preferred Stock...........................................         --          --
  Common stock, $0.01 par value:
     Authorized: 200,000,000 shares; Issued and Outstanding:
     91,202,428.............................................        912          --
  Additional paid-in capital................................    789,199          --
  Parent's investment.......................................         --     358,680
  Accumulated deficit.......................................   (159,443)    (15,971)
  Accumulated other comprehensive income....................     (8,156)     (1,756)
                                                              ---------    --------
          TOTAL STOCKHOLDERS' EQUITY........................    622,512     340,953
                                                              ---------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 731,677    $452,702
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)........................................  $(143,472)   $   6,197    $ (3,215)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization..........................     95,614       38,578      36,407
  Tax benefit from exercise of stock options.............        499           --          --
  (Gain)/loss on disposal of fixed assets................        168           --         (15)
Equity in loss of MarketWatch.com, Inc. .................     67,229           --          --
Loss on disposal of stake in MarketWatch.com, Inc. ......    141,844           --          --
  Deferred income taxes..................................    (83,618)      (3,350)     (6,878)
Other non-cash items, net................................        (55)          --          --
Changes in operating assets and liabilities, net:
  Accounts receivable....................................     (5,731)      (6,923)        725
  Prepaid expenses and other assets......................      1,209        1,960         912
  Accounts and taxes payable.............................     (6,362)         556       2,072
  Other current liabilities and accrued expenses.........       (322)       4,553       7,902
  Deferred revenue.......................................     (2,053)      (2,261)         94
                                                           ---------    ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES................     64,950       39,310      38,004
                                                           ---------    ---------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed assets...............................    (15,699)      (7,920)     (4,812)
  Cash acquired through merger...........................     48,402           --          --
  Investment in MarketWatch.com, Inc. ...................    (43,000)          --          --
  Acquisition of businesses..............................    (14,766)    (149,078)         --
  Proceeds from sale of fixed assets.....................         --           --         431
                                                           ---------    ---------    --------
NET CASH USED IN INVESTING ACTIVITIES....................    (25,063)    (156,998)     (4,381)
                                                           ---------    ---------    --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Receipt of payment from affiliate......................     19,224           --          --
  Payment of promissory note to affiliate................    (20,000)          --          --
  Proceeds from exercise of stock options................        402           --          --
  Contribution (distribution) of capital from (to)
     parent..............................................    (10,764)     114,071      10,237
  Advances to affiliate..................................         --           --     (35,438)
                                                           ---------    ---------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......    (11,138)     114,071     (25,201)
Effect of exchange on cash...............................     (2,105)         588         (88)
                                                           ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     26,644       (3,029)      8,334
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     12,008       15,037       6,703
                                                           ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $  38,652    $  12,008    $ 15,037
                                                           =========    =========    ========
Supplemental Disclosure of cash flow information:
  Cash (paid) received for taxes.........................  $  (9,489)   $ (13,217)   $  1,214
  Cash paid (received) for interest......................  $   1,591    $   1,138    $ (2,594)

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                    COMMON STOCK                                 ACCUMULATED
                                  -----------------   ADDITIONAL                    OTHER                          TOTAL
                                  NUMBER OF    PAR     PAID IN      PARENT'S    COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                   SHARES     VALUE    CAPITAL     INVESTMENT   INCOME (LOSS)      DEFICIT        EQUITY
                                  ---------   -----   ----------   ----------   --------------   -----------   -------------
Balance, December 31, 1997......                                   $ 234,372       $  (724)       $ (18,953)     $ 214,695
Investment by Parent............                                      10,237                                        10,237
Other comprehensive income......                                                        19                              19
Net Loss........................                                                                     (3,215)        (3,215)
                                   ------     ----     --------    ---------       -------        ---------      ---------
Balance, December 31, 1998......                                   $ 244,609          (705)         (22,168)       221,736
Investment by Parent............                                     114,071                                       114,071
Other comprehensive loss........                                                    (1,051)                         (1,051)
Net income......................                                                                      6,197          6,197
                                   ------     ----     --------    ---------       -------        ---------      ---------
Balance, December 31, 1999......       --     $ --     $     --    $ 358,680       $(1,756)       $ (15,971)       340,953
Distribution to parent..........                                      (7,764)                                       (7,764)
Reorganization (Note 2).........   56,424      564      350,352     (350,916)                                           --
Issuance of shares associated
  with merger (Note 2)..........   34,586      346      437,948                                                    438,294
Exercise of stock options.......      192        2          400                                                        402
Tax benefit from exercise of
  stock options.................                            499                                                        499
Other comprehensive loss........                                                    (6,400)                         (6,400)
Net loss........................                                                                   (143,472)      (143,472)
                                   ------     ----     --------    ---------       -------        ---------      ---------
Balance, December 31, 2000......   91,202     $912     $789,199    $      --       $(8,156)       $(159,443)     $ 622,512
                                   ======     ====     ========    =========       =======        =========      =========

          See accompanying notes to consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Data Broadcasting Corporation (the "Company") is a leading global provider of financial and business information to individual and institutional investors. The Company supplies time sensitive pricing, dividend, corporate action and descriptive information for more than 3.5 million securities traded around the world, including hard-to-value fixed income instruments. The core of the business are its extensive database expertise and technology resources.

     The Company delivers real-time, end-of-day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dial-up protocols. Through a broad range of partnerships, the Company provides links to most of the world's best-known financial service and software companies for trading, analysis, portfolio management and valuation.

     On February 29, 2000, Data Broadcasting Corporation completed a merger with Interactive Data Corporation ("Interactive Data"). Interactive Data was a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc., through a series of other entities, is wholly owned by Pearson plc ("Pearson"), a company organized under the laws of England and Wales. Upon the merger, the issued and outstanding capital stock of Interactive Data was converted into 56,424 newly issued shares of the Company's common stock which resulted in the ownership by Pearson of approximately 60% of the Company. The merger was accounted for as a reverse merger as discussed in Note 2.

  Principles of Consolidation

     The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term investments with an original maturity of three months or less. At December 31, 2000, the Company had $21,889 held as cash equivalents.

  Fair Value of Financial Instruments

     The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

  Revenue Recognition

     Revenues are recognized over contractual periods as services are performed. The Company accounts for subscription revenues received in advance by deferring such amounts until the related services are performed.

  Accounts Receivable, Concentration of Credit Risk and Uncertainties

     The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company's operations, as well as its large client base and its geographical dispersion. No single customer accounts for more than 10% of revenues or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     In addition, the Company has temporary cash investments. At December 31, 2000 approximately $21,889 of cash and cash equivalents was deposited in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper, thereby limiting credit risk. At December 31, 2000, the Company believes that it had no significant concentrations of credit risk.

  Income Taxes

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company's practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely.

  Goodwill

     Goodwill of $272,750 and $229,251 at December 31, 2000 was recorded in connection with business acquisitions and is being amortized on a straight-line basis over ten and twenty years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets at the acquisition date. The Company reviews the recoverability of goodwill based on estimated undiscounted future cash flows from operating activities.

  Other Intangible Assets

     Other intangible assets include securities databases, computer software, covenants not to compete, customer lists, and work forces arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to fifteen years. The carrying amount of these balances is evaluated periodically in relation to the operating performance and estimated undiscounted future cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value.

  Property and Equipment

     Fixed assets are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life of three to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Maintenance and repairs are charged to operations as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. The Company has adopted Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". This pronouncement requires the capitalization of internal use software under certain circumstances. The Company capitalized approximately $5,306 during the year ended December 31, 2000 primarily related to the purchase and development of new computer systems. In 2000, no amortization expense has been recorded because these projects are in the development stages.

  Translation of Foreign Currencies

     The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

for the period. Cumulative net translation adjustments are included in stockholder's equity as other comprehensive income. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

  Use of Estimates

     The preparation of the consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the extensive use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated financial statement date. Actual results could differ from those estimates.

  Software Development Costs

     The Company capitalizes certain costs incurred to produce certain software used by subscribers to access, manage and analyze information in the Company's databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. In 2000, such amortization amounted to approximately $136. At December 31, 2000, the remaining book value of the software was $2,031.

  Research and Development Costs

     Expenditures for research and development are expensed as incurred. The Company expensed approximately $2,675 in research and development costs during the year ended December 31, 2000, including maintenance and upgrading of existing products and development of new products.

  Advertising Costs

     Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $6,825 for the year ended December 31, 2000.

  Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock options, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

  Earnings per Share

     The Company calculates its earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share". Below is a reconciliation of shares outstanding (in thousands) between the basic and diluted calculations for each period.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                               2000      1999      1998
                                                              ------    ------    ------
Basic shares................................................  91,202    56,424    56,424
Stock options and warrants..................................      --        --        --
                                                              ------    ------    ------
Diluted shares..............................................  91,202    56,424    56,424
                                                              ======    ======    ======

     Due to losses in 2000, the effect of the options would have been anti-dilutive and therefore diluted earnings per share equal basic earnings per share. Prior to 2000, there were no options outstanding, as discussed in Note 10.

  Long-lived Assets

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

  Adoption of Staff Accounting Bulletin 101 -- Revenue Recognition (SAB 101)

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. In order to comply with the gross revenue versus net revenue presentation requirements of SAB 101, the Company reduced revenue and costs of services by $7,750. Adoption of this SAB had no material impact on the Company's quarterly or annual results of operations or financial position.

  Accounting for Derivative Instruments and Hedging Activities (FAS 133)

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", and Financial Accounting Standard No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. FAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe implementation of FAS 133 will have a material effect on its financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

2. MERGER WITH INTERACTIVE DATA CORPORATION

     On February 29, 2000, Data Broadcasting Corporation completed a merger with Interactive Data. Interactive Data was a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc., through a series of other entities, is wholly owned by Pearson. Upon the merger, the issued and outstanding capital stock of Interactive Data was converted into 56,424 newly issued shares of the Company's common stock which resulted in the ownership by Pearson of approximately 60% of the Company.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     The merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of Interactive Data are the historical financial statements of Data Broadcasting Corporation.

     The merger was accounted for as follows:

ASSETS ACQUIRED
Cash and cash equivalents.................................  $ 48,402
Accounts receivable.......................................    12,457
Fixed assets..............................................    14,814
Other assets..............................................     4,027
Goodwill..................................................   206,484
Investment in MarketWatch.com, Inc........................   192,960
Intangibles:
  Customer Lists..........................................    72,300
  Workforces..............................................     4,400
  Technology..............................................     8,000
                                                            --------
                                                             563,844
LIABILITIES ASSUMED
Accounts payable and accrued expenses.....................    21,960
Deferred revenue..........................................    12,846
Other liabilities.........................................     2,387
Deferred tax liabilities..................................    76,969
Accrued professional costs................................     2,300
Accrued acquisition costs.................................     9,088
                                                            --------
                                                             125,550
                                                            ========
     Total Purchase Price.................................  $438,294
                                                            ========

     Goodwill is being amortized over ten years. Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of December 31, 2000, all accrued professional costs have been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2000, accrued acquisition costs remaining were $4,755. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

     The following pro forma financial information reflects the transaction and the transaction discussed in Note 4 as if they occurred on January 1, 1999:

                                                        PRO FORMA RESULTS FOR
                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000         1999
                                                        ---------    --------
Revenue...............................................  $ 330,459    $311,258
Net Loss..............................................  $(155,487)   $(72,864)

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

3. INVESTMENT IN MARKETWATCH.COM, INC.

     In connection with the transaction described in Note 2, the Company's investment in MarketWatch.com, Inc. ("MarketWatch") was written up to its fair value on February 29, 2000 of $192,960. This amount exceeded the Company's share of the underlying equity of MarketWatch on that date by $148,686. This excess is being amortized over three years. Accordingly, amortization of $41,300 is included for the ten months ended December 31, 2000, together with DBC's share of MarketWatch's losses for the ten month period.

     On March 28, 2000, the Company agreed to purchase an additional 1,136,814 shares of MarketWatch common stock for $43,000. This transaction, which was consummated in May 2000, increased the Company's ownership interest in MarketWatch to approximately 34.4%. As part of this transaction, the Company borrowed $15,000 from a Pearson affiliate. Interest on this loan is payable quarterly at the 3-month LIBOR rate plus 150 basis points. At December 31, 2000, the balance on this borrowing had been repaid.

     DBC purchased news and web advertising from MarketWatch in the amount of $1,628 and $220, respectively, for the year ended December 31, 2000. The Company provides services to MarketWatch including accounting, network operations, web hosting and data feeds. DBC charged MarketWatch $614 for such services for the year ended December 31, 2000; these amounts were recorded as reductions of the gross expenses incurred by DBC.

     On December 27, 2000, DBC entered into an agreement with an affiliate of Pearson plc to sell its 34.4% ownership in MarketWatch.com, Inc. for $26,888. As a result of this pending sale, the Company recorded an other than temporary loss of $141,844 in connection with this transaction. The balance sheet at December 31, 2000 also includes an investment in MarketWatch.com, Inc. of $26,888, which represents the related proceeds received in January 2001.

     As of December 31, 2000, MarketWatch's assets and liabilities, derived from the year end data, were as follows: current assets, $59,691; total assets, $144,240; current and total liabilities, $10,823. MarketWatch's revenue and net loss for the twelve months ended December 31, 2000 were $53,907 and $91,263, respectively.

4. ACQUISITIONS

     On July 29, 1999, Interactive Data acquired 100% of the outstanding capital stock of Muller Data Corporation ("Muller Data") and the assets of MuniView and Valorinform (collectively, the "Acquired Businesses"). The Acquired Businesses were under common control at the time of the acquisition, and primarily engaged in the business of the collection, analysis, marketing and distribution of financial information relating to certain securities. The price paid for the Acquired Businesses was $149,100 and was funded via a capital contribution from Pearson Longman, Inc. In addition, Interactive Data incurred acquisition costs of $2,500, including $1,100 for the termination of certain employees. As of December 31, 2000, the accrued acquisition costs related to severance is $579. The remaining severance costs are expected to be paid by December 31, 2001.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities assumed was based on the fair market value on the acquisition date. The excess of the consideration paid over the estimated fair value of net tangible assets acquired has been recorded as goodwill and intangibles. Goodwill is being amortized over a period of ten years and intangibles are being amortized over periods ranging from two to fifteen years. The Company's consolidated financial statements include the results of operations subsequent to the acquisition date.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     The purchase price allocation for the Acquired Businesses was as follows:

ASSETS
Accounts receivable, net..................................  $ 11,316
Fixed assets..............................................     1,409
Other assets..............................................     1,199
Goodwill..................................................    55,730
Intangibles:
  Non-compete agreement...................................    37,500
  Customer lists..........................................    68,200
  Workforce...............................................     4,600
  Municipal bond database.................................     7,500
  Trademark...............................................     5,000
                                                            --------
                                                            $192,454
LIABILITIES
Accounts payable and accrued expenses.....................  $  5,422
Deferred revenue..........................................    10,864
Accrued acquisition costs.................................     2,500
Deferred tax liabilities..................................    24,590
                                                            --------
                                                            $ 43,376
                                                            --------
     Total Purchase Price.................................  $149,078
                                                            --------

     As of December 31, 2000, the Company recorded the write off of the unamortized portion of the trademark of $4,528 as it was no longer in use.

     On April 1, 2000, the Company acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to IDC's UK subsidiary of $ 1,600. Itex (FIT) Limited is a service delivery agent and software and technology partner of the Company.

     On August 31, 2000, the Company acquired Trading Techniques, Inc. for consideration totaling $5,566, comprised of cash of $3,566 and a deferred payment of $2,000. Trading Techniques, Inc. develops, sells, and supports technical analysis financial software, targeted at individual investors and institutional traders.

5. SALE OF BUSINESS

     On April 1, 2000, the Company completed the sale of the assets of its sports business, including the stock of two subsidiaries, to SportsLine.com, Inc. ("SportsLine"), in exchange for $10,000 in SportsLine common stock. The assets include the stock of Las Vegas Sports Consultants, Inc., and Instant Odds Network, Inc., as well as the SporTrax and SportSignal product lines. The agreement includes a guarantee by SportsLine that the common stock received will be worth at least $12,500 after approximately one year from the closing, with any shortfall to be paid in cash by SportsLine. Based on the book value of the net assets sold, no gain or loss was recognized by the Company. The guaranteed value of the common stock is included as an investment in the balance sheet.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31,

                                                     USEFUL
                                                      LIFE           2000        1999
                                                  -------------    --------    --------
Computer and communication equipment............  3-5 years        $ 59,786    $ 44,903
  Leasehold improvements........................  Life of lease      15,095      12,932
  Furniture and fixtures........................  3-8 years          15,237       7,921
                                                                   --------    --------
                                                                     90,118      65,756
  Less accumulated depreciation.................                    (54,971)    (44,894)
                                                                   --------    --------
                                                                   $ 35,147    $ 20,862
                                                                   ========    ========

     Depreciation expense was $12,671, $6,681 and $5,293 for the years ended December 31, 2000, 1999, and 1998, respectively.

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                  USEFUL      DECEMBER 31,    DECEMBER 31,
                                                   LIFE           2000            1999
                                                ----------    ------------    ------------
Non-compete agreement.........................     2-3 1/2     $  87,898        $ 87,500
                                                     years
Securities database...........................   3-5 years        10,792          10,156
Computer software.............................     7 years        42,976          35,271
Workforce.....................................     9 years         9,382           4,600
Customer lists................................  2-14 years       140,500          68,200
Capitalized Software..........................   3-5 years         2,177
Trademark.....................................    15 years            --           5,000
                                                               ---------        --------
                                                                 293,725         210,727
Less: accumulated amortization................                  (132,169)        (87,963)
                                                               ---------        --------
                                                               $ 161,556        $122,764
                                                               ---------        --------

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

8. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Accrued bonus......................................    $ 6,537         $ 6,382
Accrued payroll taxes..............................        550             825
Accrued employee related costs.....................     10,935           8,850
Accrued commissions................................      2,763           1,663
Accrued professional services......................      3,746           2,862
Accrued acquisition costs..........................      5,334           3,179
Accrued data center costs..........................      2,368           3,271
Accrued property costs.............................      2,047           1,615
Accrued travel costs...............................        447             803
Accrued royalties..................................      1,673           2,858
Accrued sales taxes................................      1,871           1,802
Accrued data charges...............................      4,792           6,002
Accrued franchise/property taxes...................        540              --
Accrued other -- discontinued operations (Note
  12)..............................................      2,208              --
Accrued other......................................      2,507           2,730
                                                       -------         -------
                                                       $48,318         $42,842
                                                       -------         -------

9. CREDIT ARRANGEMENTS

     At December 31, 2000, the Company has an outstanding letter of credit in the amount of $1,500. This letter of credit was established in connection with the settlement of a class action lawsuit against Checkrite of California, a discontinued operation of the Company. The letter of credit expires on December 31, 2001. Management does not expect any claims to be made against this letter of credit.

10. STOCK BASED COMPENSATION

     In 2000, the Company adopted the 2000 Long Term Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the Compensation Committee can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company.

     The exercise price of options granted under the 2000 Plan equals the market price at the date of grant. Options expire five to ten years from the date of grant and generally vest ratably over three years.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     Interactive Data, which was deemed the acquirer for accounting purposes in the reverse merger transaction discussed in Note 2 had no outstanding options on its equity prior to the merger. Accordingly, no prior year option activity is provided. Stock option activity for the year ended December 31, 2000 is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         SHARES    EXERCISE PRICE
                                                         ------    --------------
Options arising from reverse merger acquisition........  3,010         $5.32
  Granted..............................................    950          4.46
  Exercised............................................   (192)         2.12
  Canceled.............................................   (102)         5.64
                                                         -----         -----
Outstanding, December 31, 2000.........................  3,666         $5.91
                                                         =====         =====
Exercisable, December 31, 2000.........................  2,454         $6.08
                                                         =====         =====

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000.

                                                         OUTSTANDING                 EXERCISABLE
                                                   ------------------------    ------------------------
                                                                WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE
                                                   SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                   ------    --------------    ------    --------------
Range of option exercise prices:
  $1.22 to $2.88
     (Avg. life: 2.22 years).....................    306         $ 2.44          300         $ 2.44
  $3.00 to $5.31
     (Avg. life: 6.88 years).....................  1,656           4.63          761           4.85
  $5.54 to $9.34
     (Avg. life: 4.76 years).....................  1,641           7.47        1,375           7.43
  $10.25 to $18.50
     (Avg. life: 8.36 years).....................     63          15.65           18          16.38
                                                   -----                       -----
                                                   3,666                       2,454
                                                   =====                       =====

     The weighted average fair value per share of options granted was $4.80 for the year ended December 31, 2000.

     As discussed in Note 1, the Company applies APB Opinion No. 25 in accounting for stock based compensation and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Interactive Data, which was deemed the acquirer for accounting purposes in the reverse merger transaction discussed in Note 2 had no outstanding options on its equity prior to the merger. Accordingly, no prior year FAS 123 information is provided. The following pro forma information presents DBC's net loss and basic and diluted loss per share for the year ended December 31, 2000 as if compensation cost had been measured under the fair value method of SFAS No. 123.

                                                     2000
                                                   ---------
Net loss.........................................  $(144,366)
Basic loss per share.............................  $   (1.69)

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                        2000
                                                        ----
Risk free interest rate...............................  6.00%
Expected life (in years)..............................  4.06
Volatility............................................   109%
Expected dividend yield...............................     0%

     The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

11. STOCKHOLDERS' EQUITY

     In addition to the Company's common stock, the Company may issue up to 5,000 preferred shares, at $0.01 par value, with terms determined by the Board of Directors, without any further action by the stockholders of the Company. At December 31, 2000, no such stock has been issued.

12. DISCONTINUED OPERATIONS

     As of December 31, 2000, the Company had $2.2 million of accrued expenses associated with the discontinued operations of CRI which was a division of Data Broadcasting whose operations were discontinued in 1997.

13. COMMITMENTS AND CONTINGENCIES

     The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company's corporate headquarters, sales offices, and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows (in thousands):

                                                      REAL ESTATE     DISTRIBUTION
                                                     AND EQUIPMENT     AGREEMENTS
                                                     -------------    ------------
2001...............................................     $13,273          $2,982
2002...............................................      10,788           1,700
2003...............................................       8,983           1,073
2004...............................................       7,750             370
2005...............................................       5,918              --
Thereafter.........................................      31,515              --
                                                        -------          ------
     Total minimum lease payments..................     $78,227          $6,125
                                                        =======          ======

     Rental expense was $11,677, $7,448, $6,289 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Newman v. CheckRite of California, Inc., et al, CIV --S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

against check writers where none was actually contemplated. The case was certified a class action on August 2, 1996. The Company has negotiated a settlement and has fully funded the settlement by posting a letter of credit. The settlement has not had a material effect on the Company's financial condition or results of operations.

     From January 1 through February 2001, seven suits were filed by various shareholders of the Company against the Company's directors, the Company's majority shareholder, and in several instances against the Company's chief financial officer. These actions (collectively, the "Derivative Actions") are all pending in the Delaware Chancery Court for New Castle County under the following captions:

              Schachter, et al. v. Hill, et al., C.A. No. 18587NC;

              Brickell Partners v. Clark, et al., C.A. No. 18595NC;

              Carman v. Hill, et al., C.A. No. 18603NC;

              Patton v. Clark, et al., C.A. No. 18618NC;

              Hirt v. Hill, et al., C.A. No. 18649NC;

              Millard A. Williams Trust v. Clark, et al., C.A. No. 18659NC; and

              Mark Krekorian, et al. v. Clark, et al., C.A. No. 18665NC.

     In each of the Derivative Actions, the Company is named as a nominal defendant on the theory that the plaintiff shareholders are really suing on its behalf.

     Each Derivative Action challenges the Company's January 2001 sale of its 34.4% interest in MarketWatch.com Inc. ("MarketWatch") to Pearson as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company's majority stockholder.

     Because the seven Derivative Actions are still in an organizational stage procedurally, no substantive activity has yet occurred in any of them. The Company anticipates that the seven suits will be consolidated and proceed in unison. Once that occurs, defendants expect to contest the allegations against them vigorously.

     Various other claims, generally incidental to the conduct of normal business, are pending or threatened against the Company. The Company intends to vigorously defend against all these claims. While ultimate liability, if any, arising from any such claims is presently undeterminable, it is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the financial condition or results of operations of the Company.

14. INCOME TAXES

     The components of (loss) income before income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Domestic.................................................  (222,107)  $ 7,836   $(3,517)
Foreign..................................................    11,113    10,009     3,869
                                                           --------   -------   -------
     Total...............................................  (210,994)  $17,845   $   352
                                                           --------   -------   -------

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     The provision for income taxes consists of the following:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Current:
  Federal................................................  $  6,292   $10,652   $ 7,327
  State..................................................     3,740     2,074     1,407
  Foreign................................................     6,705     5,076     3,148
                                                           --------   -------   -------
                                                             16,737    17,802    11,882
                                                           --------   -------   -------
Deferred:
  Federal................................................   (71,391)   (5,146)   (7,327)
  State..................................................   (11,940)     (629)   (1,089)
  Foreign................................................      (928)     (379)      101
                                                           --------   -------   -------
                                                            (84,259)   (6,154)   (8,315)
                                                           --------   -------   -------
                                                           $(67,522)  $11,648   $ 3,567
                                                           --------   -------   -------

     Deferred taxes are recorded for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the Company's deferred income taxes recognized in the financial statements are as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Deferred tax assets:
  Accrued expenses.................................    $ 7,165         $ 3,813
  Net operating loss carryforwards.................      7,962              --
  Write off of investment..........................      1,451              --
  Other intangible assets..........................      2,959              --
  Covenant not to compete..........................     22,238          17,015
  Other............................................      5,140           7,266
                                                       -------         -------
     Gross deferred tax assets.....................     46,915          28,094
Deferred tax liabilities:
  Customer lists...................................     24,642          26,600
  Sale of business.................................      1,005              --
  Other intangible assets..........................     21,944           5,769
  Depreciation.....................................         --             665
  Other............................................         --           2,613
                                                       -------         -------
     Gross deferred tax liabilities................     47,591          35,647
                                                       -------         -------
Net deferred tax liabilities.......................    $  (676)        $(7,553)
                                                       -------         -------

     It is expected that the Company's deferred tax assets will be realized from future taxable income.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                             2000     1999      1998
                                                             -----    -----    -------
Statutory U.S. federal tax rate..........................    (35.0)%   35.0%      35.0%
State taxes, net of federal tax benefit..................      1.1      9.1      260.6
Foreign income taxed at different statutory rates........      1.0      9.2      324.0
Basis difference in sale of MarketWatch.com, Inc.........     (3.1)      --         --
Nondeductible goodwill...................................      4.0     16.0      668.2
Other, net...............................................       --     (4.0)    (274.5)
                                                             -----    -----    -------
Effective tax rate.......................................    (32.0)%   65.3%   1,013.3%
                                                             -----    -----    -------

15. RETIREMENT PLANS

  Pearson Inc. Savings and Investment Plan

     The Company's U.S. employees are eligible to participate in a Pearson subsidiary's U.S. 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation which is subject to a 50% employer match. The 401(k) Plan additionally allows employees to contribute amounts above the specified percentage which are not subject to any employer match. Contributions made by the Company for the 401(k) plan are determined as a percentage of covered salary and amounted to $1,633, $806 and $655 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Pearson Inc. Pension Plan

     Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the "Plan") for Pearson's U.S. employees, including substantially all of the Company's U.S. employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

     Presented below is certain financial information relating to the Company's participation in the Plan:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Change in benefit obligation:
Benefit obligation at beginning of period................  $ 3,737    $ 3,004
Service cost.............................................    1,479      1,077
Interest cost............................................      272        204
Amendments...............................................       --         --
Actuarial loss (gain)....................................        8       (176)
Benefits paid............................................     (417)      (372)
                                                           -------    -------
                                                           $ 5,079    $ 3,737
                                                           -------    -------
Change in plan assets:
Fair value of plan assets at beginning of period.........  $ 1,173    $ 1,264
Actual return on plan assets.............................      121        281
Employer contribution....................................      988         --
Benefits paid............................................     (417)      (372)
                                                           -------    -------
Fair value of plan assets at end of period...............  $ 1,865    $ 1,173
                                                           -------    -------
Reconciliation of Funded Status:
Benefit obligation at end of year........................  $ 5,079    $ 3,737
Fair value of plan assets at end of period...............    1,865      1,173
                                                           -------    -------
Funded status at end of period...........................    3,214      2,564
Unrecognized prior service cost..........................      316        340
Unrecognized net actuarial loss..........................   (1,017)    (1,056)
                                                           -------    -------
Accrued benefit cost.....................................  $ 2,513    $ 1,848
                                                           -------    -------
Weighted Average Assumptions:
Discount rate............................................     8.00%      7.25%
Expected return on plan assets...........................     9.00%      9.00%
Rate of compensation increase............................     4.50%      4.50%

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      2000      1999     1998
                                                     ------    ------    ----
Components of Net Periodic Benefit Cost:
Service cost.......................................  $1,479    $1,077    $808
Interest cost......................................     272       204     133
Expected return on plan assets.....................     (75)      (81)    (48)
Amortization of prior service costs................     (24)      (24)    (24)
                                                     ------    ------    ----
Net periodic benefit cost..........................  $1,652    $1,176    $869
                                                     ------    ------    ----

  Foreign Pension Plans

     Pearson and its subsidiaries maintain certain pension plans for which certain non-U.S. employees of the Company are eligible to participate. Information relating to the Company's portion of the actuarial value of

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

plan benefits, asset values, and other pension disclosures pertaining to these other Pearson plc plans are not separately determinable. Pension expense incurred by the Company related to these plans in 2000 was $1,745. No pension expense was incurred by the Company related to these plans in 1999 or 1998 due to their overfunded position.

     Certain of the Company's employees participate in Pearson equity based employee benefit plans. In 2000, the Company recorded costs of $343 related to the participation in these plans.

16. RELATED PARTY TRANSACTIONS

     Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company includes administering the 401(k) and employee health benefit plans, insurance, and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company. The services provided by the Company to Pearson include editorial, information technology and property services. Any amounts payable or receivable are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2000, 1999 and 1998, the Company incurred net expenses of $3,290, $2,000 and $2,000 for these services provided to Pearson and received from Pearson. The Company, through its independent directors, and Pearson are currently negotiating a master services agreement that will govern the provision of services effective as of February 29, 2000. It is management's opinion that any adjustment to the charges for 2000 required by the terms of this agreement will not have a material effect on the financial condition or results of operations of the Company.

17. SEGMENT INFORMATION

     Due to the merger with Interactive Data, management has reevaluated its reportable segments.

     The Company's reportable segments are as follows:

     INSTITUTIONAL............   delivery of time sensitive pricing, dividend,
                                 corporate action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

     RETAIL...................   delivery of real-time financial market
                                 information to retail customers

     The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization, and equity in the loss of MarketWatch.com, Inc. ("EBITDA") and capital expenditures.

     "EBITDA" is defined as net income before net interest expense/income, income taxes, depreciation and amortization expense and equity in losses of MarketWatch.com. EBITDA is presented because management believes it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues
  Institutional....................................  $269,943    $188,956    $153,677
  Retail
     -- eSignal....................................    27,427          --          --
     -- Broadcast..................................    16,768          --          --
                                                     --------    --------    --------
          Total....................................  $314,138    $188,956    $153,677
                                                     ========    ========    ========
Income (loss) from operations
  Institutional....................................  $ 97,032    $ 53,994    $ 35,733
  Retail...........................................    (8,205)         --          --
  Corporate and unallocated........................   (91,918)    (36,390)    (35,763)
                                                     --------    --------    --------
          Total....................................  $ (3,091)   $ 17,604    $    (30)
                                                     ========    ========    ========
EBITDA
  Institutional....................................  $ 97,973    $ 60,675    $ 44,673
  Retail...........................................     3,675          --          --
  Corporate and unallocated........................    (9,125)     (4,493)     (4,649)
                                                     --------    --------    --------
          Total....................................  $ 92,523    $ 56,182    $ 40,024
                                                     ========    ========    ========
Identifiable assets
  Institutional....................................  $447,425    $452,072
  Retail...........................................    36,087
  Corporate and unallocated........................   248,165          --
                                                     --------    --------
          Total....................................  $731,677    $452,702
                                                     ========    ========

     The Company's geographic distribution is as follows (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues
  United States....................................  $242,000    $127,366    $ 98,339
  Foreign..........................................    72,138      61,590      55,338
                                                     --------    --------    --------
          Total....................................  $314,138    $188,956    $153,677
                                                     ========    ========    ========
Identifiable assets
  United States....................................  $624,780    $329,966
  Foreign..........................................   106,897     122,736
                                                     --------    --------
          Total....................................  $731,677    $452,702
                                                     ========    ========

18. SUBSEQUENT EVENTS

     On January 10, 2001, the Company sold its wholly owned subsidiary, Federal News Service, for $4,000. There was no gain or loss recorded as a result of this transaction.

     On January 16, 2001, the Company paid a special dividend of $26,888 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company's investment in Marketwatch.com, Inc.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. In order to comply with the gross revenue versus net revenue presentation requirements of SAB 101, the Company reduced revenue and costs of services by $7,750. The following quarterly financial information reflects the financial data of DBC adjusted for the adoption of SAB 101.

                                                    QUARTERS ENDED                        YEAR ENDED
                                  ---------------------------------------------------    DECEMBER 31,
                                  MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31        2000
                                  --------    --------    ------------    -----------    ------------
Revenue prior to adjustment.....  $65,404     $ 83,896      $ 85,021       $  87,567      $ 321,888
SAB 101 adjustment..............     (959)      (2,748)       (2,136)         (1,907)        (7,750)
                                  -------     --------      --------       ---------      ---------
Adjusted revenue................   64,445       81,148        82,885          85,660        314,138
Total costs and expenses prior
  to adjustment.................   64,150       87,419        83,496          89,914        324,979
SAB 101 adjustment..............     (959)      (2,748)       (2,136)         (1,907)        (7,750)
                                  -------     --------      --------       ---------      ---------
Adjusted expenses...............   63,191       84,671        81,360          88,007        317,229
Income from operations..........    1,254       (3,523)        1,525          (2,347)        (3,091)
Equity in loss from
  MarketWatch.com, Inc. ........   (6,382)     (20,018)      (19,376)        (21,453)       (67,229)
Other than temporary loss in
  MarketWatch.com, Inc. ........                                            (141,844)      (141,844)
Other income, net...............      133          230           228             579          1,170
Provision for income taxes......      227       (4,478)         (434)        (62,837)       (67,522)
Net loss........................   (5,222)     (18,833)      (17,189)       (102,228)      (143,472)
Loss per share
  Basic & Diluted...............  $ (0.08)    $  (0.21)     $  (0.19)      $   (1.12)     $   (1.68)

                                                    QUARTERS ENDED                        YEAR ENDED
                                  ---------------------------------------------------    DECEMBER 31,
                                  MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31        1999
                                  --------    --------    ------------    -----------    ------------
Revenue.........................  $37,658     $ 41,953      $ 53,200       $  56,145       $188,956
Total costs and expenses........   33,302       34,393        46,967          56,690        171,352
Income from operations..........    4,356        7,560         6,233            (545)        17,604
Other income, net...............      (18)         489            69            (299)           241
Provision for income taxes......    2,567        3,995         3,817           1,269         11,648
Net income (loss)...............    1,771        4,054         2,485          (2,113)         6,197
Earnings (loss) per share
  Basic & Diluted...............  $  0.03     $   0.07      $   0.04       $   (0.04)      $   0.11

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Data Broadcasting Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 7, 2001, appearing in this Annual Report to stockholders of Data Broadcasting Corporation, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 7, 2001

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                                        CHARGED TO
                                           BALANCE AT     COSTS      CHARGED           WRITE       BALANCE
                                           BEGINNING       AND       TO OTHER          OFFS/       AT END
               DESCRIPTION                 OF PERIOD     EXPENSES    ACCOUNTS        RECOVERIES   OF PERIOD
               -----------                 ----------   ----------   --------        ----------   ---------
Allowance for doubtful accounts:
  Year Ended December 31, 2000...........    $5,465       $4,094      $1,887(A)(B)     $5,683      $5,763
  Year Ended December 31, 1999...........     1,556        4,318       2,290(A)(B)      2,699       5,465
  Year Ended December 31, 1998...........     2,161          785         (10)(B)        1,380       1,556

---------------
(A) Allowance for doubtful accounts acquired through acquisitions

(B) Currency translation adjustments for foreign entities

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     That portion of the Company's definitive Proxy Statement appearing under the caption "Election of Board of Directors -- Nominees" to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in June 2001 is hereby incorporated by reference. Information regarding Executive Officers of the Company is located under the heading "Executive Officers of the Registrant" included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation and Other Information" to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in June 2001 is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership" to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in June 2001 is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Other Transactions" to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in June 2001 is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The following documents are filed as part of this report:

        1. Financial Statements

        The financial statements and report of independent accountants required by this item are included in Part II, Item 8. See pages 19 to 39, herein.

        2. Financial Statement Schedule

        Schedule VIII, Valuation and Qualifying Accounts, and the related report of independent accountants are included in Part II, Item 8. See pages 41 to 42 herein.

        3. Exhibits*

        The exhibits to this Form 10-K are listed below.

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
-------                    -----------------------
     2.1 Agreement and Plan of Merger dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc.,
         Detective Merger-Sub, Inc. and Interactive Data Corporation.
         (Exhibit attached)
     2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of
         January 10, 2000, among Data Broadcasting Corporation,
         Pearson Longman, Inc., Detective Merger-Sub, Inc. and
         Interactive Data Corporation (Exhibit 5.1 to the Company's
         Current Report filed on Form 8-K on November 22, 1999).
     2.3 Agreement, dated as of December 27, 2000, among Data
         Broadcasting Corporation and Pearson Overseas Holdings
         Limited (Exhibit 99.1 to the Company's Current Report filed on Form 8-K on January 23, 2001).
     3.1 Restated Certificate of Incorporation of Data Broadcasting
         Corporation, as amended. (Exhibit 3.1 to Form 10-K for the year ended June 30, 1995).
     3.2 Bylaws of Data Broadcasting Corporation, as amended (Exhibit
         3.2 to Form 8-A, filed on June 15, 1992).
     3.3 Amendment to Data Broadcasting Corporation's Certificate of
         Incorporation. (Exhibit attached)
     3.4 Certificate of Correction to the Amendment to Data
         Broadcasting Corporation's Certificate of Incorporation.
         (Exhibit attached)
    10.1 Registration Rights Agreement dated June 25, 1992 between
         Data Broadcasting Corporation, on the one hand, and Allan R.
         Tessler and Alan J. Hirschfield, on the other hand (Exhibit
         28.5 to Form 8-K, filed on June 30, 1992).
    10.2 Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit attached)
    10.3 Data Broadcasting Corporation 2000 Long Term Incentive Plan
         (Exhibit attached)
    10.4 Letter Agreement, dated November 14, 1999 between Data
         Broadcasting Corporation and Alan J. Hirschfield. (Exhibit
         attached)
    10.5 Letter Agreement, dated November 14, 1999 between Data
         Broadcasting Corporation and Allan R. Tessler. (Exhibit
         attached)
    10.6 Letter Agreement, dated November 14, 1999 between Data
         Broadcasting Corporation and Mark F. Imperiale. (Exhibit
         attached)
    10.7 Trade Mark License Agreement dated March 7, 2001 between
         Data Broadcasting Corporation and The Financial Times
         Limited. (Exhibit attached)
    10.8 Employment Agreement with Steven G. Crane dated October 15,
         1999 (Exhibit attached)**
    21   Subsidiaries of the Registrant.
    23   Consent of PricewaterhouseCoopers LLP.

---------------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

     B. Reports on Form 8-K

          During the quarter ended December 31, 2000, the Company did not file a Current Report on Form 8-K.

          On January 23, 2001, the Company filed a Current Report on Form 8-K regarding the completion of the sale of its 34.4% ownership interest in MarketWatch.com, Inc. to Pearson Overseas Holdings Limited.

** Management contract or compensation plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            DATA BROADCASTING CORPORATION

                                            By:     /s/ STUART J. CLARK
                                              ----------------------------------
                                                       Stuart J. Clark
                                                   Chief Executive Officer
                                                        March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                         DATE
            ---------                               -----                         ----
PRINCIPAL EXECUTIVE OFFICER:

       /s/ STUART J. CLARK            Chief Executive Officer                March 27, 2001
----------------------------------
         Stuart J. Clark

PRINCIPAL FINANCIAL OFFICER:

       /s/ STEVEN G. CRANE            Chief Financial Officer                March 27, 2001
----------------------------------
         Steven G. Crane

DIRECTORS:

         /s/ STUART CLARK             Chief Executive Officer and            March 27, 2001
----------------------------------    Director
           Stuart Clark

     /s/ DONALD P. GREENBERG          Director                               March 27, 2001
----------------------------------
       Donald P. Greenberg

     /s/ ALAN J. HIRSCHFIELD          Director                               March 27, 2001
----------------------------------
       Alan J. Hirschfield

        /s/ GLORIA SAMUELS            Director                               March 27, 2001
----------------------------------
          Gloria Samuels

       /s/ CARL SPIELVOGEL            Director                               March 27, 2001
----------------------------------
         Carl Spielvogel

         /s/ JOHN FALLON              Director                               March 27, 2001
----------------------------------
           John Fallon

         /s/ STEPHEN HILL             Chairman of the Board                  March 27, 2001
----------------------------------
           Stephen Hill

      /s/ PHILIP J. HOFFMAN           Director                               March 27, 2001
----------------------------------
        Philip J. Hoffman

        /s/ GILES SPACKMAN            Director                               March 27, 2001
----------------------------------
          Giles Spackman

       /s/ ALLAN R. TESSLER           Director                               March 27, 2001
----------------------------------
         Allan R. Tessler