Form 10-Q
period 2001-03-31
DATA BROADCASTING CORPORATION
filed 2001-05-07
CIK 888165

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
                         COMMISSION FILE NUMBER 0-20311


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



                                 (781) 687-8500
              (Registrant's telephone number, including area code)


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

                               Yes  [X]  No  [ ]



                            ------------------------


     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of April 26, 2001 was 91,265,667.

================================================================================

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements Of Operations and
           Comprehensive Loss (unaudited) for the Three Months Ended
           March 31, 2001 and 2000

           Condensed Consolidated Balance Sheets at March 31, 2001
           (unaudited) and December 31, 2000

           Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2001 (unaudited)

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements
           (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Report on Form 8-K.

Signature

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                 (UNAUDITED)
REVENUES....................................................  $83,775   $64,445
COSTS AND EXPENSES
     Cost of services.......................................   26,551    21,927
     Selling, general and administrative....................   32,693    23,833
     Depreciation...........................................    3,087     2,163
     Amortization...........................................   21,465    15,268
                                                              -------   -------
          Total costs and expenses..........................   83,796    63,191
                                                              -------   -------

INCOME (LOSS) FROM OPERATIONS...............................      (21)    1,254
     Equity in loss from MarketWatch.com, Inc...............       --    (6,382)
     Other income, net......................................      658       133
                                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES...........................      637    (4,995)
     Provision for income taxes.............................      480       227
                                                              -------   -------
NET INCOME (LOSS)...........................................      157    (5,222)
     Foreign currency translation adjustment................   (3,444)     (980)
                                                              -------   -------
COMPREHENSIVE LOSS..........................................  $(3,287)  $(6,202)
                                                              =======   =======
NET LOSS PER SHARE
     Basic..................................................  $    --   $ (0.08)
     Diluted................................................  $    --   $ (0.08)
                                                              =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic..................................................   91,211    68,634
     Diluted................................................   91,604    68,634

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                    (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $ 65,724      $ 38,652
     Accounts receivable, net...............................    50,950        50,125
     Receivable from affiliate..............................       107         1,403
     Prepaid expenses and other current assets..............     7,218         6,012
     Investments............................................    12,500        39,388
                                                              --------      --------
          Total current assets..............................   136,499       135,580
                                                              --------      --------
Property and equipment, net.................................    32,144        35,147
Goodwill, net of accumulated amortization of $98,624 and
  $90,629...................................................   379,493       395,696
Other intangible assets, net................................   150,535       161,556
Other assets................................................     3,389         3,698
                                                              --------      --------
          Total Assets......................................  $702,060      $731,677
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $ 11,158      $ 13,364
     Payable to affiliate...................................     3,889         2,004
     Accrued liabilities....................................    46,482        48,318
     Income taxes payable...................................     6,777        12,309
     Deferred revenue.......................................    32,773        26,659
                                                              --------      --------
          Total current liabilities.........................   101,079       102,654
                                                              --------      --------
     Deferred tax liabilities...............................     4,776         3,012
     Other liabilities......................................     3,504         3,499
                                                              --------      --------
          Total Liabilities.................................   109,359       109,165
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
     Common stock, .01 par value, 200,000,000 authorized;
      91,228,000 and 91,202,428 issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively....       912           912
     Additional paid-in capital.............................   762,675       789,199
     Accumulated deficit....................................  (159,286)     (159,443)
     Accumulated other comprehensive income (loss)..........   (11,600)       (8,156)
                                                              --------      --------
          Total Stockholders' Equity........................   592,701       622,512
                                                              --------      --------
          Total Liabilities and Stockholders' Equity........  $702,060      $731,677
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         ACCUMULATED
                                   COMMONS STOCK           ADDITIONAL       OTHER                         TOTAL
                                     NUMBER OF      PAR     PAID IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                      SHARES       VALUE    CAPITAL     INCOME(LOSS)      DEFICIT        EQUITY
                                   -------------   -----   ----------   -------------   -----------   -------------
                                                                     (UNAUDITED)
Balance, December 31, 2000
  (Audited)......................      91,202      $912     $789,199      $ (8,156)      $(159,443)     $622,512
Distribution of Dividends........          --        --      (26,871)           --              --       (26,871)
Grant and Exercise of stock
  options........................          26        --          347            --              --           347
Other comprehensive loss.........          --        --           --        (3,444)             --        (3,444)
Net Income.......................          --        --           --            --             157           157
                                      -------      ----     --------      --------       ---------      --------
Balance, March 31,2001...........      91,228      $912     $762,675      $(11,600)      $(159,286)     $592,701
                                      =======      ====     ========      ========       =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                   (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)......................................  $    157   $   (5,222)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Equity in loss of MarketWatch.com, Inc............        --        6,382
          Depreciation and amortization.....................    24,552       17,431
          Deferred income taxes.............................        --       (4,963)
          Other non-cash items, net.........................       133          (60)
Changes in operating assets and liabilities, net............      (235)      (3,273)
                                                              --------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    24,607       10,295
                                                              --------   ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchase of property and equipment.....................    (1,430)      (2,556)
     Sale of investment and business........................    30,724           --
     Cash acquired through merger...........................        --       48,402
                                                              --------   ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................    29,294       45,846

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Distribution of dividends..............................   (26,871)          --
     Distribution to parent.................................        --      (10,764)
     Proceeds from exercise of common stock options.........       213          373
                                                              --------   ----------
NET CASH USED IN FINANCING ACTIVITIES.......................   (26,658)     (10,391)
Effect of exchange rate on cash.............................      (171)        (497)
                                                              --------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    27,072       45,253
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    38,652       12,008
                                                              --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 65,724   $   57,261
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Data Broadcasting Corporation and Subsidiaries (the "Company" or "DBC") in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited combined financial statements for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2.  MERGER WITH INTERACTIVE DATA CORPORATION

     On February 29, 2000, Data Broadcasting Corporation completed a merger with Interactive Data Corporation,a wholly owned subsidiary of Pearson Longman,Inc. Pearson Longman,through a series of other entities, is wholly owned by Pearson plc ("Pearson"). Upon the merger, the issued and outstanding capital stock of Interactive Data was converted into 56,424 newly issued shares of the Company's common stock which resulted in the ownership by Pearson of approximately 60% of the Company.

     The merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of Interactive Data are the historical financial statements of Data Broadcasting Corporation.

     The merger was accounted for as follows:

ASSETS ACQUIRED
     Cash and cash equivalents..............................  $ 48,402
     Accounts receivable....................................    12,457
     Fixed assets...........................................    14,814
     Other assets...........................................     4,027
     Goodwill...............................................   205,745
     Investment in MarketWatch.com..........................   192,960
     Intangibles:
          Customer Lists....................................    72,300
          Workforces........................................     4,400
          Technology........................................     8,000
                                                              --------
                                                               563,105
LIABILITIES ASSUMED
     Accounts payable and accrued expenses..................    21,960
     Deferred revenue.......................................    12,846
     Other liabilities......................................     2,387
     Deferred tax liabilities...............................    76,052
     Accrued professional costs.............................     2,300
     Accrued acquisition costs..............................     9,266
                                                              --------
                                                               124,811
                                                              --------
          Total Purchase Price..............................  $438,294
                                                              ========

     Goodwill is being amortized over ten years. Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of March 31,

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

2001 all accrued professional costs have been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of March 31, 2001, accrued acquisition costs remaining were $4,518. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

3.  INVESTMENT IN MARKETWATCH.COM, INC.

     On December 27, 2000, DBC entered into an agreement with an affiliate of Pearson plc to sell its 34.4% ownership in MarketWatch.com, Inc. for $26,888. As a result of this sale, the Company recorded an other than temporary loss of $141,844 in 2000 in connection with this transaction. The balance sheet at December 31, 2000 included an investment in MarketWatch.com,Inc. of $26,888, which represented the related proceeds received in January 2001.

     On January 16, 2001, the Company paid a special dividend of $26,871 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company's investment in MarketWatch.com,Inc., less $17 paid in administrative related fees.

     DBC purchased news and web advertising from MarketWatch in the amount of $434 and $30, respectively, for the three months ended March 31, 2001. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which have ended as of March 31, 2001. DBC charged MarketWatch $112 for such services for the three months ended March 31, 2001; these amounts were recorded as reductions of the gross expenses incurred by DBC.

4.  STOCK BASED COMPENSATION

     The Company has 3,544,627 stock options outstanding under its stock option plan as of March 31, 2001, with a weighted average exercise price of $5.89. Of these options, 2,413,564 are currently exercisable and have a weighted average exercise price of $6.19. Additionally, a noncash charge of $134 was recorded in the quarter ended March 31, 2001 in connection with the granting of certain options.

5.  SEGMENT INFORMATION

     DBC's reportable segments are as follows:

INSTITUTIONAL    delivery of time sensitive pricing, dividend, corporate
                 action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.
RETAIL           delivery of real-time financial market information and
                 decision support to retail customers

     The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization, ("EBITDA") and capital expenditures.

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

     Segment financial information is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Revenues
     Institutional..........................................  $ 71,085    $60,020
     Retail.................................................    12,690      4,425
                                                              --------    -------
          Total.............................................  $ 83,775    $64,445
                                                              ========    =======
Income (loss) from operations
     Institutional..........................................  $ 25,288    $ 4,484
     Retail.................................................    (1,348)    (1,092)
     Corporate and unallocated..............................   (23,961)    (2,138)
                                                              --------    -------
          Total.............................................  $    (21)   $ 1,254
                                                              ========    =======
EBITDA
     Institutional..........................................  $ 25,210    $19,014
     Retail.................................................     1,817         47
     Corporate and unallocated..............................    (2,496)      (376)
                                                              --------    -------
          Total.............................................  $ 24,531    $18,685
                                                              ========    =======

6.  EARNINGS (LOSS) PER SHARE

     Weighted average basic shares outstanding for the three months ended March 31, 2001 were 91,211,042. Weighted average diluted shares outstanding for the three months ended March 31, 2001 were 91,603,583. Basic and diluted earnings per share for the three months ended March 31, 2001 was breakeven. Potentially dilutive options whose exercise prices were in excess of the average market price in the first quarter of 2001 were equal to 1,632,429 and therefore not considered in the reconciliation below.

     A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                           FOR THE THREE MONTHS ENDED
                                                                 MARCH 31, 2001
                                                     ---------------------------------------
                                                       INCOME         SHARES       PER-SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
Net income available to common
  Stockholders-basic...............................     $157          91,211         $ --
Effect of dilutive securities:
     Stock options.................................       --             393           --
                                                        ----          ------         ----
Net income available to common
  Stockholders-diluted.............................     $157          91,604         $ --
                                                        ====          ======         ====

                                                           FOR THE THREE MONTHS ENDED
                                                                 MARCH 31, 2000
                                                     ---------------------------------------
                                                       INCOME         SHARES       PER-SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
Net income available to common
  Stockholders-basic...............................    $(5,222)       68,634         $(.08)
Effect of dilutive securities:
     Stock options.................................         --            --            --
                                                       -------        ------         -----
Net income available to common
  Stockholders-diluted.............................    $(5,222)       68,634         $(.08)
                                                       =======        ======         =====

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES

     Newman v. CheckRite of California, Inc., et al, CIV--S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement and has fully funded the settlement by posting a letter of credit. The settlement has not had a material effect on the Company's financial condition or results of operations.

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

                 DATA BROADCASTING CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

8.  DISPOSITION OF BUSINESS

     On January 10, 2001, the Company completed the sale of its wholly owned subsidiary, Federal News Service, for $4,000. There was no gain or loss recorded as a result of this transaction.

9.  ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133)

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB")issued Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", and Financial Accounting Standard No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. FAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not engage in hedging activities or invest in derivative instruments and, therefore, there is no impact of FAS 133 on its financial statements.

10.  SUBSEQUENT EVENTS

     On April 6, 2001, the Company exercised its agreement with SportsLine.com,Inc. and exchanged its common stock of Sportsline.com, Inc. for $12,500 in cash consideration.

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

                                 (IN THOUSANDS)
                                  (UNAUDITED)

RESULTS OF CONTINUING OPERATIONS

                     SELECTED FINANCIAL DATA ($ THOUSANDS)
                        FOR THE PERIODS ENDED MARCH 31,

                                                          HISTORICAL           PROFORMA(1)
                                                         THREE MONTHS          THREE MONTHS
                                                      ------------------    ------------------
                                                       2001      2000(3)     2001      2000(3)
                                                      -------    -------    -------    -------
REVENUES
Institutional.......................................  $71,085    $60,020    $71,085    $65,440
Retail:
     eSignal........................................    9,257      1,694      9,257      6,818
     Broadcast......................................    3,433      2,731      3,433      7,510
                                                      -------    -------    -------    -------
          TOTAL.....................................   83,775     64,445     83,775     79,768
Cost of Services....................................   26,551     21,927     26,551     29,284
Selling, General & Administrative...................   32,693     23,833     32,693     30,983
                                                      -------    -------    -------    -------
EBITDA (2)..........................................   24,531     18,685     24,531     19,501
Depreciation & Amortization.........................   24,552     17,431     24,552     24,345
                                                      -------    -------    -------    -------
INCOME (LOSS) FROM OPERATIONS.......................      (21)     1,254        (21)    (4,844)
Equity in loss from MarketWatch.com, Inc............       --     (6,382)        --         --
Other income, net...................................      658        133        658        501
                                                      -------    -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...................      637     (4,995)       637     (4,343)
Provision (benefit) from income taxes...............      480        227        480      1,629
                                                      -------    -------    -------    -------
NET INCOME (LOSS)...................................      157     (5,222)       157     (5,972)
                                                      =======    =======    =======    =======
Earnings per share
  Basic.............................................  $    --    $ (0.08)   $    --    $ (0.07)
  Diluted...........................................  $    --    $ (0.08)   $    --    $ (0.07)
Weighted average shares Outstanding
  Basic.............................................   91,211     68,634     91,211     91,058
  Diluted...........................................   91,604     68,634     91,604     91,058

---------------
(1) The proforma amounts reflect the results as if DBC and Interactive Data had been combined on January 1, 2000 and excludes Federal News Services, which was sold on January 10, 2001.

(2) "EBITDA" is defined as net income before net interest expense/income, income taxes, depreciation, and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

(3) In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in

                                 (IN THOUSANDS)
                                  (UNAUDITED)

    the fourth quarter of Fiscal 2000. Accordingly, the presentation of historical and pro forma results has been restated to reflect the adoption of SAB 101.

HISTORICAL RESULTS

     The Company's historical results for the quarter ended March 31, 2001 include both the Data Broadcasting and Interactive Data businesses, while the historical results for the quarter ended March 31, 2000 include the three month's results from the Interactive Data business and the results from the Data Broadcasting ("DBC") business from February 29, 2000. This is due to "reverse merger" accounting for the merger between Interactive Data Corporation and Data Broadcasting Corporation as described in Note 2 to the Condensed Consolidated Financial Statements.

     Revenue for the first quarter increased from $64,445 in 2000 to $83,775 in 2001, an increase of 30%. The increase was primarily due to the inclusion of a full quarter's results in 2001 from the Data Broadcasting business and growth from the core Interactive Data business.

     Cost of services increased from $21,927 in 2000 to $26,551 in 2001, an increase of $4,624 (21%). This increase was due to the merger with DBC. Costs of services as a percentage of revenue declined from 34% to 31.7%. The reason for the decline was a combination of the merger between Interactive Data and DBC and the measures taken to streamline the institutional and retail operations.

     Selling, general & administrative expenses grew by 37% or $8,860 from $23,833 in 2000 to $32,693 in 2001. The increase was due to the merger between Interactive Data and DBC and a provision for bad debts of $1,982 that was recorded in the current quarter relating to receivables due from Bridge Information Services, which filed for bankruptcy in February 2001. SG&A as a percentage of revenue increased from 37% to 39%. Excluding the bad debt provision, SG&A as a percentage of revenue declined from 37% to 36.7% reflecting in part the synergies made following the merger of Interactive Data and DBC.

     EBITDA for the first quarter increased from $18,685 in 2000 to $24,531 in 2001, an increase of $5,846 (31%). The increase was primarily due to the inclusion of a full quarter's results in 2001 from the Data Broadcasting business and growth from the core Interactive Data business.

     Operating income for the first quarter declined from $1,254 in 2000 to an operating loss of $21 in 2001. The decline in the operating income was primarily due to the inclusion of a full quarter of the amortization of the goodwill and intangibles arising from the merger between Interactive Data and Data Broadcasting.

     The Company disposed of its equity interest in MarketWatch.com Inc. in December 2000. As a result there was no equity in loss from this investment in the first quarter of 2001, compared with a loss of $6,382 in 2000.

     Other income, net, for the first quarter increased from $133 in 2000 to $658 in 2001. This increase was mainly due to higher invested cash balances in 2001 as compared to 2000.

     The Company's effective tax rate for the first quarter 2001 was 75%. The difference between the statutory tax rate and Company's effective tax rate is primarily due to amortization expense deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated net income of $157 in the quarter ended March 31, 2001 compared with a net loss of $5,222 for the comparable period in 2000. This was due to the elimination of the equity losses in MarketWatch, which were partially offset by higher amortization.

     Weighted average shares outstanding grew by 33% due to the shares associated with the Interactive Data and Data Broadcasting merger, which were issued on February 29, 2000.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

PROFORMA RESULTS

     The Company's proforma amounts reflect the results as if Data Broadcasting and Interactive Data had been combined on January 1, 2000. They also reflect the elimination of the results of Federal News Service, which was sold in early January 2001.

     On a proforma basis, for the current quarter, total revenue increased by $4,007 (5%) compared with the same period in the prior year. Growth of $5,645 (9%) in the institutional business segment came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Interactive Data's US business. eSignal revenues grew by $2,439 (36%) despite the difficult market conditions for serious traders. There was a decline of $4,077(-54%) in the broadcast delivery part of the retail business segment, which is expected to continue.

     Cost of services for the first quarter declined by 9% from $29,284 in 2000 to $26,551 in 2001. Costs of services as a percentage of revenue for the first quarter declined from 36.7% to 31.7%. The main reasons for the decline were synergies arising from the merger between Interactive Data and Data Broadcasting.

     Selling, general & administrative expenses for the first quarter grew by 6% or $1,710 from $30,983 in 2000 to $32,693 in 2001. The increase was due to a provision for bad debts relating to revenues due from Bridge Information Services discussed above. SG&A as a percentage of revenue increased marginally from 38.8% to 39%. Excluding the bad debt provision, SG&A as a percentage of revenue declined from 38.8% to 36.7% reflecting the synergies made by combining the head office functions of Data Broadcasting and Interactive Data.

     EBITDA for the first quarter increased from $19,501 in 2000 to $24,531 in 2001, an increase of $5,030 (26%). This increase was due to the increased revenue discussed above and the synergy benefits from the merger.

     The operating loss for the first quarter reduced from a loss of $4,844 in 2000 to an operating loss of $21 in 2001. This reduction was due to the improved results discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the first quarter increased by $14,312 from $10,295 in 2000 to $24,607 in 2001. This was due to higher EBITDA and lower working capital requirements.

     Cash provided by investing activities for the first quarter of 2001 was $29,294 compared with $45,846 in 2000. In 2000 the majority of the inflow was provided by cash acquired at the time of the merger between Data Broadcasting and Interactive Data. As a result of the sale of the Federal News Service business and the disposal of its stake in MarketWatch, in January 2001, the Company received net proceeds of $30,724. The Company invested $1,430 in the current quarter for property and equipment, compared with $2,556 in the prior year's corresponding period. The decrease was due to lower investment in technology as a result of the slow down in the internet-based businesses, which were in a growth phase in the corresponding period in 2000.

     Cash used in financing activities for the first quarter was $26,658 compared to usage of $10,391 in the prior year's corresponding period. The 2000 outflow was due to the reorganization of Interactive Data prior to the merger and settlement of intercompany balances with Pearson. The 2001 outflow was due to the distribution of the proceeds from the sale of MarketWatch as a special dividend to shareholders.

     Management believes that cash generated by operating activities, together with its existing cash, are sufficient to meet the short-term needs of the Company.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

INFLATION

     The Company does not believe that its financial performance has been materially affected by inflation.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, primarily related to fluctuation in foreign currency exchange rates. There have been no material changes in market risk exposures since December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Newman v. CheckRite of California, Inc., et al, CIV--S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement and has fully funded the settlement by posting a letter of credit. The settlement has not had a material effect on the Company's financial condition or results of operations.

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

ITEM 6.  REPORT ON FORM 8-K.

     a. The following exhibits are filed as part of this report:

          On January 23, 2001, the Company filed a Current Report on Form 8K regarding the completion of the sale of its 34.4% ownership interest in MarketWatch.com, Inc. to Pearson Overseas Holdings Limited.

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

                                              DATA BROADCASTING CORPORATION
                                                       (Registrant)

                                          By:      /s/ STUART J. CLARK
                                            ------------------------------------
                                                   Name: Stuart J. Clark
                                               President and Chief Executive
                                                           Officer
Dated:  May 7, 2001

                                          By:      /s/ STEVEN G. CRANE
                                            ------------------------------------
                                                      Steven G. Crane
                                                  Chief Financial Officer
Dated:  May 7, 2001