Form 10-Q
period 2001-06-30
INTERACTIVE DATA CORP/MA/
filed 2001-08-07
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

Commission file number 0-20311

INTERACTIVE DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3668779

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 Crosby Drive, Bedford, Massachusetts 01730

(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 687-8500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [    ]

      The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 3, 2001 was 91,420,471.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements Of Operations and Comprehensive Income (Loss) (unaudited) for the Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000

Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Report on Form 8-K

Signature

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

REVENUES	$84,439	$81,148	$168,214	$145,593

COSTS AND EXPENSES

Cost of services	25,705	29,183	52,256	51,110

Selling, general and administrative	31,013	30,856	63,706	54,689

Depreciation	3,015	3,386	6,102	5,549

Amortization	20,875	21,246	42,340	36,514

Total costs and expenses	80,608	84,671	164,404	147,862

INCOME (LOSS) FROM OPERATIONS	3,831	(3,523)	3,810	(2,269)

Equity in loss from MarketWatch.com, Inc.	—	(20,018)	—	(26,400)

Other income, net	791	230	1,449	363

INCOME (LOSS) BEFORE INCOME TAXES	4,622	(23,311)	5,259	(28,306)

Provision for income taxes	3,267	(4,478)	3,747	(4,251)

NET INCOME (LOSS)	1,355	(18,833)	1,512	(24,055)

Foreign currency translation adjustment	(731)	5,060	(4,175)	4,080

COMPREHENSIVE INCOME (LOSS)	$624	$(13,773)	$(2,663)	$(19,975)

NET INCOME (LOSS) PER SHARE

Basic	$.01	$(0.21)	$.02	$(.30)

Diluted	$.01	$(0.21)	$.02	$(.30)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	91,253	91,200	91,232	79,917

Diluted	92,032	91,200	91,818	79,917

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)
Current Assets:

Cash and cash equivalents	$83,215	$38,652

Accounts receivable, net	52,838	50,125

Receivable from affiliate	115	1,403

Prepaid expenses and other current assets	14,116	6,012

Investments	—	39,388

Total current assets	150,284	135,580

Property and equipment, net	31,463	35,147

Goodwill, net of accumulated amortization of $107,532 and $90,629	369,641	395,696

Other intangible assets, net	139,373	161,556

Other assets	3,414	3,698

TOTAL ASSETS	$694,175	$731,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$12,076	$13,364

Payable to affiliate	2,834	2,004

Accrued liabilities	45,312	48,318

Income taxes payable	—	12,309

Deferred revenue	33,341	26,659

Total current liabilities	93,563	102,654

Deferred tax liabilities	3,528	3,012

Other liabilities	3,505	3,499

TOTAL LIABILITIES	100,596	109,165

Commitments and contingencies (Note 7)
Stockholders’ Equity:

Common stock, .01 par value, 200,000,000 authorized; 91,394,000 issued and 91,356,000 outstanding at June 30, 2001 and 91,202,428 issued and outstanding at December 31, 2000	913	912

Additional paid-in capital	763,240	789,199

Accumulated deficit	(157,931)	(159,443)

Accumulated other comprehensive income (loss)	(12,331)	(8,156)

	593,891	622,512

Less: Treasury Stock at cost	(312)	—

TOTAL STOCKHOLDERS’ EQUITY	593,579	622,512

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$694,175	$731,677

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common	Common	Treasury			Accumulated
	Stock	Stock	Stock	Treasury	Additional	Other		Total
	Number of	Par	Number of	Stock	Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Cost	Capital	Income(Loss)	Deficit	Equity

Balance, December 31, 2000 (Audited)	91,202	$912	—	—	$789,199	$(8,156)	$(159,443)	$622,512

Distribution of Dividends	—	—	—	—	(26,871)	—	—	(26,871)

Grant and Exercise of stock options	192	1	—	—	712	—	—	713

Tax Benefit from exercise of Stock Options	—	—	—	—	200	—	—	200

Purchase of Treasury Shares	—	—	38	(312)	—	—	—	(312)

Other comprehensive loss	—	—	—	—	—	(4,175)	—	(4,175)

Net Income	—	—	—	—	—	—	1,512	1,512

Balance, June 30,2001	91,394	$913	38	(312)	$763,240	$(12,331)	$(157,931)	$593,579

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income (loss)	$1,512	$(24,055)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Equity in loss of MarketWatch.com, Inc.	—	26,400

Depreciation and amortization	48,442	42,063

Deferred income taxes	—	(15,434)

Tax benefit from exercise of stock options	200	—

Other non-cash items, net	245	(94)

Changes in operating assets and liabilities, net	(17,333)	(1,770)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,066	27,110

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Purchase of property and equipment	(4,427)	(9,362)

Sale of investments and business	43,224	—

Investment in MarketWatch.com, Inc.	—	(43,000)

Other investing activities	—	52

Acquisition of business	—	(11,200)

Cash acquired through merger	—	48,402

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	38,797	(15,108)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Advances from affiliate	—	15,000

Distribution of dividends	(26,871)	—

Distribution to parent	—	(10,764)

Purchase of treasury stock	(312)	—

Proceeds from exercise of common stock options	579	393

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,604)	4,629

Effect of exchange rate on cash	(696)	15

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,563	16,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,652	12,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,215	$28,654

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except share information)
(Unaudited)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and Subsidiaries (the “Company” or “Interactive Data”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited combined financial statements for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

      At the Annual Meeting of the Company held on June 15, 2001, holders of a majority of the Company’s common stock approved a proposal to amend the Certificate of Incorporation to change the Company’s name from Data Broadcasting Corporation to Interactive Data Corporation. Effective as of June 20, 2001, the Corporation’s common stock is traded on The Nasdaq National Market under the new trading symbol: IDCO.

2. MERGER

      On February 29, 2000, the Company completed a merger (“the Merger”) with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson that resulted in the ownership by Pearson of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation.)

      The Merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of the Company are the historical financial statements of FT Interactive Data Corporation.

      As of June 30, 2001, $3,798 remains of the $9,266 of acquisition costs recorded at the time of the merger. The acquisition costs included severance, relocation and lease termination costs. An additional $ 3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

3. INVESTMENT IN MARKETWATCH.COM, INC.

      On December 27, 2000, the Company entered into an agreement with an affiliate of Pearson plc to sell its 34.4% ownership in MarketWatch.com, Inc. (“MarketWatch”) for $26,888. As a result of this sale, the Company recorded an other than temporary loss of $141,844 in 2000 in connection with this transaction. The balance sheet at December 31, 2000 included an investment in Marketwatch of $26,888, which represented the related proceeds received in January 2001.

      On January 16, 2001, the Company paid a special dividend of $26,871 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in Marketwatch less $17 paid in administrative related fees.

      The Company purchased news and web advertising from MarketWatch in the amount of $788 and $63, respectively, for the six months ended June 30, 2001. The Company had provided services to MarketWatch including accounting, network operations, web hosting

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except share information)
(Unaudited)

and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the six months ended June 30, 2001; these amounts were recorded as reductions of the gross expenses incurred by the Company.

4.  STOCK BASED COMPENSATION

      The Company has 8,500,314 stock options outstanding under its stock option plan as of June 30, 2001, with a weighted average exercise price of $7.63. Of these options, 2,526,130 are currently exercisable and have a weighted average exercise price of $6.12. Additionally, a non-cash charge of $134 was recorded for the six months ended June 30, 2001 in connection with the granting of certain options.

5.  SEGMENT INFORMATION

      The Company’s reportable segments are as follows:

Institutional	-	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.
Retail	-	delivery of real-time financial market information and decision support to retail customers.

      The Company evaluates its segments on the basis of EBITDA. “EBITDA” is defined as net income before net interest expense income, income taxes, depreciation and amortization expense.

      Segment financial information is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Revenues
Institutional	$72,647	$67,546	$143,732	$127,567

Retail	11,792	13,602	24,482	18,026

Total	$84,439	$81,148	$168,214	$145,593

Income (loss) from operations
Institutional	$30,026	$6,249	$55,314	$10,733

Retail	(1,723)	(3,482)	(3,071)	(4,574)

Corporate and unallocated	(24,472)	(6,290)	(48,433)	(8,428)

Total	$3,831	$(3,523)	3,810	$(2,269)

EBITDA

Institutional	$29,529	$22,007	54,739	$41,021

Retail	1,789	560	3,606	607

Corporate and unallocated	(3,597)	(1,458)	(6,093)	(1,834)

Total	$27,721	$21,109	$52,252	$39,794

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except per share data)
(Unaudited)

6. EARNINGS (LOSS) PER SHARE

      A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Six Months Ended June 30, 2001

		Weighted
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$1,512	91,232	$.02

Effect of dilutive securities:

Stock options	—	586	—

Net income available to common stockholders-diluted	$1,512	91,818	$.02

	For the Six Months Ended June 30, 2000

		Weighted
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$(24,055)	79,917	(.30)

Effect of dilutive securities:

Stock options	—	—	—

Net loss available to common stockholders-diluted	$(24,055)	79,917	(.30)

	For the Three Months Ended June 30, 2001

		Weighted
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$1,355	91,253	$.01

Effect of dilutive securities:

Stock options	—	779	—

Net income available to common stockholders-diluted	$1,355	92,032	$.01

	For the Three Months Ended June 30, 2000

		Weighted
		Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$(18,833)	91,200	(.21)

Effect of dilutive securities:

Stock options	—	—	—

Net loss available to common stockholders-diluted	$(18,833)	91,200	(.21)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except share information)
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

      Newman v. CheckRite of California, Inc., et al, CIV—S-93-1557-LKK/PAN. On September 28,1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement that was fully funded by posting a letter of credit. Final payment was made during the quarter ended June 30, 2001 and the letter of credit has been cancelled. The settlement has not had a material effect on the Company’s financial condition or results of operations.

      From January 1 through February 2001, seven lawsuits were filed by various shareholders of the Company against the Company’s directors, the Company’s majority shareholder, and in several instances against the Company’s chief financial officer. These actions (collectively, the “Derivative Actions”) are all pending in the Delaware Chancery Court for New Castle County under the following captions:

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

      Each Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch to Pearson as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company’s majority stockholder.

      Because the seven Derivative Actions are still in an organizational stage procedurally, no substantive activity has yet occurred in any of them. The Company anticipates that the seven suits will be consolidated and proceed in unison. Once that occurs, defendants expect to contest the allegations against them vigorously. Various other claims, generally incidental to the conduct of normal business, are pending or threatened against the Company. The Company intends to vigorously defend against these claims. While ultimate liability, if any, arising from any such claims is presently undeterminable, it is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the financial condition or results of operations of the Company.

8. DISPOSITION OF BUSINESSES

      On January 10, 2001, the Company completed the sale of its wholly owned subsidiary, Federal News Service Inc. (“FNS”), for $4,000. There was no gain or loss recorded as a result of this transaction.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except share information)
(Unaudited)

      On April 6, 2001, the Company sold its common stock in Sportsline.com, Inc. for $12,500 in cash consideration.

9. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998 and June 2000, the Financial Accounting Standards Board (“FASB”)issued Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, and Financial Accounting Standard No. 138 (“FAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not engage in hedging activities or invest in derivative instruments and, therefore, there is no impact of FAS 133 on its financial statements.

      In June 2001, FASB issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement these pronouncements in its financial statements on their respective effective dates. Management believes that the adoption of FAS 142 will substantially reduce the Company’s amortization expense.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company operates in two business segments:

      Institutional services- delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

      Retail Investor services- delivery of real-time financial market information and decision support tools to retail customers.

      The services provided by the Company include the following:

      Institutional:

•	FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians, and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on equities from all over the world.

•	CMS BondEdge provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

      Retail:

•	eSignal's’s Internet-based services offers leading real-time, Internet delivered subscription quote service for serious traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC, or telephone.

•	eSignal’s broadcast-based services delivers real time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(except per share data)
(Unaudited)

RESULTS OF CONTINUING OPERATIONS

	SELECTED FINANCIAL DATA ($ Thousands)
	For the Periods Ended June 30,
	Historical		Historical		Pro Forma(1)		Pro Forma(1)
	Three Months		Six Months		Three Months		Six Months

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues(3)
Institutional	$72,647	$67,546	$143,732	$127,567	$72,647	$66,467	$143,732	$131,907

Retail:

- eSignal	9,011	7,877	18,268	9,571	9,011	7,877	18,268	14,695

- Broadcast	2,781	5,725	6,214	8,455	2,781	5,725	6,214	13,235

TOTAL	84,439	81,148	168,214	145,593	84,439	80,069	168,214	159,837

Cost of Services	25,705	29,183	52,256	51,110	25,705	28,448	52,256	57,732

Selling, General & Administrative	31,013	30,856	63,706	54,689	31,013	30,651	63,706	61,634

EBITDA (2)	27,721	21,109	52,252	39,794	27,721	20,970	52,252	40,471

Depreciation & Amortization	23,890	24,632	48,442	42,063	23,890	24,692	48,442	49,037

INCOME (LOSS) FROM

OPERATIONS	3,831	(3,523)	3,810	(2,269)	3,831	(3,722)	3,810	(8,566)

Equity in loss from MarketWatch.com, Inc.	—	(20,018)	—	(26,400)	—	—	—	—

Other income, net	791	230	1,449	363	791	230	1,449	731

INCOME (LOSS) BEFORE INCOME TAXES	4,622	(23,311)	5,259	(28,306)	4,622	(3,492)	5,259	(7,835)

Provision (benefit) from income taxes	3,267	(4,478)	3,747	(4,251)	3,267	3,495	3,747	5,124

NET INCOME (LOSS)	$1,355	$(18,833)	$1,512	$(24,055)	$1,355	$(6,987)	$1,512	$(12,959)

Earnings per share:

Basic	$0.01	$(0.21)	$0.02	$(0.30)	$0.01	$(0.08)	$0.02	$(0.14)

Diluted	$0.01	$(0.21)	$0.02	$(0.30)	$0.01	$(0.08)	$0.02	$(0.14)

Weighted average shares outstanding
Basic	91,253	91,200	91,232	79,917	91,253	91,200	91,232	91,200

Diluted	92,032	91,200	91,818	79,917	92,032	91,200	91,818	91,200

(1)	The pro forma amounts reflect the results as if the Merger had been completed January 1, 2000, excludes the results of FNS which was sold in January, 2001, and excludes the equity losses in MarketWatch which was sold in January 2001.

(2)	“EBITDA” is defined as net income before net interest expense/income, income taxes, depreciation, and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to businesses, although it is not a measure of liquidity or financial performance under generally accepted accounting principles.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

(3)	In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 became effective in the fourth quarter of Fiscal 2000. Accordingly, the presentation of historical and pro forma results has been restated to reflect the adoption of SAB 101.

HISTORICAL RESULTS

- Three months

      The Company’s historical results for the quarter ended June 30, 2000 include three month’s results from FNS, which was sold on January 10, 2001.

      Revenue for the second quarter increased from $81,148 in 2000 to $84,439 in 2001, an increase of 4%. The strong growth in the institutional business (8%) and the eSignal business (14%) was offset by the continued decline in the Broadcast business (-51%) and the sale of the FNS business.

      Cost of services declined from $29,183 in 2000 to $25,705 in 2001, a decrease of $3,478 (12%). Cost of services as a percentage of revenue decreased from 36% to 30%. This decrease was partially due to the disposal of FNS, combined with continuing work to streamline the institutional and retail operations.

      Selling, general & administrative expenses grew by 0.5% or $157 from $30,856 in 2000 to $31,013 in 2001. SG&A as a percentage of revenue decreased from 38% to 37%. The main factor driving down the percentage is the reduction in marketing and sales expenditure in our retail business.

      EBITDA for the second quarter increased from $21,019 in 2000 to $27,721 in 2001, an increase of $6,702 (32%). The increase was primarily due to the combination of higher revenue and the lower cost of services expenditure.

      Operating income for the second quarter increased from a loss of $3,523 in 2000 to an operating profit of $3,831 in 2001. The increase in operating income was primarily due to the higher EBITDA discussed above and marginally lower depreciation and amortization.

      The Company disposed of its equity interest in MarketWatch in December 2000. As a result there was no equity in loss from this investment in the second quarter of 2001, compared with a loss of $20,018 in 2000.

      Other income, net, for the second quarter increased from $230 in 2000 to $791 in 2001. This increase was mainly due to higher invested cash balances in 2001 as compared to 2000.

      The Company’s effective tax rate for the second quarter 2001 was 71%. The difference between the statutory tax rate and the Company’s effective tax rate is primarily due to amortization expense deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

      As a result of the foregoing factors, the Company generated net income of $1,355 in the quarter ended June 30, 2001 compared

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

with a net loss of $18,833 for the comparable period in 2000. This was due primarily to the elimination of the equity losses in MarketWatch, which were partially offset by income taxes moving from a benefit in 2000 to a provision in 2001.

      Weighted average shares outstanding increased marginally reflecting the exercise of options.

- Six months

      The Company’s historical results for the six months ended June 30, 2001 include both the merged businesses, while the historical results for the six months ended June 30, 2000 include the six month’s results from the FT Interactive Data business and the four month’s results from the pre-Merger Data Broadcasting Corporation business (from February 29, 2000). This is due to “reverse merger” accounting for the Merger as described in Note 2 to the Condensed Consolidated Financial Statements. The Company’s historical results for the six months ended June 30, 2000 also include six month’s results from FNS, which was disposed on January 10, 2001.

      Revenue for the six months ended June 30, 2001 increased from $145,593 in 2000 to $168,214 in 2001, an increase of 16%. The increase was primarily due to the inclusion of a full six month’s results from the pre-Merger Data Broadcasting Corporation business and growth from the FT Interactive Data business.

      Cost of services increased from $51,110 in 2000 to $52,256 in 2001, an increase of $1,146 (2%). Cost of services as a percentage of revenue declined from 35% in 2000 to 31% in 2001. The dollar increase was due to the Merger partially offset by the disposal of FNS, combined with continuing work to streamline the institutional and retail operations.

      Selling, general & administrative expenses grew by 16.5% or $9,017 from $54,689 in 2000 to $63,706 in 2001. This increase was due to the Merger. SG&A as a percentage of revenue increased from 37.6% to 37.9%. The main factor driving the increase was a provision for doubtful accounts of $1,982 recorded in the first quarter relating to receivables due from Bridge Information Systems, Inc. which filed for bankruptcy in February 2001.

      EBITDA for the six months ended June 30, 2001 increased from $39,794 in 2000 to $52,252 in 2001, an increase of $12,458 (31%). The increase was primarily due to the growth in revenue and the inclusion of a full six month’s results for the pre-Merger Data Broadcasting Corporation business in 2001.

      Operating income for the first six months increased from a loss of $2,269 in 2000 to an operating profit of $3,810 in 2001. The increase in operating income was primarily due to the higher EBITDA discussed above, partially offset by higher depreciation and amortization, as a result of the Merger.

      The Company disposed of its equity interest in MarketWatch in December 2000. As a result there was no equity in loss from this investment in the second quarter of 2001, compared with a loss of $26,400 in 2000.

      Other income, net, for the six months ended June 30, 2001 increased from $363 in 2000 to $1,449. This increase was mainly due to higher invested cash balances in 2001 as compared to 2000.

      The Company’s effective tax rate for the first six months of 2001 was 71%. The difference between the statutory tax rate and the Company’s effective tax rate is primarily due to amortization expense deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

      The Company generated net income of $1,512 in the six months ended June 30, 2001 compared with a net loss of $24,055 for the comparable period in 2000. This was due to the elimination of the equity losses in MarketWatch, which were partially offset by income taxes moving from a benefit in 2000 to a provision in 2001.

      Weighted average shares outstanding grew by 14% due to the shares associated with the Merger, which were issued on February 29, 2000.

PRO FORMA RESULTS

      The pro forma amounts reflect the results as if the Merger had been completed on January 1, 2000, excludes the results of FNS which was sold in January, 2001 and excludes the equity losses in MarketWatch.com, Inc. which was sold in January 2001.

- Three months

      On a pro forma basis, for the current quarter, total revenue increased by $4,370 (5%) compared with the same period in the prior year. Growth of $6,180 (9%) in the institutional business segment came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Interactive Data’s US business. The growth was somewhat reduced by the strength of the US dollar which adversely impacted the Company’s UK sterling denominated revenues. eSignal revenues grew by $1,134 (14%) despite the difficult market conditions for serious traders. There was a decline of $2,944 (-51%) in the broadcast delivery part of the retail business segment, which decline is expected to continue.

      Cost of services for the second quarter declined by 10% from $28,448 in 2000 to $25,705 in 2001. Costs of services as a percentage of revenue for the second quarter declined from 35.5% to 30.4%. This reduction was due to the continuing work to streamline the institutional and retail operations.

      Selling, general & administrative expenses for the second quarter grew by 1% or $362 from $30,651 in 2000 to $31,013 in 2001. SG&A as a percentage of revenue declined from 38% to 37% reflecting the reduction in marketing and sales activity in the retail segment.

      EBITDA for the second quarter increased from $20,970 in 2000 to $27,721 in 2001, an increase of $6,751 (32%). This increase was due to the increased revenue and the reductions in costs discussed above.

      The operating results for the second quarter improved from a loss of $3,722 in 2000 to an operating profit of $3,831 in 2001. This improvement was due to the results discussed above.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

- Six months

      On a pro forma basis, for the first six months, total revenue increased by $8,377 (5%) compared with the same period in the prior year. Growth of $11,825 (9%) in the institutional business segment came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Interactive Data’s US business. The growth was somewhat reduced by the strength of the US dollar which adversely impacted the Company’s UK sterling denominated revenues. eSignal revenues grew by $3,573 (24%) despite the difficult market conditions for serious traders. There was a decline of $7,021(-53%) in the broadcast delivery part of the retail business segment, which decline is expected to continue.

      Cost of services for the first six months declined by 9% from $57,732 in 2000 to $52,256 in 2001. Costs of services as a percentage of revenue for the six months declined from 36% to 31%. This reduction was due to the continuing work to streamline the institutional and retail operations.

      Selling, general & administrative expenses for the first six months grew by 3% or $2,072 from $61,634 in 2000 to $63,706 in 2001. SG&A as a percentage of revenue declined from 39% to 38% reflecting the reduction in marketing and sales activity in the retail segment.

      EBITDA for the six months ended June 30, 2001 increased from $40,471 in 2000 to $52,252 in 2001, an increase of $11,781 (29%). This increase was due to the increased revenue and the reductions in costs discussed above.

      The operating results for the six months ended June 30, 2001 improved from a loss of $8,566 in 2000 to an operating profit of $3,810 in 2001. This improvement was due to the results discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first six months increased by $5,956 from $27,110 in 2000 to $33,066 in 2001. This was due to higher EBITDA being partially offset by higher working capital requirements.

      Cash provided by investing activities for the first half of 2001 was $38,797, compared with an outflow of $15,108 in 2000. In 2000 the outflow was made up of an additional investment in MarketWatch and the purchase of ITEX (FIT) Limited being partially offset by cash acquired at the time of the Merger. As a result of the sale of FNS, the disposal of its stake in MarketWatch, in January 2001, and the Company’s sale of its common stock in SportsLine.com, Inc. the Company received net proceeds of $43,224.

      The Company invested $4,427 in the current quarter for property and equipment, compared with $9,362 in the prior year’s corresponding period. The decrease was due to lower investment in technology as a result of the slow down in the internet-based businesses, which were in a growth phase in the corresponding period in 2000.

      Cash used in financing activities for the second quarter was $26,604 compared to an inflow of $4,629 in the prior year’s corresponding period. The 2000 inflow was due to the reorganization of FT Interactive Data Corporation and its subsidiaries prior to the merger and settlement of intercompany balances with Pearson and receipt of borrowings of $15,000. The 2001 outflow was due to the distribution of the proceeds from the sale of MarketWatch as a special dividend to shareholders.

      Management believes that cash generated by operating activities, together with its existing cash, are sufficient to meet the short-term needs of the Company for the foreseeable future.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

INFLATION

      The Company does not believe that its financial performance has been materially affected by inflation.

FORWARD LOOKING STATEMENTS

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company’s business include the following:

•	The presence of competitors with greater financial resources and their strategic response to the Company’s services and products.

•	Changes in technology, which could affect the competitiveness of the Company’s products and services.

•	A decline in activity levels in the securities markets, which could lower demand for the Company’s products and services.

•	Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidation could lower demand for the Company’s products and services.

•	Prolonged outage at one of Company’s data centers. While the Company employs high reliability hardware at its data centers, a prolonged outage at one of its data centers could have a material impact on revenues.

•	The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

•	The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company’s traditional “active-trader” market.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(In thousands)
(Unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to a variety of risks, primarily related to fluctuation in foreign currency exchange rates. There have been no material changes in market risk exposures since December 31, 2000.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See the Company’s Form 10-Q for the quarter ended March 31, 2001 for a description of certain litigation pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      The following matters were voted on by the Company’s stockholders at its Annual Meeting of Stockholders held on June 15, 2001.

a.	Election of ten members to the Company’s board of directors, each to hold office until the next annual meeting of the Company’s stockholders and until their successors have been duly elected and qualified or their earlier death, resignation or removal.

Stuart Clark	For	89,635,970

	Against	653,044

John Fallon	For	88,979,055

	Against	1,309,959

Donald P. Greenberg	For	90,129,853

	Against	159,161

Stephen Hill	For	89,635,930

	Against	653,084

Alan J. Hirschfield	For	90,129,759

	Against	159,255

Philip J. Hoffman	For	89,636,315

	Against	652,699

Gloria Samuels	For	89,634,721

	Against	654,293

Giles Spackman	For	89,636,015

	Against	652,999

Carl Spielvogel	For	90,130,153

	Against	158,861

Allan R. Tessler	For	90,129,853

	Against	159,161

b.	Approval of an amendment to Company’s certificate of incorporation to change the name of the Company to Interactive Data Corporation.

For	90,162,717

Against	86,655

Abstain	39,642

c.	Approval for adoption of the 2001 Employee Stock Purchase Plan.

For	88,900,617

Against	1,321,216

Abstain	67,181

d.	Approval for ratification of the appointment of PriceWaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2001.

For	90,197,056

Against	56,837

Abstain	35,121

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K.

(a)   EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amendment to the Certificate of Incorporation of the Company filed on June 15, 2001 with the Secretary of State of the State of Delaware

(b)   REPORTS ON FORM 8-K

     On June 27, 2001, the Company filed a Current Report on Form 8-K under Item 5 regarding the change in the Company’s name from Data Broadcasting Corporation to Interactive Data Corporation.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated:	August 7, 2001	By:	/s/ Stuart J. Clark

Name: Stuart J. Clark President and Chief Executive Officer

Dated:	August 7, 2001	By:	/s/ Steven G. Crane

Steven G. Crane Chief Financial Officer