Form 10-Q
period 2001-09-30
INTERACTIVE DATA CORP/MA/
filed 2001-11-08
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

Commission file number 0-20311

Interactive Data Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668779

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 Crosby Drive, Bedford, Massachusetts 01730

(Address of principal executive offices)

(781) 687-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

     The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 5, 2001 was 89,644,054.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements Of Operations and Comprehensive Income (Loss) (unaudited) for the Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000
Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2001 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

REVENUES	$85,287	$82,886	$253,501	$228,479
COSTS AND EXPENSES
Cost of services	25,433	27,452	77,689	78,562
Selling, general and administrative	30,041	29,237	93,747	83,926
Depreciation	3,105	3,516	9,207	9,065
Amortization	17,793	21,156	60,133	57,670

Total costs and expenses	76,372	81,361	240,776	229,223

INCOME (LOSS) FROM OPERATIONS	8,915	1,525	12,725	(744)
Equity in loss from MarketWatch.com, Inc.	—	(19,376)	—	(45,776)
Other income, net	934	228	2,383	591

INCOME (LOSS) BEFORE INCOME TAXES	9,849	(17,623)	15,108	(45,929)
Income taxes expense/(benefit)	6,011	(434)	9,758	(4,685)

NET INCOME (LOSS)	3,838	(17,189)	5,350	(41,244)
Foreign currency translation adjustment	3,205	(877)	(970)	(4,957)

COMPREHENSIVE INCOME (LOSS)	$7,043	$(18,066)	$4,380	$(46,201)

NET INCOME (LOSS) PER SHARE
Basic	$.04	$(0.19)	$.06	$(.49)
Diluted	$.04	$(0.19)	$.06	$(.49)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,085	91,202	91,183	83,679
Diluted	93,537	91,202	92,391	83,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,199	$38,652
Accounts receivable, net	54,867	50,125
Receivable from affiliate	200	1,403
Prepaid expenses and other current assets	11,831	6,012
Investments	—	39,388

Total current assets	159,097	135,580
Property and equipment, net	31,643	35,147
Goodwill, net of accumulated amortization of $118,289 and $90,629	362,341	395,696
Other intangible assets, net	131,662	161,556
Other assets	3,083	3,698

TOTAL ASSETS	$687,826	$731,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,333	$13,364
Payable to affiliate	2,000	2,004
Accrued liabilities	51,940	60,627
Deferred revenue	33,733	26,659

Total current liabilities	102,006	102,654

Deferred tax liabilities	3,527	3,012
Other liabilities	1,497	3,499

TOTAL LIABILITIES	107,030	109,165

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, .01 par value, 200,000,000 authorized; 91,586,000 issued and 89,763,000 outstanding at
September 30, 2001 and 91,202,428 issued and outstanding at December 31, 2000	915	912
Additional paid-in capital	765,007	789,199
Accumulated deficit	(154,093)	(159,443)
Accumulated other comprehensive income (loss)	(9,126)	(8,156)
Treasury Stock at cost	(21,907)	—

TOTAL STOCKHOLDERS’ EQUITY	580,796	622,512

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,826	$731,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common	Common	Treasury			Accumulated
	Stock	Stock	Stock	Treasury	Additional	Other		Total
	Number of	Par	Number of	Stock	Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Cost	Capital	Income (loss)	Deficit	Equity

Balance, December 31, 2000	91,202	$912	—	—	$789,199	$(8,156)	$(159,443)	$622,512
(Audited)
Distribution of Dividend	—	—	—	—	(26,871)	—	—	(26,871)
Grant and Exercise of Stock Options	384	3	—	—	2,036	—	—	2,039
Tax Benefit From Exercise of Stock Options	—	—	—	—	643	—	—	643
Purchase of Treasury Shares	—	—	1,823	(21,907)	—	—	—	(21,907)
Other Comprehensive Loss	—	—	—	—	—	(970)	—	(970)
Net Income	—	—	—	—	—	—	5,350	5,350

Balance, September 30, 2001	91,586	$915	1,823	$(21,907)	$765,007	$(9,126)	$(154,093)	$580,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$5,350	$(41,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of MarketWatch.com, Inc.	—	45,776
Depreciation and amortization	69,340	66,735
Tax benefit from exercise of stock options	643	—
Other non-cash items, net	271	(55)
Changes in operating assets and liabilities, net	(10,982)	(19,834)

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,622	51,378

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(8,153)	(12,363)
Sale of investments and business	43,224	—
Investment in MarketWatch.com, Inc.	—	(43,000)
Other investing activities	719	196
Acquisition of business	—	(14,766)
Cash acquired through merger	—	48,402

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	35,790	(21,531)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Advances from affiliate	—	4,224
Distribution of dividend	(26,871)	—
Distribution to parent	—	(10,764)
Purchase of treasury stock	(21,907)	—
Proceeds from exercise of common stock options	1,904	402

NET CASH USED IN FINANCING ACTIVITIES	(46,874)	(6,138)
Effect of exchange rate on cash and cash equivalents	9	(699)

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,547	23,010
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,652	12,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,199	$35,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands)
(except per share information)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and Subsidiaries (the “Company” or “Interactive Data”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2. Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no affect on the Company’s financial position or results of operations.

3. Merger

     On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson that resulted in the ownership by Pearson of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation.)

     The Merger has been accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Accordingly, the historical financial statements of the Company are the historical financial statements of FT Interactive Data Corporation.

     As of September 30, 2001, $3,203 remains of the $9,266 of acquisition costs recorded at the time of the merger. The acquisition costs included severance, relocation and lease termination costs.

4. Investment in MarketWatch.com, Inc.

     On December 27, 2000, the Company entered into an agreement with an affiliate of Pearson to sell its 34.4% ownership in MarketWatch.com, Inc. (“MarketWatch”) for $26,888. As a result of this sale, the Company recorded an other than temporary loss of $141,844 in the fourth quarter of 2000 in connection with this transaction. The balance sheet at December 31, 2000 included an investment in MarketWatch of $26,888, which represented the related proceeds received in January 2001.

     On January 16, 2001, the Company paid a dividend of $26,871 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in Marketwatch, less $17 paid in administrative related fees.

     The Company purchased news and web advertising from MarketWatch in the amount of $1,081 and $112, respectively, for the nine months ended September 30, 2001. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the nine months ended September 30, 2001; these amounts were recorded as reductions of the gross expenses incurred by the Company.

5. Stock Based Compensation

     The Company has 8,282 stock options outstanding under its stock option plan as of September 30, 2001, with a weighted average exercise price of $7.67. Of these options, 2,328 are currently exercisable and have a weighted average exercise price of $5.98.

6. Segment Information

     The Company’s reportable segments are as follows:

Institutional-	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.
Retail -	delivery of real-time financial market information and decision support to retail customers.

     The Company evaluates its segments on the basis of EBITDA. “EBITDA” is defined as net income before net interest expense/income, income taxes, depreciation and amortization expense.

     Segment financial information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Revenues
Institutional	$74,618	$69,210	$218,350	$196,777
Retail	10,669	13,676	35,151	31,702

Total	$85,287	$82,886	$253,501	$228,479

Income (loss) from operations
Institutional	$32,717	$26,790	$88,031	$71,095
Retail	(1,627)	(1,661)	(4,698)	(6,235)
Corporate and unallocated	(22,175)	(23,604)	(70,608)	(65,604)

Total	$8,915	$1,525	$12,725	$(744)

EBITDA
Institutional	$32,512	$26,966	$87,251	$71,639
Retail	1,683	1,679	5,289	2,286
Corporate and unallocated	(4,382)	(2,448)	(10,475)	(7,934)

Total	$29,813	$26,197	$82,065	$65,991

7. Earnings (Loss) Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Nine Months Ended September 30, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common Stockholders-basic	$5,350	91,183	$.06
Effect of dilutive securities:
Stock options	—	1,208	—
Net income available to common Stockholders-diluted	$5,350	92,391	$.06

	For the Nine Months Ended September 30, 2000

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss available to common Stockholders-basic	$(41,244)	83,679	(.49)
Effect of dilutive securities:
Stock options	—	—	—
Net loss available to common Stockholders-diluted	$(41,244)	83,679	(.49)

	For the Three Months Ended September 30, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common Stockholders-basic	$3,838	91,085	$.04
Effect of dilutive securities:
Stock options	—	2,452	—
Net income available to common Stockholders-diluted	$3,838	93,537	$.04

	For the Three Months Ended September 30, 2000

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss available to common Stockholders-basic	$(17,189)	91,202	(.19)
Effect of dilutive securities:
Stock options	—	—	—
Net loss available to common Stockholders-diluted	$(17,189)	91,202	(.19)

8. Commitments and Contingencies

     Newman v. CheckRite of California, Inc., et al, CIV—S-93-1557-LKK/PAN. On September 28, 1993, plaintiffs filed a complaint in the United States District Court for the Eastern District of California, alleging violations of the Federal Fair Debt Practices Act and the California Unfair Business Practices Act. The allegations include charging check writers unauthorized fees for returned checks and threatening litigation against check writers where none was actually contemplated. The case was certified as a class action on August 2, 1996. The Company has negotiated a settlement that was fully funded by posting a letter of credit. Final payment was made during the quarter ended June 30, 2001 and the letter of credit has been cancelled. The settlement did not have a material effect on the Company’s financial condition or results of operations.

     Early in 2001, seven lawsuits were filed by various shareholders of the Company against the Company’s directors, the Company’s majority shareholder, and in several instances against the Company’s chief financial officer. These actions have been consolidated in the Delaware Chancery Court for New Castle County under caption of IN RE DATA BROADCASTING CORPORATION DERIVATIVE LITIGATION: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). The Company is named as a nominal defendant on the theory that the plaintiff shareholders are really suing on its behalf and for its benefit.

     The Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch to Pearson as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company’s majority stockholder. Plaintiffs seek to have Pearson and the Company’s directors “account to the Company” for the damages that the Company allegedly sustained by reason of an unduly low sale price.

     Defendants’ response to the Derivative Action is due on November 19, 2001. The Company expects to contest the allegations against it and its directors vigorously.

9. Disposition of Businesses

     On January 10, 2001, the Company completed the sale of its wholly owned subsidiary, Federal News Service Inc. (“FNS”), for $4,000. There was no gain or loss recorded as a result of this transaction.

     On April 6, 2001, the Company sold its common stock in Sportsline.com, Inc. for $12,500 in cash consideration.

10. New Accounting Pronouncements

     In June 1998 and June 2000, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, and Financial Accounting Standard No. 138 (“FAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements amend the accounting and reporting standards for certain derivative instruments and hedging activities. FAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not engage in hedging activities or invest in derivative instruments and, therefore, there is no impact of FAS 133 or FAS 138 on its financial statements.

     In June 2001, FASB issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement these pronouncements in its financial statements on their respective effective dates. Management is currently evaluating the impact of the adoption of these statements.

     In August 2001, FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this standard to have any impact on the Company’s financial position or results of operations.

     In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FASB Statement No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

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

     Retail Investor services- delivery of real-time financial market information and decision support tools to retail customers.

     The services provided by the Company include the following:

     Institutional:

•	FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians, and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on equities from all over the world.

•	CMS BondEdge provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

     Retail:

•	eSignal’s Internet based services offer leading real-time, Internet-delivered subscription quote service for traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC, or telephone.

•	eSignal’s broadcast based services deliver real-time quotes to communication devices that rely on FM subcarriers, satellite, and cable television or telephone lines.

RESULTS OF CONTINUING OPERATIONS
SELECTED FINANCIAL DATA
(Unaudited)
For the Periods Ended September 30,

	Historical		Historical		Pro Forma(1)		Pro Forma(1)
	Three Months		Nine Months		Three Months		Nine Months

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues (2)
Institutional	$74,618	$69,210	$218,350	$196,777	$74,618	$68,180	$218,350	$200,087
Retail:
- Internet	8,474	8,795	26,742	18,366	8,474	8,795	26,742	23,490
- Broadcast	2,195	4,881	8,409	13,336	2,195	4,881	8,409	18,116

TOTAL	85,287	82,886	253,501	228,479	85,287	81,856	253,501	241,693
Cost of Services	25,433	27,452	77,689	78,562	25,433	26,834	77,689	84,566
Selling, General & Administrative	30,041	29,237	93,747	83,926	30,041	28,994	93,747	90,628

EBITDA (3)	29,813	26,197	82,065	65,991	29,813	26,028	82,065	66,499
Depreciation & Amortization	20,898	24,672	69,340	66,735	20,898	24,643	69,340	73,680

INCOME (LOSS) FROM OPERATIONS	8,915	1,525	12,725	(744)	8,915	1,385	12,725	(7,181)
Equity in loss from MarketWatch.com, Inc.	—	(19,376)	—	(45,776)	—	—	—	—
Other income, net	934	228	2,383	591	934	228	2,383	959

INCOME (LOSS) BEFORE INCOME TAXES	9,849	(17,623)	15,108	(45,929)	9,849	1,613	15,108	(6,222)
Income taxes Expense/(Benefit)	6,011	(434)	9,758	(4,685)	6,011	7,313	9,758	12,437

NET INCOME (LOSS)	$3,838	$(17,189)	$5,350	$(41,244)	$3,838	$(5,700)	$5,350	$(18,659)

Earnings (loss) per share:
Basic	$0.04	$(0.19)	$0.06	$(0.49)	$0.04	$(0.06)	$0.06	$(0.20)
Diluted	$0.04	$(0.19)	$0.06	$(0.49)	$0.04	$(0.06)	$0.06	$(0.20)
Weighted average shares outstanding
Basic	91,085	91,202	91,183	83,679	91,085	91,202	91,183	91,202
Diluted	93,537	91,202	92,391	83,679	93,537	91,202	92,391	91,202

(1)	The pro forma amounts reflect the results as if the Merger had been completed on January 1, 2000, excludes the results of FNS which was sold in January, 2001, and excludes the equity losses in MarketWatch which was sold in January 2001.

(2)	In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 became effective in the fourth quarter of Fiscal 2000. Accordingly, the presentation of historical and pro forma results has been restated to reflect the adoption of SAB 101.

(3)	“EBITDA” is defined as net income before net interest expense/income, income taxes, depreciation, and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to businesses, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. We believe that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

HISTORICAL RESULTS

- Three Months

     The Company’s historical results for the quarter ended September 30, 2000 include three month’s results from FNS, which was sold on January 10, 2001.

     Revenue for the third quarter increased from $82,886 in 2000 to $85,287 in 2001, an increase of 3%. The strong growth in the institutional business (8%), which came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Intertactive Data’s US business, was partially offset by the decline in the eSignal business (-4%) that resulted from adverse market conditions for active traders, and the continued decline in the Broadcast business (-55%), which is expected to continue as customers shift to online products.

     Cost of services declined from $27,452 in 2000 to $25,433 in 2001, a decrease of $2,019 (7%). Cost of services as a percentage of revenue decreased from 33% to 30%. This decrease was partially due to the sale of FNS, combined with continuing work to streamline the institutional and retail operations.

     Selling, general & administrative expenses grew by 3% or $804 from $29,237 in 2000 to $30,041 in 2001. This increase was primarily due to higher sales commissions in the current year. SG&A as a percentage of revenue remained constant at 35%.

     EBITDA for the third quarter increased from $26,197 in 2000 to $29,813 in 2001, an increase of $3,616 (14%). The increase was primarily due to the combination of higher revenue and the lower cost of services expenditures due to the factors discussed above.

     Operating income for the third quarter increased from $1,525 in 2000 to $8,915 in 2001. The increase in operating income was primarily due to the higher revenue and lower cost of services discussed above combined with lower depreciation and amortization, primarily due to an intangible becoming fully amortized during the quarter.

     The Company disposed of its equity interest in MarketWatch in December 2000. As a result there was no equity in loss from this investment in the third quarter of 2001, compared with a loss of $19,376 in 2000.

     Other income, net, for the third quarter increased from $228 in 2000 to $934 in 2001. This increase was mainly due to higher invested cash balances in 2001 as compared to 2000.

     The Company’s effective tax rate for the third quarter 2001 was 61%. The difference between the statutory tax rate and the Company’s effective tax rate is primarily due to amortization expense deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

     As a result of the foregoing factors, the Company generated net income of $3,838 in the quarter ended September 30, 2001 compared with a net loss of $17,189 for the comparable period in 2000. This was due primarily to an increase in operating income and the elimination of the equity losses in MarketWatch, partially offset by income taxes moving from a benefit in 2000 to an expense in 2001.

     Basic weighted average shares outstanding decreased marginally reflecting effects of the share buyback program being partially offset by the exercise of options.

- Nine Months

     The Company’s historical results for the nine months ended September 30, 2001 include both the merged businesses, while the historical results for the nine months ended September 30, 2000 include the nine months operating results from the FT Interactive Data business and the operating results from the Data Broadcasting Corporation business from February 29, 2000. The Company’s historical results for the nine months ended September 30, 2000 also include nine month’s results from FNS, which was disposed on January 10, 2001.

     Revenue for the nine months ended September 30, 2001 increased from $228,479 in 2000 to $253,501 in 2001, an increase of 11%. The increase was primarily due to the inclusion of a full nine month’s results from the Data Broadcasting Corporation business and growth from the Institutional business.

     Cost of services decreased from $78,562 in 2000 to $77,689 in 2001, a decrease of $873 (1%). Cost of services as a percentage of revenue declined from 34% in 2000 to 31% in 2001. The decrease was due to the sale of FNS combined with continuing work to streamline the institutional and retail operations, being partially offset by the full year effect of the Merger.

     Selling, general & administrative expenses grew by 12% or $9,821 from $83,926 in 2000 to $93,747 in 2001. While selling, general and adminstrative expenses as a percentage of revenue remained constant, the main factor driving the dollar increase was a provision for doubtful accounts of $1,982 recorded in the first quarter relating to receivables due from Bridge Information Systems, Inc., which filed for bankruptcy in February 2001.

     EBITDA for the nine months ended September 30, 2001 increased from $65,991 in 2000 to $82,065 in 2001, an increase of $16,074 (24%). The increase was primarily due to the growth in revenue and the inclusion of a full nine month’s results for the Data Broadcasting Corporation business in 2001.

     Operating income for the first nine months of 2001 increased from a loss of $744 in 2000 to an operating profit of $12,725 in 2001. The increase in operating income was primarily due to the higher revenue and lower cost of sales as discussed above, being partially offset by higher depreciation and amortization, as a result of the Merger.

     The Company disposed of its equity interest in MarketWatch in December 2000. As a result there was no equity in loss from this investment in 2001, compared with a loss of $45,776 in 2000.

     Other income, net, for the nine months ended September 30, 2001 increased from $591 in 2000 to $2,383. This increase was mainly due to higher invested cash balances in 2001 as compared to 2000.

     The Company’s effective tax rate for the first nine months of 2001 was 65%. The difference between the statutory tax rate and the Company’s effective tax rate is primarily due to amortization expense deducted for financial reporting purposes but which is not deductible for federal and state tax purposes.

     The Company generated net income of $5,350 in the nine months ended September 30, 2001 compared with a net loss of $41,244 for the comparable period in 2000. This was due to the elimination of the equity losses in MarketWatch, which were partially offset by income taxes moving from a benefit in 2000 to an expense in 2001.

     Basic weighted average shares outstanding grew by 9% due to the shares associated with the Merger, which were issued on February 29, 2000.

PRO FORMA RESULTS

     The pro forma amounts reflect the results as if the Merger had been completed on January 1, 2000, excludes the results of FNS which was sold in January, 2001 and excludes the equity losses in MarketWatch which was sold in January 2001.

- Three Months

     On a pro forma basis, total revenue increased by $3,431 (4%) in 2001 compared with the same period in the prior year. Growth of $6,438 (9%) in the institutional business segment came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Interactive Data’s US business. The growth was somewhat reduced by the strength of the US dollar which adversely impacted the Company’s UK sterling denominated revenues. eSignal revenues declined by $321 (-4%) due to the difficult market conditions for traders. There was a decline of $2,686 (-55%) in the broadcast delivery part of the retail business segment, which is expected to continue, as customers shift to online products.

     Cost of services for the third quarter declined by 5% from $26,834 in 2000 to $25,433 in 2001. Costs of services as a percentage of revenue for the third quarter declined from 33% to 30%. This reduction was due primarily to the continuing work to streamline the institutional and retail operations.

     Selling, general & administrative expenses for the third quarter grew by 4% or $1,047 from $28,994 in 2000 to $30,041 in 2001.This increase was primarily due to higher sales commissions. Selling, general & administrative expenses as a percentage of revenue remained constant at 35%.

     EBITDA for the third quarter increased from $26,028 in 2000 to $29,813 in 2001, an increase of $3,785 (15%). This increase was due to the increased revenue and the reductions in costs discussed above.

     Operating income for the third quarter improved from $1,385 in 2000 to $8,915 in 2001. This improvement was due to the results discussed above combined with lower depreciation and amortization.

- Nine Months

     On a pro forma basis, for the nine months ended September 30, 2001, total revenue increased by $11,808 (5%)in 2001 compared with the same period in the prior year. Growth of $18,263 (9%) in the institutional business segment came from continuing strong sales of data products to new customers in the core FT Interactive Data and CMS businesses and solid growth from redistributors in FT Interactive Data’s US business. The growth was somewhat reduced by the strength of the US dollar which adversely impacted the Company’s UK sterling denominated revenues. eSignal revenues grew by $3,252 (14%) despite the difficult market conditions for traders. There was a decline of $9,707(-54%) in the broadcast delivery part of the retail business segment, which is expected to continue.

     Cost of services for the first nine months declined by 8% from $84,566 in 2000 to $77,689 in 2001. Costs of services as a percentage of revenue for the nine months declined from 35% in 2000 to 31% in 2001. This reduction was due primarily to the continuing work to streamline the institutional and retail operations.

     Selling, general & administrative expenses for the first nine months grew by 3% or $3,119 from $90,628 in 2000 to $93,747 in 2001. Selling, general & administrative expenses as a percentage of revenue remained constant at 37% for both years.

     EBITDA for the nine months ended September 30, 2001 increased from $66,499 in 2000 to $82,065 in 2001, an increase of $15,566 (23%). This increase was due to the increased revenue and the reductions in costs discussed above.

     The operating results for the nine months ended September 30, 2001 improved from a loss of $7,181 in 2000 to an operating profit of $12,725 in 2001. This improvement was due to the results discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the first nine months increased by $13,244 from $51,378 in 2000 to $64,622 in 2001. This was due to improved operating results being partially offset by higher working capital requirements.

     Cash provided by investing activities for the first nine months of 2001 was $35,790, compared with an outflow of $21,531 in 2000. In 2000 the outflow was made up of an additional investment in MarketWatch, and the purchase of ITEX (FIT) Limited being partially offset by cash acquired at the time of the Merger. As a result of the sale of FNS, the disposal of the Company’s investment in MarketWatch, in January 2001, and the Company’s sale of its investment in SportsLine.com, Inc., the Company received net proceeds of $43,224 in 2001.

     The Company invested $8,153 in the first nine months for property and equipment, compared with $12,363 in the prior year’s corresponding period. The decrease was due to lower investment in technology as a result of the slow down in the internet-based businesses, which were in a growth phase in the corresponding period in 2000.

     Cash used in financing activities for the first nine months of 2001 was $46,874 compared to $6,138 in the prior year’s corresponding period. The 2000 outflow was due to the reorganization of FT Interactive Data Corporation and its subsidiaries prior to the Merger and settlement of intercompany balances with Pearson. The 2001 outflow was due to the distribution of the proceeds from the sale of MarketWatch as a dividend to shareholders, and a buyback program of the Company’s stock, being partially offset by the proceeds from the exercise of common stock options.

     Management believes that cash generated by operating activities, together with its existing cash, are sufficient to meet the needs of the Company for the foreseeable future.

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

FORWARD LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company’s business include the following:

•	The presence of competitors with greater financial resources and their strategic response to the Company’s services and products.

•	Changes in technology, which could affect the competitiveness of the Company’s products and services.

•	A decline in activity levels in the securities markets, which could lower demand for the Company’s products and services.

•	Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidation could lower demand for the Company’s products and services.

•	Prolonged outage at one of Company’s data centers. While the Company employs high reliability hardware at its data centers, a prolonged outage at one of its data centers could have a material impact on the Company’s revenues and financial condition.

•	The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

•	The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company’s traditional “active-trader” market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of risks, primarily related to fluctuation in foreign currency exchange rates. There have been no material changes in market risk exposures since December 31, 2000.

INTERACTIVE DATA CORPORATION

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

     Early in 2001, seven lawsuits were filed by various shareholders of the Company against the Company’s directors, the Company’s majority shareholder, and in several instances against the Company’s chief financial officer. These actions have been consolidated in the Delaware Chancery Court for New Castle County under caption of IN RE DATA BROADCASTING CORPORATION DERIVATIVE LITIGATION: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). The Company is named as a nominal defendant on the theory that the plaintiff shareholders are really suing on its behalf and for its benefit.

     The Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch to Pearson as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company’s majority stockholder. Plaintiffs seek to have Pearson and the Company’s directors “account to the Company” for the damages that the Company allegedly sustained by reason of an unduly low sale price.

     Defendants’ response to the Derivative Action is due on November 19, 2001. The Company expects to contest the allegations against it and its directors vigorously.

Item 6.   Exhibits and Reports On Form 8-K.

            a.   EXHIBITS — None

            b.   REPORTS ON FORM 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: November 8, 2001	By:	/s/ Stuart J. Clark Stuart J. Clark President and Chief Executive Officer

Dated: November 8, 2001	By:	/s/ Steven G. Crane Steven G. Crane Chief Financial Officer