Form 10-K
period 2001-12-31
INTERACTIVE DATA CORP/MA/
filed 2002-03-25
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 11, 2002, the aggregate market value of the Common Stock of the Registrant (based upon the closing transaction price) on such date held by non-affiliates of the Registrant was approximately $536,054,886.

      As of March 11, 2002, there were shares 90,778,310 of Common Stock of the Registrant outstanding.

Documents Incorporated by Reference

      Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held in May 2002 are incorporated by reference into Part III hereof.

PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market and Prices for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-2.4 Asset Sale & Purchase Agreement
EX-3.1 Amended Certificate of Incorporation
2001 Employee Stock Purchase Plan
EX-10.9 2001 Amendment to Emp Stock Purchace Plan
EX-10.10 Rules of Interactive Data UK 8h Opt Plan
EX-10.11 Management Services Agreement
EX-10.12 The Pearson Reward Plan
EX-10.13 Rules of the 1998 Exec Sh Option Plan
EX-10.14 Rules of the 1992 Exec Share Option Plan
EX-10.15 Pearson Executive Share Option Plan 1998
EX-10.16 Pearson Annual Bonus Share Matching
EX-10.17 Pearson, Inc. Excess Svngs Invest Plan
EX-10.18 Pearson, Inc. Supp Exec Retirement Plan
EX-21 Subsidiaries
EX-23 Consent of PricewaterhouseCoopers LLP

PART I

Item 1.     Description of Business

      Interactive Data Corporation, directly and through its subsidiaries, (the “Company”), is a leading global provider of financial and business information to institutional and retail investors. The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time sensitive pricing, dividend, corporate action, and descriptive information as well as fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the business are its extensive database expertise and technology resources.

      The Company delivers real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies for trading, analysis, portfolio management and valuation.

      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,423,949 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation which continues to be the Company’s major institutional services subsidiary.

      The Merger has been accounted for as a reverse acquisition. Accordingly, the historical financial statements of FT Interactive Data Corporation are the historical financial statements of the Company.

      On June 15, 2001, after stockholder approval, the Company changed its name from Data Broadcasting Corporation to Interactive Data Corporation. In connection with its name change, the Company changed its trading symbol from DBCC to IDCO. The Company’s common stock is traded on The NASDAQ National Market and began trading under the IDCO trading symbol on June 20, 2001.

      In addition, in 2001 the Company sold several investments and businesses for aggregate proceeds of approximately $43.2 million and in January 2002, the Company acquired the Securities Pricing Services of Merrill Lynch, Pierce, Fenner & Smith Incorporated for $48.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Overview

      The Company operates in two business segments:

(1) Institutional services, and

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

      The Retail Investor services segment provides streaming, real-time, continuously updating financial data over the Internet (through its eSignal® division) and via broadcast technology to individual and professional investors and traders. This segment provides market quotes for stocks, options and futures, as well as charts, news, research, alerts, analytics and decision support tools.

      For the last three years, total revenue contributed by the Company’s operating segments was as follows (see Note 18 to the consolidated financial statements for additional financial information about the Company’s segments):

	2001	2000	1999

	(In thousands)
Institutional Services	$294,440	$269,943	$188,956
Retail Investor Services
eSignal	35,392	27,427	—
Broadcast	10,170	16,768	—

Total Retail	$45,562	$44,195	$—
Total	$340,002	$314,138	$188,956

      The Company derives a significant amount of its revenues from outside the United States (see Note 18 to the consolidated financial statements for information regarding such revenues and foreign assets). The Company is subject to currency fluctuation and risks due to political, social, regulatory, tax and economic structures of other countries.

Institutional Services Segment

      The Company operates under two brands in the Institutional services segment of its business, FT® Interactive Data and CMS BondEdge®.

     FT® Interactive Data

      FT Interactive Data is a leading provider of financial data. It collects, maintains and models global data on over 3.5 million securities, including a wide range of equities, commodities, derivative instruments and fixed income securities that are traded in numerous national and international markets. FT Interactive Data’s customers include many of the world’s leading financial institutions. Proprietary data delivery products provide customers with data, which is electronically delivered in a convenient, timely and reliable manner. FT Interactive Data plays an important supporting role in many areas of the financial information market, including:

•	post-transaction portfolio evaluation, where customers focus on valuing and administering securities;

•	post-transaction back office functions, in which purchases and sales of securities are finalized and customers prepare account statements for themselves and their clients; and

•	investment research, which helps customers determine whether and when to buy and sell securities.

In order to meet its customers’ needs for comprehensive global service, FT Interactive Data operates in three main geographic regions: North America, United Kingdom/ Europe and Asia/ Pacific.

     Services

     Data

      FT Interactive Data collects and calculates information on over 2.5 million fixed income securities traded around the world. The coverage includes North American corporate, government and agency fixed income issues, municipal bonds, pass-through securities and structured finance securities. For non-North American issues, FT Interactive Data covers convertibles, debentures, Eurobonds, government and corporate bonds and loan capital. The data for these issues includes pricing, call and sinking fund, called announcements, descriptive data, interest payments, original issue discount and reorganization data.

      FT Interactive Data also collects and creates databases of information on most equities traded on exchanges around the world. The data includes pricing, capitalization changes and dividends, descriptive data, earnings and shares outstanding and reorganization announcements. FT Interactive Data is a provider of index and constituent data to the global investment markets, supplying a wide range of indices.

      FT Interactive Data stores this data in a variety of databases to offer clients up to 34 years of history. This data is valuable to clients who need to perform a variety of analyses including investment and risk analyses.

     Data Delivery Services

      FT Interactive Data provides data to customers using various delivery applications that are designed to deliver its data to clients in a timely and reliable manner. These delivery services provide online access to a client via their PC using a dial-up modem or a Web connection. The Company also delivers data via a mainframe computer link that is used to deliver large amounts of data over high-speed communication lines.

     Marketing Strategy

      FT Interactive Data markets its services through a dedicated sales force located in the US, Europe and Asia Pacific. The sales force is supported by a promotional campaign focused on direct mail, trade shows and advertising in trade publications. Programs are specialized to the US, European and Asian markets. Most of the services are sold on a subscription basis for a one-year initial term, with automatic renewal unless terminated.

      Under a license with The Financial Times Limited, an affiliate of Pearson, which indirectly owns approximately 60% of the Company’s outstanding common stock, the Company uses the “FT” brand in conjunction with the activities of its institutional activities on a global basis. The Company believes that the use of the FT brand helps FT Interactive Data compete more effectively due to the global recognition of the Financial Times® and FT® marks which are actively promoted in relation to the newspaper and its Internet services. This license has a five year term that commenced in March 2001 and renews annually thereafter until terminated, and is subject to certain restrictions.

      The Company believes that FT Interactive Data’s strength in the post-trade segment of the financial information market is due in part to its ability to be a “full service provider” of data. This entails evaluating most, if not all, fixed income securities that are central to FT Interactive Data’s customers’ businesses, not just one type of security or only those that are widely traded.

     Customers and Competition

      FT Interactive Data supplies data directly to several thousand separate organizations including major banks, brokerage firms and investment management firms. Most of FT Interactive Data’s customers purchase data to support their own operational needs.

      Redistributors extend FT Interactive Data’s reach to smaller institutional and individual investors. Unlike the institutional end-user customers described above, these redistributors use their own delivery systems, or serve as the interface between their clients and FT Interactive Data’s delivery systems, to redistribute the data provided by FT Interactive Data.

      FT Interactive Data also operates within the securities research segment of the financial information market, providing securities index data to the global investment markets. Stockbrokers, trustees, fund managers and consultants use this data to conduct benchmarking, risk analysis, fund tracking, performance measurement and attribution and trading activities.

      In a competitive environment, FT Interactive Data endeavors to be “one stop” for customers’ equity and fixed income data needs. FT Interactive Data’s main competitors include six large global suppliers of news and financial data and many smaller suppliers that compete in a variety of geographic and niche markets. FT Interactive Data also faces competition from large broker dealers, which trade fixed income securities. Coverage of securities, accuracy of data, timeliness and reliability of data delivery and customer support are the primary competitive factors seen in this marketplace and the Company believes it competes favorably in each of these areas.

     Technical Infrastructure

      FT Interactive Data’s technological infrastructure is designed to service the needs of its customers. Mainframe processors located in Waltham, Massachusetts and London are used to process securities history and daily pricing data. Fault-tolerant processors located in Hong Kong; London; Melbourne, Australia; New York City; and Waltham, Massachusetts, process real-time feeds from securities exchanges around the world. UNIX machines located in each of these data centers are used to collect and deliver data.

      Also, at each data center, FT Interactive Data uses what it believes to be state-of-the-art disk storage devices that are configured to provide optimum speed and reliability.

     CMS BondEdge®

     Services

      BondEdge is a Windows®-based fixed income portfolio analytic system which provides risk management, regulatory reporting and compliance tools. BondEdge portfolio applications include extensive quantitative risk measures, standard and custom reports, what-if analyses, bond index comparisons, tracking analysis, cash flow and total return simulations, performance measurement, performance attribution and total return optimization.

      BondEdge is sold to institutional fixed income portfolio managers on both the buy-side and the sell-side. The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with major third-party accounting and asset/ liability software packages to eliminate duplicate data entry and to improve accuracy and efficiency within an organization.

     Marketing Strategy

      In North America, the Company markets BondEdge as CMS BondEdge, an affiliate of FT Interactive Data. In 2001, the Company introduced BondEdge under the FT Interactive Data brand outside North America to leverage off the strength of the FT brand in Europe. The target market for the BondEdge product is the institutional fixed income portfolio manager who invests in a broad range of security types that require specialized modeling. End-users at a client site are typically portfolio managers, quantitative research analysts and institutional brokers.

      CMS BondEdge targets the premium end of the market. With over 500 institutional investment firms, banks, insurance companies, and brokerage houses in North America who use BondEdge, CMS BondEdge believes it has a strong position in the North American market.

      BondEdge is marketed through advertising, highly targeted trade shows specific to fixed income analysis, direct mail and a dedicated sales force that provides on-site or remote product demonstrations via the Internet. CMS BondEdge also hosts its own annual fixed income conference for clients and prospective clients. BondEdge is a subscription-based, modular service.

     Customers and Competition

      A specialist service, CMS BondEdge has five to six main competitors of various sizes. Competition focuses on service reputation, sophistication of analysis, type of securities analyzed, flexibility of reporting and customer service. The Company believes it competes favorably in each of these areas.

     Technical Infrastructure

      BondEdge clients have access to daily market data updates via the Internet to facilitate accurate analytic calculations and reports, with a flexible array of deployment options.

Retail Investor Services Segment

      The Retail Investor services segment, operating through the Company’s eSignal division, provides streaming, real-time financial market information and decision support tools over the Internet and via satellite and leased lines. The financial data and support tools include stock and commodity market quotes, equity analytics, financial news and information, access to historical databases, customizable portfolio tracking, exclusive news coverage and commentary and historical and technical charting.

     Services

      eSignal’s services are targeted to active and professional traders and contain streaming, real-time securities prices for more than 600,000 securities from all major domestic markets and several international exchanges. These services include pricing data for equities, mutual funds, options, bonds, futures, commodities, indices and foreign exchange rates. The datafeed also contains news headlines from Dow Jones, Reuters U.S. Company News, Options News Exchange and Futures World News.

     Internet Based Services

      eSignal® delivers continuously updating, real-time securities prices from its datafeed using “active push‘® technology on the Internet. In addition, eSignal provides portfolio features, charting and news and news retrieval capabilities as well as Nasdaq Level II Market Maker information, over-the-counter bulletin board stock quotes and access to online trading. For futures traders, eSignal provides a streaming, real-time market data solution that covers all known U.S. futures exchanges, including the Chicago Mercantile Exchange’s E-Minis and nearly 800 other market indices. eSignal’s Market Scanners screen the market in real time, including the entire database of stocks from the NYSE, AMEX and Nasdaq exchanges and provides flexible user-defined searches that allow investors to view market activity in real-time by exchange, price range and volume. eSignal’s Market Scanners provide the ability to view the market by sector and industry, conduct pre-market searches and identify which stocks are rallying during critical intraday market periods.

      eSignal also offers a sophisticated, real-time financial market data solution for small-to-mid-size institutional money managers, brokers, hedge funds, corporation and banks via its eSignal Pro product. Delivered via an ASP (Application Service Provider) model, eSignal Pro simplifies the process of installing and maintaining a market data network and eliminates the end users’ need to manage complicated telecommunications networks and vendor related servers. eSignal Pro provides real-time equity, futures, options and fixed income pricing at competitive prices.

      Trading Techniques, Inc., part of the eSignal division, is the developer of Advanced GETTM, a graphical charting service equipped with a full set of technical analysis tools used by active and institutional traders. Advanced GET maintains one of the most complete sets of standard studies available on the market and offers a rule-based process to trading the markets that utilizes a unique mixture of standard, specialized and proprietary indicators to allow for an “eyes open” approach to the market. Advanced GET was one of the first services to provide objective Elliott Wave analysis and currently offers one of the fastest and most powerful computerized Elliott Wave models available.

      eSignal continues to integrate with many direct access trading platforms. This capability allows eSignal subscribers to execute trades with a single click. They can then populate a trading ticket and with direct access trading through multiple electronic communications networks (also know as ECNs), execute the trade.

     Broadcast Based Services

      Through its eSignal division, the Company also provides a variety of real-time services using broadcast technology. Since broadcast based technology services are declining, eSignal does not invest in marketing these products.

     Marketing Strategy

      eSignal is marketed through advertising, marketing alliances, third party developer relationships, seminars, trade shows, email, direct mail and referrals. Advertising is used to generate telephone calls to sales representatives. In addition, the Company has developed marketing alliances with online brokers that market eSignal’s Internet-delivered products to their customers. eSignal also encourages third-party software developers to write trading system software that is integrated with eSignal’s systems. In addition, eSignal conducts product seminars, direct mail campaigns and provides incentives to existing subscribers for referrals.

     Customers and Competition

      eSignal services active and professional investors. These clients seek real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof. The target market for the real-time services of eSignal consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

      eSignal competes mainly in the high quality, higher price segment of its market. eSignal faces competition primarily from six competitors that offer equivalent products and services. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price, and the Company believes it competes favorably in each of these areas.

     Technical Infrastructure

      Over the years, eSignal has blended technologies to create one of the largest, most flexible networked data transmission systems dedicated to its investor services. Built internally by the eSignal team, the Company’s data delivery technology, TurboFeedTM, is an IP multicast backbone that delivers real-time, streaming market data directly from the exchanges. This technological infrastructure provides two completely redundant ticker plant facilities with multiple, geographically dispersed server farms, fed with live data from direct, redundant connections with the NYSE, AMEX, Nasdaq, Canadian, North American and European Futures and U.S. Options exchanges. Once the data from the ticker plants are received and consolidated, a highly compressed and proprietary datafeed is produced and distributed via multiple technologies to the client. News services and market commentary are also processed in this manner.

      eSignal’s ticker plants are manned 24 hours per day, 7 days a week. Its two locations are in Hayward, California and Salt Lake City, Utah. Either site can immediately function as a primary site in the event of a system failure, equipment problem or regional disaster. User connections are load balanced among both sites. In the event of a complete site failure, the remaining site has the capacity to handle the additional load.

Intellectual Property

      The Company maintains a portfolio of intellectual property, including registered and common law trademarks and service marks, copyrights and patents, all of which are integral to the Company’s business. Collectively, the Company and its divisions and subsidiaries claim more than 50 trademarks and service marks. The Company places significant emphasis on its branding and considers its trademark and service mark portfolio to be an important part of its ongoing branding campaign. In addition, the Company owns the copyrights to its internally developed software applications and data delivery services. The Company currently has four United States patents issued and one United States patent application pending. The Company also has four foreign patents issued.

      The Company operates primarily under license agreements, both with its customers and suppliers of data. FT Interactive Data’s standard customer contracts generally provide for a one year initial term and annual renewal thereafter, until terminated. CMS BondEdge and eSignal clients sign either monthly or annual contracts. While the Company does not believe that the termination of any one customer contract would have a material adverse effect on the Company, the termination of a significant number of customer contracts could result in a material adverse affect on the Company’s business. In addition, the termination of any license with a major supplier, such as the New York Stock Exchange, could greatly disrupt the Company’s operations.

Employees

      The Company employed 1,516 people as of December 31, 2001, none of whom are represented by a collective bargaining unit. The Company believes that its relationship with employees is good.

Backlog

      Given the nature of the Company’s business, the Company has no material backlog of orders.

Regulation

      The Federal Communications Commission (“FCC”) regulates the broadcasting of satellite, FM-SCA and other airwave transmissions in the United States. The FCC has licensed the Company to transmit data from its uplink facilities in Salt Lake City, Utah. Although the Company uses its FCC license to transmit data to third-party satellites for further transmission, the loss of such license would not be expected to have a long-term material adverse effect on the Company because of other transmission alternatives.

      DBC Securities Inc., a subsidiary of the Company, is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and various state securities commissions and is also subject to regulation by the National Association of Securities Dealers, Inc., of which it is a member.

      FT Interactive Data is registered with the SEC as an investment advisor. As such it is subject to regulation under the Investment Advisors Act of 1940.

Item 2.     Properties

      The Company owns no real estate but leases the following principal facilities for use as corporate headquarters, sales offices and data centers:

	Operating	Square	Current
Location	Unit	Feet	Annual Rate	Expiration Date

New York, NY	Institutional	87,304	$1,922,908	May 2013
New York, NY	Institutional	27,386	$857,181	November 2009
Bedford, MA	Corporate	80,349	$1,522,082	July 2006
Boston, MA	Institutional	11,910	$464,490	February 2005
Waltham, MA	Institutional	32,535	$512,348	September 2005
Chicago, IL	Institutional	3,689	$55,335	September 2004
Los Angeles, CA	Institutional	600	$34,200	October 2002
Los Angeles, CA	Institutional	25,703	$703,200	October 2002
Hong Kong, PRC	Institutional	741	$20,262	April 2003
Melbourne, Australia	Institutional	4,828	$45,901	November 2005
Singapore	Institutional	743	$21,399	December 2002
Hayward, CA(1)	Retail	60,000	$942,972	June 2013
Salt Lake City, UT	Retail	17,196	$302,772	December 2003
London, England	Retail	5,940	$88,000	November 2008
Akron, OH	Retail	6,500	$154,992	September 2003
London, England	Institutional	65,000	$1,330,775	April 2010

	Operating	Square	Current
Location	Unit	Feet	Annual Rate	Expiration Date

Edinburgh, Scotland	Institutional	5,200	$100,707	August 2006
Avon, CT	Institutional	2,546	$43,282	June 2002
Dublin, Ireland	Institutional	4,000	$83,443	March 2005
Luxembourg	Institutional	2,500	$95,040	May 2002

(1)	Certain of this space has been sublet under agreements of various terms.

      The Company believes its facilities are adequate for its current operations.

Item 3.     Legal Proceedings

      Derivative Action — Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors, Pearson Longman and Pearson. These actions have been consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company is named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders are allegedly suing on its behalf and for its benefit.

      The Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch.com, Inc. (“MarketWatch”) to Pearson, the parent company of the Company’s majority stockholder, as having been consummated at an allegedly inadequate price due to the supposedly undue influence of Pearson as the Company’s majority stockholder. Plaintiffs seek to have Pearson and the Company’s directors “account to the Company” for damages that the Company allegedly sustained by reason of an unduly low sale price.

      The Company and its directors have answered the consolidated complaint, and discovery has just commenced. The Company expects to contest the allegations against it and its directors vigorously.

      Heartland Litigation — On January 14, 2002, two stockholders (the “Nagels”) of two municipal bond mutual funds (the “Heartland High Yield Funds”) sponsored by The Heartland Group, Inc. filed suit against those funds, their corporate sponsors, their advisors and their independent auditors. The complaint, which is pending in Federal court in the Eastern District of Wisconsin under the caption Robert L. Nagel, et al. v. The Heartland Group, Inc., et al. (E.D. Wis. Civil Action No. 01-C-1004), closely tracks a consolidated class action complaint that reflects the fraud, misrepresentation and negligence claims of 21 individual stockholders against the same defendants. Unlike the consolidated class action complaint, however, the Nagels have also named the Company as an additional defendant in their separate action. The claim against the Company is that it allegedly was negligent, in an unspecified way, in its provision of securities prices to the Heartland High Yield Funds and that its negligence allegedly contributed to a sharp drop, in October 2000, in the net asset values of those funds. The Company intends to contest the viability of being named as an additional defendant without any particularization of its alleged misconduct. If the Company is deemed to have been properly named a defendant in the separate Nagel action, it expects to contest the allegations against it vigorously.

      In addition to the matters discussed above, the Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	Market and Prices for Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      The Company has two classes of authorized stock: 200 million shares of common stock, $0.01 par value, of which 90,245,419 were outstanding as of December 31, 2001, and 5 million shares of preferred stock $0.01 par value, none of which has been issued.

      At the Annual Meeting of the Company held on June 15, 2001, holders of a majority of the Company’s common stock approved a proposal to amend the Certificate of Incorporation to change the Company’s name from Data Broadcasting Corporation to Interactive Data Corporation. The Corporation’s common stock is traded on The Nasdaq National Market and effective as of June 20, 2001, it trades under the trading symbol IDCO.

      As of March 11, 2002, there were 1,569 holders of record of the Company’s common stock, and the Company believes it had approximately 20,000 beneficial owners of its common stock.

      In January 2001, the Company paid a special dividend of $0.29 per share, or an aggregate amount of $26,871,000, related to the proceeds received from the sale of the Company’s investment in MarketWatch. The Company currently intends to retain future earnings, if any, for the development of the Company’s business and does not anticipate paying cash dividends on the Company’s common stock in the foreseeable future. Future determinations by the Company’s board of directors to pay dividends on the Company’s common stock would be based primarily upon the financial condition, results of operations and business requirements of the Company. Dividends, if any, would be payable in the sole discretion of the Company’s board of directors out of the funds legally available therefore.

      The range of closing prices for the common stock of the Company as reported by Nasdaq for each quarterly period since the first quarter of 2000 is shown below.

	High	Low

2001:
Quarter Ended March 31	$7.59	$3.69
Quarter Ended June 30	$10.25	$6.50
Quarter Ended September 30	$13.10	$9.65
Quarter Ended December 31	$15.00	$12.67

	High	Low

2000:
Quarter Ended March 31	$11.38	$7.44
Quarter Ended June 30	$7.13	$4.03
Quarter Ended September 30	$5.81	$3.00
Quarter Ended December 31	$4.41	$2.44

      The average of high and low bid quotations on March 11, 2002 was $17.05 and $16.65.

Item 6.     Selected Financial Data

      The following selected historical consolidated financial information for each of the years ended December 31, 1997 through 2001 has been derived from the Company’s consolidated financial statements and represents the historical consolidated financial information of FT Interactive Data prior to the Merger and the combined Company subsequent to the Merger. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Company, included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the Company’s consolidated financial statements and related notes included herein.

	As of and For the Year ended December 31,

	2001	2000(1)	1999	1998	1997

	(In thousands, except per share amounts)
Revenues	$340,002	$314,138	$188,956	$153,677	$140,534
Income (loss) from operations	25,653	(3,091)	17,604	(30)	(5,373)
Net income (loss)	4,312	(143,472)	6,197	(3,215)	(6,944)
Net income (loss) per share
Basic	.05	(1.68)	.11	(.06)	(.12)
Diluted	.05	(1.68)	.11	(.06)	(.12)
Weighted average shares
Basic	90,844	85,560	56,424	56,424	56,424
Diluted	92,510	85,560	56,424	56,424	56,424
Total assets	697,983	742,090	452,702	295,048	288,687
Stockholders’ equity	582,667	622,512	340,953	221,736	214,695
Cash dividends declared per common share	.29	—	—	—	—

(1)	Results for 2000 include equity in the losses from MarketWatch of $67,229 and an other than temporary loss in MarketWatch of $141,844.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

      The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the Company’s consolidated financial statements included herein.

General

      The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time sensitive pricing, dividend, corporate action and descriptive information for more than 3.5 million securities. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the business are its extensive database expertise and technology resources.

      The Company delivers real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies for trading, analysis, portfolio management and valuation.

      The Company operates in two business segments:

      Institutional services — delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

      Retail Investor services — delivery of real-time financial market information and decision support tools to retail customers.

      The services provided by the Company include the following:

     Institutional services:

      FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on securities from all over the world.

      CMS BondEdge provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

     Retail investor services:

      The Internet based services offer real-time, Internet delivered subscription quote service for serious traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

      The Company’s broadcast services deliver real-time quotes to communication devices that rely on FM subcarriers, satellite and cable television or telephone lines.

     Market trends:

      In the core institutional services market, revenues from the FT Interactive Data business have remained relatively resilient in the current uncertain market conditions. The Company believes that this is because much of the data supplied by the Company is mission critical to its customers. The major cause for loss of revenue in this segment is when financial institutions merge and look to gain synergies by combining their operations, removing the need for two data sources. There is a trend in North America for major financial institutions to outsource their back office accounting operations for the valuation of their security holdings and portfolios to service bureaus and custodian banks. The Company has established a relationship with these service bureaus and custodian banks, is a major data supplier to these institutions and expects to benefit from their growth.

      The Company’s CMS BondEdge division saw a slowdown in sales primarily attributable to cost cutting across financial institutions, and some business fall-out from the events of September 11th. Growth in the institutional market will come from the Company’s ability to expand its data content offerings to meet the needs of its clients, as they prepare for the introduction of Straight Through Processing and settling trades within one day, planned by the industry to occur by mid-2005. In addition, the Company will look to expand its market share in the burgeoning single European market. On January 31, 2002, the Company completed its acquisition of the Securities Pricing Service business of Merrill Lynch, Pierce, Fenner & Smith Incorporated for an aggregate consideration of $48,000, which will allow the FT Interactive Data business to expand its client base and enhance its pricing and coverage of fixed income securities.

      In the Company’s retail investor services segment, the eSignal product continued to strengthen its position as a leading financial data provider for retail and professional investors. After a decline in subscribers through the end of September 2001, the Company experienced net growth in each of the final three months of 2001, and this growth has continued in 2002. The Company expects the introduction of European real-time streaming financial market data to help enhance the prospects for eSignal in this region.

Results of Operations

Selected Financial Data

	For the Years Ended December 31,
	2001	2000	1999

	(Amounts in thousands, except for per
	share information)
Revenues
Institutional	$294,440	$269,943	$188,956
Retail:
eSignal	35,392	27,427	—
Broadcast	10,170	16,768	—

TOTAL REVENUES	340,002	314,138	188,956
Cost of Services	103,618	105,524	55,031
Selling, General & Administrative	122,066	116,091	77,743

EBITDA(1)	114,318	92,523	56,182
Depreciation	13,139	12,671	6,681
Amortization	75,526	82,943	31,897

INCOME (LOSS) FROM OPERATIONS	25,653	(3,091)	17,604
Equity in loss from MarketWatch.com, Inc.	—	(67,229)	—
Other than temporary loss in MarketWatch.com, Inc.	—	(141,844)	—
Other income, net	2,882	1,170	241

INCOME (LOSS) BEFORE INCOME TAXES	28,535	(210,994)	17,845
Income tax expense (benefit)	24,223	(67,522)	11,648

NET INCOME (LOSS)	$4,312	$(143,472)	$6,197

NET INCOME (LOSS) PER SHARE
Basic	$0.05	$(1.68)	$0.11
Diluted	$0.05	$(1.68)	$0.11
Weighted average shares outstanding:
Basic	90,844	85,560	56,424
Diluted	92,510	85,560	56,424

(1)	“EBITDA” is defined as net income before other income, net, income taxes, depreciation and amortization expense, equity from losses of MarketWatch.com, Inc. (“MarketWatch”) and other than temporary loss in MarketWatch. EBITDA is presented because it is a widely accepted indicator of funds available to business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

     2001 versus 2000

      The Company’s results for 2001 include a full year of results for both the FT Interactive Data business and the Data Broadcasting Corporation (“DBC”) business, while the results for 2000 include the operating results of the FT Interactive Data business from January 1, 2000 and the operating results of the DBC business from February 29, 2000. The Company’s results for 2000 also include results from the Federal News Service (“FNS”) business, which was sold on January 10, 2001 and its equity in the losses of MarketWatch and the other than temporary loss on the MarketWatch investment.

      Revenue for the institutional services business increased by 9% in 2001 over 2000. The increase reflects strong growth in the FT Interactive Data business and the inclusion of the CMS BondEdge business for a full year in 2001, being partially offset by the sale of the FNS business in January 2001. The Company experienced significant growth, in part due to the continuing expansion of the mutual fund industry in North America, with the number of funds continuing to grow. In addition, the Company continues to increase market share for its fixed income evaluated pricing service, and experienced strong growth from data provided to service bureaus and custodian banks. The growth was adversely affected by foreign exchange due to the strength of the US dollar over the UK pound. Excluding the effects of foreign exchange, revenue for the institutional services business grew by 11%. Revenue for the retail investor services eSignal business grew by 29%, primarily reflecting the inclusion of this business for a full year in 2001. The Company’s broadcast business declined by 39%, due to customers migrating to the Company’s Internet product, despite the inclusion of an additional two months of operating results in 2001.

      Cost of services decreased by 2% in 2001 over 2000. The decrease was mainly due a combination of the sale of the FNS business and cost cutting measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast and eSignal businesses, being partially offset by an additional two month’s costs following the Merger. Cost of services as a percentage of revenue declined from 34% in 2000 to 30% in 2001. The main reasons for this decline were the cost reductions made in the Company’s retail investor services business referred to above and the sale of the FNS business. Selling, general and administrative expenses as a percentage of revenue decreased from 37% in 2000 to 36% in 2001. The main reason for this decrease was the decline in marketing and sales expenditures in the Company’s retail investor services business, combined with synergies from merging the central functions of DBC with those of FT Interactive Data.

      EBITDA increased from $92,523 in 2000 to $114,318 in 2001, an increase of 24%. This increase was due to the revenue growth in the Institutional Services business and improved margins in both the Company’s business segments combined with the contribution from an additional two months of operating results from the DBC businesses. In addition, the Company continued to benefit from the synergies realized from combining the businesses of Muller Data® Corporation, MuniView® and Valorinform (the “Acquired Businesses”) (see Note 5 to the consolidated financial statements) with FT Interactive Data and as a result of the Merger (see Note 3 of the consolidated financial statements).

      Income from operations increased from a loss of $3,091 in 2000 to income of $25,653 in 2001. The increase in income from operations was due to the factors discussed above and lower amortization charges.

      Income before taxes increased from a loss of $210,994 in 2000 to income of $28,535 in 2001. The main reasons for the increase were that in 2000 the Company had an equity loss from its investment in MarketWatch of $67,229. In addition, on December 27, 2000, the Company announced the sale of its 34.4% ownership in MarketWatch to Pearson for $26,888 which resulted in the recognition of an other than temporary loss of $141,844 on the MarketWatch investment. Other income increased from $1,170 in 2000 to $2,882 in 2001. This increase was due primarily to higher invested cash balances in 2001 than in 2000.

      The Company’s effective tax rate changed from a benefit of 32% in 2000 to an expense of 85% in 2001 mainly due to net income in 2001 compared with losses in 2000. The difference between the Company’s statutory tax rate and effective tax rate was primarily due to amortization expense deducted for financial reporting purposes, which is not deductible for federal and state tax purposes.

      The Company generated net income of $4,312 in 2001 compared with a net loss of $143,472 in 2000. This improvement was primarily due to higher revenue and income from operations in 2001 versus 2000 and the significant loss associated with the investment and disposition of MarketWatch in 2000.

      Weighted average diluted shares outstanding grew by 8% due to the inclusion, throughout 2001, of the shares issued in connection with the Merger.

     2000 versus 1999

      The Company’s results for the year ended December 31, 2000 include a full year’s results for FT Interactive Data and the operating results from the DBC business from February 29, 2000. The historical results for the year ended December 31, 1999 include only the FT Interactive Data business. This is due to the Merger.

      Revenue for the institutional services business increased by 43% in 2000 over 1999. The increase was primarily due to the inclusion of the results in 2000 of the Acquired Businesses, which were acquired in the latter half of 1999, the inclusion of DBC, and growth from the core FT Interactive Data business. There are no comparatives for the retail investor services business since FT Interactive Data did not operate in this segment prior to the Merger.

      Cost of services increased by 92% in 2000 over 1999. This increase was due to the inclusion of a full year of operating results from the Acquired Businesses in 2000, and the inclusion of ten months operating results of DBC. Costs of services as a percentage of revenue increased from 29% in 1999 to 34% in 2000. The main reason for this growth was the higher percentage of overall costs associated with cost of services for DBC compared with FT Interactive Data. Selling, general and administrative expenses increased by 49% in 2000 over the comparable period in 1999. This increase was due to the inclusion of the Acquired Businesses and ten months of the operations of DBC. Selling, general and administrative expenses as a percentage of revenue decreased from 41% in 1999 to 37% in 2000. The main reason for this decrease was the lower percentage of these costs associated with the DBC businesses combined with synergies realized from combining the Acquired Businesses with FT Interactive Data and merging the central functions of DBC with those of FT Interactive Data.

      EBITDA increased from $56,182 in 1999 to $92,523 in 2000, an increase of 65%. This increase was partially due to the inclusion of the Acquired Businesses and the inclusion of ten months of DBC’s results. In addition, the increase in EBITDA that is larger than revenue resulted from the synergies realized from combining the Acquired Businesses with FT Interactive Data and merging the central functions of DBC with those of FT Interactive Data, as outlined above.

      Income from operations declined from $17,604 in 1999 to a loss of $3,091 in 2000. The decline in income from operations was due to the inclusion of the amortization of the goodwill and intangibles relating to the Acquired Businesses, and goodwill and intangible amortization arising from the Merger.

      The Company’s pre-tax share of the net losses from MarketWatch, in 2000, totaled $67,229. There was no investment in MarketWatch in 1999. On December 27, 2000, the Company announced the sale of its 34.4% ownership in MarketWatch to Pearson for $26,888. The Company recorded an other than temporary loss of $141,844 on the MarketWatch investment representing the difference between the book value of the investment and the sale price. The sale was consummated in early January 2001 and net proceeds of $26,871 were distributed to stockholders.

      Other income increased from $241 in 1999 to $1,170 in 2000. This increase was due mainly to higher invested cash balances in 2000 than in 1999.

      The Company’s effective tax rate declined from a charge of 65% to a benefit of 32% mainly due to the losses in 2000 compared with net income in 1999. The difference between the Company’s statutory tax rate and effective tax rate is primarily due to amortization deducted for financial reporting purposes which is not deductible for federal and state tax purposes.

      The Company generated a net loss of $143,472 in 2000 compared with net income of $6,197 in 1999. This was due to higher amortization expense, the Company’s share of MarketWatch’s losses, the loss on the write down of the MarketWatch investment and the write off of a discontinued trademark, partially offset by a benefit from income taxes.

      Weighted average shares outstanding grew by 52% due to the shares issued to Pearson on February 29, 2000 in the Merger.

Liquidity and Capital Resources

      Cash provided by operating activities was $93,812, $64,950, and $39,310 in 2001, 2000, and 1999 respectively. The increase from 2000 to 2001 was due to the improved operating results of the Company and improved management of working capital. The increase from 1999 to 2000 resulted from the acquisition of the Acquired Businesses in the second half of 1999 and the Merger.

      The Company’s capital expenditures increased from 1999 to 2000 but declined in 2001. In 2000, they increased from $7,920 in 1999 to $15,699, as a result of the Merger and continuing integration of all the businesses. In 2001, they declined to $12,609 reflecting the slow down in the retail investor services segment and completion of the integration of the Acquired Businesses. Capital expenditures are expected to grow in 2002 due to the integration of the business acquired from Merrill Lynch Pierce, Fenner & Smith Incorporated in January 2002. In addition, the Company plans to invest in capital assets that will allow it to migrate its multiple legacy platforms to a common technology base.

      In 1999, FT Interactive Data used $149,078 for the purchase of the Acquired Businesses. In 2000, the Company spent $14,766 on two acquisitions. On April 1, 2000, FT Interactive Data acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to the Company’s UK subsidiary of $1,600. On August 31, 2000, the Company acquired Trading Techniques, Inc. for consideration totaling $5,566, comprised of cash of $3,566 and a deferred payment of $2,000. In 2000, the Company also completed the Merger.

      In 2001, the Company received $43,224 from the sale of investments and businesses. This consisted of the net proceeds of $26,871 from the sale of its investment in MarketWatch, which the Company distributed to its stockholders by way of a dividend. The Company also received net proceeds of $3,853 from the sale of its FNS business and $12,500 from the disposition of its investment in Sportsline.com, Inc. The Company utilized $24,273 to repurchase 2,000 shares of treasury stock. Also, in 2001, the Company received $6,084 from the exercise of 1,043 stock options compared with $402 in 2000 from the exercise of 192 stock options.

      On January 2, 2002, the Company announced that it would acquire the Securities Pricing Service of Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The consideration was $48,000 in cash. The acquisition closed on January 31, 2002. The consideration was paid from the existing cash resources of the Company. In 2001, the Company entered into an unsecured credit facility for $10,000, with KeyBank National Association. During 2001, there were no borrowings associated with this credit facility and at December 31, 2001, there was no outstanding balance. The credit facility consists of a $10,000 line of credit that matures on May 1, 2002. Borrowings under this agreement bear interest at Prime or LIBOR plus 2%, at the Company’s discretion. The Company entered into this short-term line of credit to facilitate financial flexibility with respect to potential acquisitions. To date, all acquisitions have been funded out of the Company’s operating funds. The Company does not expect to utilize this credit facility prior to its expiration date; however, it does expect to renew the facility.

      Management believes that the cash generated by operating activities, together with its existing cash and financing arrangement will be sufficient to meet the short-and long-term needs of the Company.

Income Taxes

      The Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carry forwards and tax credit carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, management believes that the majority of the recorded deferred tax assets will be realized.

Related Parties Transactions

      The Company and Pearson are parties to a management services agreement that renews annually. This agreement governs the provision of services described below effective as of February 29, 2000.

      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company afford the Company administrative convenience and the Company believes they are more favorable to it than if it had negotiated similar arrangements with non-affiliated third parties. The services include administering the 401(k) and employee health benefit plans, insurance, billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company, primarily in England. The services provided by the Company to Pearson include editorial, information technology and property services. A majority of the charges to and from Pearson and its affiliates are at cost. Certain of the Company’s directors are employees of Pearson. The independent committee of the Company’s board of directors, which consists of three directors, none of whom are employees of Pearson, approved this agreement on behalf of the Company. There was no material effect on the financial condition or results of operations of the Company associated with the signing of this agreement. If Pearson’s services to the Company were to be terminated the Company would be required to seek equivalent services in the open market, at potentially increased costs. In addition, the Company would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on the Company’s administrative resources.

      In 2001, Pearson’s Financial Times Group entered into a trademark license agreement with the Company authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in its business. The license grants the Company the right to use the FT and Financial Times brands for a five-year period for one British Pound with an automatic renewal thereafter, unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The independent committee of the Company’s board of directors approved this agreement on behalf of the Company.

      On March 26, 2001, the Company purchased used equipment in the form of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at or better than discounts offered elsewhere for comparable equipment and the purchase was approved by the independent committee of our board of directors on behalf of the Company.

      Any amounts payable or receivable to and from Pearson are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2001, 2000 and 1999, the Company incurred net (income)/expense of $1,749, ($3,508), and $588 for these services provided to Pearson and received from Pearson. In 2000, the Company had an arrangement with a Pearson affiliate, Financial Times Electronic Publishing (“FTEP”), for FTEP’s use of certain production equipment. In 2000, the Company invoiced FTEP $4,465 for this service. The Company recorded this transaction as a reduction to costs. This service was not in effect for the years ended December 31, 1999 and 2001.

Critical Accounting Policies

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

      The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue and bad debts, goodwill and intangible assets, income taxes and contingencies and commitments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition

      Revenues are recognized over contractual periods as services are performed. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with the Company’s customers. The Company accounts for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. From time to time, the Company is required to adjust revenue associated with incorrect billings and data accessed inadvertently by customers. The Company maintains a reserve for these adjustments based upon historical experience and believes that the reserve established as of December 31, 2001 is adequate.

     Goodwill

      Goodwill is recorded in connection with business acquisitions and is amortized on a straight-line basis over an estimated benefit period of ten and twenty years. Goodwill represents the excess purchase price over the fair value of identifiable net assets at the acquisition date. As a result of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets”, the Company will cease recording amortization expense associated with its acquired goodwill.

      The Company reviews goodwill for impairment whenever changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

     Income Taxes

      Income tax assets and liabilities are determined by taxable jurisdiction. The Company does not provide for taxes on undistributed earnings of its foreign subsidiaries. It is the Company’s intention to reinvest undistributed earnings of the Company’s foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to the Company.

      Throughout the year the Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate.

Commitment and Contingencies

      The Company has no outstanding debt. The Company meets its existing working capital and capital expenditures needs from existing cash flow.

      In 2001, the Company entered into an unsecured credit facility for $10,000, with KeyBank National Association. During 2001, there were no borrowings associated with this credit facility and at December 31, 2001, there was no outstanding balance. The credit facility consists of a $10,000 line of credit that matures on May 1, 2002. The Company intends to renew the facility. Borrowings under this agreement bear interest at Prime or LIBOR plus 2%, at the Company’s discretion.

      The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows (in thousands):

	Real Estate	Distribution
	and Equipment	Agreements

2002	$10,305	$1,073
2003	8,966	667
2004	8,188	379
2005	7,677	267
2006	6,733	267
Thereafter	29,572	—

Total minimum lease payments	$71,441	$2,653

      The Company believes that no event beyond failure to pay the lease obligations would jeopardize the Company’s operations.

Inflation

      Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality

      The Company has not experienced any material seasonal fluctuations in its business. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company’s business could be adversely affected. The degree of such consequences is uncertain. Exposures in this area are somewhat mitigated by the Company’s service offerings in non-U.S. markets.

Recently Issued Accounting Pronouncements

Accounting for Business Combinations and Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”), issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after

December 15, 2001. The Company has adopted FAS 141 beginning July 1, 2001 and will adopt FAS 142 on January 1, 2002. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of FAS 142 are expected to be made. Additionally, as a result of the adoption of FAS 142 the Company will cease recording amortization expense associated with its acquired goodwill. During 2001 this amortization was $37,535.

     Asset Retirement Obligations

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

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management does not believe that the adoption of FAS 144 will have any impact on its financial position and results of operations.

Forward-Looking Statements

      From time to time, including in this filing, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, critical accounting policies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results, or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following:

•	The presence of competitors with greater financial resources and their strategic response to the Company’s services and products.

•	Changes in technology, which could affect the competitiveness of the Company’s products and services.

•	A decline in activity levels in the securities markets, which could lower demand for the Company’s services.

•	Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidations could lower demand for the Company’s products and services.

•	Prolonged outage at one of Company’s data centers. While the Company employs high reliability technology at its data centers, a prolonged outage at one of its data centers could have a material impact on revenues.

•	The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

•	The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company’s traditional “active-trader” market.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      A portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and accordingly the Company is subject to exposure from adverse movements in foreign currency exchange rates. For example, as discussed above, the Company’s growth in 2001 was adversely affected by the strength of the US dollar over the UK pound. The Company’s foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations.

      The Company currently invests excess cash balances in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper; accordingly, the Company is exposed to market risk related to changes in interest rates. The Company believes that the effect, if any, of reasonable near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows will not be material.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Interactive Data Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 4, 2002

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
SERVICE REVENUES	$340,002	$314,138	$188,956
COSTS AND EXPENSES
Cost of services	103,618	105,524	55,031
Selling, general and administrative	122,066	116,091	77,743
Depreciation	13,139	12,671	6,681
Amortization	75,526	82,943	31,897

Total costs and expenses	314,349	317,229	171,352

INCOME (LOSS) FROM OPERATIONS	25,653	(3,091)	17,604
Equity in loss from MarketWatch.com, Inc.	—	(67,229)	—
Other than temporary loss in MarketWatch.com, Inc.	—	(141,844)	—
Other income (expense), net	2,882	1,170	241

INCOME (LOSS) BEFORE INCOME TAXES	28,535	(210,994)	17,845
Income tax expense (benefit)	24,223	(67,522)	11,648

NET INCOME (LOSS)	$4,312	$(143,472)	$6,197

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,779)	(6,400)	(1,051)

COMPREHENSIVE INCOME (LOSS)	$2,533	$(149,872)	$5,146

Weighted average shares:
Basic	90,844	85,560	56,424
Diluted	92,510	85,560	56,424
NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(1.68)	$0.11
Diluted	$0.05	$(1.68)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(In thousands,
	except for share data)
ASSETS
Current Assets:
Cash and cash equivalents	$118,522	$38,652
Accounts receivable, net of allowance for doubtful accounts of $4,293 at 2001 and $3,819 at 2000	46,792	50,125
Receivable from affiliate	7	1,403
Prepaid expenses and other current assets	3,152	3,676
Investments	—	39,388
Deferred income taxes	13,207	12,749

Total current assets	181,680	145,993
Property and equipment, net	38,431	37,188
Goodwill, net of accumulated amortization of $127,189 at 2001 and $90,629 at 2000	353,748	395,696
Other intangible assets, net	121,040	159,515
Other assets	3,084	3,698

Total assets	$697,983	$742,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$11,814	$13,364
Accrued liabilities	50,684	48,318
Payables to affiliates	5,065	2,004
Income taxes payable	13,578	12,309
Deferred revenue	24,477	26,659

Total current liabilities	105,618	102,654
Deferred tax liabilities	8,209	13,425
Other liabilities	1,489	3,499

Total Liabilities	115,316	119,578
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock	—	—
Common stock $0.01 par value
Authorized: 200,000,000 shares; 92,245,419 issued and 90,245,419 outstanding at December 31, 2001 and 91,202,428 issued and outstanding at December 31, 2000	922	912
Additional paid-in capital	771,084	789,199
Treasury Stock, at cost, 2,000 and 0 Shares, at December 31, 2001 and 2000, respectively	(24,273)	—
Accumulated deficit	(155,131)	(159,443)
Accumulated other comprehensive loss	(9,935)	(8,156)

Total Stockholders’ Equity	582,667	622,512

Total Liabilities and Stockholders’ Equity	$697,983	$742,090

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2001	2000	1999

	(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$4,312	$(143,472)	$6,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,665	95,614	38,578
Tax benefit from exercise of stock options	2,682	499	—
Equity in loss from MarketWatch.com, Inc.	—	67,229	—
Other than temporary loss from investment in MarketWatch.com, Inc.	—	141,844	—
Deferred income taxes	(7,928)	(83,618)	(3,350)
Other non-cash items, net	267	113	—
Changes in operating assets and liabilities, net:
Accounts receivable and due from affiliates	4,943	(5,731)	(6,923)
Prepaid expenses and other assets	1,355	1,209	1,960
Accounts and taxes payable and due to affiliates	628	(6,362)	556
Other current liabilities and accrued expenses	789	(322)	4,553
Deferred revenue	(1,901)	(2,053)	(2,261)

NET CASH PROVIDED BY OPERATING ACTIVITIES	93,812	64,950	39,310

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(12,609)	(15,699)	(7,920)
Cash acquired through merger	—	48,402	—
Investment in MarketWatch.com, Inc.	—	(43,000)	—
Acquisition of businesses	—	(14,766)	(149,078)
Net proceeds from sales of investments and business	43,224	—	—
Other investing activities	719	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	31,334	(25,063)	(156,998)

Cash flows provided by (used in) financing activities:
Receipt of payment from affiliate	—	19,224	—
Payment of promissory note to affiliate	—	(20,000)	—
Proceeds from exercise of stock options	6,084	402	—
Contribution (distribution) of capital from (to) parent	—	(10,764)	114,071
Purchase of treasury stock	(24,273)	—	—
Distribution of dividends	(26,871)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,060)	(11,138)	114,071
Effect of exchange on cash	(216)	(2,105)	588

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,870	26,644	(3,029)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,652	12,008	15,037

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,522	$38,652	$12,008

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(29,007)	$(9,489)	$(13,217)
Cash (paid) received for interest	$3,050	$(1,591)	$(1,138)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury				Other
			Stock	Treasury	Additional		Comprehensive		Total
	Number of		Number of	Stock	Paid in	Parent’s	Income	Accumulated	Stockholders’
	Shares	Par Value	Shares	Costs	Capital	Investment	(Loss)	Deficit	Equity

	(In thousands)
Balance, December 31, 1998	—	$—	—	$—	$—	$244,609	$(705)	$(22,168)	$221,736
Investment by Parent	—	—	—	—	—	114,071	—	—	114,071
Other comprehensive loss	—	—	—	—	—	—	(1,051)	—	(1,051)
Net income	—	—	—	—	—	—	—	6,197	6,197

Balance, December 31, 1999	—	$—	—	$—	$—	$358,680	$(1,756)	$(15,971)	$340,953
Distribution to Parent	—	—	—	—	—	(7,764)	—	—	(7,764)
Reorganization (Note 3)	56,424	564	—	—	350,352	(350,916)	—	—	—
Issuance of shares associated with merger (Note 3)	34,586	346	—	—	437,948	—	—	—	438,294
Exercise of stock options	192	2	—	—	400	—	—	—	402
Tax benefit from exercise of stock options	—	—	—	—	499	—	—	—	499
Other comprehensive loss	—	—	—	—	—	—	(6,400)	—	(6,400)
Net loss	—	—	—	—	—	—	—	(143,472)	(143,472)

Balance, December 31, 2000	91,202	$912	—	$—	$789,199	$—	$(8,156)	$(159,443)	$622,512
Distribution of dividend	—	—	—	—	(26,871)	—	—	—	(26,871)
Exercise of stock options	1,043	10	—	—	6,074	—	—	—	6,084
Tax benefit from exercise of stock options	—	—	—	—	2,682	—	—	—	2,682
Purchase of treasury stock	—	—	2,000	(24,273)	—	—	—	—	(24,273)
Other comprehensive income	—	—	—	—	—	—	(1,779)	—	(1,779)
Net income	—	—	—	—	—	—	—	4,312	4,312

Balance, December 31, 2001	92,245	$922	2,000	$(24,273)	$771,084	$—	$(9,935)	$(155,131)	$582,667

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)
(except per share data)

1.     Summary of Significant Accounting Policies

     Nature of Business

      Interactive Data Corporation (the “Company”) is a leading global provider of financial and business information to individual and institutional investors. The Company supplies time sensitive pricing, dividend, corporate action and descriptive information for more than 3.5 million securities traded around the world, including hard-to-value fixed income instruments. The cores of the business are its extensive database expertise and technology resources.

      The Company delivers real-time, end-of-day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dial-up protocols. Through a broad range of partnerships, the Company provides links to most of the world’s best-known financial service and software companies for trading, analysis, portfolio management and valuation.

      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation which continues to be the Company’s major institutional services subsidiary.) The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

      At the Annual Meeting of the Company held on June 15, 2001, holders of a majority of the Company’s common stock approved a proposal to amend the Certificate of Incorporation to change the Company’s name from Data Broadcasting Corporation to Interactive Data Corporation. The Corporation’s common stock is traded on The Nasdaq National Market and effective as of June 20, 2001, it trades under the trading symbol: IDCO.

     Principles of Consolidation

      The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and short-term investments with an original maturity of three months or less. At December 31, 2001, the Company had $94,911 held as cash equivalents.

     Fair Value of Financial Instruments

      The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Revenues are recognized over contractual periods as services are performed. The Company accounts for subscription revenues received in advance of providing services by deferring such amounts until the related services are performed.

     Accounts Receivable, Concentration of Credit Risk and Uncertainties

      The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large client base and its geographical dispersion. No single customer accounts for more than 10% of revenues or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

      In addition, the Company has temporary cash investments. At December 31, 2001 approximately $94,911 of cash equivalents were deposited in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper, thereby limiting credit risk. At December 31, 2001, the Company believes that it had no significant concentrations of credit risk.

     Income Taxes

      In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company’s practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely. The Company’s practice is to permanently reinvest the unremitted earnings of its subsidiaries, and accordingly no taxes have been provided for these amounts.

     Goodwill

      Goodwill of $267,786 and $216,221 at December 31, 2001 was recorded in connection with business acquisitions and is being amortized on a straight-line basis over ten and twenty years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets at the acquisition date.

     Other Intangible Assets

      Other intangible assets include securities databases, computer software, covenants not to compete, customer lists, and work forces arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to fourteen years. The carrying amount of these balances is evaluated periodically in relation to the operating performance and estimated undiscounted future cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value.

     Property and Equipment

      Fixed assets are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life of three to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Maintenance and repairs

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are charged to operations as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts.

     Software Development Costs

      The Company capitalizes certain costs incurred to produce certain software used by subscribers to access, manage and analyze information in the Company’s databases. Such costs, including coding, testing and product quality assurance, are capitalized once technological feasibility has been established. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. In 2001, such amortization amounted to approximately $584. At December 31, 2001, the remaining book value of the software was $3,591.

      The Company capitalizes certain costs incurred in connection with the development of internal use software. These costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. The Company capitalized approximately $1,712 during the year ended December 31, 2001 primarily related to the purchase and development of new computer systems. In 2001, amortization expense associated with this software was $477.

     Translation of Foreign Currencies

      The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholder’s equity as other comprehensive income. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated financial statement date. Actual results could differ from those estimates.

     Research and Development Costs

      Expenditures for research and development are expensed as incurred. The Company expensed approximately $2,327, $2,675 and $0, in research and development costs during the years ended December 31, 2001, 2000 and 1999, respectively, primarily related to the development of new services.

     Advertising Costs

      Advertising expenditures consists of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $4,484, $6,825 and $991 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Stock-Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) in accounting for its employee stock options, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company does not recognize compensa-

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

     Earnings per Share

      The Company calculates its earnings per share in accordance with Financial Accounting Standards No. 128, “Earnings per Share”. Below is a reconciliation of the weighted average shares outstanding (in thousands) between the basic and diluted calculations for each period.

	2001	2000	1999

Basic shares	90,844	85,560	56,424
Stock options and warrants	1,666	—	—

Diluted shares	92,510	85,560	56,424

      Due to the net loss in 2000, the effect of the options would have been anti-dilutive and therefore such options were excluded from the calculation of diluted earnings per share. Prior to 2000, there were no options outstanding, as discussed in Note 11.

     Long-lived Assets

      The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

      The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

2.     New Accounting Pronouncements

     Accounting for Business Combinations and Goodwill and Intangible Assets

      In June 2001, FASB issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will implement these pronouncements in its financial statements on their respective effective dates. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of FAS 142 are expected to be made.

     Asset Retirement Obligations

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management does not believe that the adoption of FAS 144 will have any impact on its financial position and results of operations.

3.     Merger of Data Broadcasting Corporation and Interactive Data Corporation

      On February 29, 2000, Data Broadcasting Corporation completed the Merger with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation which continues to be the Company’s major institutional services subsidiary.)

      The Merger has been accounted for as a reverse acquisition. Accordingly, the historical financial statements of FT Interactive Data Corporation are the historical financial statements of the Company.

      The Merger was accounted for as follows:

Assets acquired
Cash and cash equivalents	$48,402
Accounts receivable	12,457
Fixed assets	16,863
Other assets	4,475
Goodwill	205,516
Investment in MarketWatch.com, Inc.	192,960
Other intangibles assets:
Customer Lists	72,300
Workforce	4,400
Technology	8,000

565,373
Liabilities assumed
Accounts payable and accrued expenses	22,956
Deferred revenue	12,846
Other liabilities	2,387
Deferred tax liabilities	77,537
Accrued professional costs	2,300
Accrued acquisition costs	9,053

127,079
Total Purchase Price	$438,294

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill is being amortized over ten years. Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of December 31, 2000, all accrued professional costs have been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2001, accrued acquisition costs remaining were $2,663. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

      Accrued acquisition costs are comprised of the following:

	Employee	Lease
	Severance	Terminations	Other	Total

Original Amount	$6,613	$1,591	$884	$9,088
2000 payments/adjustments	3,778	6	549	4,333

Balance, December 31, 2000	2,835	1,585	335	4,755
2001 payments/adjustments	1,245	702	145	2,092

Balance, December 31, 2001	$1,590	$883	$190	$2,663

      The following unaudited pro forma financial information reflects the Merger, the transaction discussed in Note 4 , the acquisition discussed in Note 5 and the sale discussed in Note 6 as if they occurred on January 1, 1999:

	Pro Forma Results
	for Years Ended
	December 31,

	2000	1999

Revenue	$326,438	$311,258
Net Loss	$(20,608)	$(72,864)
Net loss per share	$(.23)	$(.80)

4.     Investment in MarketWatch.com, Inc.

      In connection with the transaction described in Note 3, the Company’s investment in MarketWatch.com, Inc. (“MarketWatch”) was written up to its fair value on February 29, 2000 of $192,960. This amount exceeded the Company’s share of the underlying equity of MarketWatch on that date by $148,686. This excess was being amortized over three years.

      On December 27, 2000, the Company entered into an agreement with an affiliate of Pearson to sell its 34.4% ownership in MarketWatch for $26,888. As a result of this sale, the Company recorded an other than temporary loss of $141,844 in 2000 in connection with this transaction. The balance sheet at December 31, 2000 included an investment in MarketWatch of $26,888, which represented the related proceeds received in January 2001.

      On January 16, 2001, the Company paid a special dividend of $26,871 to stockholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in MarketWatch, less $17 paid in administrative related fees.

      The Company purchased news and web advertising from MarketWatch in the amount of $1,381 and $143, respectively, for the twelve months ended December 31, 2001. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the twelve months ended December 31, 2001; these amounts were recorded as reductions of the gross expenses incurred by the Company.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Acquisitions

      On July 29, 1999, FT Interactive Data acquired 100% of the outstanding capital stock of Muller Data Corporation (“Muller Data”) and the assets of MuniView and Valorinform (collectively, the “Acquired Businesses”). The Acquired Businesses were under common control at the time of the acquisition, and primarily engaged in the business of the collection, analysis, marketing and distribution of financial information relating to certain securities. The price paid for the Acquired Businesses was $149,078 and was funded by a capital contribution from Pearson Longman. In addition, FT Interactive Data incurred acquisition costs of $2,500, including $1,100 for the termination of certain employees. As of December 31, 2001, total remaining accrued acquisition costs related to severance are $266, which are expected to be paid by December 31, 2002.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities assumed was based on the fair market value on the acquisition date. The excess of the consideration paid over the estimated fair value of net tangible assets acquired has been recorded as goodwill and other intangible assets. Goodwill is being amortized over a period of ten years and intangibles are being amortized over periods ranging from two to fourteen years. The Company’s consolidated financial statements include the results of operations subsequent to the acquisition date.

6.     Sale of Business

      On January 10, 2001, the Company completed the sale of its wholly owned subsidiary, Federal News Service Inc. (“FNS”), for net cash proceeds of $3,853. There was no gain or loss recorded as a result of this transaction.

      On April 6, 2001, the Company sold its common stock in Sportsline.com, Inc. for $12,500 in cash consideration. There was no gain or loss recorded as a result of this transaction.

7.     Property and Equipment

      Property and equipment consisted of the following at December 31:

	Useful Life	2001	2000

Computer and communication equipment	3–5 years	$63,080	$59,786
Leasehold improvements	Life of lease	17,428	15,095
Furniture and fixtures	3–8 years	16,084	15,237
Capitalized software	3–5 years	9,393	2,177

		105,985	92,295
Less accumulated depreciation		(67,554)	(55,107)

		$38,431	$37,188

Depreciation expense was $13,139, $12,671 and $6,681 for the years ended December 31, 2001, 2000 and 1999, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Intangible Assets

      Intangible assets consist of the following at December 31:

	Useful Life	2001	2000

Non-compete agreements	2–3 1/2 years	$87,898	$87,898
Securities database	3–5 years	10,792	10,792
Computer software	7 years	42,486	42,976
Workforce	9 years	9,382	9,382
Customer lists	2–14 years	140,500	140,500

		291,058	291,548
Less accumulated amortization		(170,018)	(132,033)

		$121,040	$159,515

9.     Accrued Liabilities

      Accrued expenses consist of the following at December 31:

	2001	2000

Bonus	$7,684	$6,537
Payroll taxes	725	550
Employee related costs	17,232	10,935
Commissions	3,026	2,763
Professional services	2,197	3,746
Acquisition costs	2,929	5,334
Data center costs	1,605	2,368
Property costs	502	2,047
Travel costs	254	447
Royalties	3,334	1,673
Sales taxes	2,080	1,871
Data charges	4,396	4,792
Franchise/property taxes	952	540
Other discontinued operations (Note 13)	867	2,208
Other	2,901	2,507

	$50,684	$48,318

10.     Credit Arrangements

      At December 31, 2000, the Company had an outstanding letter of credit in the amount of $1,500. This letter of credit was established in connection with the settlement of a class action lawsuit against Check Rite of California, a discontinued operation of the Company. In 2001, final settlement was made and the letter of credit was cancelled. The settlement did not have a material effect on the Company’s financial condition or results of operations.

      In 2001, the Company entered into an unsecured credit facility for $10,000, with KeyBank National Association. During 2001, there were no borrowings associated with this credit facility and at December 31, 2001, there was no outstanding balance.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The credit facility consists of a $10,000 line of credit that matures on May 1, 2002. Borrowings under this agreement bear interest at Prime or LIBOR plus 2%, at the Company’s discretion.

      The Company entered into the short-term line of credit to ensure financial flexibility with respect to potential acquisitions. To date, all acquisitions have been funded out of the Company’s operating funds. The Company does not expect to utilize this credit facility prior to its expiration date; however, it does expect to renew the facility.

11.     Stock Based Compensation

      In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the compensation committee of the board of directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined in the discretion of the Compensation Committee and for 2001 has been equal to the market price at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

      Stock option activity for the years ended December 31, 2001 and 2000 are as follows:

		Weighted
		Average
	Shares	Exercise Price

Options arising from the reverse merger acquisition	3,010	$5.32
Granted	950	4.46
Exercised	(192)	2.12
Canceled	(102)	5.64

Outstanding, December 31, 2000	3,666	5.91
Granted	5,273	8.73
Exercised	(1,043)	5.84
Canceled	(207)	7.51

Outstanding, December 31, 2001	7,689	$7.82

Exercisable, December 31, 2001	2,378	$6.51

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001.

      Range of option exercise prices:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

$1.22 to $2.88 (Avg. life: 1.32 years)	153	$2.45	150	$2.44
$3.00 to $5.31 (Avg. life: 6.12 years)	1,334	4.56	868	4.69
$5.54 to $9.34 (Avg. life: 8.55 years)	6,127	8.58	1,317	7.93
$10.25 to $18.50 (Avg. life: 7.29 years)	75	14.23	43	14.66

	7,689		2,378

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in Note 1, the Company applies APB Opinion No. 25 in accounting for stock based compensation and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The weighted average fair value per share of options granted was $5.93 for the year ended December 31, 2001.

      The following pro forma information presents the Company’s net income (loss) and basic and diluted loss per share for the years ended December 31, 2001 and 2000 as if compensation cost had been measured under the fair value method of SFAS No. 123.

	2001	2000

Net income (loss)	$1,340	$(144,366)
Basic and diluted net income (loss) per share	$0.01	$(1.69)

      The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2001	2000

Risk free interest rate	4.25%	6.00%
Expected life (in years)	4.00	4.06
Volatility	90%	109%
Expected dividend yield	0%	0%

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

12.     Stockholders’ Equity

      In addition to the Company’s common stock, the Company may issue up to 5,000 preferred shares, at $0.01 par value, with terms determined by the board of directors, without any further action by the stockholders of the Company. At December 31, 2001, no such stock has been issued.

13.     Discontinued Operations

      As of December 31, 2001, the Company had $867 of accrued expenses associated with the discontinued operations of Check Rite International that was a division of Data Broadcasting Corporation whose operations were discontinued in 1997. These costs pertain to expected settlements associated with ongoing litigation.

14.     Commitments and Contingencies

      The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offices, and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Real Estate	Distribution
	and Equipment	Agreements

2002	$10,305	$1,073
2003	8,966	667
2004	8,188	379
2005	7,677	267
2006	6,733	267
Thereafter	29,572	—

Total minimum lease payments	$71,441	$2,653

      Rental expense was $9,476, $11,677, and $7,448 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Derivative Action — Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors and the Company’s majority stockholder. These actions have been consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company is named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders are allegedly suing on its behalf and for its benefit.

      The Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch to Pearson, the parent company of the Company’s majority stockholder, as having been consummated at an allegedly inadequate price due to the supposedly undue influence of Pearson as the Company’s majority stockholder. Plaintiffs seek to have Pearson and the Company’s directors “account to the Company” for damages that the Company allegedly sustained by reason of an unduly low sale price.

      The Company’s directors have answered the consolidated complaint, and discovery has just commenced. The Company expects to contest the allegations against it and its directors vigorously.

      Heartland Litigation — On January 14, 2002, two stockholders (the “Nagels”) of two municipal bond mutual funds (the “Heartland High Yield Funds”) sponsored by The Heartland Group, Inc. filed suit against those funds, their corporate sponsors, their advisors, and their independent auditors. The complaint, which is pending in Federal court in the Eastern District of Wisconsin under the caption Robert L. Nagel, et al. v. The Heartland Group, Inc., et al. (E.D. Wis. Civil Action No. 01-C-1004), closely tracks a consolidated class action complaint that reflects the fraud, misrepresentation, and negligence claims of 21 individual stockholders against the same defendants. Unlike the consolidated class action complaint, however, the Nagels have also named the Company as an additional defendant in their separate action. The claim against the Company is that it allegedly was negligent, in an unspecified way, in its provision of securities prices to the Heartland High Yield Funds and that its negligence allegedly contributed to a sharp drop, in October 2000, of the net asset values of those funds. The Company intends to contest the viability of being named as an additional defendant without any particularization of its alleged misconduct. If the Company is deemed to have been properly named a defendant in the separate Nagel action, it expects to contest the allegations against it vigorously.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Income Taxes

      The components of income (loss) before income taxes are as follows for the years ended December 31:

	2001	2000	1999

Domestic	$14,672	$(222,107)	$7,836
Foreign	13,863	11,113	10,009

Total	$28,535	$(210,994)	$17,845

      Income tax expense (benefits) consists of the following for the years ended December 31:

	2001	2000	1999

Current:
Federal	$21,369	$6,292	$10,652
State	5,780	3,740	2,074
Foreign	5,874	6,705	5,076

	33,023	16,737	17,802

Deferred:
Federal	(7,600)	(71,391)	(5,146)
State	(765)	(11,940)	(629)
Foreign	(435)	(928)	(379)

	(8,800)	(84,259)	(6,154)

	$24,223	$(67,522)	$11,648

      Deferred taxes are recorded for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the Company’s deferred income taxes recognized in the financial statements are as follows at December 31:

	2001	2000

Current deferred tax:
Accrued expenses	$6,978	$7,307
Depreciation	1,913	1,477
Other	3,079	1,040
Sale of Business	—	(744)
Accounts Receivable Allowance	1,237	2,218
Write off of Investments	—	1,451

	13,207	12,749

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000

Long term deferred tax:
Other intangible assets	5,378	5,715
Non compete agreements	24,302	22,207
Net operating loss carryforwards	4,191	7,962
Customer Lists	(42,080)	(49,309)
Sale of business	6,477	6,477

	(1,732)	(6,948)
Valuation allowance	(6,477)	(6,477)

	(8,209)	(13,425)

Total	$4,998	$(676)

      The long term deferred tax asset of $6,477 was recorded concurrently with the sale of MarketWatch (see Note 4). The realization of this tax asset is not within the control of the Company and as such a full valuation allowance has been provided against this asset. In 2000, as a result of finalizing certain tax returns of Data Broadcasting Corporation for periods prior to the Merger, the Company recorded a deferred tax liability of $3,126. This adjustment resulted in an increase to goodwill of the same amount. It is expected that the Company’s deferred tax assets will be realized from future taxable income.

      The Company has $11,251 of net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation. The annual usage of these net operating loss carryforwards is limited by IRS regulations and certain state regulations. The Company believes that based upon its forecasts, these net operating loss carryforwards will be fully utilized.

      Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,

	2001	2000	1999

Statutory U.S. federal tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal tax benefit	5.0	1.1	9.1
Foreign income taxed at different statutory rates	6.0	1.0	9.2
Basis difference in sale of MarketWatch.com, Inc.	—	(3.1)	—
Nondeductible goodwill	38.0	4.0	16.0
Other, net	1.0	—	(4.0)

Effective tax rate	85.0%	(32.0)%	65.3%

16.     Retirement Plans

     Pearson, Inc. Savings and Investment Plan

      The Company’s U.S. employees are eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation, which is subject to a 50% employer match. The 401(k) Plan additionally allows employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) plan are determined as a percentage of covered salary and amounted to $1,590, $1,633, and $806 for the years ended December 31, 2001, 2000 and 1999, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pearson, Inc. Pension Plan

      Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees and the Plan also includes substantially all of the Company’s U.S. employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with this pension plan. There was no gain or loss recorded as a result of the curtailment.

      Presented below is certain financial information relating to the Company’s participation in the Plan:

	Year Ended December 31,

Change in benefit obligation:	2001	2000

Benefit obligation at beginning of year	$5,079	$3,737
Service cost	2,108	1,479
Interest cost	415	272
Amendments	(7)	—
Curtailment	(899)	—
Actuarial loss (gain)	(282)	8
Benefits paid	(439)	(417)

	$5,975	$5,079

Change in plan assets:
Fair value of plan assets at beginning of period	$1,865	$1,173
Actual return on plan assets	(243)	121
Employer contribution	1,491	988
Benefits paid	(439)	(417)

Fair value of plan assets at end of period	$2,674	$1,865

Reconciliation of funded status:
Benefit obligation at end of year	$5,975	$5,079
Fair value of plan assets at end of period	2,674	1,865

Funded status at end of period	3,301	3,214
Unrecognized prior service cost	8	316
Unrecognized net actuarial loss	(239)	(1,017)

Accrued pension cost	$3,070	$2,513

Weighted average assumptions:
Discount rate	7.25%	8.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$2,108	$1,479	$1,077
Interest cost	415	272	204
Expected return on plan assets	(160)	(75)	(81)
Amortization of prior service costs	(24)	(24)	(24)

Net periodic benefit cost	$2,339	$1,652	$1,176

     Foreign Pension Plans

      Pearson and its subsidiaries maintain certain pension plans for which certain non-U.S. employees of the Company are eligible to participate. Information relating to the Company’s portion of the actuarial value of plan benefits, asset values, and other pension disclosures pertaining to these other Pearson plans are not separately determinable. Pension expense incurred by the Company related to these plans for the years ended December 31, 2001 and 2000 was $1,870 and $1,745, respectively. No pension expense was incurred by the Company related to these plans in 1999 due to their overfunded position in 1999.

      Certain of the Company’s employees participate in Pearson equity based employee benefit plans. For the years ended December 31, 2001 and 2000, the Company recorded costs of $797 and $343, respectively, related to the participation in these plans. In 1999, there was no cost associated with these plans.

17.     Related Party Transactions

      The Company and Pearson are parties to a management services agreement that renews annually. This agreement governs the provision of services described below effective as of February 29, 2000.

      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company afford the Company administrative convenience and the Company believes they are more favorable to it than if it had negotiated similar arrangements with non-affiliated third parties. The services include administering the 401(k) and employee health benefit plans, insurance, billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company, primarily in England. The services provided by the Company to Pearson include editorial, information technology and property services. A majority of the charges to and from Pearson and its affiliates are at cost. Certain of the Company’s directors are employees of Pearson. The independent committee of the Company’s board of directors, which consists of three directors, none of whom are employees of Pearson, approved this agreement on behalf of the Company. There was no material effect on the financial condition or results of operations of the Company associated with the signing of this agreement. If Pearson’s services to the Company were to be terminated the Company would be required to seek equivalent services in the open market, at potentially increased costs. In addition, the Company would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on the Company’s administrative resources.

      In 2001, Pearson’s Financial Times Group entered into a trademark license agreement with the Company authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in the Company’s business. The license grants the Company the right to use the FT and Financial Times brands for a five-year period for one British Pound with an automatic renewal thereafter, unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The independent committee of the Company’s board of directors approved the agreement on behalf of the Company.

      On March 26, 2001, the Company purchased used equipment in the form of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at or better than discounts

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offered elsewhere for comparable equipment and the purchase was approved by the independent committee of the board of directors on behalf of the Company.

      Any amounts payable or receivable due to and from Pearson are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2001, 2000 and 1999, the Company incurred net (income)/ expense of $1,749, ($3,508), and $588 for these services provided to Pearson and received from Pearson. In 2000, the Company had an arrangement with a Pearson affiliate, Financial Times Electronic Publishing (“FTEP”), for the use of certain production equipment. In 2000, the Company invoiced FTEP $4,465 for this service. The Company recorded this transaction as a reduction to costs. This service was not in effect for the years ended December 31, 1999 and 2001.

18.     Segment Information

      The Company’s reportable segments are as follows:

Institutional Services	delivery of time sensitive pricing, dividend, corporate action, hard -to- value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

Retail Investor Services	delivery of real-time financial market information to retail customers.

      The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization, and equity in the loss of MarketWatch (“EBITDA”) and capital expenditures. “EBITDA” is defined as net income before net interest expense/income, income taxes, depreciation and amortization expense and equity in losses of MarketWatch. EBITDA is presented because management believes it is a widely accepted indicator of funds generated by the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential inconsistencies in methods of calculation.

	2001	2000	1999

Revenues
Institutional	$294,440	$269,943	$188,956
Retail
eSignal	35,392	27,427	—
Broadcast	10,170	16,768	—

Total	$340,002	$314,138	$188,956

Income (loss) from operations
Institutional	$120,413	$97,032	$53,994
Retail	(6,345)	(8,205)	—
Corporate and unallocated (1)	(88,415)	(91,918)	(36,390)

Total	$25,653	$(3,091)	$17,604

Identifiable assets
Institutional	$441,900	$457,838	$452,072
Retail	13,567	36,087	—
Corporate and unallocated	242,516	248,165	—

Total	$697,983	$742,090	$452,702

(1)	Corporate and unallocated loss from operations primarily consists of goodwill and intangible amortization. Because the Company’s chief operating decision maker does not use this information as a measure of each segment’s profit or loss, it has not been allocated to the segments.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s geographic distribution is as follows:

	2001	2000	1999

Revenues
United States	$268,094	$242,000	$127,366
Foreign	71,908	72,138	61,590

Total	$340,002	$314,138	$188,956

Identifiable assets
United States	$587,745	$635,193	$329,966
Foreign	110,238	106,897	122,736

Total	$697,983	$742,090	$452,702

EBITDA
Institutional	$120,241	$97,973	$60,675
Retail	6,966	3,675	—
Corporate and unallocated	(12,889)	(9,125)	(4,493)

Total	$114,318	$92,523	$56,182

19.     Subsequent Events

      On January 31, 2002, FT Interactive Data acquired the Securities Pricing Service from Merrill Lynch for $48,000 in cash. Additionally, FT Interactive Data and Merrill Lynch entered into a multi-year agreement where FT Interactive Data will provide services to Merrill Lynch.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

      The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2001. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was effective in the fourth quarter of Fiscal 2000. SAB 101 was adopted in the fourth quarter of 2000 and had no impact on 2001 results.

      The increase in the Company’s fourth quarter tax expense, in 2001, was due to a shift in income from the Company’s UK business to the Company’s US business where the Company’s effective tax rate is higher, as well as a settlement of certain prior year tax matters.

	Quarters Ended				Year Ended
					December 31,
	March 31	June 30	September 30	December 31	2001

Revenue	$83,775	$84,439	$85,287	$86,501	$340,002
Total costs and expenses	83,796	80,608	76,372	73,573	314,349
Income (loss) from operations	(21)	3,831	8,915	12,928	25,653
Other income, net	658	791	934	499	2,882
Provision for income taxes	480	3,267	6,011	14,465	24,223
Net income (loss)	157	1,355	3,838	(1,038)	4,312
Net income (loss) per share Basic and Diluted	$0.00	$0.01	$0.04	$(0.01)	$0.05

	Quarters Ended				Year Ended
					December 31,
	March 31	June 30	September 30	December 31	2000

Revenue prior to adjustment	$65,404	$83,896	$85,021	$87,567	$321,888
SAB 101 adjustment	(959)	(2,748)	(2,136)	(1,907)	(7,750)
Adjusted revenue	64,445	81,148	82,885	85,660	314,138
Total costs and expenses prior to adjustment	64,150	87,419	83,496	89,914	324,979
SAB 101 adjustment	(959)	(2,748)	(2,136)	(1,907)	(7,750)
Adjusted expenses	63,191	84,671	81,360	88,007	317,229
Income (loss) from operations	1,254	(3,523)	1,525	(2,347)	(3,091)
Equity in loss from MarketWatch.com, Inc.	(6,382)	(20,018)	(19,376)	(21,453)	(67,229)
Other than temporary loss in MarketWatch.com, Inc.	—	—	—	(141,844)	(141,844)
Other income, net	133	230	228	579	1,170
Provision (benefit) for income taxes	227	(4,478)	(434)	(62,837)	(67,522)
Net loss	(5,222)	(18,833)	(17,189)	(102,228)	(143,472)
Net loss per share Basic & Diluted	$(0.08)	$(0.21)	$(0.19)	$(1.12)	$(1.68)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000, and 1999

(In thousands)

Schedule VIII Valuation and Qualifying Accounts

	Balance at		Charged to			Balance
	Beginning		Other			at End of
Description	of Period	Additions	Accounts		Write Offs	Period

Allowance for doubtful accounts
Year Ended December 31, 2001	$3,819	$7,700	$(16	)(A)	$7,210	$4,293
Year Ended December 31, 2000	4,129	4,094	(63	)(A)	4,341	3,819
Year Ended December 31, 1999	1,556	4,318	(2	)(A)	1,743	4,129

(A)	Currency translation adjustments for foreign entities

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000, and 1999

(In thousands)

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      That portion of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors-Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in May 2002 is hereby incorporated by reference.

Executive Officers of the Registrant (as of February 20, 2002)

Name	Age	Office Held with Company

Stuart J. Clark	54	President and Chief Executive Officer
Steven G. Crane	45	Executive Vice President and Chief Financial Officer
Andrea H. Loew	44	Vice President, General Counsel and Corporate Secretary
John L. King	51	Chief Operating Officer of FT Interactive Data
Raymond L. D’Arcy	49	President, Data Delivery Products, FT Interactive Data

      Stuart J. Clark has served as president and chief executive officer of the Company and a member of the Company’s board of directors since February 29, 2000, and has been employed in the financial information industry since 1968. Prior to his current position with the Company he had been president of Interactive Data Corporation (as it existed prior to the Merger) since 1995. From 1993 to 1995, Mr. Clark was a director of UK-based Financial Times Information, with specific responsibility for the Market Data Division. Prior to 1993, Mr. Clark had led the Market Data Division of Extel Financial Limited, which was acquired by Pearson plc’s Financial Times Group in December 1993.

      Steven G. Crane has served as executive vice president and chief financial officer of the Company since November 30, 1999. From October 1997 through November 30, 1999, Mr. Crane served as vice president and chief financial officer of Video Services Corporation, a company listed on the American Stock Exchange. From 1996 to 1997, Mr. Crane was the owner of ATE, Inc., a provider of packaging related equipment to international bottling companies. From 1990 to 1995, Mr. Crane was a division CFO for Pepsi-Cola International.

      Andrea H. Loew has served as vice president, general counsel and corporate secretary of the Company since February 29, 2000. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of Interactive Data Corporation (as it existed prior to the Merger). From 1998 until February 29, 2000, Ms. Loew served as vice president and general counsel to Financial Times Asset Management Group. Prior thereto, Ms. Loew was a partner in Eckert, Seamans, Cherin & Mellott, LLC.

      John L. King has served as chief operating officer of FT Interactive Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/president of Financial Times Group’s Extel Financial Ltd. Division. Prior thereto, Mr. King served as vice president, IDSI™ services for Interactive Data Corporation (as it existed prior to the Merger).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000, and 1999 — (Continued)

      Raymond L. D’Arcy has served as President of Data Delivery Products for FT Interactive Data since January 2001. From 1999 to 2001, Mr. D’Arcy served as Senior Vice President of Global Sales, Marketing and Customer Support for Interactive Data Corporation (as it existed prior to the Merger), and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as FT Interactive Data’s Regional Sales Director for Eastern North America for ten years.

Item 11.     Executive Compensation

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in May 2002 is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in May 2002 is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Related Party Transactions” to be filed with the Commission and to be used in connection with its Annual Meeting of Stockholders expected to be held in May 2002 is hereby incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.     The following documents are filed as part of this report:

1.	Financial Statements

The financial statements and report of independent accountants required by this item are included in Part II, Item 8. See pages 23 to 44, herein.

2. Financial Statement Schedule

Schedule VIII, Valuation and Qualifying Accounts, is included in Part II, Item 8. See page 46, herein.

3. Exhibits*

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000, and 1999 — (Continued)

      The exhibits to this Form 10-K are listed below.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to Company’s Form 8-K filed on November 22, 1999.)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to Company’s Schedule 14A filed on January 11, 2000.)
2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to Company’s Form 8-K filed on January 23, 2001.)
2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit attached). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
3.1	Amended and Restated Certificate of Incorporation of Interactive Data Corporation, as amended. (Exhibit attached)
3.2	Bylaws of Interactive Data Corporation, as amended. (Exhibit 3.2 to Company’s Form 8-A filed on June 15, 1992.)
10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to Company’s Form 8-K filed on June 30, 1992.)
10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to Company’s Form 10-K for the year ended December 31, 2000, filed on March 28, 2001.)**
10.3	Data Broadcasting Corporation 2000 Long Term Incentive Plan. (Exhibit 10.3 to Company’s Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)**
10.4	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to Company’s Form 10-K for the year ended December 31, 2000, filed on March 28, 2001.)**
10.5	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to Company’s Form 10-K for the year ended December 31, 2000, filed on March 28, 2001.)**
10.6	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to Company’s Form 10-K for the year ended December 31, 2000)
10.7	Employment Agreement with Steven G. Crane, dated October 15, 1999. (Exhibit 10.13 to Company’s Form 10-K for the year ended December 31, 2000.)**
10.8	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit attached)**
10.9	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit attached)**
10.10	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit attached)**
10.11	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit attached)
10.12	The Pearson Reward Plan. (Exhibit attached)**
10.13	The Pearson 1988 Executive Share Option Plan. (Exhibit attached)**

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2001, 2000, and 1999 — (Continued)

Exhibit
Number	Description of Exhibits

10.14	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit attached)**
10.15	The Pearson 1998 Executive Share Option Plan. (Exhibit attached)**
10.16	Pearson plc Annual Bonus Share Matching Plan. (Exhibit attached)**
10.17	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit attached)**
10.18	Pearson, Inc. Supplemental Executive Retirement Plan. (Exhibit attached) **
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.

*	Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

**	Management contract or compensation plan or arrangement

      A.     Reports on Form 8-K

      During the quarter ended December 31, 2001, the Company did not file a Current Report on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ STUART J. CLARK

Stuart J. Clark
Chief Executive Officer

March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer	March 22, 2002

Principal Financial Officer:

/s/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer	March 22, 2002

Directors:

/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer	March 22, 2002

/s/ DONALD P. GREENBERG Donald P. Greenberg	Director	March 22, 2002

/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director	March 22, 2002

/s/ WILLIAM ETHRIDGE William Ethridge	Director	March 22, 2002

/s/ CARL SPIELVOGEL Carl Spielvogel	Director	March 22, 2002

/s/ JOHN FALLON John Fallon	Director	March 22, 2002

Signature	Title	Date

/s/ STEPHEN HILL Stephen Hill	Chairman of the Board	March 22, 2002

/s/ PHILIP J. HOFFMAN Philip J. Hoffman	Director	March 22, 2002

/s/ GILES SPACKMAN Giles Spackman	Director	March 22, 2002

/s/ ALLAN R. TESSLER Allan R. Tessler	Director	March 22, 2002