Form 10-Q
period 2002-03-31
INTERACTIVE DATA CORP/MA/
filed 2002-05-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-20311

Interactive Data Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3668779 (I.R.S. Employer Identification Number)

22 Crosby Drive, Bedford, Massachusetts 01730-1402
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

Yes   [X]     No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 6, 2002 was 91,066,967.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements Of Operations and Comprehensive Income (Loss) (unaudited) for the Three Months Ended March 31, 2002 and 2001

Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months
	ended
	March 31,

	2002	2001

	(Unaudited)
Service Revenues	$89,442	$83,775
Costs and Expenses
Cost of services	27,014	26,551
Selling, general and administrative	31,461	32,693
Depreciation	3,403	3,087
Amortization	6,204	21,465

Total costs and expenses	68,082	83,796

Income (Loss) from Operations	21,360	(21)
Other income, net	392	658

Income before Income Taxes	21,752	637
Income tax expense	8,380	480

Net Income	13,372	157
Foreign currency translation adjustment	(1,380)	(3,444)

Comprehensive Income (Loss)	$11,992	$(3,287)

Net Income Per Share
Basic	$.15	$—
Diluted	$.14	$—

Weighted Average Shares Outstanding
Basic	90,571	91,211
Diluted	93,947	91,604

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,741	$118,522
Accounts receivable, net	56,212	46,792
Receivable from affiliates	761	7
Prepaid expenses and other current assets	2,991	3,152
Deferred income taxes	13,196	13,207

Total current assets	158,901	181,680

Property and equipment, net	38,429	38,431
Goodwill	374,742	353,748
Other intangible assets, net	137,934	121,040
Other assets	2,938	3,084

Total Assets	$712,944	$697,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$11,343	$11,814
Payable to affiliates	2,287	5,065
Accrued liabilities	47,897	50,684
Income taxes payable	12,726	13,578
Deferred revenue	30,192	24,477

Total current liabilities	104,445	105,618

Deferred tax liabilities	5,394	8,209
Other liabilities	1,482	1,489

Total Liabilities	111,321	115,316

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 92,929,891 issued and 90,929,891 outstanding at March 31, 2002 and 92,245,419 issued and 90,245,419 outstanding at December 31, 2001	929	922
Additional paid-in capital	778,041	771,084
Treasury stock, at cost, 2,000,000 shares	(24,273)	(24,273)
Accumulated deficit	(141,759)	(155,131)
Accumulated other comprehensive loss	(11,315)	(9,935)

Total Stockholders’ Equity	601,623	582,667

Total Liabilities and Stockholders’ Equity	$712,944	$697,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated
					Additional	Other		Total
	Number of	Par	Number of	Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Shares	Stock Cost	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2001 (Audited)	92,245	$922	2,000	$(24,273)	$771,084	$(9,935)	$(155,131)	$582,667
Exercise of stock options	685	7	—	—	4,446	—	—	4,453
Tax benefit from exercise of stock options	—	—	—	—	2,511	—	—	2,511
Other comprehensive loss	—	—	—	—	—	(1,380)	—	(1,380)
Net income	—	—	—	—	—	—	13,372	13,372

Balance, March 31, 2002	92,930	$929	2,000	$(24,273)	$778,041	$(11,315)	$(141,759)	$601,623

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	(Unaudited)

	2002	2001

Cash flows provided by (used in) operating activities:
Net income	$13,372	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,607	24,552
Tax benefit from exercise of stock options	2,511	—
Deferred income taxes	(3,051)	—
Other non-cash items, net	—	133
Changes in operating assets and liabilities, net	(8,658)	(235)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,781	24,607

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(2,894)	(1,430)
Net proceeds from sales of investments and business	—	30,724
Acquisition of business	(48,000)	—
Other investing activities	170	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(50,724)	29,294
Cash flows provided by (used in) financing activities:
Distribution of dividends	—	(26,871)
Proceeds from exercise of stock options	4,453	213

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,453	(26,658)
Effect of exchange rate on cash	(291)	(171)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,781)	27,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,522	38,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,741	$65,724

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and Subsidiaries (“the Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2. Acquisitions

On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,833, consisting of severance costs and legal and accounting services. As of March 31, 2002, $252 of the acquisition costs have been paid.

The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141 “ Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible assets, customer lists, are being amortized over a fourteen-year period. The Company’s financial statements include the results of operations of SPS subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	18,224
Deferred tax assets	737

$49,833
Liabilities
Accrued acquisition costs	$1,833

Total Purchase Price	$48,000

3. Investment In MarketWatch.com, Inc.

On December 27, 2000, the Company entered into an agreement with an affiliate of Pearson plc (“Pearson”) to sell its 34.4% ownership interest in MarketWatch.com, Inc. (“MarketWatch”) for $26,888. On January 16, 2001, the Company paid a special dividend of $26,871 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in MarketWatch, less $17 paid in administrative related fees.

4. Stock Based Compensation

The Company has 7,058 stock options outstanding under its 2000 Long Term Incentive Plan as of March 31, 2002, with a weighted average exercise price of $8.01. Of these options, 2,525 are currently exercisable and have a weighted average exercise price of $7.11.

5. Segment Information

The Company’s reportable segments are as follows:

Institutional	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

Retail	delivery of real-time financial market information to retail customers.

The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, other income, taxes, depreciation and amortization (“EBITDA’’) and capital expenditures. EBITDA is presented because it is a widely accepted indicator of funds available to the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

Segment financial information is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001 (2)

Revenues
Institutional	$79,140	$71,085
Retail	10,302	12,690

Total	$89,442	$83,775

Income (loss) from operations
Institutional	$28,840	$23,790
Retail	1,145	921
Corporate and unallocated (1)	(8,625)	(24,732)

Total	$21,360	$(21)

EBITDA
Institutional	$31,232	$25,754
Retail	2,156	1,971
Corporate and unallocated	(2,421)	(3,194)

Total	$30,967	$24,531

(1)	Corporate and unallocated loss from operations for the period ended March 31, 2002 primarily consists of intangible asset amortization. Corporate and unallocated loss from operations for the period ended March 31, 2001 primarily consists of goodwill and intangible asset amortization.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no affect on the Company’s financial position or results of operations.

6. Earnings (Loss) Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands):

	For the Three Months Ended
	March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$13,372	90,571	$0.15
Effect of dilutive securities:
Stock options	—	3,376	—

Net income available to common stockholders-diluted	$13,372	93,947	$0.14

	For the Three Months Ended
	March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$157	91,211	—
Effect of dilutive securities:
Stock options	—	393	—

Net income available to common stockholders-diluted	$157	91,604	—

7. Commitments and Contingencies

Derivative Action — Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors, Pearson Longman, Inc. and Pearson. These actions have been consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company is named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders are allegedly suing on its behalf and for its benefit.

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

The Company and its directors have answered the consolidated complaint, and discovery has commenced. The Company expects to contest the allegations against it and its directors vigorously.

8. Income Taxes

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. The difference between the Company’s statutory tax rate and effective tax rate in 2002 as compared to 2001 was primarily due to the cessation of non-deductible amortization for financial reporting purposes.

9. Goodwill and Intangible Assets

Intangible assets consist of the following:

	Gross	March 31, 2002	March 31, 2002	Gross	December 31, 2001	December 31, 2001
	Carrying	Accumulated	Net Book	Carrying	Amortization	Net Book
	Value	Amortization	Value	Value	Accumulated	Vale

Non-compete agreements	$87,898	$(87,765)	$133	$87,898	$(87,732)	$166
Securities database	10,792	(9,747)	1,045	10,792	(9,069)	1,723
Computer software	42,486	(36,317)	6,169	42,486	(35,015)	7,471
Customer lists	170,600	(40,013)	130,587	140,500	(35,823)	104,677
Workforce	—	—	—	9,382	(2,379)	7,003

Total	$311,776	$(173,842)	$137,934	$291,058	$(170,018)	$121,040

The impact on net income and earnings per share as a result of the adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), for the periods ended March 31:

	2002	2001

Reported net income	$13,372	$157
Add back: goodwill amortization	—	9,309

Adjusted net income	$13,372	$9,466

Basic earnings per share:
Reported net income	$.15	$—
Goodwill amortization	—	.10
Adjusted earnings per share	$.15	$.10

Diluted earnings per share:
Reported net income	$.14	$—
Goodwill amortization	—	.10
Adjusted diluted earnings per share	$.14	$.10

Estimated amortization expense:

For year ended 12/31/02	$19,101
For year ended 12/31/03	$13,826
For year ended 12/31/04	$13,740
For year ended 12/31/05	$12,406
For year ended 12/31/06	$12,140

10. New Accounting Pronouncements

     Accounting for Business Combinations and Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and FAS 142. These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted these pronouncements in its financial statements on their respective effective dates. No material changes to the carrying values of goodwill and other intangible assets were made as a result of the adoption of FAS 142. In the first three months of 2001, the Company recorded goodwill amortization of $9,309.

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

     Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. Management believes that the adoption of FAS 144 will not have any impact on its financial position or results of operations.

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

Retail Investor services — delivery of real-time financial market information to retail customers.

The services provided by the Company include the following:

     Institutional services:

FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians and fund managers worldwide. The financial information collected and distributed includes pricing, descriptive and corporate action information on securities from all over the world.

CMS BondEdge® provides fixed income analytical tools and models designed for investment managers, broker-dealers, insurance companies and bank and pension fund managers.

     Retail investor services:

The Internet based services offer real-time, Internet delivered subscription quote services for serious traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

The Company’s broadcast services deliver real-time quotes to communication devices that rely on FM subcarriers, satellite and cable television or telephone lines.

     Market trends:

In the core institutional services market through the first quarter of 2002, revenues from the FT Interactive Data business have remained relatively resilient in the current uncertain market conditions. The Company believes that this is because much of the data supplied by the Company is mission critical to its customers. Also, in the quarter ended March 31, 2002, the Company’s CMS BondEdge division saw a continued slowdown in sales primarily attributable to cost cutting across financial institutions.

There is a trend in North America for major financial institutions to outsource their back office accounting operations for the valuation of their security holdings and portfolios to service bureaus and custodian banks. The Company has established a relationship with these service bureaus and custodian banks, and is a major data supplier to these institutions and expects to benefit from their growth. Another trend in North America is the consolidation of financial institutions. When these institutions merge, they look to gain synergies by combining their operations, thereby removing the need for two data sources.

On January 31, 2002, the Company completed its acquisition of SPS for aggregate cash consideration of $48,000. This acquisition will allow the FT Interactive Data business to expand its client base and enhance its pricing and coverage of fixed income securities.

Growth in the institutional market will come from the Company’s ability to expand its data content offerings to meet the needs of its clients, as they prepare for the introduction of Straight Through Processing and settling trades within one day, planned by the industry to occur by mid-2005. In addition, the Company will look to expand its market share in the burgeoning single European market.

In the Company’s retail investor services segment, the eSignal product continued, during the first quarter of 2002, to strengthen its position as a leading financial data provider for retail and professional investors. After a decline in subscribers through the end of September 2001, the Company experienced net growth in subscribers in the final quarter of 2001 and the first quarter of 2002. The Company expects the introduction of European real-time streaming financial market data to enhance the prospects for eSignal in this region.

RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)
(Unaudited)

	For the Periods Ended March 31,

	2002	2001

Service Revenues
Institutional	$79,140	$71,085
Retail:
- eSignal	8,818	9,257
- Broadcast	1,484	3,433

TOTAL	$89,442	$83,775
Cost of Services	27,014	26,551
Selling, General & Administrative	31,461	32,693

EBITDA (1)	$30,967	$24,531
Depreciation	3,403	3,087
Amortization	6,204	21,465

INCOME (LOSS) FROM OPERATIONS	$21,360	$(21)
Other income, net	392	658

INCOME BEFORE INCOME TAXES	$21,752	$637
Provision from income taxes	8,380	480

NET INCOME	$13,372	$157

Earnings per share:
Basic	$0.15	$0.00
Diluted	$0.14	$0.00
Weighted average shares outstanding
Basic	90,571	91,211
Diluted	93,947	91,604

(1)	“EBITDA’’ is defined as net income before other income, net income taxes, depreciation and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue for the institutional services business increased by 11% from $71,085 in the first three months of 2001 to $79,140 in the first three months of 2002. The increase reflects growth from higher redistributor and usage revenue and price increases in the core FT Interactive Data business and the inclusion of the first two months’ results of SPS. In addition, the Company continues to increase its revenue from its fixed income evaluated pricing service, and experienced growth from data provided to service bureaus and custodian banks. This growth was partially offset by a higher level of cancellations than normal, as customers looked to lower costs in their data collection operations as a result of the downturn in the overall financial sector. The Company’s CMS BondEdge division saw a slowdown in sales, as a result of similar cost cutting initiatives by CMS’ clients in its core financial institutional market. Revenue for the retail investor services eSignal business declined by 5% in the first three months of 2002 as compared to the first three months of 2001, primarily reflecting the slowdown in this business that the Company experienced through the end of September 2001. Beginning in the fourth quarter of 2001, subscriber numbers have grown as the market for active traders improves. The Company’s Broadcast business declined by 57% in the first three months of 2002 as expected, primarily due to customers migrating to alternative information sources including the Company’s Internet service.

Cost of services increased by 2% from $26,551 in the first three months of 2001 to $27,014 in the first three months of 2002. This increase was due in part to the increased costs of operations resulting from the SPS business acquired at the end of January 2002. This increase was partially offset by cost cutting measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast and eSignal businesses. Cost of services as a percentage of revenue declined from 32% in the first three months of 2001 to 30% in the first three months of 2002. The main reasons for this decline were the cost reductions made in the Company’s retail investor services business referred to above.

Selling, general and administrative expenses decreased by 4% from $32,693 in first three months of 2001 to $31,461 in the first three months of 2002. This decrease was due to the inclusion of a provision of $1,982 for bad debts recorded in the first three months of 2001 relating to receivables due from Bridge Information Services, Inc. which filed for bankruptcy in the first quarter of 2001. In addition, the Company reduced marketing and sales expenditures in the Company’s retail investor services business. These savings were partially offset by the inclusion of costs relating to the acquired SPS business. For the same reasons, selling, general and administrative expenses as a percentage of revenue decreased from 39% in the first three months of 2001 to 35% in the first three months of 2002.

EBITDA increased from $24,531 in the first three months of 2001 to $30,967 in first three months of 2002, an increase of 26%. This increase was due to the revenue growth in the institutional services business, the inclusion of two months’ results from the acquired SPS business, improved margins in both the Company’s business segments and the one time bad debt charge for receivables associated with Bridge Information Services, Inc. that was recorded in the first quarter of 2001.

In the first three months of 2002, depreciation increased by 10% reflecting the increased investment in fixed assets in the business. Amortization declined by 71% from $21,465 in the first three months of 2001 to $6,204 in the first three months of 2002, due to the ending of amortization of goodwill as a result of the adoption of FAS 142 in the first quarter of 2002.

Due to the factors discussed above, income from operations increased from a loss of $21 in the first three months of 2001 to income of $21,360 in the first three months of 2002.

Income before taxes increased from $637 in the first three months of 2001 to $21,752 in the first three months of 2002 reflecting the higher income from operations and lower other income. Other income decreased from $658 in the first three months of 2001 to $392 in the first three months of 2002. The decrease was due primarily to lower prevailing interest rates on invested cash.

The Company’s effective tax rate declined from 75% in the first three months of 2001 to 39% in the first three months of 2002. This decrease in the effective tax rate is due to the cessation of amortization expense related to acquired goodwill for financial reporting purposes, as a result of FAS 142. The difference between the Company’s statutory tax rate and effective tax rate in 2001 was primarily due to amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes.

The Company generated net income of $13,372 in the first three months of 2002 compared with $157 in the first three months of 2001. This improvement was primarily due to higher revenue and income from operations as discussed above.

The Company generated net income per basic share of $0.15 and net income per diluted share of $0.14 in the first quarter of 2002 as compared to no net income per share in the first quarter of 2001.

Weighted average basic shares outstanding declined by 1% for the first quarter of 2002 as compared to the first quarter of 2001 following the Company’s share buyback program during 2001 and weighted average diluted shares outstanding grew by 3% reflecting the granting of additional stock options.

     Liquidity and Capital Resources

Cash provided by operating activities for the first three months of 2002 was $13,781 compared with $24,607 in the corresponding period in 2001. The decline in cash provided by operating activities was due to a substantial increase in accounts receivable, as a result of the operations of the SPS business acquired in January 2002.

Net cash used in investing activities was $50,724 for the first three months of 2002 as compared with $29,294 of net cash provided by investing activities for the same period in 2001. This decline in net cash from investing activities was primarily due to the purchase of the SPS business for $48,000 and an increase in capital expenditures from $1,430 in 2001 to $2,894 in 2002. The capital expenditure increase was due in part to the acquisition of the SPS business and the commencement of investments in capital assets that will allow the Company to migrate its multiple legacy platforms to a common technology base.

In 2001, the Company received $30,724 from the sale of investments and businesses. This consisted of the net proceeds of $26,871 from the sale of its investment in MarketWatch, which the Company distributed to its stockholders by way of a dividend. The Company also received net proceeds of $3,853 from the sale of its Federal News Service business. On January 2, 2002, the Company announced that it would acquire the SPS business for a consideration of $48,000 in cash. The acquisition closed on January 31, 2002.

Net cash used in financing activities moved from $26,658 in the first three months of 2001 to net cash provided of $4,453 for the same period in 2002. The cash used in 2001 was due to the aforementioned dividend of $26,871 being partially offset by $213 from the exercise of stock options. The cash provided in 2002 was solely due to the proceeds of $4,453 from the exercise of common stock options.

The Company maintains a credit facility with KeyBank National Association. This credit facility consists of a $10,000 line of credit that matured on May 1, 2002. Borrowings under this agreement bear interest at Prime or LIBOR plus 2%, at the Company’s discretion. The Company entered into this short-term line of credit to facilitate financial flexibility with respect to potential acquisitions. The Company did not utilize this credit facility prior to its expiration date; however, it intends to renew this facility.

Management believes that the cash generated by operating activities, together with its existing cash and financing arrangement, will be sufficient to meet the short-and long-term needs of the Company.

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

Recently Issued Accounting Pronouncements

     Accounting for Business Combinations and Goodwill and Intangible Assets

In June 2001, FASB issued FAS 141 and FAS 142. These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS 141 beginning July 1, 2001 and has adopted FAS 142 on January 1, 2002. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of FAS 142 are expected to be made. Additionally, as a result of the adoption of FAS 142 the Company ceased recording amortization expense associated with its acquired goodwill. In the first three months of 2001, the Company recorded goodwill amortization of $9,309.

     Asset Retirement Obligations

In August 2001, FASB issued FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this standard to have any impact on the Company’s financial position or results of operations.

     Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, FASB issued FAS 144. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Company, as required, on January 1, 2002. Management believes that the adoption of FAS 144 will not have any impact on the Company’s financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and accordingly the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company’s foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the results of the Company’s operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2002, as reported in the Company’s Form 10-K for the year ended December 31, 2001, two stockholders (“the Nagels”) of two municipal bond mutual funds (“the Heartland High Yield Funds”) filed suit against those funds, their corporate sponsors, their advisors and their independent auditors. The complaint, which was filed in the Federal district court for the Eastern District of Wisconsin under the caption Robert L. Nagel, et al. v. The Heartland Group, Inc. et al. (Civil Action No. 01-C-1004), closely tracked a consolidated class action complaint that reflects the fraud, misrepresentation and negligence claims of 21 individual stockholders against the same defendants. Unlike the consolidated class action complaint, however, the Nagels named the Company as an additional defendant in their separate action. On March 25, 2002, by order of the Federal district court for the Eastern District of Wisconsin, the Nagels’ complaint in their separate action was stricken from the record. As such, at this time, the Company is not a party to any litigation relating to the Heartland High Yield Funds matter.

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report:

None

b.	Reports on Form 8-K:

None

INTERACTIVE DATA CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: May 14, 2002	By: /s/ STUART J. CLARK Name: Stuart J. Clark President and Chief Executive Officer

Dated: May 14, 2002	By: /s/ STEVEN G. CRANE Name: Steven G. Crane Chief Financial Officer