Form 10-Q
period 2002-06-30
INTERACTIVE DATA CORP/MA/
filed 2002-07-30
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of July 23, 2002 was 91,322,001.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001

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
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

SERVICE REVENUES	$93,453	$84,439	$182,895	$168,214
COSTS AND EXPENSES
Cost of services	28,759	25,705	55,773	52,256
Selling, general and administrative	32,604	31,013	64,065	63,706
Depreciation	3,676	3,015	7,079	6,102
Amortization	4,746	20,875	10,950	42,340

Total costs and expenses	69,785	80,608	137,867	164,404

INCOME FROM OPERATIONS	23,668	3,831	45,028	3,810
Other income, net	449	791	841	1,449

INCOME BEFORE INCOME TAXES	24,117	4,622	45,869	5,259
Income tax expense	9,601	3,267	17,981	3,747

NET INCOME	14,516	1,355	27,888	1,512

Foreign currency translation adjustment	4,769	(731)	3,389	(4,175)

Comprehensive Income (Loss)	$19,285	$624	$31,277	$(2,663)

NET INCOME PER SHARE
Basic	$.16	$.01	$.31	$.02
Diluted	$.15	$.01	$.30	$.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,116	91,253	90,843	91,232
Diluted	94,121	92,032	93,832	91,818

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,334	$118,522
Accounts receivable, net	60,062	46,792
Receivable from affiliates	16	7
Prepaid expenses and other current assets	3,222	3,152
Deferred income taxes	11,455	13,207

Total current assets	173,089	181,680

Property and equipment, net	38,547	38,431
Goodwill	379,058	353,748
Other intangible assets, net	132,789	121,040
Other assets	2,928	3,084

Total Assets	$726,411	$697,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$8,736	$11,814
Payable to affiliates	216	5,065
Accrued liabilities	50,024	50,684
Income taxes payable	5,681	13,578
Deferred revenue	29,667	24,477

Total current liabilities	94,324	105,618
Deferred tax liabilities	5,394	8,209
Other liabilities	1,474	1,489

Total Liabilities	101,192	115,316
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 93,306,782 issued and 91,306,782 outstanding at June 30, 2002 and 92,245,419 issued and 90,245,419 outstanding at December 31, 2001	933	922
Additional paid-in capital	782,348	771,084
Treasury stock, at cost, 2,000,000 shares	(24,273)	(24,273)
Accumulated deficit	(127,243)	(155,131)
Accumulated other comprehensive loss	(6,546)	(9,935)

Total Stockholders’ Equity	625,219	582,667

Total Liabilities and Stockholders’ Equity	$726,411	$697,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock
						Accumulated
					Additional	Other		Total
	Number of	Par	Number of	Treasury	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Shares	Stock Cost	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2001 (Audited)	92,245	$922	2,000	$(24,273)	$771,084	$(9,935)	$(155,131)	$582,667
Exercise of stock options	1,062	11	—	—	7,190	—	—	7,201
Tax benefit from exercise of stock options	—	—	—	—	4,074	—	—	4,074
Other comprehensive income	—	—	—	—	—	3,389	—	3,389
Net income	—	—	—	—	—	—	27,888	27,888

Balance, June 30, 2002	93,307	$933	2,000	$(24,273)	$782,348	$(6,546)	$(127,243)	$625,219

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	(Unaudited)
	2002	2001

Cash flows provided by (used in) operating activities:
Net income	$27,888	$1,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,029	48,442
Tax benefit from exercise of stock options	4,074	200
Deferred income taxes	(878)	—
Other non-cash items, net	6	245
Changes in operating assets and liabilities, net	(23,747)	(17,333)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,372	33,066

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(5,899)	(4,427)
Net proceeds from sales of investments and business	—	43,224
Acquisition of business	(48,000)	—
Other investing activities	340	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(53,559)	38,797
Cash flows provided by (used in) financing activities:
Distribution of dividends	—	(26,871)
Purchase of treasury stock	—	(312)
Proceeds from exercise of stock options	7,201	579

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,201	(26,604)
Effect of exchange rate on cash	798	(696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,188)	44,563
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,522	38,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,334	$83,215

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
(Unaudited)

1.  Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly-owned subsidiaries (“the Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Acquisitions

On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,833, consisting of severance costs and legal and accounting services. As of June 30, 2002, $293 of the acquisition costs have been paid.

The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141
“Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible asset, customer lists, is being amortized over a fourteen-year period. The Company’s financial statements include the results of operations of SPS subsequent to the acquisition date.

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

4.  Stock Based Compensation

The Company has 6,644 stock options outstanding under its 2000 Long Term Incentive Plan as of June 30, 2002, with a weighted average exercise price of $8.12. Of these options, 3,205 are currently exercisable and have a weighted average exercise price of $7.78.

5.  Segment Information

The Company’s reportable segments are as follows:

Institutional	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

Retail	delivery of real-time financial market information to retail customers.

The Company evaluates its segments on the basis of net income before other income, income taxes, depreciation and amortization expense (“EBITDA”). EBITDA is presented because it is a widely accepted indicator of funds available to the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

Segment financial information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001(2)	2002	2001(2)

Service revenues
Institutional	$83,627	$72,647	$162,767	$143,732
Retail	9,826	11,792	20,128	24,482

Total	$93,453	$84,439	$182,895	$168,214

Income (loss) from operations
Institutional	$31,991	$27,846	$60,831	$51,215
Retail	362	706	1,507	1,627
Corporate and unallocated (1)	(8,685)	(24,721)	(17,310)	(49,032)

Total	$23,668	$3,831	$45,028	$3,810

EBITDA
Institutional	$34,680	$29,852	$65,912	$55,185
Retail	1,349	1,639	3,505	3,610
Corporate and unallocated	(3,939)	(3,770)	(6,360)	(6,543)

Total	$32,090	$27,721	$63,057	$52,252

(1)	Corporate and unallocated loss from operations for the period ended June 30, 2002 primarily consists of intangible asset amortization. Corporate and unallocated loss from operations for the period ended June 30, 2001 primarily consists of goodwill and intangible asset amortization.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no affect on the Company’s financial position or results of operations.

6.  Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands):

	For the Six Months Ended
	June 30, 2002

	Income	Weighted Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$27,888	90,843	$0.31
Effect of dilutive securities:
Stock options	—	2,989	(0.01)

Net income available to common stockholders-diluted	$27,888	93,832	$0.30

	For the Six Months Ended
	June 30, 2001

	Income	Weighted Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$1,512	91,232	$0.02
Effect of dilutive securities:
Stock options	—	586	—

Net income available to common stockholders-diluted	$1,512	91,818	$0.02

	For the Three Months Ended
	June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$14,516	91,116	$0.16
Effect of dilutive securities:
Stock options	—	3,005	(0.01)

Net income available to common stockholders-diluted	$14,516	94,121	$0.15

	For the Three Months Ended
	June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$1,355	91,253	$0.01
Effect of dilutive securities:
Stock options	—	779	—

Net income available to common stockholders-diluted	$1,355	92,032	$0.01

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

8.  Income Taxes

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. The difference between the Company’s statutory tax rate and effective tax rate in 2002 as compared to 2001 was primarily due to the cessation of non-deductible amortization for financial reporting purposes (See Note 9 and Note 10).

9.  Goodwill and Intangible Assets

Intangible assets consist of the following:

	June 30, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	$87,500	$(87,500)	$0	$87,898	$(87,732)	$166
Securities database	10,792	(10,425)	367	10,792	(9,069)	1,723
Computer software	42,486	(37,618)	4,868	42,486	(35,015)	7,471
Customer lists	170,600	(43,046)	127,554	140,500	(35,823)	104,677
Workforce	—	—	—	9,382	(2,379)	7,003
Total	$311,378	$(178,589)	$132,789	$291,058	$(170,018)	$121,040

The impact on net income and earnings per share as a result of the adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), for the six months ended June 30:

	2002	2001

Reported net income	$27,888	$1,512
Add back: goodwill amortization	—	18,618

Adjusted net income	$27,888	$20,130

Basic earnings per share:
Reported net income	$.31	$.02
Goodwill amortization	—	.20
Adjusted earnings per share	$.31	$.22

Diluted earnings per share:
Reported net income	$.30	$.02
Goodwill amortization	—	.20
Adjusted diluted earnings per share	$.30	$.22

Estimated amortization expense:

For year ended 12/31/02	$18,969
For year ended 12/31/03	$13,793
For year ended 12/31/04	$13,740
For year ended 12/31/05	$12,406
For year ended 12/31/06	$12,140

10.  New Accounting Pronouncements

     Accounting for Business Combinations and Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and FAS 142. These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted these pronouncements in its financial statements on their respective effective dates. No material changes to the carrying values of goodwill and other intangible assets were made as a result of the adoption of FAS 142. As a result of the adoption of FAS 142, beginning with January 2002, the Company ceased the amortization of goodwill. In the three months and six months ended June 30, 2001,the Company recorded goodwill amortization of $9,309 and $18,618, respectively.

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

     Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. The adoption of FAS 144 did not have any impact on its financial position or results of operations.

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

Market trends:

In the core institutional services market through the first six months of 2002, we have experienced a higher than normal level of cancellations primarily attributable to cost cutting across financial institutions. However, revenues from the FT Interactive Data business have remained relatively resilient in the current uncertain market conditions due to higher sales from premium priced fixed income data sets. The Company believes that this is because much of the data supplied by the Company is mission critical to its customers. Also, in the six months ended June 30, 2002, the Company’s CMS BondEdge division saw a continued slowdown in sales primarily attributable to cost cutting across financial institutions.

There is a trend in North America for major financial institutions to outsource their back office accounting operations for the valuation of their security holdings and portfolios to service bureaus and custodian banks. The Company has established relationships with service bureaus and custodian banks and is a major data supplier to these institutions and expects to benefit from their growth. Another trend in North America is the consolidation of financial institutions. When these institutions merge, they look to gain synergies by combining their operations, thereby removing the need for two data sources.

On January 31, 2002, the Company completed its acquisition of SPS for aggregate cash consideration of $48,000. This acquisition will allow the FT Interactive Data business to expand its client base and enhance its coverage of fixed income securities. The results of operations of SPS have been included in the consolidated results from the date of acquisition.

Growth in the institutional market will come from the Company’s ability to expand its data content offerings to meet the needs of its clients. In addition, the Company will continue to look to expand its market share in the burgeoning single European market.

In the Company’s retail investor services segment, the eSignal product continued, during the first six months of 2002, to strengthen its position as a leading financial data provider for retail and professional investors. After a decline in subscribers through the end of September 2001, the Company experienced net growth in subscribers in the final quarter of 2001 and the first six months of 2002. In 2002, a large proportion of the increase in subscribers has come from developing further distribution channels, which generate incremental revenues at a lower rate than from direct customers. The Company expects the introduction of European real-time streaming financial market data to enhance the prospects for eSignal in this region.

RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

SERVICE REVENUES
Institutional	$83,627	$72,647	$162,767	$143,732
Retail:
-eSignal	8,606	9,011	17,424	18,268
-Broadcast	1,220	2,781	2,704	6,214

TOTAL REVENUES	93,453	84,439	182,895	168,214
COSTS AND EXPENSES
Cost of services	28,759	25,705	55,773	52,256
Selling, general and administrative	32,604	31,013	64,065	63,706

EBITDA (1)	32,090	27,721	63,057	52,252
Depreciation	3,676	3,015	7,079	6,102
Amortization	4,746	20,875	10,950	42,340

INCOME FROM OPERATIONS	23,668	3,831	45,028	3,810
Other income, net	449	791	841	1,449

INCOME BEFORE INCOME TAXES	24,117	4,622	45,869	5,259
Income tax expense	9,601	3,267	17,981	3,747

NET INCOME	$14,516	$1,355	$27,888	$1,512

NET INCOME PER SHARE
Basic	$.16	$.01	$.31	$.02
Diluted	$.15	$.01	$.30	$.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,116	91,253	90,843	91,232
Diluted	94,121	92,032	93,832	91,818

(1)	“EBITDA” is defined as net income before other income, income taxes, depreciation and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue for the institutional services business increased by 15.1% from $72,647 in the second quarter of 2001 to $83,627 in the second quarter of 2002. The increase reflects growth from higher redistributor and usage revenue, price increases in the core FT Interactive Data business and the inclusion of three months’ results of SPS, which accounted for 7.5% of the growth. In addition, the Company continues to increase its revenue from its fixed income evaluated pricing service, and experienced growth from data provided to service bureaus and custodian banks. This growth was partially offset by a higher level of cancellations than normal, as customers looked to lower costs in their data collection operations as a result of the economic downturn in the overall financial sector, although the level of cancellations declined towards the end of the quarter. The Company’s CMS BondEdge division saw a slowdown in sales, as a result of similar cost cutting initiatives by CMS’ clients in its core financial institutional market. Revenue for the retail investor services eSignal business declined by 4.5% in the second quarter of 2002 as compared to the second quarter of 2001, primarily reflecting the slowdown in this business that the Company experienced through the end of September 2001. Beginning in the fourth quarter of 2001, subscriber numbers have grown as the Company has sought to increase its market share by developing further distribution channels for its eSignal product. The Company’s Broadcast business declined by 56.1% in the second quarter of 2002, primarily due to customers migrating to alternative information sources including the Company’s internet service.

Cost of services increased by 11.9% from $25,705 in the second quarter of 2001 to $28,759 in the second quarter of 2002. This increase was due in part to the inclusion of three month’s costs of operations resulting from the SPS business acquired at the end of January 2002. This increase was partially offset by cost cutting measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast and eSignal businesses. Cost of services as a percentage of revenue increased from 30.4% in the second quarter of 2001 to 30.8% in the second quarter of 2002. The main reasons for this small increase were the inclusion of the SPS costs being partially offset by cost reductions made in the Company’s retail investor services business referred to above. The percentage of revenue devoted to cost of services is expected to decline as services are migrated from the proprietary SPS platform to the existing FT Interactive Data platform.

Selling, general and administrative expenses increased by 5.1% from $31,013 in the second quarter of 2001 to $32,604 in the second quarter of 2002. This increase was due to the inclusion of costs relating to the acquired SPS business. Partially offsetting this increase, the Company reduced marketing and sales expenditures in the Company’s retail investor services business. Selling, general and administrative expenses as a percentage of revenue decreased from 36.7% in the second quarter of 2001 to 34.9% in the second quarter of 2002.

EBITDA increased from $27,721 in the second quarter of 2001 to $32,090 in the second quarter of 2002, an increase of 15.8%. This increase was due to the revenue growth in the institutional services business and the inclusion of three months’ results from the acquired SPS business.

In the second quarter of 2002, depreciation increased by 21.9% reflecting the increased investment in fixed assets in the business, and the opening of a second facility in Manhattan, providing backup to the Company’s existing downtown offices. Amortization declined by 77.3% from $20,875 in the second quarter of 2001 to $4,746 in the second quarter of 2002, due to the ending of amortization of goodwill as a result of the adoption of FAS 142 in January 2002 and the ending of amortization of intangibles that became fully amortized in 2002.

Due to the factors discussed above, income from operations increased from $3,831 in the second quarter of 2001 to $23,668 in the second quarter of 2002.

Income before taxes increased from $4,622 in the second quarter of 2001 to $24,117 in the second quarter of 2002 reflecting the higher income from operations and lower other income. Other income decreased from $791 in the second quarter of 2001 to $449 in the second quarter of 2002. The decrease was due primarily to lower prevailing interest rates on invested cash.

The Company’s effective tax rate declined from 70.7% in the second quarter of 2001 to 39.8% in the second quarter of 2002. This decrease in the effective tax rate is due to the cessation of amortization expense related to acquired goodwill for financial reporting purposes, as a result of FAS 142. The difference between the Company’s statutory tax rate and effective tax rate in 2001 was primarily due to amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes.

The Company generated net income of $14,516 in the second quarter of 2002 compared with $1,355 in the second quarter of 2001. This improvement was primarily due to higher revenue and income from operations as discussed above.

The Company generated net income per basic share of $0.16 and net income per diluted share of $0.15 in the second quarter of 2002, as compared to basic and diluted net income per share of $0.01 in the second quarter of 2001.

Weighted average basic shares outstanding declined by 0.2% for the second quarter of 2002 as compared to the second quarter of 2001 following the Company’s share buyback program during 2001 and weighted average diluted shares outstanding grew by 2.3% reflecting the granting of additional stock options.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue for the institutional services business increased by 13.2% from $143,732 for the first six months of 2001 to $162,767 in the first six months of 2002. The increase reflects growth from higher redistributor and usage revenue, price increases in the core FT Interactive Data business and the inclusion of five months’ results of SPS. In addition, the Company continues to increase its revenue from its fixed income evaluated pricing service, and experienced growth from data provided to service bureaus and custodian banks. This growth was partially offset by a higher level of cancellations than normal, as customers looked to lower costs in their data collection operations as a result of the economic downturn in the overall financial sector. The Company’s CMS BondEdge division saw a slowdown in sales, as a result of similar cost cutting initiatives by CMS’ clients in its core financial institutional market. Revenue for the retail investor services eSignal business declined by 4.6% in the first six months of 2002 as compared to the first six months of 2001, primarily reflecting the slowdown in this business that the Company experienced through the end of September 2001. Beginning in the fourth quarter of 2001, subscriber numbers have grown as the Company has sought to increase its market share by developing further distribution channels for its eSignal product. The Company’s Broadcast business declined by 56.5% in the first six months of 2002, primarily due to customers migrating to alternative information sources including the Company’s Internet service.

Cost of services increased by 6.7% from $52,256 in the first six months of 2001 to $55,773 in the first six months of 2002. This increase was due in part to the inclusion of five month’s costs of operations resulting from the SPS business acquired at the end of January 2002. This increase was partially offset by cost cutting measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast and eSignal businesses. Cost of services as a percentage of revenue decreased marginally from 31.1% in the first six months of 2001 to 30.5% in the first six months of 2002.

Selling, general and administrative expenses increased 0.6% from $63,706 in the first six months of 2001 to $64,065 in the first six months of 2002. This increase was due to the inclusion of costs relating to the acquired SPS business. Partially offsetting this increase, the Company reduced marketing and sales expenditures in the Company’s retail investor services business. Selling, general and administrative expenses as a percentage of revenue decreased from 37.9% in the first six months of 2001 to 35.0% in the first six months of 2002.

EBITDA increased from $52,252 in the first six months of 2001 to $63,057 in the first six months of 2002, an increase of 20.7%. This increase was due to the revenue growth in the institutional services business, the inclusion of five months’ results from the acquired SPS business, and overall improved margins in both the Company’s business segments.

In the first six months of 2002, depreciation increased by 16.0% reflecting the increased investment in fixed assets in the business, and the opening of a second facility in Manhattan, providing backup to the Company’s existing downtown offices. Amortization declined by 74.1% from $42,340 in the first six months of 2001 to $10,950 in the first six months of 2002, due to the ending of amortization of goodwill as a result of the adoption of FAS 142 in January 2002 and the ending of amortization of intangibles that became fully amortized in 2002.

Due to the factors discussed above, income from operations increased from $3,810 in the first six months of 2001 to $45,028 in the first six months of 2002.

Income before taxes increased from $5,259 in the first six months of 2001 to $45,869 in the first six months of 2002 reflecting the higher income from operations and lower other income. Other income decreased from $1,449 in the first six months of 2001 to $841 in the first six months of 2002. The decrease was due primarily to lower prevailing interest rates on invested cash.

The Company’s effective tax rate declined from 71.2% in the first six months of 2001 to 39.2% in the first six months of 2002. This decrease in the effective tax rate is due to the cessation of amortization expense related to acquired goodwill for financial reporting purposes, as a result of FAS 142. The difference between the Company’s statutory tax rate and effective tax rate in 2001 was primarily due to amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes.

The Company generated net income of $27,888 in the first six months of 2002 compared with $1,512 in the first six months of 2001. This improvement was primarily due to higher revenue and income from operations as discussed above.

The Company generated net income per basic share of $0.31 and net income per diluted share of $0.30 in the first six months of 2002, as compared to basic and diluted net income per share of $0.02 in the first six months of 2001.

Weighted average basic shares outstanding declined by 0.4% for the first six months of 2002 as compared to the first six months of 2001 following the Company’s share buyback program during 2001 and weighted average diluted shares outstanding grew by 2.2% reflecting the granting of additional stock options.

Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 2002 was $25,372 compared with $33,066 in the corresponding period of 2001. The decline in cash provided by operating activities was due mainly to an increase in working capital requirements including the build up of working capital as a result of additional operational requirements arising from the acquisition of SPS in January 2002.

Net cash used in investing activities was $53,559 for the first six months of 2002 as compared with $38,797 of net cash provided by investing activities for the same period in 2001. This decline in net cash from investing activities was primarily due to the purchase of the SPS business, in January 2002, for $48,000 in cash, and an increase in capital expenditures from $4,427 in 2001 to $5,899 in 2002. The capital expenditure increase was due in part to the acquisition of the SPS business and the commencement of investments in capital assets that will allow the Company to migrate its multiple legacy platforms to a common technology base.

In 2001, the Company received $43,224 from the sale of investments and businesses. This amount included the net proceeds of $26,871 from the sale of its investment in MarketWatch, which the Company distributed to its stockholders by way of a dividend. The Company also received net proceeds of $3,853 from the sale of its Federal News Service business. In addition the Company sold its common stock in SportsLine.com for $12,500.

Net cash provided by/used in financing activities moved from a use of $26,604 in the first six months of 2001 to net cash provided of $7,201 for the same period in 2002. The cash used in 2001 was due to the aforementioned dividend of $26,871 and $312 on the purchase of the Company’s treasury stock, being partially offset by $579 from the exercise of stock options. The cash provided in 2002 was solely due to the proceeds of $7,201 from the exercise of common stock options.

Management believes that the cash generated by operating activities, together with its existing cash, will be sufficient to meet the short-and long-term needs of the Company.

Income Taxes

The Company recognizes future tax benefits or expenses attributable to its temporary differences, net operating loss carry forwards and tax credit carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, management believes that it is more likely than not that the majority of the recorded deferred tax assets will be realized.

Inflation

Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality

The Company has not experienced any material seasonal fluctuations in its business. However, the financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, the Company’s business could be adversely affected. The degree of such consequences is uncertain. Exposures in this area are somewhat mitigated by the Company’s service offerings in non-U.S. markets.

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

Forward-Looking Statements

From time to time, including in this filing, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, critical accounting policies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results, or other expectations expressed in the Company’s forward-looking statements. The Company assumes no obligation to update any of its forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following:

•	The presence of competitors with greater financial resources and their strategic response to the Company’s services and products.

•	Changes in technology, which could affect the competitiveness of the Company’s products and services.

•	The ability to maintain relationships with key suppliers and providers of market data.

•	A decline in activity levels in the securities markets, which could lower demand for the Company’s services.

•	Consolidation of financial services. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). Such consolidations could lower demand for the Company’s products and services.

•	Prolonged outage at one of Company’s data centers. While the Company employs high reliability technology at its data centers, a prolonged outage at one of its data centers could have a material impact on revenues.

•	The acceptance of the Internet as a reliable real-time distribution platform by institutional customers.

•	The ability of the Company to broaden its subscriber base by adding more individual investors outside of the Company’s traditional “active-trader” market.

•	The potential obsolescence of the Company’s services due to the introduction of new technologies.

•	Other trends in competitive or economic conditions affecting the Company’s financial condition or results of operations not presently contemplated.

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

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted on by the Company’s stockholders at its Annual Meeting of Stockholders held on May 30, 2002.

a.	Election of ten members to the Company’s board of directors, each to hold office until the next annual meeting of the Company’s stockholders and until their successors have been duly elected and qualified or their earlier death, resignation or removal.

Stuart Clark	For Withheld	85,193,286 2,916,912

John Fallon	For Withheld	85,050,270 3,059,928

Donald P. Greenberg	For Withheld	87,594,088 516,110

Stephen Hill	For Withheld	87,437,838 672,360

Alan J. Hirschfield	For Withheld	87,579,830 530,368

Philip J. Hoffman	For Withheld	84,035,774 4,074,424

William Etheridge	For Withheld	85,050,270 3,059,928

Giles Spackman	For Withheld	83,478,797 4,631,401

Carl Spielvogel	For Withheld	87,594,028 516,170

Allan R. Tessler	For Withheld	87,580,822 529,376

b.	Ratification of the appointment of PriceWaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002.

For	87,863,181
Against	235,100
Abstain	11,917

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report:

None

b.	Reports on Form 8-K:

On April 5, 2002, the Company filed a Current Report on Form 8-K regarding the removal, by the Federal district court for the Eastern District of Wisconsin, of the Company from certain litigation (Item 5).

INTERACTIVE DATA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: July 30, 2002	By: -s- STUART J. CLARK Name: Stuart J. Clark President and Chief Executive Officer

Dated: July 30, 2002	By: -s- STEVEN G. CRANE Name: Steven G. Crane Chief Financial Officer