Form 10-Q/A
period 2002-06-30
INTERACTIVE DATA CORP/MA/
filed 2002-08-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A
                                 Amendment No. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to ______

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

       Registrant's telephone number, including area code: (781) 687-8500


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

                                PRELIMINARY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibits 99.1 and 99.2 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.   The following exhibits are filed as part of this report:

     99.1     Certification of Chief Executive Officer
     99.2     Certification of Chief Financial Officer

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

                                          INTERACTIVE DATA CORPORATION
                                                      (Registrant)

Dated: August 14, 2002                    By:  /s/  Stuart J. Clark
                                          Name: Stuart J. Clark
                                          President and Chief Executive Officer




Dated: August 14, 2002                    By:  /s/  Steven G. Crane
                                          Name: Steven G. Crane
                                          Chief Financial Officer