Form 10-Q
period 2002-09-30
INTERACTIVE DATA CORP/MA/
filed 2002-11-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 8, 2002 was 91,539,163.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001

Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
(b) Changes in Internal Controls

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

SERVICE REVENUES	$95,662	$85,287	$278,557	$253,501
COSTS AND EXPENSES
Cost of services	27,947	25,433	83,720	77,689
Selling, general and administrative	34,291	30,041	98,356	93,747
Depreciation	3,634	3,105	10,713	9,207
Amortization	4,299	17,793	15,249	60,133

Total costs and expenses	70,171	76,372	208,038	240,776

INCOME FROM OPERATIONS	25,491	8,915	70,519	12,725

Other income, net	657	934	1,498	2,383

INCOME BEFORE INCOME TAXES	26,148	9,849	72,017	15,108
Income tax expense	10,346	6,011	28,327	9,758

NET INCOME	15,802	3,838	43,690	5,350

Foreign currency translation adjustment	2,542	3,205	5,931	(970)

Comprehensive Income	$18,344	$7,043	$49,621	$4,380

NET INCOME PER SHARE
Basic	$.17	$.04	$.48	$.06
Diluted	$.17	$.04	$.47	$.06

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,376	91,085	91,021	91,183
Diluted	93,493	93,537	93,716	92,391

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$133,776	$118,522
Accounts receivable, net	57,499	46,792
Receivable from affiliates	127	7
Prepaid expenses and other current assets	4,006	3,152
Deferred income taxes	11,487	13,207

Total current assets	206,895	181,680

Property and equipment, net	35,190	38,431
Goodwill	380,424	353,748
Other intangible assets, net	128,491	121,040
Other assets	2,951	3,084

Total Assets	$753,951	$697,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$8,598	$11,814
Payable to affiliates	2,293	5,065
Accrued liabilities	51,361	50,684
Income taxes payable	8,046	13,578
Deferred revenue	31,813	24,477

Total current liabilities	102,111	105,618
Deferred tax liabilities	5,394	8,209
Other liabilities	1,463	1,489

Total Liabilities	108,968	115,316
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 93,432,194 issued and 91,432,194 outstanding at September 30, 2002 and 92,245,419 issued and 90,245,419 outstanding at December 31, 2001	934	922
Additional paid-in capital	783,767	771,084
Treasury stock, at cost, 2,000,000 shares	(24,273)	(24,273)
Accumulated deficit	(111,441)	(155,131)
Accumulated other comprehensive loss	(4,004)	(9,935)

Total Stockholders’ Equity	644,983	582,667

Total Liabilities and Stockholders’ Equity	$753,951	$697,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock

					Additional	Accumulated Other		Total
	Number of	Par	Number of	Treasury Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Shares	Cost	Capital	Income (Loss)	Deficit	Equity

Balance, December 31, 2001	92,245	$922	2,000	$(24,273)	$771,084	$(9,935)	$(155,131)	$582,667
Exercise of stock options	1,137	12	-	-	7,738	-	-	7,750
Issuance of stock in connection with employee stock purchase plan	50	-	-	-	598	-	-	598
Tax benefit from exercise of stock options	-	-	-	-	4,347	-	-	4,347
Other comprehensive income	-	-	-	-	-	5,931	-	5,931
Net income	-	-	-	-	-	-	43,690	43,690

Balance, September 30, 2002	93,432	$934	2,000	$(24,273)	$783,767	$(4,004)	$(111,441)	$644,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	(Unaudited)

	2002	2001

Cash flows provided by (used in) operating activities:
Net income	$43,690	$5,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,962	69,340
Tax benefit from exercise of stock options	4,347	643
Deferred income taxes	(842)	—
Other non-cash items, net	2,791	271
Changes in operating assets and liabilities, net	(13,943)	(10,982)

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,005	64,622

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(9,245)	(8,153)
Net proceeds from sales of investments and business	—	43,224
Acquisition of business	(48,000)	—
Other investing activities	340	719

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(56,905)	35,790
Cash flows provided by (used in) financing activities:
Distribution of dividends	—	(26,871)
Purchase of treasury stock	—	(21,907)
Proceeds from exercise of stock options and employee stock purchase plan	8,348	1,904

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,348	(46,874)
Effect of exchange rate on cash	1,806	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,254	53,547
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,522	38,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,776	$92,199

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
(Unaudited)

     1.     Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly-owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     2.     Acquisitions

On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,233, consisting of severance costs and legal and accounting services. As of September 30, 2002, $377 of the acquisition costs have been paid.

The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible asset, customer lists, is being amortized over a fourteen-year period. The Company’s financial statements include the results of operations of SPS subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	17,624
Deferred tax assets	737

$49,233
Liabilities
Accrued acquisition costs	$1,233

Total Purchase Price	$48,000

     3.     Investment In MarketWatch.com, Inc.

On December 27, 2000, the Company entered into an agreement with an affiliate of Pearson plc (“Pearson,” which is the parent company of the Company’s majority stockholder) to sell its 34.4% ownership interest in MarketWatch.com, Inc. (“MarketWatch”) for $26,888. On January 16, 2001, the Company paid a special dividend of $26,871 to shareholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in MarketWatch, less $17 paid in administrative related fees.

     4.     Stock Based Compensation

The Company has 8,992 stock options outstanding under its 2000 Long Term Incentive Plan as of September 30, 2002, with a weighted average exercise price of $10.33. Of these options, 3,387 are currently exercisable and have a weighted average exercise price of $7.81.

     5.     Segment Information

The Company’s reportable segments are as follows:

Institutional delivery of time sensitive pricing (including evaluated pricing), dividend, corporate action, hard-to-value instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

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

Segment financial information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001 (2)	2002	2001 (2)

Service revenues :
Institutional	$85,729	$74,618	$248,496	$218,350
Retail	9,933	10,669	30,061	35,151

Total	$95,662	$85,287	$278,557	$253,501

Income (loss) from operations:
Institutional	$33,094	$29,317	$93,925	$80,532
Retail	407	121	1,914	1,748
Corporate and unallocated (1)	(8,010)	(20,523)	(25,320)	(69,555)

Total	$25,491	$8,915	$70,519	$12,725

EBITDA:
Institutional	$35,777	$31,357	$101,689	$86,542
Retail	1,358	1,083	4,863	4,693
Corporate and unallocated	(3,711)	(2,627)	(10,071)	(9,170)

Total	$33,424	$29,813	$96,481	$82,065

(1)	Corporate and unallocated loss from operations for the period ended September 30, 2002 primarily consists of intangible asset amortization. Corporate and unallocated loss from operations for the period ended September 30, 2001 primarily consists of goodwill and intangible asset amortization.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no affect on the Company’s financial position or results of operations.

     6.     Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2002

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$43,690	91,021	$0.48
Effect of dilutive securities:
Stock options	—	2,695	(0.01)
Net income available to common stockholders-diluted	$43,690	93,716	$0.47

	For the Nine Months Ended
	September 30, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$5,350	91,183	$0.06
Effect of dilutive securities:
Stock options	—	1,208	—
Net income available to common stockholders-diluted	$5,350	92,391	$0.06

	For the Three Months Ended
	September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$15,802	91,376	$0.17
Effect of dilutive securities:
Stock options	—	2,117	—

Net income available to common stockholders-diluted	$15,802	93,493	$0.17

	For the Three Months Ended
	September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$3,838	91,085	$0.04
Effect of dilutive securities:
Stock options	—	2,452	—

Net income available to common stockholders-diluted	$3,838	93,537	$0.04

     7.     Commitments and Contingencies

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

The Company and its directors have answered the consolidated complaint, and discovery has commenced. Certain of the directors have moved to dismiss the complaint against them. The Company expects to contest the allegations against it and its directors vigorously.

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

     9.     Goodwill and Intangible Assets

Intangible assets consist of the following:

	September 30, 2002			December 31, 2001

				Gross
	Gross Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	$87,500	$(87,500)	$0	$87,898	$(87,732)	$166
Securities database	10,792	(10,686)	106	10,792	(9,069)	1,723
Computer software	42,486	(38,619)	3,867	42,486	(35,015)	7,471
Customer lists	170,600	(46,082)	124,518	140,500	(35,823)	104,677
Workforce	—	—	—	9,382	(2,379)	7,003

Total	$311,378	$(182,887)	$128,491	$291,058	$(170,018)	$121,040

The impact on net income and earnings per share as a result of the adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), for the nine months ended September 30 is as follows:

	2002	2001

Reported net income	$43,690	$5,350
Add back: goodwill amortization	—	28,347

Adjusted net income	$43,690	$33,697
Basic earnings per share:
Reported net income	$.48	$.06
Goodwill amortization	—	.31
Adjusted earnings per share	$.48	$.37
Diluted earnings per share:
Reported net income	$.47	$.06
Goodwill amortization	—	.30
Adjusted diluted earnings per share	$.47	$.36

Estimated amortization expense:

For year ended 12/31/02	$18,736
For year ended 12/31/03	$13,793
For year ended 12/31/04	$13,740
For year ended 12/31/05	$12,406
For year ended 12/31/06	$12,140

     10.     New Accounting Pronouncements

Asset Retirement Obligations

In August 2001, the FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets

and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. The adoption of FAS 144 did not have any impact on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued, Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No.94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and will be adopted by the Company on its effective date. Management does not expect the adoption of FAS 146 to have a material impact on its financial position or results of operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time sensitive pricing (including evaluated pricing), dividend, corporate action and descriptive information for approximately 3.5 million securities. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the business are its extensive database expertise and technology resources.

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

The Company operates in two business segments:

Institutional services — delivery of time sensitive pricing (including evaluated pricing), dividend, corporate action, hard-to-value instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

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

Retail investor services:

The Internet based services offer real-time, Internet delivered subscription quote services for traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

The Company’s broadcast services deliver real-time quotes to communication devices that rely on FM subcarriers, satellite, cable television and telephone lines.

Market trends:

In the core institutional services market through the first nine months of 2002, we have experienced a higher than normal level of cancellations primarily attributable to cost cutting across financial institutions. However, revenues from the FT Interactive Data business have remained relatively resilient in the current uncertain market conditions due to a high level of subscription sales in the final quarter of 2001 and a solid sales performance in 2002, which more than offset the level of cancellations noted above. The Company believes that this is because much of the data supplied by the Company is mission critical to its customers. The Company’s CMS BondEdge division, in the nine months ended September 30, 2002, saw a continued slowdown in sales primarily attributable to cost cutting across financial institutions.

There is a continuing trend in North America for major financial institutions to outsource their back office accounting operations for the valuation of their security holdings and portfolios to service bureaus and custodian banks. The Company has established relationships with service bureaus and custodian banks and is a major data supplier to these institutions and expects to benefit from their growth. Another trend in North America is the consolidation of financial institutions. When these institutions merge, they look to gain synergies by combining their operations, thereby removing the need for two data sources, which accounts for some of the higher than normal cancellations mentioned previously.

On January 31, 2002, the Company completed its acquisition of SPS for aggregate cash consideration of $48,000. This acquisition will allow the FT Interactive Data business to expand its client base and enhance its coverage of fixed income securities. The results of operations of SPS have been included in the consolidated results from the date of acquisition.

Growth in the institutional market will come from the Company’s ability to expand its data content offerings to meet the needs of its clients. This will include continuing to expand the coverage of premium priced evaluated security data sets and the launch of new services such as the Company’s “Fair Value Information Service” which is primarily aimed at mutual funds. In addition, the Company will continue to look to expand its revenues in the burgeoning European market. The current market conditions will slow progress as customers take longer to make purchase decisions. Also, given the current economic climate, growth may be impacted by our clients' continued focus on implementing cost cutting measures.

In the Company’s retail investor services segment, the eSignal product continued, during the first nine months of 2002, to strengthen its position as a leading financial data provider for retail and professional investors. After a decline in subscribers through the end of September 2001, the Company experienced net growth in subscribers in the final quarter of 2001 and the first nine months of 2002. In 2002, a large proportion of the increase in subscribers has come from developing further distribution channels, which generate incremental revenues at a lower rate than from direct customers.

RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

SERVICE REVENUES
Institutional	$85,729	$74,618	$248,496	$218,350
Retail:
-eSignal	8,957	8,474	26,381	26,742
-Broadcast	976	2,195	3,680	8,409

Total Retail	9,933	10,669	30,061	35,151
TOTAL REVENUES	95,662	85,287	278,557	253,501
COSTS AND EXPENSES
Cost of services	27,947	25,433	83,720	77,689
Selling, general and administrative	34,291	30,041	98,356	93,747

EBITDA (1)	33,424	29,813	96,481	82,065
Depreciation	3,634	3,105	10,713	9,207
Amortization	4,299	17,793	15,249	60,133

INCOME FROM OPERATIONS	25,491	8,915	70,519	12,725
Other income, net	657	934	1,498	2,383

INCOME BEFORE INCOME TAXES	26,148	9,849	72,017	15,108
Income tax expense	10,346	6,011	28,327	9,758
NET INCOME	$15,802	$3,838	$43,690	$5,350

NET INCOME PER SHARE
Basic	$.17	$.04	$.48	$.06
Diluted	$.17	$.04	$.47	$.06

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,376	91,085	91,021	91,183
Diluted	93,493	93,537	93,716	92,391

(1)	“EBITDA” is defined as net income before other income, income taxes, depreciation and amortization expense. EBITDA is presented because it is a widely accepted indicator of funds available to the business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue for the institutional services business increased by 14.9% from $74,618 in the third quarter of 2001 to $85,729 in the third quarter of 2002. The increase reflects growth from higher redistributor and usage revenue, price increases in the core FT Interactive Data business and the inclusion of three months’ results of SPS, which accounted for 6.8% of the growth. A higher level of cancellations than normal adversely affected this growth, as customers looked to lower costs in their back office accounting operations as a result of the economic downturn in the overall financial sector, although the level of cancellations was lower than in prior quarters of 2002. The Company’s CMS BondEdge division experienced a slowdown in revenue from new service contracts and a reluctance of customers to commit to new services, as a result of similar cost cutting initiatives by CMS’ clients in its core financial institutional market. Revenue for the retail investor services eSignal business grew by 5.7% in the third quarter of 2002, as compared to the third quarter of 2001. This was due to the strong growth in the subscriber base being partially offset by a lower average subscription price on new sales compared to that achieved in the prior year as the business expands the service by using new distribution channels. The Company’s Broadcast business declined by 55.5% in the third quarter of 2002, due to customers migrating to alternative information sources including the Company’s internet service or to customers no longer needing a data feed.

Cost of services increased by 9.9% from $25,433 in the third quarter of 2001 to $27,947 in the third quarter of 2002. This increase was due in part to the inclusion of three months’ costs of operations from the SPS business acquired at the end of January 2002. In addition, the Company continues to invest in the business by improving its real time capabilities by adding more direct feeds from the European exchanges. Partially offsetting these increases was a substantial decrease in expenditure on the distribution channels for the Company’s Broadcast business as the revenue declines. Despite this increase, cost of services as a percentage of revenue declined from 29.8% in the third quarter of 2001 to 29.2% in the third quarter of 2002.

Selling, general and administrative expenses increased by 14.1% from $30,041 in the third quarter of 2001 to $34,291 in the third quarter of 2002. The main reasons for this increase included costs relating to the acquired SPS business, combined with some reorganization costs relating to the recently announced global restructuring of the FT Interactive Data business. The main areas of reorganization expenditure were severance in the North American and European FT Interactive Data businesses and the write-off of some capitalized development in Europe. Partially offsetting this increase, the Company reduced marketing and sales expenditures reflecting the current slowdown in the sales cycle for many of the Company’s businesses. Selling, general and administrative expenses as a percentage of revenue increased from 35.2% in the third quarter of 2001 to 35.8% in the third quarter of 2002, reflecting the reorganization costs discussed above.

EBITDA increased from $29,813 in the third quarter of 2001 to $33,424 in the third quarter of 2002, an increase of 12.1%. This increase was primarily due to the revenue growth in the institutional services business and the inclusion of three months’ results from the acquired SPS business.

In the third quarter of 2002, depreciation increased by 17.0% reflecting the increased investment in fixed assets in the business, and the opening of a second facility in Manhattan, providing backup to the Company’s existing downtown offices. Amortization declined by 75.8% from $17,793 in the third quarter of 2001 to $4,299 in the third quarter of 2002, due to the ending of amortization of goodwill as a result of the adoption of FAS 142 in January 2002 and the ending of amortization of certain intangibles that became fully amortized in 2002.

Due to the factors discussed above, income from operations increased from $8,915 in the third quarter of 2001 to $25,491 in the third quarter of 2002.

Income before taxes increased from $9,849 in the third quarter of 2001 to $26,148 in the third quarter of 2002, reflecting the higher income from operations and lower other income. Other income decreased from $934 in the third quarter of 2001 to $657 in the third quarter of 2002 due primarily to lower prevailing interest rates on invested cash.

The Company’s effective annual tax rate declined from 61.0% in the third quarter of 2001 to 39.6% in the third quarter of 2002. This decrease in the effective tax rate is due to the cessation of amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes. The difference between the Company’s statutory tax rate and effective tax rate in 2001 was primarily due to amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes.

The Company generated net income of $15,802 in the third quarter of 2002, as compared with $3,838 in the third quarter of 2001. This improvement was primarily due to higher income from operations as discussed above.

The Company generated net income per basic and diluted share of $0.17 in the third quarter of 2002, as compared to basic and diluted net income per share of $0.04 in the third quarter of 2001.

Weighted average basic shares outstanding increased by 0.3% for the third quarter of 2002, as compared to the third quarter of 2001 and weighted average diluted shares outstanding declined marginally.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue for the institutional services business increased by 13.8% from $218,350 for the first nine months of 2001 to $248,496 in the first nine months of 2002. The increase reflects growth from higher redistributor and usage revenue, price increases in the core FT Interactive Data business and the inclusion of eight months’ results of SPS. In addition, the Company continues to increase its revenue from its evaluated pricing services, and experienced growth from data provided to service bureaus and custodian banks. This growth was partially offset by a higher level of cancellations than normal, as customers looked to lower costs in their back office accounting operations as a result of the economic downturn in the overall financial sector. The Company’s CMS BondEdge division saw a slowdown in revenue from new service contracts, as a result of similar cost cutting initiatives by CMS’ clients in its core financial institutional market. Revenue for the retail investor services eSignal business declined by 1.3% in the first nine months of 2002, as compared to the first nine months of 2001, primarily reflecting the lower average subscription price received for new subscribers being gained from the new distribution channels. Beginning in the fourth quarter of 2001, subscriber numbers have grown as the Company has sought to increase its market share by developing further distribution channels for its eSignal product. The Company’s Broadcast business declined by 56.2% in the first nine months of 2002, due to customers migrating to alternative information sources including the Company’s Internet service or to customers no longer needing a data feed.

Cost of services increased by 7.8% from $77,689 in the first nine months of 2001 to $83,720 in the first nine months of 2002. This increase was due in part to the inclusion of eight months’ costs of operations resulting from the SPS business acquired at the end of January 2002. This increase was partially offset by cost cutting measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast business. Despite the overall increase, cost of services as a percentage of revenue decreased from 30.6% in the first nine months of 2001 to 30.1% in the first nine months of 2002.

Selling, general and administrative expenses increased 4.9% from $93,747 in the first nine months of 2001 to $98,356 in the first nine months of 2002. This increase was due to the inclusion of costs relating to the acquired SPS business combined with the reorganization costs relating to the recently announced global restructuring of the FT Interactive Data business. The main areas of reorganization expenditure were severance in the North American and European FT Interactive Data businesses and the write-off of some capitalized development in Europe. Partially offsetting this increase, the Company reduced marketing and sales expenditures. Selling, general and administrative expenses as a percentage of revenue decreased from 37.0% in the first nine months of 2001 to 35.3% in the first nine months of 2002.

EBITDA increased from $82,065 in the first nine months of 2001 to $96,481 in the first nine months of 2002, an increase of 17.6%. This increase was primarily due to the revenue growth in the institutional services business, the inclusion of eight months’ results from the acquired SPS business, and improved margins in both the Company’s business segments.

In the first nine months of 2002, depreciation increased by 16.4% reflecting the increased investment in fixed assets in the business, and the opening of a second facility in Manhattan, providing backup to the Company’s existing downtown offices. Amortization declined by 74.6% from $60,133 in the first nine months of 2001 to $15,249 in the first nine months of 2002, due to the ending of amortization of goodwill as a result of the adoption of FAS 142 in January 2002 and the ending of amortization of certain intangibles that became fully amortized in 2002.

Due to the factors discussed above, income from operations increased from $12,725 in the first nine months of 2001 to $70,519 in the first nine months of 2002.

Income before taxes increased from $15,108 in the first nine months of 2001 to $72,017 in the first nine months of 2002, reflecting the higher income from operations and lower other income. Other income decreased from $2,383 in the first nine months of 2001 to $1,498 in the first nine months of 2002 due primarily to lower prevailing interest rates on invested cash.

The Company’s effective annual tax rate declined from 64.6% in the first nine months of 2001 to 39.3% in the first nine months of 2002. This decrease in the effective tax rate is due to the cessation of amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes. The difference between the Company’s statutory tax rate and effective tax rate in 2001 was primarily due to amortization expense deducted for financial reporting purposes but not deductible for federal and state tax purposes.

The Company generated net income of $43,690 in the first nine months of 2002, as compared with $5,350 in the first nine months of 2001. This improvement was primarily due to income from operations as discussed above.

The Company generated net income per basic share of $0.48 and net income per diluted share of $0.47 in the first nine months of 2002, as compared to basic and diluted net income per share of $0.06 in the first nine months of 2001.

Weighted average basic shares outstanding declined by 0.2% for the first nine months of 2002, as compared to the first nine months of 2001 following the Company’s share buyback program during 2001. Weighted average diluted shares outstanding grew by 1.4% reflecting the granting of additional stock options, and significant movements in the share price.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 2002 was $62,005 compared with $64,622 in the corresponding period of 2001. The decline in cash provided by operating activities was due mainly to an increase in income tax payments and a deferred payment, which resulted from the acquisition of Trading Techniques, Inc. in August 2000.

Net cash used in investing activities was $56,905 for the first nine months of 2002, as compared with $35,790 of net cash provided by investing activities for the same period in 2001. This decline in net cash from investing activities was primarily due to the purchase of the SPS business, in January 2002, for $48,000 in cash, and an increase in capital expenditures from $8,153 in 2001 to $9,245 in 2002. The capital expenditure increase was due in part to the acquisition of the SPS business and general investments in the Company’s technology infrastructure.

In 2001, the Company received $43,224 from the sale of investments and businesses. This amount included net proceeds of $26,871 from the sale of its investment in MarketWatch, which the Company distributed to its stockholders by way of a dividend. The Company also received net proceeds of $3,853 from the sale of its Federal News Service business. In addition, the Company sold its common stock in SportsLine.com for $12,500.

Net cash provided by/used in financing activities moved from a use of $46,874 in the first nine months of 2001 to net cash provided of $8,348 for the same period in 2002. The cash used in 2001 was due to the aforementioned dividend of $26,871 and $21,907 on the repurchase of Company common stock, being partially offset by $1,904 of cash proceeds related to the exercise of employee common stock options. The cash provided in 2002 was solely due to the proceeds of $8,348 from the exercise of employee common stock options and the Company's employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

In August 2001 the FASB issued FAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after September 15, 2002. The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, FASB issued FAS 144. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. The adoption of FAS 144 did not have any impact on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued FAS 146, which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No.94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring)”. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and will be adopted by the Company on its effective date. Management does not expect the adoption of FAS 146 to have a material impact on its financial position or results of operations.

Forward-Looking Statements

From time to time, including in this filing, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, critical accounting policies, technological developments, new products, generation of cash, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results, or other expectations expressed in the Company’s forward-looking statements. The Company assumes no obligation to update any of its forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following:

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

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

     (b)  Changes in Internal Controls.

The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal controls. There were no significant changes to the Company’s internal controls or other factors that could significantly affect the controls subsequent to the Evaluation Date, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report:

3.1	Restated Certificate of Incorporation of Interactive Data Corporation

10.1	Amendment No. 1 to Management Services Agreement, dated as of October 3, 2002, between Pearson plc and Interactive Data Corporation

10.2	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.	Reports on Form 8-K:

On August 13, 2002, the Company filed a Current Report on Form 8-K regarding its Board of Directors’ authorization to repurchase of up to one million shares of its common stock (Item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: November 14, 2002	By: /s/ STUART J. CLARK Name: Stuart J. Clark President and Chief Executive Officer

Dated: November 14, 2002	By:/s/ STEVEN G. CRANE Name: Steven G. Crane Chief Financial Officer

CERTIFICATIONS

I, Stuart J. Clark, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Interactive Data Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Stuart J. Clark Name: Stuart J. Clark Chief Executive Officer

CERTIFICATIONS

I, Steven G. Crane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Interactive Data Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Steven G. Crane Name: Steven G. Crane Chief Financial Officer