Form 10-K
period 2002-12-31
INTERACTIVE DATA CORP/MA/
filed 2003-03-31
CIK 888165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20311

INTERACTIVE DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3668779
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

22 Crosby Drive

Bedford, Massachusetts 01730
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 687-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class common stock, $.01 par value per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Act.  Yes  ☑  No  ☐

      The aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $427,256,808.

      As of February 28, 2003, the registrant had 91,920,176 shares of common stock outstanding.

Documents Incorporated by Reference

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003.

PART I

Item 1.     Business

      Interactive Data Corporation, directly and through its subsidiaries (the “Company”), is a leading global provider of financial and business information to institutional and retail investors. The Company supplies time-sensitive pricing (including evaluated pricing), dividend, corporate action, and descriptive information for approximately 3.5 million securities traded around the world as well as fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the Company’s business are its extensive database expertise and technology resources.

      The Company distributes real-time, end of day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies offering trading, analysis, portfolio management and valuation services.

General Development of Business

      The Company was formerly known as Data Broadcasting Corporation and changed its name to Interactive Data Corporation following stockholder approval in June 2001.

      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), then a wholly owned subsidiary of Pearson Longman, Inc. Pearson Longman, Inc. through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,423,949 shares of its common stock to Pearson Longman, Inc. which were subsequently transferred to Pearson DBC Holdings, Inc., a wholly owned subsidiary of Pearson Longman, Inc. As a result, Pearson plc became the indirect holder of approximately 60% of the Company’s common stock. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation (“FT Interactive Data”), which continues to be the Company’s major institutional services subsidiary.

      On January 31, 2001, the Company sold several investments and businesses for aggregate proceeds of approximately $43.2 million and in January 2002, the Company acquired the Securities Pricing Services of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) for $48.0 million.

      On February 28, 2003, the Company acquired S&P ComStock, Inc. (“ComStock”), a real-time information service providing financial data from approximately 180 stock exchanges worldwide. The Company paid $115 million in cash for ComStock. which was formerly a unit of Standard & Poor’s, a division of The McGraw-Hill Companies (NYSE: MHP).

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Annual Report on Form 10-K. Any statements in this document that are not statements of historical fact may be deemed forward-looking statements including statements regarding strategy, future operating results and projections. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “trends,” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.

      Known and unknown risks and uncertainties, as well as inaccurate assumptions, could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Business

      The Company operates in two business segments:

(1) Institutional services, and

(2) Retail Investor services.

      In the Institutional services segment, the Company supplies time sensitive pricing (including evaluated pricing), dividend, corporate action and descriptive information for approximately 3.5 million securities traded around the world to banks, brokerage firms, insurance companies, money managers and mutual fund companies. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers.

      The Retail Investor services segment primarily provides streaming, real-time, continuously updating financial data over the Internet (through its eSignal® division) and via broadcast technology to individual and professional investors and traders. This segment provides market quotes for stocks, options and futures, as well as charts, news, research, alerts, analytics and decision support tools.

      For the last three years, total revenue contributed by the Company’s operating segments was as follows (see Note 18 to the consolidated financial statements for additional financial information about the Company’s segments):

	2002	2001	2000

	(In $000’s)
Institutional Services	$334,992	$294,440	$269,943
Retail Investor Services
eSignal	35,545	35,392	27,427
Broadcast	4,478	10,170	16,768

Total Retail	$40,023	$45,562	$44,195
Total	$375,015	$340,002	$314,138

      The Company derives a significant amount of its revenues from outside the United States (see Note 18 to the consolidated financial statements for information regarding such revenues and foreign assets). The Company is subject to currency fluctuation and risks due to political, social, regulatory, tax and economic structures of other countries.

Institutional Services Segment

      The Company operates under two brands in the Institutional services segment of its business, FT Interactive Data and CMS BondEdge®.

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

      FT Interactive Data operates in three main geographic regions: North America, United Kingdom/ Europe and Asia/ Pacific (Hong Kong, Singapore and Australia).

     Services

     Data Collection

      FT Interactive Data collects and calculates information on approximately 3.5 million securities, including approximately 2.5 million fixed income securities traded around the world. The coverage includes North American corporate, government and agency fixed income issues, municipal bonds, pass-through securities and structured finance securities. For non-North American issues, FT Interactive Data covers convertibles, debentures, Eurobonds, government and corporate bonds and loan capital. The information for fixed income issues includes pricing (including evaluated pricing), call and sinking fund, called announcements, descriptive data, interest payments, original issue discount and reorganization data.

      FT Interactive Data also collects and creates databases of information on equities traded on exchanges around the world. The information includes pricing, capitalization changes and dividends, descriptive data, earnings and shares outstanding and reorganization announcements. FT Interactive Data is also a provider of index and constituent data to the global investment markets.

      FT Interactive Data stores this data in a variety of databases, offering clients up to 35 years of selected history. Historical data is used by to clients who need this information to perform a variety of analyses including investment and risk analyses.

     Data Delivery Services

      FT Interactive Data provides data to customers using various delivery applications designed to deliver its data to clients in a timely and reliable manner. These delivery services include online access to a client via the client’s PC using either a dial-up modem or a Web connection. FT Interactive Data also delivers data via a mainframe computer link that is used to deliver large amounts of data over high-speed communication lines.

     Marketing Strategy

      FT Interactive Data markets its services through a dedicated sales force located in the U.S., Europe and Asia Pacific. The sales force is supported by promotional campaigns focused on direct mail, trade shows and advertising in trade publications. Programs are specialized to the U.S., European and Asian markets. Most of FT Interactive’s services are sold on a subscription basis for a one-year initial term, with automatic renewal for subsequent one-year terms unless terminated.

      The Company has rights to use the “FT” brand in conjunction with its institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson. As of February 28, 2003, Pearson indirectly owns approximately 60% of the Company’s outstanding common stock. This license has an initial five-year term that ends in March 2006. Thereafter the license renews for subsequent one-year terms unless terminated.

     Customers and Competition

      FT Interactive Data supplies data directly to several thousand institutional end user customers, including banks, brokerage firms and investment management firms. Most of FT Interactive Data’s customers purchase data to support their own operational needs.

      FT Interactive Data also contracts with redistributors and service bureaus (or outsourcing organizations) to sub-license or redistribute data to the medium and small institutions and individual investors. Unlike the institutional end user customers described above, these redistributors and service bureaus use their own delivery systems or serve as an interface between their clients and FT Interactive Data’s delivery systems, to redistribute and/or process the data provided by FT Interactive Data.

      FT Interactive Data also operates within the securities research segment of the financial information market. Stockbrokers, trustees, fund managers and consultants use securities index data provided by FT Interactive Data to conduct benchmarking, risk analysis, fund tracking, performance measurement and attribution and trading activities.

      FT Interactive Data’s main competitors include several large global suppliers of news and financial data and many smaller suppliers that compete in a variety of geographic and niche markets. FT Interactive Data also faces competition from large broker dealers, which trade fixed income securities. Coverage of securities, accuracy of data, timeliness and reliability of data delivery and customer support are the primary competitive factors in this marketplace. The Company believes that FT Interactive Data competes favorably in each of these areas.

     Technical Infrastructure

      FT Interactive Data’s mainframe processors located, in Waltham, Massachusetts and London, England, are used to process securities history and daily pricing data. Fault-tolerant processors located in Hong Kong; London, England; Melbourne, Australia; New York City; and Waltham, Massachusetts, process real-time feeds from securities exchanges around the world. UNIX machines located in each of these data centers are used to collect and deliver data.

      In addition, at each data center, FT Interactive Data uses what it believes to be state-of-the-art disk storage devices configured to provide optimum speed and reliability.

     CMS BondEdge®

     Services

      CMS BondEdge is a leading provider of fixed income portfolio analytics to the institutional investment community. Its flagship product, the BondEdge system, provides interest rate and credit risk management, regulatory reporting and compliance tools. BondEdge portfolio applications include advanced risk measures, standard and custom reports, what-if analytics, bond index comparisons and tracking error analysis, cash flow and total return simulations, total return optimization, performance measurement and performance attribution.

     Marketing Strategy

      BondEdge is marketed to institutional fixed income managers on both the buy-side and the sell-side. The open architecture of BondEdge allows for the import and export of calculated and descriptive data. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages to reduce duplicate data entry and to help to improve accuracy and efficiency within an organization.

      In North America, the Company markets BondEdge as CMS BondEdge, an affiliate of FT Interactive Data. During 2001, the Company introduced BondEdge under the FT Interactive Data brand outside North America seek to leverage off the strength of the FT brand in Europe. The target market for the BondEdge product is the institutional fixed income portfolio manager who invests in or sells a broad range of security types that require specialized modeling. End-users at a client site are typically portfolio managers, quantitative research analysts and institutional brokers.

      BondEdge is marketed through advertising, highly targeted trade shows specific to fixed income analysis, direct mail and a dedicated sales force that provides on-site or remote product demonstrations via the Internet. CMS BondEdge also hosts its own annual fixed income conference for clients and prospective clients. BondEdge is a subscription-based, modular service.

     Customers and Competition

      CMS BondEdge targets the premium end of the fixed income institutional investor market. With over 500 institutional investment firms, banks, insurance companies and brokerage houses in North America who use BondEdge, CMS BondEdge believes it has a strong position in the North American market.

      As a specialty service, CMS BondEdge has several competitors of various sizes. None of its major competitors is solely focused on fixed income analytics software; to the Company’s knowledge, CMS BondEdge is one of the few independent fixed income analytics providers, having no affiliation with a brokerage firm or a consulting business. Competition focuses on product reputation, sophistication of analytics, types of securities analyzed, breadth of data, flexibility of reporting and quality of customer service. The Company believes that CMS BondEdge competes favorably in each of these areas.

     Technical Infrastructure

      BondEdge clients are provided access to daily market data updates via the Internet to facilitate accurate analytic calculations and reports, and a flexible array of deployment options. There is continuous development and support of various deployment options, with a goal of delivering fixed income analytics to additional sectors of the market and end-users. CMS BondEdge currently supports the following deployment options for BondEdge analytics: client-server, local area network (LAN), wide area network (WAN), application service provider (ASP) and service bureau (outsourcing reporting service). Alternative deployment projects under development include a private labeled version of the ASP solution for potential redistributors and rearchitecture of the product into independently saleable components. CMS BondEdge’s data storage facility is located in Santa Monica, California.

Retail Investor Services Segment

      The Retail Investor services segment, operating through the Company’s eSignal division, provides streaming, real-time financial market information and decision support tools over the Internet and via leased lines. The financial data and support tools include stock and commodity market quotes for approximately 750,000 securities from all domestic markets and several international exchanges, equity analytics, financial news and information, access to historical databases, technical charting, back testing, customizable portfolio tracking, and news coverage and commentary.

     Marketing Strategy

      eSignal is marketed through advertising, marketing alliances, third party developer relationships, product seminars, trade shows, email, direct mail and referrals. Advertising is used to generate telephone calls to sales representatives.

      In addition, the Company has developed marketing alliances with online brokers that market eSignal’s Internet-delivered products to their customers. eSignal also encourages third-party software developers to write trading system software that is integrated with eSignal’s systems. In addition, eSignal provides incentives to existing subscribers for referrals.

     Customers and Competition

      eSignal services are sold primarily to active and professional investors. These clients seek real-time, delayed or end-of-day quotations, analytical and portfolio tracking services or some combination thereof. The target market for the real-time services of eSignal consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

      eSignal competes primarily in the high quality, higher price segment of the real-time financial data market against numerous competitors. The Company believes the principal competitive factors in the industry include data availability and reliability, ease of use, compatibility with third-party software packages and price. The Company believes eSignal competes favorably in each of these areas.

     Technical Infrastructure

      Over the past years, eSignal has blended technologies to create a large, flexible, networked data transmission system. Built internally by the eSignal team, the Company’s data delivery technology, TurboFeedTM, is an IP multicast backbone that delivers real-time, streaming market data directly from the exchanges. This technological infrastructure provides two redundant ticker plant facilities with multiple, geographically dispersed server farms, fed with live data from direct, redundant connections to the NYSE, AMEX, Nasdaq, Canadian, North American and European Futures and U.S. Options exchanges. Once the data from the ticker plants is received and consolidated, a compressed and proprietary datafeed is produced and distributed via multiple technologies to the client. News services and market commentary are also processed in this manner.

      eSignal’s ticker plants are staffed 24 hours per day, 7 days a week, 365 days a year. Its two locations are in Hayward, California and Salt Lake City, Utah. Either site can function as a primary site in the event of a system failure, equipment problem or regional disaster. User connections are load balanced between both sites. In the event of a site failure, the remaining site has the capacity to handle the additional load.

Intellectual Property

      The Company maintains a portfolio of intellectual property, including registered and common law trademarks and service marks, copyrights and patents, which are important in each segment of its business; however, no particular trademark, service mark, copyright, or patent is so important that its loss would significantly affect the Company’s operations as a whole. Collectively, the Company and its divisions and subsidiaries claim approximately 50 trademarks and service marks. The Company places significant emphasis on its branding and considers its trademark and service mark portfolio to be an important part of its ongoing branding campaign. In addition, the Company owns the copyrights to its internally developed software applications and data delivery services. The Company currently has three United States patents issued and one United States patent application pending. The three United States patents expire in 2007, 2011, and 2012, respectively.

      License agreements, both as licensor with its customers and as licensee with suppliers of data, are important to the Company’s business. The termination of any license with a major data supplier, such as the New York Stock Exchange, could materially disrupt the Company’s operations.

Employees

      The Company employed approximately 1,570 people as of December 31, 2002. The Company believes that its relationship with employees is good.

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

      FT Interactive Data Corporation, a subsidiary of the Company, is registered with the SEC as an investment advisor. As such it is subject to regulation under the Investment Advisors Act of 1940.

Internet Address and SEC Reports

      The Company’s Internet address (website) is www.interactivedatacorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Investor section of the Company’s website as soon as reasonably practicable after such reports have been electronically filed with, or furnished to, the SEC.

Item 2.     Properties

      The Company owns no real estate but leases the following principal facilities for use as corporate headquarters, sales offices and data centers:

	Operating	Square	Current	Expiration
Location	Unit/Segment	Feet	Annual Rate	Date

New York, NY	Institutional	87,304	$1,921,977	May 2013
New York, NY	Institutional	27,386	$868,136	November 2009
Bedford, MA	Institutional/ Corporate	80,348	$1,522,083	July 2006
Boston, MA	Institutional	11,910	$464,484	March 2005
Waltham, MA	Institutional	32,535	$512,348	September 2005
Chicago, IL	Institutional	3,689	$28,488	September 2004
Newport Beach, CA	Institutional	600	$25,650	October 2003
Santa Monica, CA	Institutional	22,877	$687,957	November 2012
Hong Kong, PRC	Institutional	741	$17,309	April 2003
Melbourne, Australia	Institutional	4,828	$50,224	November 2005
Singapore	Institutional	743	$20,356	December 2004
Hayward, CA	Retail	60,000	$1,043,676	June 2013
Salt Lake City, UT	Retail	17,196	$302,772	December 2003
Akron, OH	Retail	6,500	$154,992	September 2003
London, England	Institutional	65,000	$1,390,382	April 2010
Edinburgh, Scotland	Institutional	5,200	$109,727	August 2006
Dublin, Ireland	Institutional	4,000	$105,218	March 2005
Luxembourg	Institutional	2,500	$97,703	September 2006

      The Company believes its facilities are in good condition and are suitable and adequate for its current operations.

      If the Company is unable to renew any of the leases that are due to expire in the next year or two, the Company believes that suitable replacement properties are available on commercially reasonable terms.

Item 3.     Legal Proceedings

      Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors, Pearson Longman plc and its subsidiary Pearson Longman, Inc. These actions have been consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company is named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders are allegedly suing on its behalf and for its benefit.

      The Derivative Action challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch.com Inc. (“MarketWatch”) MarketWatch to Pearson, the parent company of the Company’s majority stockholder, as having been consummated at an allegedly inadequate price due to the supposedly undue influence of Pearson as the Company’s majority stockholder. Plaintiffs seek to have Pearson and the Company’s directors “account to the Company” for damages that the Company allegedly sustained by reason of an unduly low sale price.

      In January 2003, counsel for all parties signed a stipulation whereby the named plaintiffs dismissed the case with prejudice as to the three independent director defendants. Should the plaintiffs elect to go forward with the action as to the remaining defendants, the Company and the remaining director defendants intend to continue to vigorously contest the allegations against them.

      In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but has cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company may have facilitated federal securities laws violations committed by other parties and has advised us that it may recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees has been similarly so notified. The SEC staff has not identified who the other parties are or specified what their misconduct was. We understand that the SEC staff is concerned about evaluated prices for several small high-yield municipal bonds provided by the Company in March-April 2000 and in July-August 2000. We believe that our evaluations were both appropriate and consistent with our usual practices. We have informed the SEC staff as to the reasons for our belief that no action against the Company would be factually or legally warranted. If the SEC decides to proceed with an enforcement action, we would contest the matter vigorously. Irrespective of its outcome, we believe that this matter will not materially affect our results of operations or financial condition.

      On a separate but related matter, shareholders of the two funds have notified us of their intention to commence an action against the Company, even though neither the funds nor their advisor had ever chosen to do so. We understand that the shareholders’ claims would be related to widely reported September and October 2000 decreases in the funds’ net asset values. We do not believe that any such action would have merit or would materially affect the Company’s results of operations or financial condition.

      In addition to the matters discussed above, the Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. The Company does not expect that the outcome of any of these matters will have a material adverse impact on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      The Company has two classes of authorized stock: 200 million shares of common stock, $0.01 par value per share, and 5 million shares of preferred stock, $0.01 par value per share, none of which has been issued.

      The Company’s common stock commenced trading on the New York Stock Exchange under the trading symbol “IDC” on December 10, 2002. Prior to December 10, 2002, the Company’s common stock traded on the Nasdaq National Market under the trading symbol “IDCO”.

      The range of high and low bid prices for the common stock of the Company as reported by Nasdaq for each quarterly period since the first quarter of 2001 is shown below (with respect to the quarter ended December 31, 2002 such table includes consideration of the high and low sales price as reported by NYSE for the period December 10 through December 31, 2002):

	High	Low

2002:
Quarter Ended March 31	$18.07	$13.90
Quarter Ended June 30	$20.00	$14.74
Quarter Ended September 30	$15.20	$11.72
Quarter Ended December 31	$15.63	$12.25

	High	Low

2001:
Quarter Ended March 31	$7.59	$3.69
Quarter Ended June 30	$10.25	$6.50
Quarter Ended September 30	$13.10	$9.65
Quarter Ended December 31	$15.00	$12.67

Stockholders

      As of February 28, 2003, there were 1,417 holders of record of the 91,920,176 outstanding shares of the Company’s common stock.

Dividends

      In January 2001, the Company paid a special dividend of $0.29 per share of common stock, or an aggregate amount of $26,871,000, related to the proceeds received from the sale of the Company’s investment in MarketWatch. The Company currently intends to retain earnings, if any, to finance the development of the Company’s business and does not anticipate paying cash dividends on the Company’s common stock in the foreseeable future. Future determinations by the Company’s board of directors to pay dividends on the Company’s common stock would be based primarily upon the financial condition, results of operations and business requirements of the Company. Dividends, if any, would be payable in the sole discretion of the Company’s board of directors out of the funds legally available therefore.

Item 6.     Selected Financial Data

      The following selected historical consolidated financial information for each of the years ended December 31, 1998 through 2002 has been derived from the Company’s consolidated financial statements and represents the historical consolidated financial information of FT Interactive Data prior to the Merger and the combined Company subsequent to the Merger. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The information set forth below is qualified by reference to and should be read in conjunction with the Company’s consolidated financial statements and related notes thereon included herein.

	As of and For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Revenues	$375,015	$340,002	$314,138	$188,956	$153,677
Income (loss) from operations	98,232	25,653	(3,091)	17,604	(30)
Net income (loss)(1)	60,733	4,312	(143,472)	6,197	(3,215)
Net income (loss) per common share
Basic	.67	.05	(1.68)	.11	(.06)
Diluted	.65	.05	(1.68)	.11	(.06)
Weighted average common shares
Basic	91,159	90,844	85,560	56,424	56,424
Diluted	93,730	92,510	85,560	56,424	56,424
Total assets	765,227	697,983	742,090	452,702	295,048
Stockholders’ equity	662,743	582,667	622,512	340,953	221,736
Cash dividends declared per common share	—	.29	—	—	—

(1)	Results for 2000 include equity in the losses from MarketWatch of $67,229 and an other than temporary loss in MarketWatch of $141,844.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

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

      The Company distributes real-time, end of day and historically archived data to customers through a variety of services featuring Internet, dedicated line, satellite and dialup delivery protocols. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies offering trading, analysis, portfolio management and valuation services.

      The Company operates in two business segments:

      Institutional services — delivery of time sensitive pricing (including evaluated pricing), dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information and fixed income portfolio analytics to institutional customers.

      Retail Investor services — delivery of real-time financial market information and decision support tools primarily to the active investor and professional trader customers.

      The services provided by the Company include the following:

Institutional services:

      FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians and fund managers worldwide. The financial information collected, generated and distributed includes pricing, descriptive and corporate action information on securities from all over the world.

      CMS BondEdge® provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

Retail investor services:

      The Company’s Internet based services offer real-time, Internet delivered subscription quote service primarily for active and professional traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

      The Company’s broadcast services deliver real time quotes to communication devices that rely on FM subcarriers, satellite and cable television or telephone lines.

Market trends:

      In 2002, the core institutional services market has experienced a higher than normal level of cancellations primarily attributable to cost cutting across financial institutions. However, 2002 revenues from the FT Interactive Data business remained relatively resilient in the current uncertain market conditions due primarily to new business generated in the final quarter of 2001 and new customer contracts entered into in 2002, which more than offset the level of cancellations noted above. The Company believes that this is because much of the data supplied by the Company is mission critical to its customers and needed for their operations regardless of market conditions. In 2002, more of our new business at FT Interactive Data came from our services that address fixed income securities as asset managers moved investments out of equities into fixed income instruments. The Company’s CMS BondEdge division saw a continued slowdown in sales primarily attributable to cost cutting across financial institutions.

      There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and expects to benefit from their growth. Another trend in North America is the consolidation of financial institutions. When institutions merge, they look to gain synergies by combining their operations, thereby removing the need for two data sources, which accounts for some of the higher than normal cancellations mentioned previously.

      Growth in the institutional market is dependent on the Company’s ability to continue to expand its data content offerings to meet the needs of its clients. This will include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s “Fair Value Information Service” which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in the European market, although the Company expects current difficult market conditions will slow this effort as customers take longer to make purchase decisions. Purchasing decisions in the United States are also expected to take longer.

      In the Company’s retail investor services segment, the eSignal service continued to strengthen its position as a leading financial data provider primarily for retail and professional investors. After a decline in subscribers through the end of September 2001, the Company experienced net growth in subscribers in the final quarter of 2001 and throughout 2002. In 2002, a large proportion of the increase in subscribers has come from developing further distribution channels, which generate incremental revenues at a lower rate than from direct customers. Although the number of subscribers is up, per subscriber revenue declined as further described below.

      On January 31, 2002, the Company completed its acquisition of the Securities Pricing Service business from Merrill Lynch (“SPS”) for aggregate cash consideration of $48,000. This acquisition allowed the FT Interactive Data business to expand its client base and enhance its coverage of fixed income securities. The operational results of SPS have been included in the consolidated results from the date of acquisition.

      The Company acquired from The McGraw-Hill Companies, Inc. the stock of S&P Comstock, Inc. (“ComStock”) and the assets of certain ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,000 on February 28, 2003. The Company funded this acquisition from its existing cash resources.

      ComStock, a real-time information service, provides worldwide financial data, news, historical information and software applications. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time datafeed services, and provides the Company the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide.

Results of Operations

Selected Financial Data

	For the Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands, except for per
	share information)
SERVICES REVENUES
Institutional	$334,992	$294,440	$269,943
Retail:
eSignal	35,545	35,392	27,427
Broadcast	4,478	10,170	16,768

TOTAL REVENUES	375,015	340,002	314,138
Cost of Services	112,377	103,618	105,524
Selling, General & Administrative	131,169	122,066	116,091

EBITDA(1)	131,469	114,318	92,523
Depreciation	14,500	13,139	12,671
Amortization	18,737	75,526	82,943

INCOME (LOSS) FROM OPERATIONS	98,232	25,653	(3,091)
Equity in loss from MarketWatch.com, Inc.	—	—	(67,229)
Other than temporary loss in MarketWatch.com, Inc.	—	—	(141,844)
Other income, net	1,989	2,882	1,170

INCOME (LOSS) BEFORE INCOME TAXES	100,221	28,535	(210,994)
Income tax expense (benefit)	39,488	24,223	(67,522)

NET INCOME (LOSS)	$60,733	$4,312	$(143,472)

NET INCOME (LOSS) PER SHARE
Basic	$0.67	$0.05	$(1.68)
Diluted	$0.65	$0.05	$(1.68)
Weighted average shares outstanding:
Basic	91,159	90,844	85,560
Diluted	93,730	92,510	85,560

(1)	“EBITDA” is defined as net income before other income, net income taxes, depreciation and amortization expense, equity in losses from MarketWatch and other than temporary loss in MarketWatch. EBITDA is presented because it is a widely accepted indicator of funds available to a business, although it is not a measure of liquidity or financial performance under generally accepted accounting principles. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under generally accepted accounting principles. EBITDA, as presented here, may differ from similarly titled measures reported by other companies due to potential differences in methods of calculation between the Company and other companies.

2002 versus 2001

      Revenue for the Company increased from $340,002 in 2001 to $375,015 in 2002, an increase of 10.3%. Revenue for the institutional services business increased by 13.8% from $294,440 in 2001 to $334,992 in 2002, reflecting growth in the FT Interactive Data business, the inclusion of the SPS business for 11 months of 2002, and a small benefit from foreign exchange (1%). The core FT Interactive Data business, including SPS, grew by 13.7%. This increase reflected the strong performance in new business from new subscriptions and growth from redistributor and usage revenues, moderate (between 4% and 6%) price increases in FT Interactive Data services and subscriptions to our evaluated pricing services by major financial institutions and the inclusion of revenue from the acquired SPS business for 11 months of 2002. This growth was partially offset by a higher level of cancellations due to customers looking to lower costs in their data collection operations, as a result of the economic downturn in the overall financial services sector, and the loss of some revenue where customers used the SPS service as a backup to the FT Interactive Data service. The Company’s CMS BondEdge division grew revenues by 2.7% as the division saw a slowdown in new business as a result of the reluctance of customers to commit to new services in the current economic environment. Revenue for the retail investor services business decreased from $45,562 in 2001 to $40,023 in 2002, a decline of 12.2%. eSignal’s revenues grew marginally from $35,392 in 2001 to $35,545 in 2002 despite growing subscribers. This was due to the decline in active traders willing to subscribe to the full cost eSignal service being replaced by subscribers only willing to pay for the basic eSignal service and the growth in eSignal providing feeds to other active trader tools for a lower monthly subscription. The Company’s broadcast business declined by 56%, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This anticipated decline in the broadcast business is expected to continue.

      Cost of services increased by 8.5% from $103,618 in 2001 to $112,377 in 2002. The increase was mainly due to the inclusion of the SPS business for 11 months in 2002. Cost of services as a percentage of revenue declined marginally from 30.5% in 2001 to 30% in 2002. The main reasons for this decline were the cost reductions made in the Company’s retail investor services business to reflect the decline in the number of broadcast subscribers including reductions in communication and data acquisition costs as part of the planned phase-out of the broadcast business, combined with synergies achieved by combining the FT Interactive Data and SPS businesses. Selling, general and administrative expenses increased by 7.5% from $122,066 in 2001 to $131,169 in 2002, reflecting the inclusion of the SPS business in 2002. Selling, general and administrative expenses as a percentage of revenue decreased from 35.9% in 2001 to 35% in 2002. The main reason for this decrease was the decline in marketing and sales expenditures in the Company’s retail investor services business combined with synergies from merging the SPS functions with those of FT Interactive Data.

      In 2002, the Company recorded restructuring charges in the U.S. and UK. These restructuring charges totaled $3,320 and were primarily related to employee severance. The severance, in part, was related to the European business initiation of a restructuring program to transfer part of its data collection operation from London, England to Dublin, Ireland in order to gain cost synergies and improve productivity. The Company recorded costs of $1,100 associated with this restructuring.

      EBITDA increased from $114,318 in 2001 to $131,469 in 2002, an increase of 15%. This increase was due to the revenue growth in the institutional services business and improved margins in both the Company’s business segments combined with the contribution from 11 months results from the SPS business.

      Income from operations increased from $25,653 in 2001 to $98,232 in 2002. The increase in income from operations was due to higher EBITDA and lower amortization following the adoption of FAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result of adopting FAS 142, the Company ceased the amortization of goodwill. These favorable items were partially offset by higher depreciation due to a growing level of investment in the Company’s technological infrastructure to handle the expanding volumes of business and to accommodate the acquisition of the SPS business.

      Income before taxes increased from $28,535 in 2001 to $100,221 in 2002 reflecting the higher income from operations being partially offset by lower other income. Other income decreased from $2,882 in 2001 to $1,989 in 2002, reflecting the decline in interest rates on invested cash.

      The Company’s effective tax rate declined from 85% in 2001 to 39.4% in 2002 due mainly to the reduction in non-deductible amortization expense between 2001 and 2002.

      The Company generated net income of $60,733 in 2002 compared with net income of $4,312 in 2001. This improvement was primarily due to the higher income from operations in 2002 as compared with 2001 discussed above.

      The Company generated basic net income per share of $0.67 and diluted net income per share of $0.65 in 2002, as compared with basic and diluted net income per share of $0.05 in 2001 due to a combination of higher net income offset, in part, by a higher number of weighted average shares.

      Weighted average basic shares outstanding increased by 0.3% in 2002 and weighted average diluted shares increased by 1.3% in 2002 due to options exercised in 2002 as well as higher level of stock options outstanding in 2002, partially offset by the Company’s stock repurchase plan.

     2001 versus 2000

      The Company’s results for 2001 include a full year of results for both the FT Interactive Data business and the Data Broadcasting Corporation (“DBC”) business, while the results for 2000 include the operating results of FT Interactive Data from January 1, 2000 and the operating results of DBC from February 29, 2000. The Company’s results for 2000 also include results from Federal News Service (“FNS”) business, which was sold on January 10, 2001 and its equity in the losses of MarketWatch and the other than temporary loss on the MarketWatch investment.

      Revenue for the institutional services business increased by 9% in 2001 over 2000. The increase reflected strong growth in the FT Interactive Data business and the inclusion of the CMS BondEdge business for a full year in 2001, being partially offset by the sale of the FNS business in January 2001. The Company experienced growth, in part, due to the continuing expansion of the mutual fund industry and increased market share for its fixed income evaluated pricing service. The growth was adversely affected by foreign exchange due to the strength of the US dollar over the UK pound. Excluding the effects of foreign exchange, revenue for the institutional services business grew by 11%. Revenue for the retail investor services eSignal business grew by 29%, primarily reflecting the inclusion of this business for a full year in 2001. The Company’s broadcast business declined by 39%, due to customers migrating to other products including the Company’s Internet product and despite the inclusion of an additional two months of operating results in 2001.

      Cost of services decreased by 2% in 2001 over 2000. The decrease was mainly due a combination of the sale of the FNS business and cost reduction measures taken in the Company’s retail investor services segment to reflect the lower subscriber levels in the Broadcast and eSignal businesses, partially offset by an additional two month’s costs following the Merger (See Note 3 to the consolidated financial statements). Cost of services as a percentage of revenue declined from 34% in 2000 to 30% in 2001. The main reasons for this decline were the cost reductions made in the Company’s retail investor services business referred to above and the sale of the FNS business. Selling, general and administrative expenses as a percentage of revenue decreased from 37% in 2000 to 36% in 2001. The main reason for this decrease was the decline in marketing and sales expenditures in the Company’s retail investor services business, combined with synergies from merging the central functions of DBC with those of FT Interactive Data.

      EBITDA increased from $92,523 in 2000 to $114,318 in 2001, an increase of 24%. This increase was due to the revenue growth in the Institutional Services business and improved margins in both of the Company’s business segments combined with the contribution from an additional two months of operating results from the DBC businesses. In addition, the Company continued to benefit from the synergies realized from combining the businesses of Muller Data® Corporation, MuniView®, and Valorinform and with FT Interactive Data and as a result of the Merger (See Note 3 to the consolidated financial statements).

      Income from operations increased from a loss of $3,091 in 2000 to income of $25,653 in 2001. The increase in income from operations was due to the factors discussed above and lower amortization charges.

      Income before taxes increased from a loss of $210,994 in 2000 to income of $28,535 in 2001. The main reason for the increase was that in 2000 the Company had an equity loss from its investment in MarketWatch of $67,229. In addition, on December 27, 2000, the Company announced the sale of its 34.4% ownership in MarketWatch to Pearson for $26,888 which resulted in the recognition of an other than temporary loss of

$141,844 on the MarketWatch investment. Other income increased from $1,170 in 2000 to $2,882 in 2001. This increase was due primarily to higher invested cash balances in 2001 than in 2000.

      The Company’s effective tax rate changed from a benefit of 32% in 2000 to an expense of 85% in 2001 mainly due to net income in 2001 compared with losses in 2000. The difference between the Company’s statutory tax rate and effective tax rate was primarily due to amortization expense deducted for financial reporting purposes, which was not deductible for federal and state tax purposes.

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

Liquidity and Capital Resources

      Cash provided by operating activities was $84,380, $93,812 and $64,950, in 2002, 2001, and 2000, respectively. The decline from 2001 to 2002 was due, in part, from increased accounts receivable following the acquisition of the SPS business in 2002 and higher billings in 2002 as compared with 2001. The increase from 2000 to 2001 was due to the improved operating results of the Company and improved working capital due, in part, from decreased accounts receivable.

      The Company’s capital expenditures declined from 2000 to 2001, but increased in 2002. In 2001, capital expenditures declined to $12,609 from $15,699 in 2000 reflecting the slow down in the retail investor services segment and completion of the integration following the Merger in 2000 and the integration of the businesses acquired in 1999. The increase to $13,561 in 2002 was mainly due to the integration of the SPS business acquired in January 2002. Expenditures will continue to grow in 2003 with the acquisition of Comstock (see Note 19 to the consolidated financial statements) and the move to consolidate the Company’s multiple data centers.

      In 2000, the Company purchased additional shares of MarketWatch common stock for $43,000. Also, in 2000, the Company spent $14,766 on two acquisitions. On April 1, 2000, FT Interactive Data acquired Itex (FIT) Limited for consideration totaling $12,800, comprised of a cash payment of $11,200 plus relief against an accounts receivable due to the Company’s UK subsidiary of $1,600. On August 31, 2000, the Company acquired Trading Techniques, Inc. for consideration totaling $5,566, comprised of cash of $3,566 and a deferred payment of $2,000. The deferred payment was made in August 2002. The Company also received $402 in 2000 from the exercise of 192 stock options.

      In 2000, the Company acquired cash of $48,402 from the Merger (See Note 3 to the consolidated financial statements). In 2001, the Company received $43,224 from the sale of non-core investments and businesses. This amount included the net proceeds of $26,871 from the sale of its investment in MarketWatch, which the Company distributed to its stockholders by way of a dividend. The Company also received net proceeds of $3,853 from the sale of its FNS business and $12,500 from the disposition of its investment in Sportsline.com, Inc. Also in 2001, the Company received $6,084 from the exercise of 1,043 stock options and due to a favorable price in the market, the Company repurchased 2,000 of outstanding stock for a total cost of $24,273.

      In 2001, the Company entered into an unsecured credit facility for $10,000, with KeyBank National Association that expired on May 1, 2002. During 2001 and 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. The Company did not renew the facility and the facility has been terminated.

      In 2002, the Company acquired the SPS business from Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The consideration was $48,000 in cash. The acquisition closed on January 31, 2002. The consideration was paid from the existing cash resources of the Company. The Company received $10,411 from the exercise of 1,404 stock options. For the year ended December 31, 2002, the Company utilized $1,377 to repurchase 100 shares of outstanding shares. As of March 10, 2003, the Company has repurchased an additional 100 outstanding shares at an aggregate price of $1,330.

      On February 28, 2003, the Company completed its acquisition of ComStock for $115,000, in cash. The Company funded this acquisition from its existing cash resources.

      Management believes that the cash generated by operating activities will be sufficient to meet the cash needs of the Company. The Company currently has no long-term debt.

Income Taxes

      The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences, net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, management believes that the majority of the recorded deferred tax assets will be realized.

Related Parties Transactions

      The Company and Pearson are parties to a management services agreement that became effective as of February 29, 2000. Pearson owns approximately 60% of the issued and outstanding common stock of the Company This agreement governs the provision of services by either company to the other and renews annually.

      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company afford the Company administrative convenience and the Company believes the terms of such services are more favorable to it than if it had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), employee health benefit plans and insurance plans in the United States and United Kingdom and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company, primarily in the United Kingdom. The services provided by the Company to Pearson include information technology and property services. A majority of the charges for services to and from Pearson and its affiliates are at cost. Certain of the Company’s directors are employees of Pearson. The independent committee of the Company’s Board of Directors, which consists of three directors, none of whom are employees of Pearson, approved the management services agreement on behalf of the Company. There was no material effect on the financial condition or results of operations of the Company as a result of entering into this agreement. If Pearson’s services to the Company were to be terminated, the Company would be required to seek equivalent services in the open market at potentially increased costs. In addition, the Company would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on the Company’s administrative resources. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on behalf of the Company. Any such amendments are approved by the independent committee.

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

      On March 26, 2001, the Company purchased used equipment comprised of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at or lower than discounts offered elsewhere for comparable equipment. The purchase was approved by the independent committee of the Board of Directors on behalf of the Company.

      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2002, 2001 and 2000, the Company incurred net (income)/expense of ($79), ($3,508), and $588 for these services provided to Pearson and received from Pearson. In 2000, the Company had an arrangement with a Pearson affiliate, Financial Times Electronic Publishing (“FTEP”), for FTEP’s use of certain production equipment. In 2000, the Company invoiced FTEP $4,465 for this service. The Company recorded this transaction as a reduction to costs. This service was not in effect for the years ended December 31, 2002 and 2001.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

      The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, income taxes, retirement plans, stock based compensation and contingencies and commitments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies require its most significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition

      Revenues are recognized over contractual periods as services are performed. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with the Company’s customers. The Company accounts for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. From time to time, the Company is required to adjust revenue associated with incorrect billings and data accessed inadvertently by customers. The Company maintains a reserve for these adjustments based upon historical experience and believes that the reserve established as of December 31, 2002 is adequate.

     Goodwill

      Goodwill is recorded in connection with business acquisitions and represents the excess purchase price over the fair value of identifiable net assets at the acquisition date. On January 1, 2002, the Company adopted Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). As a result of the adoption of this standard, the Company ceased recording amortization expense associated with its goodwill.

      FAS 142 requires an impairment test for the Company’s reporting units be performed on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit, determined using a discounted cash flow model to the net book value of the reporting unit. Projections used in these analyses are consistent with those used by management to run the Company and make capital allocation decisions. If impairment is indicated due to the book value being in excess of the fair value, the goodwill is written down to its implied fair value. The Company typically utilizes the services of a third party business valuation firm to assist in this process. In assessing the potential impairment of the retail reporting unit, consideration was given to the planned expansion of the real time service in the retail reporting unit to more institutional clients. Given the decline in the Company’s retail customer base, the goodwill in this reporting unit would be considered impaired without the anticipated future revenue from institutional customers.

     Accrued Liabilities

      The Company maintains balances for certain accrued liabilities as they relate to employee costs such as bonuses and other costs such as data charges and royalties. These amounts are based upon management’s best estimates and judgement based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

     Retirement Plans

      The Company records pension activity in accordance with Financial Accounting Standard No. 87, “Employer’s Accounting for Pensions”. Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees and the Plan also includes certain of the Company’s U.S. employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with this pension plan. There was no gain or loss recorded as a result of the curtailment. The Company’s actuarially determined liability is based on estimates such as the discount rate associated with future liabilities under the plan, expected return on plan assets and the rate of increase of compensation costs of participants in the plan. These estimates are based on the Company’s best estimates of future events associated with the plan.

     Stock Based Compensation

      In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the compensation committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the compensation committee. The exercise price for all options granted to date has been equal to the market price at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

      In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During 2002, employees purchased approximately 50 shares at a price of $12.04 per share. At December 31, 2002, 1,950 shares were reserved for future issuance.

      As discussed in Note 1 to the consolidated financial statements, the Company applies APB Opinion No. 25 in accounting for stock based compensation and, accordingly, no compensation cost has been recognized for its stock options or employee stock purchase plan in the consolidated financial statements.

     Intangible Assets

      Intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to fourteen years. The carrying amount of these balances is evaluated periodically in relation to the operating performance and fair value of the underlying assets. Adjustments are recorded if the fair value is less than book value.

     Income Taxes

      Income tax assets and liabilities are determined by taxable jurisdiction. The Company does not provide for taxes on undistributed earnings of its foreign subsidiaries. It is the Company’s intention to reinvest undistributed earnings of the Company’s foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries are paid as dividends to the Company. The Company has net operating loss carryforwards (“NOL’s”) which were generated in prior years. The annual utilization of the NOL’s is restricted by applicable tax regulations. Based on the Company’s forecasts management fully expects to utilize these NOL’s prior to their expiration date.

      Throughout the year the Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate.

Commitment and Contingencies

      The Company has no outstanding debt. The Company meets its existing working capital and capital expenditure needs from existing operating cash flow.

      In 2001, the Company entered into an unsecured credit facility for $10,000 with KeyBank National Association that expired on May 1, 2002. During 2001 and 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. The Company did not renew the facility and it has been terminated.

      The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Real Estate	Distribution
	and Equipment	Agreements

2003	$10,623	$901
2004	9,626	582
2005	8,858	452
2006	7,475	269
2007	6,330	2
Thereafter	30,839	—

Total minimum lease payments	$73,751	$2,206

      The Company expects to satisfy its lease obligations from its existing cash flow. The Company’s key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2005. The Company believes it will be able to successfully negotiate key operating leases and/or find alternative locations for its facilities without significant interruption to the business.

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

Recently Issued Accounting Pronouncements

     Accounting for Business Combinations and Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”), issued Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”) and Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). These statements amend the accounting and reporting standards for business combinations, goodwill and certain other intangible assets. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 141 beginning July 1, 2001 and adopted FAS 142 on January 1, 2002. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of FAS 142 were made. Additionally, as a result of the adoption of FAS 142 the Company ceased recording amortization expense associated with its acquired goodwill. During 2001, this amortization was $37,535.

     Asset Retirement Obligations

      In August 2001, FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of this standard will not have an immediate impact on the Company’s financial position or results of operations.

     Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. The adoption of FAS 144 did not have any impact on the Company’s financial position and results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

      In July 2002, the FASB issued Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and will be adopted by the Company on its effective date. Management does not expect the adoption of FAS 146 to have a material impact on its financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). This Interpretation expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it had issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

     Accounting for Stock Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued Financial Accounting Standard No. 148 (“FAS 148”), “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company intends to continue to apply the provisions of APB. No 25.

Information Regarding Forward-Looking Statements

      From time to time, including in this Annual Report on Form 10-K and in the Company’s annual report to shareholders, the Company may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the factors that may affect the operations, performance, development and results of the Company’s business include the following:

      The Company competes against companies with greater financial resources. The Company operates in highly competitive markets in which it competes with other distributors of financial and business information and related services. The Company expects competition to continue to be rigorous. Some of the Company’s competitors and potential competitors have significantly greater financial, technical and marketing resources than the Company does. These competitors may be able to expand product offerings and data content more effectively and to respond more rapidly than the Company to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their products. Increased competition in the future could limit the Company’s ability to maintain or increase its market share or maintain its margins, and could have a material adverse effect on the Company’s business, financial condition or operating results.

      A prolonged outage at one of the Company’s data centers could have a material adverse impact on revenues. The Company’s customers rely on the Company for time sensitive, reliable and up-to-date data. The Company’s business is dependent on its ability to rapidly and efficiently process substantial quantities of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond the Company’s control. The Company maintains back-up facilities for each of its major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, the Company maintains insurance for such events, however, the business interruption insurance the Company carries may not be sufficient to compensate the Company fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by the Company could have a material adverse effect on the Company’s business. Although the Company seeks to minimize these risks as far as commercially reasonable through controls and back-up data centers, there can be no assurance that such efforts will be successful in all cases.

      The inability to maintain relationships with key suppliers and providers of market data or service bureaus and custodian banks could result in a material adverse effect on the results of operations. The Company currently depends on key suppliers for the data it provides to its customers. Some of this data is exclusive to such suppliers and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source. Further, there can be no assurance that the Company could obtain replacement data from an alternative supplier without undue cost and expense, if at all. The Company generally obtains data via license agreements. The disruption of any relationship or the termination of any license with a major data supplier, such as the New York Stock Exchange, could materially disrupt the Company’s operations and lead to a material adverse impact on results of operations. Part of the Company’s strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. If this trend shifts or any of these relationships falter the Company’s results of operations could be adversely impacted.

      A decline in activity levels in the securities markets could lower demand for the Company’s services. The Company’s business is dependent upon the health of the financial markets and the participants in those markets. Financial information market demand is somewhat dependent upon activity levels in the securities markets. In the event that the U.S. or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, the Company’s revenue levels could be adversely affected.

      Consolidation of financial services within and across industries could lower demand for the Company’s products and services. As consolidation occurs and synergies are achieved, the number of potential customers for the Company’s products and services decreases. This consolidation has two forms: consolidations within an industry (such as banking) and across industries (such as consolidations of insurance, banking and brokerage companies). When two companies that separately use the Company’s products and services combine, they may terminate the use of some of the Company’s products and services that become duplicative. The Company has experienced higher than normal cancellations as a result of such trend in recent years and can give no assurance that such consolidation and cancellations will not continue. A large number of cancellations or lower utilization resulting from consolidations could have a material adverse effect on the Company’s revenues.

      New or enhanced product offerings by competitors or technologies could cause the Company’s services to become obsolete. The Company operates in an industry that is characterized by rapid and significant technological changes, frequent new products, services, data content and coverage enhancements and evolving industry standards. Without the timely introductions of new products, services and data content and coverage enhancements, the Company’s products and services will likely become technologically obsolete or inadequate over time, in which case the Company’s revenue and operating results would suffer. The Company expects its competitors to continue to improve the performance of their current products and services, to enhance data content and coverage and to introduce new products, services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If the Company fails to anticipate customers’ needs and technological trends accurately, the Company will be unable to introduce new products and services into the market to successfully compete. If the Company is unsuccessful at developing and introducing new products and services that are appealing to customers with acceptable prices and terms and available timely, the Company’s business and operating results would be negatively impacted because the Company would not be able to compete effectively and its ability to generate revenues would suffer. In addition, new products, services, data content and coverage that the Company may develop and introduce may not achieve market acceptance.

      Failure to successfully integrate the ComStock business and any other business or product line the Company acquires could adversely affect the Company’s future results of operations. The success of any acquisition depends in part on the Company’s ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management’s attention and financial and other resources. In particular, the integration of the operations of ComStock could present a significant challenge to the Company’s management. The integration process is continuing and will proceed for at least eighteen months. The Company can give no assurance that it will ultimately be able to effectively integrate and manage the operations of any acquired business, in general, and ComStock, in particular. Nor can the Company give assurance that it will be able to maintain or improve the historical financial performance of ComStock or other acquisitions. The failure to successfully integrate cultures, operating systems, procedures and information technologies could have a material adverse effect on the Company’s results of operations.

      Pearson has the ability to control the Company. Pearson owns approximately 60% of the Company’s outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over the management and affairs of the Company, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of the Company’s stockholders.

      The inability of the Company to broaden its retail subscriber base by adding more individual investors outside of the Company’s traditional “active-trader” market could result in lower revenues. The customers of the Company’s retail investor segment have traditionally been “active-traders.” As the stock markets have been flat or continue to decline this has led to a significant downturn in trading activity and the number of active traders has decreased. If the Company cannot successfully sell additional retail products and services to individual investors to counteract the decrease in trading activities and the number of potential active trader customers, the Company could experience a material decrease in revenues.

      The foregoing discussion of risks, uncertainties, and assumptions is by no means complete but is designed to highlight important factors that may impact the Company’s results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      A portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and, accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company’s foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations. The Company’s primary exposure to foreign currency exchange rate risks rest with the UK Sterling to US Dollar exchange rate due to the significant size of the Company’s operations in the United Kingdom.

      The Company does not enter into any hedging or derivative arrangements and the Company does not hold any market risk sensitive instruments for investment or other purposes.

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

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 3, 2003,
except as to Note 19,
which is as of February 28, 2003

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
SERVICE REVENUES	$375,015	$340,002	$314,138
COSTS AND EXPENSES
Cost of services	112,377	103,618	105,524
Selling, general and administrative	131,169	122,066	116,091
Depreciation	14,500	13,139	12,671
Amortization	18,737	75,526	82,943

Total costs and expenses	276,783	314,349	317,229

INCOME (LOSS) FROM OPERATIONS	98,232	25,653	(3,091)
Equity in loss from MarketWatch.com, Inc.	—	—	(67,229)
Other than temporary loss in MarketWatch.com, Inc.	—	—	(141,844)
Other income (expense), net	1,989	2,882	1,170

INCOME (LOSS) BEFORE INCOME TAXES	100,221	28,535	(210,994)
Income tax expense (benefit)	39,488	24,223	(67,522)

NET INCOME (LOSS)	$60,733	$4,312	$(143,472)

Other comprehensive income (loss)
Foreign currency translation adjustment	8,004	(1,779)	(6,400)
Additional minimum pension liability	(2,685)	—	—

COMPREHENSIVE INCOME (LOSS)	$66,052	$2,533	$(149,872)

Weighted average shares:
Basic	91,159	90,844	85,560
Diluted	93,730	92,510	85,560
NET INCOME (LOSS) PER SHARE:
Basic	$0.67	$0.05	$(1.68)
Diluted	$0.65	$0.05	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except for share data)
ASSETS
Cash and cash equivalents	$153,243	$118,522
Accounts receivable, net of allowance for doubtful accounts of $4,172 at 2002 and $4,293 at 2001	53,924	46,792
Receivable from affiliate	—	7
Prepaid expenses and other current assets	5,366	3,152
Deferred income taxes	6,487	13,207

Total current assets	219,020	181,680
Property and equipment, net	36,786	38,431
Goodwill	381,790	353,748
Other intangible assets, net	125,003	121,040
Other assets	2,628	3,084

Total Assets	$765,227	$697,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$10,805	$11,814
Accrued liabilities	52,938	50,684
Payables to affiliates	1,789	5,065
Income taxes payable	9,235	13,578
Deferred revenue	22,786	24,477

Total current liabilities	97,553	105,618
Deferred tax liabilities	3,305	8,209
Other liabilities	1,626	1,489

Total Liabilities	102,484	115,316
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock	—	—
Common stock $0.01 par value
Authorized: 200,000,000 shares; 93,698,789 issued and 91,598,789 outstanding at December 31, 2002 and 92,245,419 issued and 90,245,419 outstanding at December 31, 2001	937	922
Additional paid-in capital	786,470	771,084
Treasury Stock, at cost, 2,100,000 and 2,000,000 shares, at December 31, 2002 and 2001, respectively	(25,650)	(24,273)
Accumulated deficit	(94,398)	(155,131)
Accumulated other comprehensive loss	(4,616)	(9,935)

Total Stockholders’ Equity	662,743	582,667

Total Liabilities and Stockholders’ Equity	$765,227	$697,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$60,733	$4,312	$(143,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,237	88,665	95,614
Tax benefit from exercise of stock options	4,873	2,682	499
Equity in loss from MarketWatch.com, Inc.	—	—	67,229
Other than temporary loss from investment in MarketWatch.com, Inc.	—	—	141,844
Deferred income taxes	1,733	(7,928)	(83,618)
Other non-cash items, net	256	267	113
Changes in operating assets and liabilities, net:
Accounts receivable and due from affiliates	(6,518)	4,943	(5,731)
Prepaid expenses and other assets	(1,635)	1,355	1,209
Accounts and taxes payable and due to affiliates	(5,556)	628	(6,362)
Accrued expenses and other liabilities	(556)	789	(322)
Deferred revenue	(2,187)	(1,901)	(2,053)

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,380	93,812	64,950

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(13,561)	(12,609)	(15,699)
Cash acquired through merger	—	—	48,402
Investment in MarketWatch.com, Inc.	—	—	(43,000)
Acquisition of businesses	(48,000)	—	(14,766)
Net proceeds from sales of investments and business	—	43,224	—
Other investing activities	680	719	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(60,881)	31,334	(25,063)

Cash flows provided by (used in) financing activities:
Receipt of payment from affiliate	—	—	19,224
Payment of promissory note to affiliate	—	—	(20,000)
Proceeds from exercise of stock options and employee stock purchase plan	10,411	6,084	402
Contribution (distribution) of capital from (to) parent	—	—	(10,764)
Purchase of treasury stock	(1,377)	(24,273)	—
Distribution of dividends	—	(26,871)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,034	(45,060)	(11,138)
Effect of change in exchange rate	2,188	(216)	(2,105)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,721	79,870	26,644
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,522	38,652	12,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,243	$118,522	$38,652

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(33,484)	$(29,007)	$(9,489)
Cash (paid) received for interest	$2,031	$3,050	$(1,591)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
	Common Stock		Treasury				Other
			Stock	Treasury	Additional		Comprehensive		Total
	Number of		Number of	Stock	Paid in	Parent’s	Income	Accumulated	Stockholders’
	Shares	Par Value	Shares	Costs	Capital	Investment	(Loss)	Deficit	Equity

Balance, December 31, 1999	—	$—	—	$—	$—	$358,680	$(1,756)	$(15,971)	$340,953
Distribution to parent	—	—	—	—	—	(7,764)	—	—	(7,764)
Reorganization (Note 3)	56,424	564	—	—	350,352	(350,916)	—	—	—
Issuance of shares associated with merger (Note 3)	34,586	346	—	—	437,948	—	—	—	438,294
Exercise of stock options	192	2	—	—	400	—	—	—	402
Tax benefit from exercise of stock options	—	—	—	—	499	—	—	—	499
Other comprehensive loss	—	—	—	—	—	—	(6,400)	—	(6,400)
Net loss	—	—	—	—	—	—	—	(143,472)	(143,472)

Balance, December 31, 2000	91,202	$912	—	$—	$789,199	$—	$(8,156)	$(159,443)	$622,512
Distribution of dividend	—	—	—	—	(26,871)	—	—	—	(26,871)
Exercise of stock options	1,043	10	—	—	6,074	—	—	—	6,084
Tax benefit from exercise of stock options	—	—	—	—	2,682	—	—	—	2,682
Purchase of treasury stock	—	—	2,000	(24,273)	—	—	—	—	(24,273)
Other comprehensive income	—	—	—	—	—	—	(1,779)	—	(1,779)
Net income	—	—	—	—	—	—	—	4,312	4,312

Balance, December 31, 2001	92,245	$922	2,000	$(24,273)	$771,084	$—	$(9,935)	$(155,131)	$582,667
Exercise of stock options	1,404	14	—	—	9,799	—	—	—	9,813
Issuance of stock in connection with employee stock purchase plan	50	1	—	—	597	—	—	—	598
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,873	—	—	—	4,873
Exercise of extended stock options					117				117
Purchase of treasury stock	—	—	100	(1,377)	—	—	—	—	(1,377)
Other comprehensive income	—	—	—	—	—	—	5,319	—	5,319
Net income	—	—	—	—	—	—	—	60,733	60,733

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)	$786,470	$—	$(4,616)	$(94,398)	$662,743

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)
(except per share data)

1.	Summary of Significant Accounting Policies

Nature of Business

      Interactive Data Corporation (the “Company”) is a leading global provider of financial and business information to individual and institutional investors. The Company supplies time sensitive pricing, dividend, corporate action and descriptive information for approximately 3.5 million securities that are traded around the world, including hard-to-value fixed income instruments. The cores of the business are its extensive database expertise and technology resources.

      The Company delivers real-time, end-of-day and historically archived data to customers through a variety of products featuring Internet, dedicated line, satellite and dial-up protocols. Through a broad range of partnerships, the Company provides links to most of the world’s best-known financial service and software companies for trading, analysis, portfolio management and valuation.

      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services subsidiary.) The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

      The Corporation’s common stock commenced trading on the New York Stock Exchange under the trading symbol “IDC” on December 10, 2002. Prior to December 10, 2002, the Corporation’s common stock traded on the Nasdaq National Market under the trading symbol “IDCO”.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and short-term investments with an original maturity of three months or less. At December 31, 2002 and 2001, cash and cash equivalents included cash equivalents of $134,538 and $94,911, respectively.

Fair Value of Financial Instruments

      The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenues are recognized over contractual periods as services are performed. Amounts recognized as revenue for services performed are determined based upon contractually agreed upon fee schedules with the Company’s customers. The Company accounts for subscription revenues received in advance of providing services by deferring such amounts until the related services are performed.

Accounts Receivable, Concentration of Credit Risk and Uncertainties

      The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large client base and its geographical dispersion. No single customer accounts for more than 10% of revenues or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial conditions are performed and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

      In addition, the Company has temporary cash investments. At December 31, 2002 approximately $134,538 of cash equivalents were deposited in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper, thereby limiting credit risk. At December 31, 2002, the Company believes that it had no significant concentrations of credit risk.

Income Taxes

      In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company’s practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely. The Company’s practice is to permanently reinvest the unremitted earnings of its subsidiaries and, accordingly, no taxes have been provided for these amounts.

Goodwill

      Goodwill is recorded in connection with business acquisitions and represents the excess of the purchase price over the fair value of identifiable net assets at the acquisition date. In January 2002, the Company adopted Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). As a result of the adoption of this standard, the Company ceased recording amortization expense associated with its goodwill.

      FAS 142 requires an impairment test for the Company’s reporting units be performed on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit to the net book value of the related asset. If impairment is indicated due to the net book value being in excess of the fair value, the asset is written down to its implied fair value.

Other Intangible Assets

      Other intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to fourteen years.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Fixed assets are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life of three to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Maintenance and repairs are charged to operations as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income.

Impairment of Long Lived Assets

      The Company reviews long lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recovered over their remaining useful lives. If an impairment is indicated, the Company compares the fair value of the related asset, generally determined using a discounted cash flow methodology, to the carrying value of the asset and records an impairment charge to the extent that fair value is lower than the carrying value of the asset.

Capitalized Software Costs

      Capitalized software costs include costs incurred in connection with the development of internal use software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. In 2002, the Company capitalized approximately $2,747 related to the development of internal use software. In 2002, amortization expense associated with the internally developed software was $1,386. At December 31, 2002, the remaining book value of the software developed for internal use was $5,076. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. Also, in 2002, the Company wrote off $2,800 of capitalized development projects in Europe, as a result of the Company’s decision to cancel these projects.

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

Restructuring Charges

      In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of December 31, 2002, the remaining restructuring accrual is $2,473. The Company expects to complete the majority of these payments by December 31, 2003.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

      Expenditures for research and development are expensed as incurred. The Company expensed approximately $2,481, $2,327 and $2,675 in research and development costs during the years ended December 31, 2002, 2001 and 2000, respectively, primarily related to the development of new services.

Advertising Costs

      Advertising expenditures consists of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $5,216, $5,886 and $6,825 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under this method the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

      The following pro forma information presents the Company’s net income and basic and diluted net income per share for the years ended December 31, 2002, 2001 and 2000 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$60,733	$4,312	$(143,472)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(11,060)	(2,972)	(894)

Pro forma, net	$49,673	$1,340	$(144,366)

Earnings (loss) per share
Basic — as reported	$0.67	$0.05	$(1.68)
Basic — pro forma	$0.54	$0.01	$(1.69)
Diluted — as reported	$0.65	$0.05	$(1.68)
Diluted — pro forma	$0.53	$0.01	$(1.69)

      See Note 11 for further details on the fair value methodology employed by the Company to determine the above pro forma effects of FAS 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      The Company calculates its earnings per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share”. Below is a reconciliation of the earnings per share and weighted average shares outstanding (in thousands) between the basic and diluted calculations for each period.

	For the Twelve Months Ended
	December 31, 2002

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$60,733	91,159	$0.67
Effect of dilutive securities:
Stock options	—	2,571	(.02)

Net income available to common stockholders-diluted	$60,733	93,730	$0.65

	For the Twelve Months Ended
	December 31, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$4,312	90,844	$0.05
Effect of dilutive securities:
Stock options	—	1,666	—

Net income available to common stockholders-diluted	$4,312	92,510	$0.05

	For the Twelve Months Ended
	December 31, 2000

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss available to common stockholders-basic	$(143,472)	85,560	$(1.68)
Effect of dilutive securities:
Stock options	—	—	—

Net loss available to common stockholders-diluted	$(143,472)	85,560	$(1.68)

      Due to the net loss in 2000, the effect of the options would have been anti-dilutive and, therefore, such options were excluded from the calculation of diluted earnings per share.

2.     New Accounting Pronouncements

     Asset Retirement Obligations

      In August 2001, the FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of this standard will not have any immediate impact on the Company’s financial position or results of operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets

      In October 2001, FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the Company adopted FAS 144, as required, on January 1, 2002. The adoption of FAS 144 did not have any impact on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

      In July 2002, the FASB issued, Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and will be adopted by the Company on its effective date. Management does not expect the adoption of FAS 146 to have a material impact on its financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). This Interpretation expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it had issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Accounting for Stock Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued Financial Accounting Standard No. 148, (“FAS 148”) “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company intends to continue to apply the provisions of APB No. 25.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Merger of Data Broadcasting Corporation and Interactive Data Corporation

      On February 29, 2000, Data Broadcasting Corporation completed the Merger with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. (Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services subsidiary.)

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

      Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of December 31, 2000, all accrued professional costs had been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2002, accrued acquisition costs remaining were $582. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued acquisition costs are comprised of the following:

	Employee	Lease
	Severance	Terminations	Other	Total

Original Amount	$6,613	$1,591	$849	$9,053
2000 payments/adjustments	3,778	6	514	4,298

Balance, December 31, 2000	2,835	1,585	335	4,755
2001 payments/adjustments	1,245	702	145	2,092

Balance, December 31, 2001	1,590	883	190	2,663
2002 payments	1,008	883	190	2,081

Balance, December 31, 2002	$582	$—	$—	$582

      The following unaudited pro forma financial information reflects the Merger, the transaction discussed in Note 4, and the sale discussed in Note 6 as if they occurred on January 1, 2000:

Pro Forma Results
for Year Ended
December 31, 2000

Revenue	$326,438
Net Loss	$(20,608)
Net loss per share	$(.23)

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

      The Company purchased news and web advertising from MarketWatch in the amount of $1,381 and $143, respectively, for the twelve months ended December 31, 2001 and $1,050 and $33, respectively, for the twelve months ended December 31, 2002. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the twelve months ended December 31, 2001 and these amounts were recorded as reductions of the gross expenses incurred by the Company. In 2002, the Company charged MarketWatch $20 for other services and these amounts were recorded as reductions of the gross expenses incurred by the Company.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Acquisitions

      On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,233, consisting of severance costs and legal and accounting services. As of December 31, 2002, $523 of the acquisition costs have been paid.

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

      The acquisition was accounted for as follows:

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	17,822
Deferred tax assets	539

$49,233
Liabilities
Accrued acquisition costs	$1,233

Total Purchase Price	$48,000

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

7.     Property and Equipment

      Property and equipment consisted of the following at December 31:

	Useful Life	2002	2001

Computer and communication equipment	3–5 years	$64,828	$63,080
Leasehold improvements	Life of lease	18,499	17,428
Furniture and fixtures	3–8 years	14,173	16,084
Capitalized software	3–5 years	14,311	9,393

		111,811	105,985
Less accumulated depreciation		(75,025)	(67,554)

		$36,786	$38,431

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation expense was $14,500, $13,139 and $12,671 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.     Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following:

		December 31, 2002			December 31, 2001
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	2.8 years	$87,500	$(87,500)	$0	$87,898	$(87,732)	$166
Securities database	3.5 years	10,792	(10,739)	53	10,792	(9,069)	1,723
Computer software	6.7 years	42,486	(39,019)	3,467	42,486	(35,015)	7,471
Customer lists	11.9 years	170,600	(49,117)	121,483	140,500	(35,823)	104,677
Workforce	8.4 years	—	—	—	9,382	(2,379)	7,003

Total		$311,378	$(186,375)	$125,003	$291,058	$(170,018)	$121,040

      In 2002, the Company adopted Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) and accordingly has reclassified the workforce intangible asset to goodwill.

      The impact on net income and earnings per share as a result of the adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), for the year ended December 31 is as follows:

	2002	2001	2000

Reported net income	$60,733	$4,312	$(143,472)
Add back: goodwill/workforce amortization	—	39,018	37,310

Adjusted net income	$60,733	$43,330	$(106,162)
Basic earnings per share:
Reported net income	$.67	$.05	$(1.68)
Goodwill amortization	—	.43	.44
Adjusted earnings per share	$.67	$.48	$(1.24)
Diluted earnings per share:
Reported net income	$.65	$.05	$(1.68)
Goodwill amortization	—	.42	.44
Adjusted diluted earnings per share	$.65	$.47	$(1.24)

      Estimated amortization expense:

For year ended 12/31/03	$13,793
For year ended 12/31/04	$13,740
For year ended 12/31/05	$12,406
For year ended 12/31/06	$12,140
For year ended 12/31/07	$12,140

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

Balance as of January 1, 2001	$395,696
Goodwill amortization	(37,535)
Purchase accounting adjustments	(2,447)
Impact of change in foreign exchange rates	(1,966)

Balance as of December 31, 2001	$353,748
Goodwill acquired during year	17,822
Workforce intangible and related deferred taxes reclassified to goodwill upon adoption of FAS 142	4,187
Purchase accounting adjustments	(173)
Impact of change in foreign exchange rates	6,206

Balance as of December 31, 2002	$381,790

      The Company does not allocate goodwill to its operating segments due to the fact that the Company’s chief operating decision maker does not use this information in evaluating the operations for each of the Company’s segments. (See Note 18 for further discussions of the Company’s segments).

9.     Accrued Liabilities

      Accrued expenses consist of the following at December 31:

	2002	2001

Bonus	$9,307	$7,684
Payroll taxes	1,501	725
Employee related costs	15,232	17,232
Commissions	1,590	3,026
Professional services	3,610	2,197
Acquisition costs (Notes 3 and 5)	1,538	2,929
Data center costs	2,135	1,605
Property costs	1,216	502
Travel costs	465	254
Royalties	2,749	3,334
Sales taxes	2,418	2,080
Data charges	6,354	4,396
Franchise/property taxes	521	952
Other discontinued operations (Note 13)	925	867
Other	3,377	2,901

	$52,938	$50,684

10.     Credit Arrangements

      At December 31, 2000, the Company had an outstanding letter of credit in the amount of $1,500. This letter of credit was established in connection with the settlement of a class action lawsuit against Check Rite of California, a discontinued operation of the Company. In 2001, final settlement was made and the letter of

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit was cancelled. The settlement did not have a material effect on the Company’s financial condition or results of operations.

      In 2001, the Company entered into an unsecured credit facility for $10,000 with KeyBank National Association. During 2001 and 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. The credit facility consisted of a $10,000 line of credit, which matured on May 1, 2002. The Company did not renew the facility.

11.     Stock Based Compensation

Employee Stock Purchase Plan

      In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During 2002, employees purchased approximately 50 shares at a price of $12.04 per share. At December 31, 2002, 1,950 shares were reserved for future issuance.

Employee Stock Option Plan

      In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the compensation committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the related shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

      Stock option activity for the years ended December 31, 2002 and 2001 are as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding December 31, 2000	3,666	$5.91
Granted	5,273	8.73
Exercised	(1,043)	5.84
Canceled	(207)	7.51

Outstanding, December 31, 2001	7,689	7.82
Granted	2,610	16.15
Exercised	(1,404)	6.99
Canceled	(276)	9.88

Outstanding, December 31, 2002	8,619	$10.43

Exercisable, December 31, 2002	3,397	$7.80

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002.

      Range of option exercise prices:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

$2.44 to $3.31 (Avg. life: 1.20 years)	248	$2.71	211	$2.63
$3.81 to $5.54 (Avg. life: 6.40 years)	716	4.69	527	4.75
$5.75 to $8.63 (Avg. life: 4.60 years)	546	7.50	546	7.50
$8.63 to $12.50 (Avg. life: 8.40 years)	4,497	8.81	2,024	8.81
$12.99 to $18.50 (Avg. life: 9.40 years)	2,612	16.13	89	16.85

	8,619		3,397

      As discussed in Note 1, the Company applies APB Opinion No. 25 in accounting for stock based employee compensation and, accordingly, no compensation cost has been recognized for its employee stock options or employee stock purchase plan in the consolidated financial statements.

      The fair value of stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Risk free interest rate	3.87%	4.25%	6.00%
Expected life (in years)	4.00	4.00	4.06
Volatility	77%	90%	109%
Expected dividend yield	0%	0%	0%
Weighted average fair value	$9.52	$5.93	$4.80

      The fair value of stock issued related to the employee stock purchase plan implemented in 2002 was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions.

2002

Risk free interest rate	1.78%
Expected life (in years)	0.47
Volatility	39%
Expected dividend yield	0%
Weighted average fair value	$3.75

12.     Stockholders’ Equity

      In addition to the Company’s common stock, the Company may issue up to 5,000 preferred shares, at $0.01 par value, with terms determined by the board of directors, without any further action by the stockholders of the Company. At December 31, 2002, no such stock has been issued.

13.     Discontinued Operations

      As of December 31, 2002, the Company had $925 of accrued expenses associated with the discontinued operations of Check Rite International that was a division of Data Broadcasting Corporation whose operations were discontinued in 1997. These costs pertain to expected settlements associated with ongoing litigation.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Commitments and Contingencies

      The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Real Estate	Distribution
	and Equipment	Agreements

2003	$10,623	$901
2004	9,626	582
2005	8,858	452
2006	7,475	269
2007	6,330	2
Thereafter	30,839	—

Total minimum lease payments	$73,751	$2,206

      The Company expects to satisfy its lease obligations from its existing cash flow. The Company’s key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2005. The Company believes it will be able to successfully negotiate key operating leases and/or find alternative locations for its facilities without significant interruption to the business.

      Rental expense was $10,491, $9,476, and $11,677 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors, Pearson Longman plc and its subsidiary Pearson Longman, Inc. These actions have been consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company is named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders are allegedly suing on its behalf and for its benefit.

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

      In January 2003, counsel for all parties signed a stipulation whereby the named plaintiffs dismissed the case with prejudice as to the three independent director defendants. Should the plaintiffs elect to go forward with the action as to the remaining defendants, the Company and the remaining director defendants intend to continue to vigorously contest the allegations against them.

      In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but has cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company may have facilitated federal securities laws violations committed by other parties and has advised us that it may recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees has been similarly so notified. The SEC staff has not identified who the other parties are or specified what their misconduct was. We understand that the SEC staff is concerned about evaluated prices for several small high-yield municipal bonds provided by the

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in March-April 2000 and in July-August 2000. We believe that our evaluations were both appropriate and consistent with our usual practices. We have informed the SEC staff as to the reasons for our belief that no action against the Company would be factually or legally warranted. If the SEC decides to proceed with an enforcement action, we would contest the matter vigorously. Irrespective of its outcome, we believe that this matter will not materially affect our results of operations or financial condition.

      On a separate but related matter, shareholders of the two funds have notified us of their intention to commence an action against the Company, even though neither the funds nor their advisor had ever chosen to do so. We understand that the shareholders’ claims would be related to widely reported September and October 2000 decreases in the funds’ net asset values. We do not believe that any such action would have merit or would materially affect the Company’s results of operations or financial condition.

      In addition to the matters discussed above, the Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. The Company does not expect that the outcome of these matters will have a material impact on its financial position or results of operations.

15.     Income Taxes

      The components of income (loss) before income taxes are as follows for the years ended December 31:

	2002	2001	2000

Domestic	$83,035	$14,672	$(222,107)
Foreign	17,186	13,863	11,113

Total	$100,221	$28,535	$(210,994)

      Income tax expense (benefits) consists of the following for the years ended December 31:

	2002	2001	2000

Current:
Federal	$25,142	$21,369	$6,292
State	7,600	5,780	3,740
Foreign	4,426	5,874	6,705

	37,168	33,023	16,737

Deferred:
Federal	1,317	(7,600)	(71,391)
State	336	(765)	(11,940)
Foreign	667	(435)	(928)

	2,320	(8,800)	(84,259)

	$39,488	$24,223	$(67,522)

      Deferred taxes are recorded for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred income taxes recognized in the financial statements are as follows at December 31:

	2002	2001

Current deferred tax:
Accrued expenses	$3,976	$6,978
Depreciation	24	1,913
Other	1,475	3,079
Accounts Receivable Allowance	1,012	1,237

	6,487	13,207
Long term deferred tax:
Other intangible assets	9,654	5,378
Non compete agreements	22,446	24,302
Net operating loss carryforwards	3,034	4,191
Customer Lists	(38,439)	(42,080)
Sale of business	6,634	6,477

	3,329	(1,732)
Valuation allowance	(6,634)	(6,477)

	(3,305)	(8,209)

Total	$3,182	$4,998

      The long term deferred tax asset of $6,634 was recorded concurrently with the sale of MarketWatch (see Note 4). The realization of this tax asset is not within the control of the Company and as such a full valuation allowance has been provided against this asset.

      The Company has $8,669 of federal net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation. IRS regulations and certain state regulations limit the usage of the net operating loss carryforwards. The Company believes that based upon its forecasts, these net operating loss carryforwards will be fully utilized.

      Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,

	2002	2001	2000

Statutory U.S. federal tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal tax benefit	5.1	11.4	(2.5)
Foreign income taxed at different statutory rates	(.9)	(2.4)	(.2)
Basis difference in sale of MarketWatch	—	—	(3.1)
Nondeductible goodwill/other	.2	38.0	4.0
Other, net	—	3.0	4.8

Effective tax rate	39.4%	85.0%	(32.0)%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Retirement Plans

     Pearson, Inc. Savings and Investment Plan

      The Company’s U.S. employees are eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation, which is subject to a 50% employer match. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) Plan are determined as a percentage of covered salary and amounted to $2,774, $1,590, and $1,633 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation and for the year ended December 31, 2002, the Company recorded an expense of $1,100 for this benefit. The Company expects to make this contribution in the second quarter of 2003.

     Pearson, Inc. Pension Plan

      Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees and the Plan also includes certain of the Company’s U.S. employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with this pension plan. There was no gain or loss recorded as a result of the curtailment. In 2002, the valuation date for the pension plan was changed from September to December. There was no material impact to the financial results of the Company as a result of this change.

      Presented below is certain financial information relating to the Company’s participation in the Plan:

	Year Ended
	December 31,

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$6,484	$5,543
Service cost	137	2,127
Interest cost	446	427
Amendments	14	(9)
Impact of change in measurement date	116	—
Curtailment	—	(969)
Actuarial loss (gain)	1,616	(196)
Benefits paid	(311)	(439)

	$8,502	$6,484

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31,

	2002	2001

Change in plan assets:
	$2,598	$1,789
Actual return on plan assets	(460)	(243)
Impact of change in measurement date	179	—
Employer contribution	2,105	1,491
Benefits paid	(311)	(439)

Fair value of plan assets at end of period	$4,111	$2,598

Reconciliation of funded status:
Benefit obligation at end of year	$8,502	$6,484
Fair value of plan assets at end of period	4,111	2,598

Funded status at end of period	4,391	3,886
Unrecognized prior service cost	4	10
Unrecognized net actuarial loss	(2,695)	(370)

Net amount recognized	$1,700	$3,526

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	4,395	3,526
Accumulated other comprehensive income	2,695	—

Net amount recognized	1,700	3,526

	Year Ended December 31,

	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$137	$2,127	$1,493
Interest cost	446	427	281
Expected return on plan assets	(282)	(160)	(75)
Amortization of prior service costs	(1)	(21)	(21)

Net periodic benefit cost	$300	$2,373	$1,678

	Year Ended
	December 31,

	2002	2001

Weighted average assumptions:
Discount rate	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	4.50%	4.50%

Foreign Pension Plans

      Pearson and its subsidiaries maintain certain pension plans for which certain non-U.S. employees of the Company are eligible to participate. Information relating to the Company’s portion of the actuarial value of plan benefits, asset values, and other pension disclosures pertaining to these other Pearson plans are not separately determinable. Pension expense incurred by the Company related to these plans for the years ended December 31, 2002, 2001 and 2000 was $2,242, $1,870, and $1,745, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain of the Company’s employees participate in Pearson equity based employee benefit plans. For the years ended December 31, 2002, 2001 and 2000, the Company recorded costs of $0, $797 and $343, respectively, related to the participation in these plans.

17.	Related Party Transactions

      The Company and Pearson are parties to a management services agreement that became effective as of February 29, 2000. Pearson owns approximately 60% of the issued and outstanding common stock of the Company This agreement governs the provision of services by either company to the other and renews annually.

      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company afford the Company administrative convenience and the Company believes the terms of such services are more favorable to it than if it had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k) and employee health benefit plans and insurance plans in the United States and United Kingdom and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company, primarily in the United Kingdom. The services provided by the Company to Pearson include information technology and property services. A majority of the charges for services to and from Pearson and its affiliates are at cost. Certain of the Company’s directors are employees of Pearson. The independent committee of the Company’s Board of Directors, which consists of three directors, none of whom are employees of Pearson, approved the management services agreement on behalf of the Company. There was no material effect on the financial condition or results of operations of the Company as a result of entering into this agreement. If Pearson’s services to the Company were to be terminated, the Company would be required to seek equivalent services in the open market at potentially increased costs. In addition, the Company would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on the Company’s administrative resources. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on behalf of the Company. Any such amendments are approved by the independent committee.

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

      On March 26, 2001, the Company purchased used equipment comprised of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at or lower than discounts offered elsewhere for comparable equipment. The purchase was approved by the independent committee of the Board of Directors on behalf of the Company.

      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2002, 2001 and 2000, the Company incurred net (income)/expense of ($79), ($3,508), and $588 for these services provided to Pearson and received from Pearson. In 2000, the Company had an arrangement with a Pearson affiliate, Financial Times Electronic Publishing (“FTEP”), for FTEP’s use of certain production equipment. In 2000, the Company invoiced FTEP $4,465 for this service. The Company recorded this transaction as a reduction to costs. This service was not in effect for the years ended December 31, 2002 and 2001.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information

      The Company’s reportable segments are as follows:

Institutional Services	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

Retail Investor Services	delivery of real-time financial market information primarily to retail customers.

      The Company evaluates its segments on the basis of revenue, operating income and earnings before interest, taxes, depreciation and amortization, and equity in the loss of MarketWatch.

	2002	2001	2000

Revenues
Institutional	$334,992	$294,440	$269,943
Retail
eSignal	35,545	35,392	27,427
Broadcast	4,478	10,170	16,768

Total	$375,015	$340,002	$314,138

Income (loss) from operations
Institutional	$129,661	$110,046	$84,883
Retail	1,196	3,048	(962)
Corporate and unallocated (1)	(32,625)	(87,441)	(87,012)

Total	$98,232	$25,653	$(3,091)

Identifiable assets
Institutional	$357,032	$251,735	$248,613
Retail	12,003	13,567	36,087
Corporate and unallocated	396,192	432,681	457,390

Total	$765,227	$697,983	$742,090

(1)	Corporate and unallocated assets and loss in 2000 and 2001 from operations primarily consists of goodwill and intangible amortization. In 2002, corporate and unallocated assets and loss from operations primarily consists of intangible amortization. Because the Company’s chief operating decision maker does not use this information as a measure of each segment’s profit or loss, it has not been allocated to the segments.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s geographic distribution is as follows:

	2002	2001	2000

Revenues
United States	$302,128	$268,019	$242,000
Europe	67,913	67,384	67,302
Asia	4,974	4,599	4,836

Total	$375,015	$340,002	$314,138

Identifiable assets
United States	$638,236	$587,745	$641,166
Europe	121,976	106,228	96,769
Asia	5,015	4,010	4,155

Total	$765,227	$697,983	$742,090

19.	Subsequent Event

      On January 16, 2003, the Company agreed to acquire from The McGraw-Hill Companies, Inc. the stock of ComStock and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,000. This transaction closed on February 28, 2003. The Company funded this acquisition from its existing cash resources.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

      The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2002. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

      The increase in the Company’s fourth quarter tax expense in 2001, was due to a shift in income from the Company’s UK business to the Company’s US business where the Company’s effective tax rate is higher as well as a settlement of certain prior year tax matters.

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2002

Revenue	$89,442	$93,453	$95,662	$96,458	$375,015
Total costs and expenses	68,082	69,785	70,171	68,745	276,783
Income from operations	21,360	23,668	25,491	27,713	98,232
Other income, net	392	449	657	491	1,989
Provision for income taxes	8,380	9,601	10,346	11,161	39,488
Net income	13,372	14,516	15,802	17,043	60,733
Net income per share Basic	$0.15	$0.16	$0.17	$0.19	$0.67
Net income per share Diluted	$0.14	$0.15	$0.17	$0.18	$0.65

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2001

Revenue	$83,775	$84,439	$85,287	$86,501	$340,002
Total costs and expenses	83,796	80,608	76,372	73,573	314,349
Income (loss) from operations	(21)	3,831	8,915	12,928	25,653
Other income, net	658	791	934	499	2,882
Provision for income taxes	480	3,267	6,011	14,465	24,223
Net income (loss)	157	1,355	3,838	(1,038)	4,312
Net income (loss) per share Basic and Diluted	$0.00	$0.01	$0.04	$(0.01)	$0.05

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2002, 2001, and 2000

(In thousands)

Schedule VIII Valuation and Qualifying Accounts

	Balance at		Charged to			Balance
	Beginning		Other			at End of
Description	of Period	Additions	Accounts		Write Offs	Period

Allowance for doubtful accounts
Year Ended December 31, 2002	$4,293	$10,103	$84	(A)	$10,308	$4,172
Year Ended December 31, 2001	3,819	7,700	(16	)(A)	7,210	4,293
Year Ended December 31, 2000	4,129	4,094	(63	)(A)	4,341	3,819

(A)	Currency translation adjustments for foreign entities.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      That portion of the Company’s definitive Proxy Statement appearing under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission and to be used in connection with its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Executive Officers of the Registrant (as of February 28, 2003)

Name	Age	Office Held with Company

Stuart J. Clark	55	President and Chief Executive Officer
Steven G. Crane	46	Executive Vice President and Chief Financial Officer
Andrea H. Loew	45	Vice President, General Counsel and Corporate Secretary
John L. King	52	Chief Operating Officer of FT Interactive Data
Raymond L. D’Arcy	50	President, Data Delivery Products, FT Interactive Data

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

      John L. King has served as chief operating officer of FT Interactive Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/president of Financial Times Group’s Extel Financial Ltd. Division. Prior thereto, Mr. King served as vice president, IDSITM services for Interactive Data Corporation (as it existed prior to the Merger).

      Raymond L. D’Arcy has served as President of Data Delivery Products for FT Interactive Data since January 2001. From 1999 to 2001, Mr. D’Arcy served as Senior Vice President of Global Sales, Marketing and Customer Support for Interactive Data Corporation as it existed prior to the Merger and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as FT Interactive Data’s Regional Sales Director for Eastern North America for ten years.

Item 11.     Executive Compensation

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission and to be used in connection with its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission and to be used in connection with its 2003 Annual Meeting of is hereby incorporated by reference.

Equity Compensation Plan Information

      The following provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued		Future Issuance Under
	Upon Exercise of	Weighted Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (excluding
	Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	first column)

Equity Compensation Plans Approved by Securityholders(1)	8,618,735	$10.43	20,270,123 (2)
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	8,618,735	$10.43	20,270,123 (2)

(1)	These plans consist of the Company’s 2000 Long Term Incentive Plan, the Data Broadcasting Corporation Stock Option Plan as amended through September 13, 1994, the Company’s 2001 Employee Stock Purchase Plan and the Company’s UK Savings Related Share Option Plan.

(2)	Represents shares of the Company’s common stock reserved for issuance under the Company’s 2001 Employee Stock Purchase Plan, the UK Savings Related Share Option and shares available for future issuance under the Company’s 2000 Long-Term Incentive Plan. The number of shares available under the Company’s 2000 Long-Term Incentive Plan is adjusted from time to time. Under such plan, the compensation committee of board of directors can grant stock based awards representing up to 20% of the total number of shares of common stock of the Company outstanding at the date of grant.

Item 13.     Certain Relationships and Related Transactions

      That portion of the Company’s definitive Proxy Statement appearing under the caption “Related Party Transactions” and “Employment Agreements, Termination of Employment and Change in Control Arrangements” to be filed with the Commission and to be used in connection with its 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective to ensure that information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.     The following documents are filed as part of this annual report:

           1.     Financial Statements

The financial statements and report of independent accountants required by this item are included in Part II, Item 8.

2. Financial Statement Schedule

Schedule VIII, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

3. Exhibits*

      The exhibits to this Form 10-K are listed below.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Form 8-K filed on November 22, 1999.)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)
2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Form 8-K filed on January 23, 2001.)
2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)
2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (U.K.) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.)
3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
3.2	Bylaws of Interactive Data Corporation, as amended. (Exhibit 3.2 to registrant’s Form 8-A filed on June 15, 1992 (SEC File No. 00020311).)
10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992 (SEC File No. 00020311).)
10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Form 10-K for the fiscal year ended December 31, 2000.)**
10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.3 to registrant’s Form 10-K for the year ended December 31, 2000.)**

Exhibit
Number	Description of Exhibits

10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**
10.5	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.6	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.7	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Form 10-K for the year ended December 31, 2000.)
10.8	Employment Agreement with Steven G. Crane, dated October 15, 1999. (Exhibit 10.13 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.9	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.10	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.11	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.12	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.13	Amendment No. 1 to Management Services Agreement, dated October 3, 2002 (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
10.14	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.15	The Pearson 1988 Executive Share Option Plan. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.16	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.17	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.18	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.19	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.20	Pearson, Inc. Supplemental Executive Retirement Plan. (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) **
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Stuart J. Clark.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Steven G. Crane.

*	Exhibits followed by a parenthetical reference are previously filed incorporated by reference from the document described.

**	Management contract or compensation plan or arrangement

      A.     Reports on Form 8-K

      During the quarter ended December 31, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ STUART J. CLARK

Stuart J. Clark
Chief Executive Officer

March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 31, 2003.

Signature	Title

/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer and Director (principal executive officer)

/s/ JOHN MAKINSON John Makinson	Chairman of the Board

/s/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (principal accounting officer)

/s/ WILLIAM ETHRIDGE William Ethridge	Director

/s/ JOHN FALLON John Fallon	Director

/s/ WILLIAM B. GAULD William B. Gauld	Director

/s/ DONALD P. GREENBERG Donald P. Greenberg	Director

/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/s/ PHILIP J. HOFFMAN Philip J. Hoffman	Director

/s/ CARL SPIELVOGEL Carl Spielvogel	Director

/s/ ALLAN R. TESSLER Allan R. Tessler	Director

CERTIFICATIONS

I, Stuart J. Clark, certify that:

      1.     I have reviewed this annual report on Form 10-K of Interactive Data Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STUART J. CLARK

Stuart J. Clark
Chief Executive Officer
(principal executive officer)

Date: March 31, 2003

I, Steven G. Crane, certify that:

      1.     I have reviewed this annual report on Form 10-K of Interactive Data Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN G. CRANE

Steven G. Crane
Chief Financial Officer
(principal financial officer)

March 31, 2003