Form 10-Q
period 2003-03-31
INTERACTIVE DATA CORP/MA/
filed 2003-05-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X]  No  [  ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 7, 2003 was 92,127,501.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended March 31, 2003 and 2002
Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
(b) Changes in Internal Controls
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

SERVICE REVENUE	$99,477	$89,442
COSTS AND EXPENSES
Cost of services	31,039	26,491
Selling, general and administrative	31,153	31,984
Depreciation	4,020	3,403
Amortization	4,117	6,204

Total costs and expenses	70,329	68,082

INCOME FROM OPERATIONS	29,148	21,360
Other income, net	510	392

INCOME BEFORE INCOME TAXES	29,658	21,752
Income tax expense	11,418	8,380

NET INCOME	18,240	13,372
Foreign currency translation adjustment	(1,393)	(1,380)

Comprehensive Income	$16,847	$11,992

NET INCOME PER SHARE
Basic	$.20	$.15
Diluted	$.19	$.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,795	90,571
Diluted	93,722	93,947

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2003	2002

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$71,352	$153,243
Accounts receivable, net	64,735	53,924
Prepaid expenses and other current assets	6,814	5,366
Deferred income taxes	6,462	6,487

Total current assets	149,363	219,020

Property and equipment, net	38,875	36,786
Goodwill	447,417	381,790
Other intangible assets, net	198,686	125,003
Other assets	2,633	2,628

Total Assets	$836,974	$765,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$9,288	$10,805
Payable to affiliates	3,785	1,789
Accrued liabilities	53,794	52,938
Income taxes payable	17,717	9,235
Deferred revenue	33,341	22,786

Total current liabilities	117,925	97,553
Deferred tax liabilities	34,720	3,305
Other liabilities	1,724	1,626

Total Liabilities	154,369	102,484
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value	942	937
Authorized 200,000,000 shares; 94,183,600 issued and 91,983,600 outstanding at March 31, 2003 and 93,698,789 issued and 91,598,789 outstanding at December 31, 2002
Additional paid-in capital	790,810	786,470
Treasury stock, at cost, 2,200,000 and 2,100,000 shares at March 31, 2003 and December 31, 2002, respectively	(26,980)	(25,650)
Accumulated deficit	(76,158)	(94,398)
Accumulated other comprehensive loss	(6,009)	(4,616)

Total Stockholders’ Equity	682,605	662,743

Total Liabilities and Stockholders’ Equity	$836,974	$765,227

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury
			Stock
	Number of	Par	Number of	Treasury Stock
	Shares	Value	Shares	Cost

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)
Exercise of stock options	428	4	—	—
Issuance of stock in connection with employee stock purchase plan	57	1	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—
Purchase of treasury stock	—	—	100	(1,330)
Other comprehensive loss	—	—	—	—
Net income	—	—	—	—

Balance, March 31, 2003	94,184	$942	2,200	$(26,980)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other
	Additional Paid	Comprehensive	Accumulated	Total Stockholders’
	in Capital	Loss	Deficit	Equity

Balance, December 31, 2002	$786,470	$(4,616)	$(94,398)	$662,743
Exercise of stock options	2,402	—	—	2,406
Issuance of stock in connection with employee stock purchase plan	644	—	—	645
Tax benefit from exercise of stock options and employee stock purchase plan	1,294	—	—	1,294
Purchase of treasury stock	—	—	—	(1,330)
Other comprehensive loss	—	(1,393)	—	(1,393)
Net income	—	—	18,240	18,240

Balance, March 31, 2003	$790,810	$(6,009)	$(76,158)	$682,605

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	(Unaudited)

	2003	2002

Cash flows provided by (used in) operating activities:
Net income	$18,240	$13,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,137	9,607
Tax benefit from exercise of stock options and employee stock purchase plan	1,294	2,511
Deferred income taxes	2	(3,051)
Changes in operating assets and liabilities, net	6,628	(8,658)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,301	13,781
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(1,775)	(2,894)
Acquisition of business	(115,606)	(48,000)
Other investing activities	170	170

NET CASH USED IN INVESTING ACTIVITIES	(117,211)	(50,724)
Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(1,330)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,051	4,453

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,721	4,453
Effect of change in exchange rate	(702)	(291)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,891)	(32,781)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,243	118,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,352	$85,741

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
(Unaudited)

     1.     Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly-owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     2.     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     3.     Acquisitions

     On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,233, consisting of severance costs and legal and accounting services. As of March 31, 2003, $903 of the acquisition costs have been paid. The Company expects the remaining costs, which consists entirely of employee severance, to be paid by December 31, 2003.

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

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. (“ComStock”) and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company the opportunity to market Comstock’s content and product to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,606 which reflects a post closing adjustment pursuant to the terms of the agreement and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of March 31, 2003, $715 of the acquisition costs have been paid.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible assets are being amortized over a period ranging from two to twenty-five-years. The Company’s financial statements for the three months ended March 31, 2003 include the results of operations of ComStock, Inc. subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Accounts receivable, net	$6,812
Prepaid expenses and other current assets	935
Fixed assets	4,515
Customer lists	39,000
Service Contracts	16,700
Trademarks	1,700
Computer Software/Technology	20,400
Goodwill	66,880

$156,942
Liabilities
Accrued liabilities	$6,414
Deferred revenue	2,257
Deferred tax liabilities	31,415
Accrued acquisition costs	1,250

Total Purchase Price	$115,606

     4.     Restructuring Charges

     In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of March 31, 2003, the remaining restructuring accrual is $1,295. The Company expects to complete the majority of these payments by December 31, 2003.

     5.     Stock Based Compensation

             Employee Stock Purchase Plan

     In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During the three months ended March 31, 2003, employees purchased approximately 57 shares at a price of $11.24 per share. At March 31, 2003, 1,893 shares were reserved for future issuance.

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

     The Company has 8,485 stock options outstanding under its 2000 Long Term Incentive Plan as of March 31, 2003, with a weighted average exercise price of $10.77. Of these options, 3,235 are currently exercisable and have a weighted average exercise price of $8.21.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the quarter ended March 31, 2003 and 2002 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$18,240	$13,372
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,015)	(2,143)

Pro forma, net	$16,225	$11,229

Earnings per share
Basic — as reported	$0.20	$0.15
Basic — pro forma	$0.18	$0.12
Diluted — as reported	$0.19	$0.14
Diluted — pro forma	$0.17	$0.12

     6.     Segment Information

The Company evaluates its segments on the basis of revenue and operating income. As a result of the acquisition of ComStock, revenues from the Company’s eSignal and broadcast business, which comprised the Company’s retail segment, will account for less than 10% of 2003 revenues. Consequently, the financial results of this segment will no longer be reported separately in our financial statements. For comparative purposes we have provided the comparable information for the first quarter of 2002.

Segment financial information is as follows (in thousands):

	Three Months Ended
	March 31,
	2003	2002

Service revenue:
Institutional	$89,316	$79,140
Other	10,161	10,302

Total	$99,477	$89,442

Income (loss) from operations:
Institutional	$35,463	$28,840
Other	1,074	1,145
Corporate and unallocated (1)	(7,389)	(8,625)

Total	$29,148	$21,360

	For the
	period ended	As of
	March 31,	December 31,
	2003	2002
Identifiable assets:
United States	$683,461	$638,236
Europe	147,530	121,976
Asia	5,983	5,015

Total	$836,974	$765,227

(1)	Corporate and unallocated loss from operations for the periods ended March 31 primarily consists of intangible asset amortization.

     7.     Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$18,240	91,795	$0.20
Effect of dilutive securities:
Stock options	—	1,927	(0.01)

Net income available to common stockholders-diluted	$18,240	93,722	$0.19

	For the Three Months Ended
	March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$13,372	90,571	$0.15
Effect of dilutive securities:
Stock options	—	3,376	(0.01)

Net income available to common stockholders-diluted	$13,372	93,947	$0.14

The weighted average diluted common shares outstanding for the quarters ended March 31, 2003 and 2002, respectively, excludes the dilutive effect of approximately 2,586 and 74 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal quarter.

     8.     Commitments and Contingencies

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

9.     Income Taxes

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate.

10.    Intangible Assets

Intangible assets consist of the following:

			March 31, 2003			December 31, 2002
	Weighted
	Average	Gross			Gross		Net
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Book
	Period	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	2.8 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,739)	53
Computer software/Technology	7.1 years	62,886	(39,632)	23,254	42,486	(39,019)	3,467
Customer lists	11.5 years	209,600	(52,500)	157,100	170,600	(49,117)	121,483
Service Contracts	24.9 years	16,700	(59)	16,641	—	—	—
Trademarks	15 years	1,700	(9)	1,691	—	—	—

Total		$389,178	$(190,492)	$198,686	$311,378	$(186,375)	$125,003

Estimated amortization expense:
For year ended 12/31/03	$20,095
For year ended 12/31/04	$21,302
For year ended 12/31/05	$19,927
For year ended 12/31/06	$19,652
For year ended 12/31/07	$19,256

11.     New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued, Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No.94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, and has been adopted by the Company, as required, on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it had issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this

Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Accounting for Stock Based Compensation — Transition and Disclosure

In December 2002, the FASB issued Financial Accounting Standard No. 148 (“FAS 148”), “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company has complied with the disclosure requirements of FAS 148.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (VIEs). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

General

     The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time sensitive pricing (including evaluated pricing), dividend, corporate action and descriptive information for more than 3.5 million securities. The Company also provides fixed income portfolio analytics, consulting and valuation services to institutional fixed income portfolio managers. At the core of the business are its extensive database expertise and technology resources.

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

     The services provided by the Company include the following:

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

     eSignal offers real-time, Internet and broadcast delivered subscription quote service primarily for active and professional traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

     ComStock, which was acquired in February 2003, provides a real-time information service, including worldwide financial data, news, historical information and software applications.

     Market trends:

     In the first quarter of 2003, market conditions for the Company’s core market, the financial services industry, remained difficult against a backdrop of continuing economic and political uncertainty. However, the main FT Interactive data business continued to experience a high level of cancellations primarily attributable to cost cutting across financial institutions. The Company had hoped to see signs of the focus on cost cutting abating, however, this did not happen. In addition, the Company saw a decline in the level of discretionary spending where an element of a client’s subscription is based upon levels of portfolio activity. The Company continues to believe that much of the data supplied by the Company is mission critical to its customers and needed for their operations regardless of market conditions, but the Company is not immune to the severe cost pressures being experienced by its client base. The Company continues to invest in services that address fixed income securities as asset managers continue to move investments out of equities into fixed income instruments.

     There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and expects to benefit from their growth. Another trend in North America is the consolidation of financial institutions. When institutions merge, they look to gain synergies by combining their operations, thereby removing the need for two feeds of “same source” data, which accounts for some of the higher than normal cancellations mentioned previously.

     Growth in the institutional market is dependent on the Company’s ability to continue to expand its data content offerings to meet the needs of its clients. This will include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s “Fair Value Information Service”, which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in the European market, although the Company expects current difficult market conditions will slow this effort as customers take longer to make purchase decisions. Purchasing decisions in North America are also expected to take longer.

     The eSignal service continues to strengthen its position as a leading financial data provider primarily for retail and professional investors. The Company continued to experience net growth in subscribers in the first quarter of 2003. The source of the new subscribers continued to be from distribution channels which generated incremental revenues at a lower rate than from direct customers. Although the number of subscribers has increased substantially, per subscriber revenue declined.

     The Company acquired from The McGraw-Hill Companies, Inc. the stock of S&P Comstock, Inc. and the assets of certain ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,606 which reflects a post closing adjustment pursuant to the terms of the agreement on February 28, 2003. The Company funded this acquisition from its existing cash resources.

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

RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA (In thousands, except per share amounts)
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

SERVICE REVENUE	$99,477	$89,442
COSTS AND EXPENSES
Cost of services	31,039	26,491
Selling, general and administrative	31,153	31,984
Depreciation	4,020	3,403
Amortization	4,117	6,204

Total costs & expenses	70,329	68,082

INCOME FROM OPERATIONS	29,148	21,360
Other income, net	510	392

INCOME BEFORE INCOME TAXES	29,658	21,752
Income tax expense	11,418	8,380

NET INCOME	$18,240	$13,372
NET INCOME PER SHARE
Basic	$.20	$.15
Diluted	$.19	$.14
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	91,795	90,571
Diluted	93,722	93,947

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue for the Company increased from $89,442 in the first quarter of 2002 to $99,477 in the comparable period in 2003, an increase of 11.2%. The 2003 revenue growth included one month’s results from the acquired ComStock business 5.6% and favorable foreign exchange movements 2.4% and underlying revenue growth in the core business 3.2%. Revenue for the FT Interactive Data business increased by 6.4% with the majority of the growth coming from the main US market 5.5%, favorable foreign exchange movements 3.0%, mainly against the UK pound sterling, being partially offset by lower European revenues 3.5%. The growth in the US business came from higher redistributor and usage revenues in addition to continued success in sales in the fixed income area and sales of the “Fair Value Information Service”. Cancellations remained at a relatively high level throughout the first quarter as clients looked to consolidate services. The small decline in the European business reflects the continuing pressure on the Financial Services industry in the main UK market. The Company’s CMS BondEdge division grew revenue by 7.5% with stronger new business being recorded 4.6%. eSignal’s revenues grew by 6.5% over the first quarter of 2002 with the number of subscribers growing by 37%, albeit at a lower average revenue per subscriber. We continue to see strong growth in providing data feeds to other active trader tools, which increases subscriber levels but at a lower monthly subscription rate. The Company’s broadcast business declined by 57% or $851, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This anticipated decline in the broadcast business is expected to continue.

     Cost of services increased by 17.2% from $26,491 in the first quarter of 2002 to $31,039 in the first quarter of 2003. The main reasons for the increase are the inclusion of one month of ComStock 7.4%, adverse movements in expenses denominated in foreign currencies 2.6%, investments in expanding our fixed income content 2.1%, and investments in streamlining our business by eliminating out of date operating systems 1.6%, with the balance being due to normal growth in expenses. Cost of services as a percentage of revenue increased from 29.6% in the first quarter of 2002 to 31.2% in the same period of 2003. The main reasons for this increase were the investments previously discussed.

     Selling, general and administrative expenses decreased by 2.6% from $31,984 in the first quarter of 2002 to $31,153 in the first quarter of 2003. The main reason for this decrease was the large proportion of non recurring costs booked in the first quarter 2002. The 2002 non recurring costs included transition services and retention bonuses relating to the acquisition of the SPS business, some expenses recorded in the first quarter relating to an acquisition that did not occur and royalty arrangements that expired in 2002.

Selling, general and administrative expenses as a percentage of revenue decreased from 35.8% in the first quarter of 2002 to 31.3% in the first quarter of 2003 as a result of the above factors.

     Depreciation expense increased from $3,403 in the first quarter of 2002 to $4,020 in the first quarter of 2003, an increase of 18.1%. The increase was due to the inclusion of depreciation relating to ComStock 8.6% and higher capital expenditure in the second half of 2002. Amortization expense declined (33.6%) from $6,204 in the first quarter of 2002 to $4,117 in the first quarter of 2003. The decrease was due to amortization being complete on certain intangible assets created as a result of prior acquisitions being partially offset by amortization relating to intangibles from the recently acquired ComStock business.

     Income from operations increased from $21,360 in the first quarter of 2002 to $29,148 in the first quarter of 2003, an increase of 36.5%. The increase in income from operations was due to the improved operating results discussed above.

     Income before taxes increased from $21,752 in the first quarter of 2002 to $29,658 in the first quarter of 2003 reflecting the higher income from operations and higher other income. Other income increased from $392 in the first quarter of 2002 to $510 in the first quarter of 2003, reflecting the higher average invested cash balance.

     The Company’s effective tax rate remained constant at 38.5% in both the first quarter of 2002 and 2003.

     The Company generated net income of $18,240 in the first quarter of 2003 compared with net income of $13,372 in the first quarter of 2002. This improvement was primarily due to the higher income from operations discussed above.

     The Company generated basic net income per share of $0.20 and diluted net income per share of $0.19 in the first quarter of 2003, as compared with basic net income per share of $0.15 in the first quarter of 2002 and diluted net income per share of $0.14 in the first quarter of 2002.

     Weighted average basic shares outstanding increased by 1.4% to 91,795 in the first quarter of 2003 over the comparable period in 2002 primarily due to the additional shares issued as a result of employee stock option and employee stock purchase plan activity and weighted average diluted shares decreased by 0.2% to 93,722 in the first quarter of 2003 when compared to the comparable period in 2002.

Liquidity and Capital Resources

     Cash provided by operating activities increased from $13,781 in the first quarter of 2002 to $34,301 in the first quarter of 2003. The increase from 2002 to 2003 was due to the higher net income combined with an increase of $15,286 as a result of changes in operating assets and liabilities. This increase was due to a higher tax provision as a result of the increased income before taxes, lower income tax payments in part due to the payment of an audit assessment in 2002, lower pension fund payments and a large outflow in 2002 relating to 2001 accruals.

     The Company’s capital expenditures declined from $2,894 in the first quarter of 2002 to $1,775 in the first quarter of 2003. The decrease was due to the higher level of capital expenditure in the final quarter of 2002 combined with a slow down in capital spending pending the completion of the acquisition of ComStock in February 2003.

     In 2002, the Company acquired the SPS business from Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The consideration was $48,000 in cash. The acquisition closed on January 31, 2002. The consideration was paid from the existing cash resources of the Company. On February 28, 2003, the Company completed its acquisition of ComStock for $115,606 which reflects a post closing adjustment pursuant to the terms of the agreement, in cash. The Company funded this acquisition from its existing cash resources.

     In the first quarter of 2003, the Company repurchased an additional 100 outstanding shares at an aggregate price of $1,330. The Company received $3,051 in the first quarter of 2003 from the exercise of stock options, compared with $4,453 in the comparable period in 2002.

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

Seasonality and Market Activity

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

Recently Issued Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and has been adopted by the Company, as required, on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it had issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Accounting for Stock Based Compensation — Transition and Disclosure

     In December 2002, the FASB issued Financial Accounting Standard No. 148 (“FAS 148”), “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company has complied with the disclosure requirements of FAS 148.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued AFSB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (VIEs). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

Information Regarding Forward-Looking Statements

     From time to time, including in this quarterly report on Form 10-Q, the Company may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, trends, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities law provide a safe harbor for forward-looking statements. The Company notes that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the factors that may affect the operations, performance, development and results of the Company’s business include the following:

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

     A prolonged outage at one of the Company’s data centers could have a material adverse impact on revenues. The Company’s customers rely on the Company for time sensitive, reliable and up-to-date data. The Company’s business is dependent on its ability to rapidly and efficiently process substantial quantities of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond the Company’s control. The Company maintains back-up facilities to seek to minimize the risk that any such event will disrupt operations. In addition, the Company maintains insurance for such events, however, the business interruption insurance the Company carries may not be sufficient to compensate the Company fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by the Company could have a material adverse effect on the Company’s business. Although the Company seeks to minimize these risks as far as commercially reasonable through controls and back-up data centers, there can be no assurance that such efforts will be successful in all cases.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are furnished as part of this report:

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.	Reports on Form 8-K:

On March 14, 2003, the Company filed a Current Report on Form 8-K, under Items 2 and 7, regarding its purchase of S&P ComStock, Inc. from The McGraw-Hill Companies, Inc. on February 28, 2003.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 14, 2003	By: /s/ STUART J. CLARK

Name: Stuart J. Clark President and Chief Executive Officer

Dated: May 14, 2003	By: /s/ STEVEN G. CRANE

Name: Steven G. Crane Chief Financial Officer

CERTIFICATIONS

I, Stuart J. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interactive Data Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ Stuart J. Clark

Name: Stuart J. Clark President and Chief Executive Officer
(principal executive officer)

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

Date: May 14, 2003

/s/ Steven G. Crane

Name: Steven G. Crane Chief Financial Officer (principal accounting officer)