Form 10-Q
period 2003-06-30
INTERACTIVE DATA CORP/MA/
filed 2003-08-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Yes [X]  No [  ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 6, 2003 was 92,472,299.

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and 2002
Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

SERVICE REVENUES	$111,460	$93,453	$210,937	$182,895
COSTS AND EXPENSES
Cost of services	35,569	28,236	66,608	54,727
Selling, general and administrative	37,530	33,127	68,683	65,111
Depreciation	4,603	3,676	8,623	7,079
Amortization	5,122	4,746	9,239	10,950

Total costs and expenses	82,824	69,785	153,153	137,867

INCOME FROM OPERATIONS	28,636	23,668	57,784	45,028
Other income, net	208	449	718	841

INCOME BEFORE INCOME TAXES	28,844	24,117	58,502	45,869
Income tax expense	11,105	9,601	22,523	17,981

NET INCOME	17,739	14,516	35,979	27,888
Foreign currency translation adjustment	5,533	4,769	4,140	3,389

Comprehensive Income	$23,272	$19,285	$40,119	$31,277

NET INCOME PER SHARE
Basic	$0.19	$0.16	$0.39	$0.31
Diluted	$0.19	$0.15	$0.38	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	92,189	91,116	91,992	90,843
Diluted	94,381	94,121	94,052	93,832

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,059	$153,243
Accounts receivable, net	70,299	53,924
Receivable from affiliates	388	—
Prepaid expenses and other current assets	6,871	5,366
Deferred income taxes	6,550	6,487

Total current assets	167,167	219,020

Property and equipment, net	37,031	36,786
Goodwill	454,296	381,790
Other intangible assets, net	185,463	125,003
Other assets	2,613	2,628

Total Assets	$846,570	$765,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$8,222	$10,805
Payable to affiliates	1,723	1,789
Accrued liabilities	54,255	52,938
Income taxes payable	8,885	9,235
Deferred revenue	30,261	22,786

Total current liabilities	103,346	97,553
Deferred tax liabilities	30,903	3,305
Other liabilities	1,794	1,626

Total Liabilities	136,043	102,484
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 94,602,353 issued and 92,402,353 outstanding at June 30, 2003 and 93,698,789 issued and 91,598,789 outstanding at December 31, 2002	946	937
Additional paid-in capital	795,456	786,470
Treasury stock, at cost, 2,200,000 and 2,100,000 shares at June 30, 2003 and December 31, 2002, respectively	(26,980)	(25,650)
Accumulated deficit	(58,419)	(94,398)
Accumulated other comprehensive loss	(476)	(4,616)

Total Stockholders’ Equity	710,527	662,743

Total Liabilities and Stockholders’ Equity	$846,570	$765,227

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury
			Stock
	Number of		Number of	Treasury Stock
	Shares	Par Value	Shares	Cost

Balance, December 31, 2002 (Audited)	93,699	$937	2,100	$(25,650)
Exercise of stock options	846	8	—	—
Issuance of stock in connection with employee stock purchase plan	57	1	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—
Purchase of treasury stock	—	—	100	(1,330)
Other comprehensive income	—	—	—	—
Net income	—	—	—	—

Balance, June 30, 2003	94,602	$946	2,200	$(26,980)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other
	Additional Paid	Comprehensive	Accumulated	Total Stockholders’
	in Capital	Loss	Deficit	Equity

Balance, December 31, 2002 (Audited)	$786,470	$(4,616)	$(94,398)	$662,743
Exercise of stock options	5,631	—	—	5,639
Issuance of stock in connection with employee stock purchase plan	644	—	—	645
Tax benefit from exercise of stock options and employee stock purchase plan	2,711	—	—	2,711
Purchase of treasury stock	—	—	—	(1,330)
Other comprehensive income	—	4,140	—	4,140
Net income	—	—	35,979	35,979

Balance, June 30, 2003	$795,456	$(476)	$(58,419)	$710,527

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows provided by (used in) operating activities:
Net income	$35,979	$27,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,862	18,029
Tax benefit from exercise of stock options and employee stock purchase plan	2,711	4,074
Deferred income taxes	—	(878)
Other non-cash items	50	6
Changes in operating assets and liabilities, net	(12,344)	(23,747)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,258	25,372
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(4,404)	(5,899)
Acquisition of business	(115,972)	(48,000)
Other investing activities	170	340

NET CASH USED IN INVESTING ACTIVITIES	(120,206)	(53,559)
Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(1,330)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,284	7,201

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,954	7,201
Effect of change in exchange rate	810	798

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,184)	(20,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,243	118,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,059	$98,334

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

     On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,233, consisting of severance costs and legal and accounting services. As of June 30, 2003, $975 of the acquisition costs have been paid. The Company expects the remaining costs, which consist entirely of employee severance, to be paid by December 31, 2003.

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

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. (“ComStock”) and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of June 30, 2003, $917 of the acquisition costs have been paid.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible assets are being amortized over a period ranging from two to twenty-five-years. The Company’s financial statements for the six months ended June 30, 2003 include the results of operations of ComStock subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Accounts receivable, net	$6,812
Prepaid expenses and other current assets	935
Fixed assets	3,934
Customer lists	30,900
Service Contracts	16,700
Trademarks	1,700
Computer Software/Technology	20,400
Goodwill	72,109

$153,490
Liabilities
Accrued liabilities	$6,414
Deferred revenue	2,257
Deferred tax liabilities, net	27,597
Accrued acquisition costs	1,250

Total Purchase Price	$115,972

4.	Restructuring Charges

     In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of June 30, 2003, the remaining restructuring accrual is $901. The Company expects to complete the majority of these payments by December 31, 2003.

5.	Stock Based Compensation

Employee Stock Purchase Plan

     In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During the six months ended June 30, 2003, employees purchased approximately 57,000 shares at a price of $11.24 per share. At June 30, 2003, 1,893,000 shares were reserved for future issuance.

Employee Stock Option Plan

     In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). As originally approved by shareholders, under the 2000 Plan, the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As a result of recent changes to the NYSE rules regarding shareholders approval of equity plans, the shares available for issuance without further shareholder approval is capped at 20% of the total number of shares of common stock outstanding at June 29, 2003, the day proceeding effectiveness of the NYSE transition rules. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the related shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

     The Company has 9,681,000 stock options outstanding under its 2000 Long Term Incentive Plan as of June 30, 2003, with a weighted average exercise price of $12.00. Of these options, 3,856,000 are currently exercisable and have a weighted average exercise price of $9.56.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the six month and three month periods ended June 30, 2003 and 2002 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Six Months Ended
	June 30,

	2003	2002

Net income, as reported	$35,979	$27,888
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(4,094)	(4,581)

Pro forma, net	$31,885	$23,307

Earnings per share
Basic — as reported	$0.39	$0.31
Basic — pro forma	$0.35	$0.26
Diluted — as reported	$0.38	$0.30
Diluted — pro forma	$0.34	$0.25

	Three Months Ended
	June 30,

	2003	2002

Net income, as reported	$17,739	$14,516
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,079)	(2,438)

Pro forma, net	$15,660	$12,078

Earnings per share
Basic — as reported	$0.19	$0.16
Basic — pro forma	$0.17	$0.13
Diluted — as reported	$0.19	$0.15
Diluted — pro forma	$0.17	$0.13

6.	Segment Information

The Company evaluates its segments on the basis of revenue and operating income. As a result of the acquisition of ComStock, revenues from the Company’s eSignal and broadcast business, which comprised the Company’s retail segment, will account for less than 10% of 2003 revenues. Consequently, we will no longer report separately in our financial statements the financial results of this segment. For comparative purposes we have provided the comparable information for the three months ended June 30, 2002 and the six months ended June 30, 2002.

Segment financial information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Service revenues:
Institutional	$101,143	$83,627	$190,459	$162,767
Other	10,317	9,826	20,478	20,128

Total	$111,460	$93,453	$210,937	$182,895

Income (loss) from operations:
Institutional	$37,122	$31,991	$72,585	$60,831
Other	1,057	362	2,131	1,507
Corporate and unallocated (1)	(9,543)	(8,685)	(16,932)	(17,310)

Total	$28,636	$23,668	$57,784	$45,028

Identifiable assets by geographic area:

			June 30, 2003	December 31, 2002
United States	—	—	$687,965	$638,236
Europe	—	—	151,380	121,976
Asia	—	—	7,225	5,015

Total	—	—	$846,570	$765,227

(1)	Corporate and unallocated loss from operations for the periods ended June 30 primarily consists of intangible asset amortization and corporate selling, general and administrative expenses.

7.	Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$35,979	91,992	$0.39
Effect of dilutive securities:
Stock options	—	2,060	(0.01)

Net income available to common stockholders-diluted	$35,979	94,052	$0.38

	For the Six Months Ended
	June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$27,888	90,843	$0.31
Effect of dilutive securities:
Stock options	—	2,989	(0.01)

Net income available to common stockholders-diluted	$27,888	93,832	$0.30

	For the Three Months Ended
	June 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$17,739	92,189	$0.19
Effect of dilutive securities:
Stock options	—	2,192	—

Net income available to common stockholders-diluted	$17,739	94,381	$0.19

	For the Three Months Ended
	June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$14,516	91,116	$0.16
Effect of dilutive securities:
Stock options	—	3,005	(0.01)

Net income available to common stockholders-diluted	$14,516	94,121	$0.15

8.	Commitments and Contingencies

Early in 2001, seven lawsuits were filed by various stockholders of the Company against the Company’s directors and two Pearson plc (“Pearson”) affiliates. These actions were consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company was named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders were allegedly suing on its behalf and for its benefit.

The Derivative Action complaint challenges the Company’s January 2001 sale of its 34.4% interest in MarketWatch to Pearson, the parent company of the Company’s majority stockholder, as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company’s majority stockholder. Plaintiffs seek to have the Pearson entities and the Company’s directors reimburse the Company for damages that the Company allegedly sustained by reason of an unduly low sale price.

In January 2003, the named plaintiffs dismissed the case with prejudice as to the three independent director defendants. Plaintiffs have recently advised the Chancery Court that they now intend to dismiss the action as to the remaining defendants.

In November 2000, the United States Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company may have facilitated federal securities laws violations committed by other parties and advised us that the staff might recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. The SEC staff has not identified who the other parties are or specified what their misconduct was. We understand that the SEC staff is concerned about evaluated prices for several small high-yield municipal bonds provided by the Company in March-April 2000 and in July-August 2000. We believe that our evaluations were both appropriate and consistent with our usual practices. We have informed the SEC staff as to the reasons for our belief that no action against the Company would be factually or legally warranted and are discussing the matter with the staff. If the SEC were nonetheless to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

On a separate but related matter, shareholders of the two funds have notified us of their intention to proceed against the Company, even though neither the funds nor their advisor chose to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we are discussing a possible resolution with the shareholders' counsel. If the shareholders were nonetheless to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

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

10.	Intangible Assets

Intangible assets consist of the following:

	Weighted			June 30, 2003			December 31, 2002
	Average		Gross			Gross
	Amortization		Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period		Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	2.8	years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5	years	10,792	(10,792)	—	10,792	(10,739)	53
Computer
software/Technology	7.1	years	62,885	(40,668)	22,217	42,486	(39,019)	3,467
Customer lists	11.5	years	201,500	(56,377)	145,123	170,600	(49,117)	121,483
Service Contracts	24.9	years	16,700	(238)	16,462	—	—	—
Trademarks	15	years	1,700	(39)	1,661	—	—	—

Total			$381,077	$(195,614)	$185,463	$311,378	$(186,375)	$125,003

Estimated amortization expense:

For year ended 12/31/03	$19,482
For year ended 12/31/04	$20,485
For year ended 12/31/05	$19,110
For year ended 12/31/06	$18,835
For year ended 12/31/07	$18,439

11.     New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued, Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, and has been adopted by the Company, as required, on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

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

Accounting for Stock Based Compensation — Transition and Disclosure

In December 2002, the FASB issued Financial Accounting Standard No. 148, (“FAS 148”) “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company has complied with the disclosure requirements of FAS 148.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (“VIEs”). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”, or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

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

     ComStock, which was acquired at the end of February 2003, provides a real-time information service, including worldwide financial data, news and historical information.

     The Company acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc. and the assets of certain ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,972 on February 28, 2003. The Company funded this acquisition from its existing cash resources.

ComStock, a real-time information service, provides worldwide financial data, news and historical information. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide.

     Market trends:

     In the second quarter of 2003, market conditions for the Company’s core market, the financial services industry, continued to remain difficult, with economic uncertainty continuing to adversely impact the industry and the Company’s customers. The main FT Interactive Data business continued to experience strong pressure from its customer base. This manifested itself in customers seeking to renegotiate service levels, customers analyzing their current data needs and eliminating duplicate or unnecessary feeds and higher than customary levels of cancellations, all primarily attributable to high levels of cost cutting at financial institutions and across the industry. The Company had hoped to see signs that the focus on cost cutting would abate; however, this has not yet happened. In addition, the Company continued to see a decline in the levels of discretionary spending where an element of a client’s subscription is based upon levels of portfolio activity which is driven in part by the number of new funds being created as well as levels of trading activities within funds and within portfolios. The Company continues to believe that much of the data supplied by the Company is mission critical to its customers and necessary for their operations regardless of market conditions, but the Company is not immune to the continuing cost pressures being experienced by its client base. The Company continues to invest in services that address fixed income securities as asset managers continue to move investments out of equities into fixed income instruments.

     There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and has and expects to continue to benefit from their growth. Another trend in North America is the consolidation of financial institutions both within and across financial industries. When institutions merge, they look to gain synergies by combining their operations, including eliminating the need for two data sources. This contributes to some of the higher than normal cancellations mentioned previously.

     Growth in the institutional market is dependent on the Company’s ability to continue to expand its data content offerings to meet the current and evolving needs of its clients including in response to changes in the financial markets as well as regulatory and competitive pressures. This will include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s Fair Value Information Service, which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in Europe , although the Company expects current difficult market conditions will slow this effort as customers take longer to make purchase decisions. Purchasing decisions in North America are also expected to take longer.

     The eSignal service continues to strengthen its position as a leading financial data provider primarily for retail and professional investors. The Company continued to experience net growth in subscribers in the second quarter of 2003. The source of the new subscribers continued to be from distribution channels that generate incremental revenues at a lower rate than from direct customers. Although the number of subscribers continues to increase substantially, per subscriber revenue has declined.

RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002	Change	2003	2002	Change

SERVICE REVENUES	$111,460	$93,453	19.3%	$210,937	$182,895	15.3%
COSTS AND EXPENSES
Cost of services	35,569	28,236	26.0%	66,608	54,727	21.7%
Selling, general & administrative	37,530	33,127	13.3%	68,683	65,111	5.5%
Depreciation	4,603	3,676	25.2%	8,623	7,079	21.8%
Amortization	5,122	4,746	7.9%	9,239	10,950	-15.6%

Total costs and expenses	82,824	69,785	18.7%	153,153	137,867	11.1%

INCOME FROM OPERATIONS	28,636	23,668	21.0%	57,784	45,028	28.3%
Other income, net	208	449	-53.7%	718	841	-14.6%

INCOME BEFORE INCOME TAXES	28,844	24,117	19.6%	58,502	45,869	27.5%
Income tax expense	11,105	9,601	15.7%	22,523	17,981	25.3%

NET INCOME	$17,739	$14,516	22.2%	$35,979	$27,888	29.0%
NET INCOME PER SHARE
Basic	$0.19	$0.16	18.8%	$0.39	$0.31	25.8%
Diluted	$0.19	$0.15	26.7%	$0.38	$0.30	26.7%
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	92,189	91,116	1.2%	91,992	90,843	1.3%
Diluted	94,381	94,121	0.3%	94,052	93,832	0.2%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues for the Company increased from $93,453 in the second quarter of 2002 to $111,460 in the comparable period in 2003, an increase of 19.3%. The 2003 revenue growth included a full quarter’s results from the acquired ComStock business, 16.6%, and benefited from favorable foreign exchange movements, 2.1%, and underlying revenue growth excluding the ComStock and Broadcast businesses was 1.4%, partially offset by the continued and expected decline in the Broadcast business, -0.8%. Revenue for the FT Interactive Data business increased by 3.4% with the majority of the growth coming from favorable foreign exchange movements, 2.6%, mainly against the UK pound sterling. Within the individual markets of FT Interactive Data and before the effects of favorable foreign exchange, US revenues grew by 1.9%, Asian revenues by 9.2% (22% growth after the effects of foreign exchange) and European revenues declined by 3.4% (7% growth after the effects of foreign exchange). The growth in the US business came from higher redistributor and usage revenues in addition to continued success in sales in the fixed income area and sales of the “Fair Value Information Service.” Cancellations as a result of customers merging or consolidating and seeking to eliminate duplicative or discretionary services, combined with renegotiations of existing contracts, remained at high level throughout the second quarter as customers looked to consolidate services and reduce overall data expenditure. The decline in the European business reflected the continuing pressure on the Financial Services industry in the main UK market. The revenue from the Company’s CMS BondEdge business declined by 2.1%. eSignal’s revenues grew by 11.3% over the second quarter of 2002 with the number of subscribers growing by 33%, albeit at a lower average revenue per subscriber. At eSignal we continue to see strong growth in providing data feeds to active trader tools, which increases subscriber levels but at a lower monthly subscription rate. The Company’s broadcast business declined by 58% or $711, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This decline in the broadcast business is expected to continue.

     Cost of services increased by 26% from $28,236 in the second quarter of 2002 to $35,569 in the second quarter of 2003. The main reasons for the increase are the inclusion of a full quarter of costs from ComStock, 24.1%, adverse movements in expenses denominated in foreign currencies, 2.2%, and investments in expanding our fixed income content, 2.7%. Excluding these items expenses would have declined by 3% mainly as a result of eliminating costs relating to the SPS business acquired from Merrill Lynch in January 2002. Cost of services as a percentage of revenue increased from 30.2% in the second quarter of 2002 to 31.9% in the same period of 2003. The main reason for this increase is the higher proportion of cost of services’ costs in the acquired ComStock business, 1.9%.

     Selling, general and administrative expenses increased by 13.3% from $33,127 in the second quarter of 2002 to $37,530 in the second quarter of 2003. The main reasons for the increase are the inclusion of a full quarter of costs from ComStock, 16.1%, and adverse movements in expenses denominated in foreign currencies, 2.9%. Excluding these items expenses would have declined by 5.7% mainly as a result of eliminating costs relating to the SPS acquisition and lower sales commission expense as a result of the reduced level of new sales and revenue growth. Selling, general and administrative expenses as a percentage of revenue decreased from 35.4% in the second quarter of 2002 to 33.7% in the second quarter of 2003 as a result of the above factors.

     Depreciation expense increased from $3,676 in the second quarter of 2002 to $4,603 in the second quarter of 2003, an increase of 25.2%. The increase was due to the inclusion of depreciation relating to ComStock, 24%, and marginally higher capital expenditures in the second half of 2002. The Company expects to increase the rate capital expenditures in the second half of 2003 as compared to the first half of 2003.

     Amortization expense increased by 7.9% from $4,746 in the second quarter of 2002 to $5,122 in the second quarter of 2003. The increase was due to amortization relating to intangible assets from the recently acquired ComStock business, 35.5%, being offset by amortization being complete on certain intangible assets created as a result of prior acquisitions, -27.6%.

     Income from operations increased from $23,668 in the second quarter of 2002 to $28,636 in the second quarter of 2003, an increase of 21.0%. The increase in income from operations was due to the change in operating results discussed above.

     Income before taxes increased from $24,117 in the second quarter of 2002 to $28,844 in the second quarter of 2003 reflecting the higher income from operations being partially offset by lower other income. Other income decreased from $449 in the second quarter of 2002 to $208 in the second quarter of 2003, reflecting a lower average invested cash balance and lower interest rates.

     The Company’s effective tax rate declined from 39.8% in the second quarter of 2002 to 38.5% in the second quarter of 2003 primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $17,739 in the second quarter of 2003 compared with net income of $14,516 in the second quarter of 2002. This improvement was primarily due to the higher income from operations discussed above.

     The Company generated basic net income per share of $0.19 and diluted net income per share of $0.19 in the second quarter of 2003, as compared with basic net income per share of $0.16 in the second quarter of 2002 and diluted net income per share of $0.15 in the second quarter of 2002.

     Weighted average basic shares outstanding increased by 1.2% to 92,189 in the second quarter of 2003 over the comparable period in 2002 primarily due to the additional shares issued as a result of employee stock option and employee stock purchase plan activity. Weighted average diluted shares increased by 0.3% to 94,381 in the second quarter of 2003 when compared to the comparable period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues for the Company increased from $182,895 in the first six months of 2002 to $210,937 in the comparable period in 2003, an increase of 15.3%. The 2003 revenue growth included four month’s results from the acquired ComStock business, 11.2%, and favorable foreign exchange movements, 2.2%, and underlying revenue growth in the core business of 2.7% being partially offset by a decline in the Broadcast business, -0.8%. Revenue for the FT Interactive Data business increased by 5.0% with the growth coming from favorable foreign exchange movements, 2.8%, mainly against the UK pound sterling, combined with growth in the North American and Asian business being partially offset by a decline in Europe. Within the individual markets of FT Interactive Data and before the effects of favorable foreign exchange, US revenues grew by 3.8%, Asian revenues by 10.2% and European revenues declined by 3.4%. The growth in the US business came from higher redistributor and usage revenues in addition to continued success in sales in the fixed income area and sales of the Fair Value Information Service. Cancellations through customers merging and removing duplicate services combined with renegotiations of existing contracts remained at a relatively high level throughout the first six months as clients looked to consolidate services and reduce overall data expenditure. The decline in the European business reflected the continuing pressure on the Financial Services industry in the main UK market. The Asian growth is coming from strong subscription sales. The revenue from the Company’s CMS BondEdge business increased by 2.5% with stronger subscription sales being partially offset by lower data usage charges. eSignal’s revenues grew by 8.8% over the first six months of 2002 with the number of subscribers growing by 33%, albeit at a lower average revenue per subscriber. We continue to see strong growth in providing data feeds to other active trader tools, which increases subscriber levels but at a lower monthly subscription rate. The Company’s broadcast business declined by 57.7% or $1,561, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This decline in the broadcast business is expected to continue.

     Cost of services increased by 21.7% from $54,727 in the first six months of 2002 to $66,608 in the first six months of 2003. The main reasons for the increase are the inclusion of four months of costs from ComStock, 16%, adverse movements in expenses denominated in foreign currencies, 2.4%, and investments in expanding our fixed income content, 2.4%, and to eliminate out of date operating systems, 0.9%. Excluding these items, expenses would have remained relatively constant with increases in expenses associated with ordinary course business growth being offset by the elimination of costs relating to the SPS business acquired on January 31, 2002. Cost of services as a percentage of revenue increased from 29.9% in the first six months of 2002 to 31.6% in the same period of 2003. The main reason for this increase is the higher proportion of cost of services costs in the acquired ComStock business, 1.2%.

     Selling, general and administrative expenses increased by 5.5% from $65,111 in the first six months of 2002 to $68,683 in the first six months of 2003. The main reasons for the increase are the inclusion of four months of costs from ComStock, 10.7%, and adverse movements in expenses denominated in foreign currencies, 3.0%. Excluding these items, expenses would have declined by 8.2% mainly as a result of eliminating costs relating to the SPS acquisition, 3.5%, lower sales commission expense as a result of the reduced level of new sales and revenue growth, 2.0%, and lower royalties from a supplier that was eliminated in Europe, 1.1%. Selling, general and administrative expenses as a percentage of revenue decreased from 35.6% in the first six months of 2002 to 32.6% in the first six months of 2003 as a result of the above factors.

     Depreciation expense increased from $7,079 in the first six months of 2002 to $8,623 in the first six months of 2003, an increase of 21.8%. The increase was due to the inclusion of depreciation relating to ComStock, 16.5%, and marginally higher capital expenditures in the second half of 2002, 5.3%.

     Amortization expense decreased by 15.6% from $10,950 in the first six months of 2002 to $9,239 in the first six months of 2003. The decrease was due to amortization being complete on certain intangible assets created as a result of prior acquisitions, -36.8%, offset by amortization relating to intangibles from the recently acquired ComStock business, 21.2%.

     Income from operations increased from $45,028 in the first six months of 2002 to $57,784 in the first six months of 2003, an increase of 28.3%. The increase in income from operations was due to the operating results discussed above.

     Income before taxes increased from $45,869 in the first six months of 2002 to $58,502 in the first six months of 2003, reflecting the higher income from operations being partially offset by lower other income. Other income decreased from $841 in the first six months of 2002 to $718 in the first six months of 2003, reflecting a lower average invested cash balance and lower interest rates.

     The Company’s effective tax rate declined from 39.2% in the first six months of 2002 to 38.5% in the first six months of 2003 primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $35,979 in the first six months of 2003 compared with net income of $27,888 in the first six months of 2002. This improvement was primarily due to the higher income from operations discussed above.

     The Company generated basic net income per share of $0.39 and diluted net income per share of $0.38 in the first six months of 2003, as compared with basic net income per share of $0.31 in the first six months of 2002 and diluted net income per share of $0.30 in the first six months of 2002.

     Weighted average basic shares outstanding increased by 1.3% to 91,992 in the first six months of 2003 over the comparable period in 2002 primarily due to the additional shares issued as a result of employee stock option and employee stock purchase plan activity. Weighted average diluted shares increased by 0.2% to 94,052 in the first six months of 2003 when compared to the comparable period in 2002.

Liquidity and Capital Resources

     Cash provided by operating activities for the first six months of 2003 was $44,258 compared with $25,372 in the first six months of 2002. The increase in cash provided by operating activities was due mainly to higher net income, $8,091, combined with a net reduction in the requirements for operating assets and liabilities. This net reduction in requirements for operating assets and liabilities resulted from lower pension funding in the first half of 2003, $4,200, and higher operating accrual payments in the first six months of 2002 as compared to the first six months of 2003.

     Net cash used in investing activities increased from $53,559 in the first six months of 2002 to $120,206 in the first six months of 2003. The Company’s capital expenditures declined from $5,899 in the first six months of 2002 to $4,404 in the first six months of 2003. The decrease was due to the higher level of capital expenditure in the first six months of 2002 relating to the SPS acquisition combined with a slowdown in capital spending pending the completion of the integration plan following the acquisition of ComStock in February 2003. The Company expects to increase its spending on capital expenditures in the second half of 2003, as compared to the first half of 2003.

     In 2002, the Company acquired the SPS business from Merrill Lynch. The consideration was $48,000 in cash. The acquisition closed on January 31, 2002. The consideration was paid from the existing cash resources of the Company. On February 28, 2003, the Company completed its acquisition of ComStock for $115,972, in cash. The Company funded this acquisition from its existing cash resources.

     In the first six months of 2003, the Company repurchased an additional 100 outstanding shares at an aggregate price of $1,330, under its ongoing repurchase plan. The Company may or may not make additional repurchases under this plan. The Company received $6,284 in the first six months of 2003 from the exercise of stock options, compared with $7,201 in the comparable period in 2002.

     Management believes that the cash generated by operating activities will continue to be sufficient to meet the cash needs of the Company. The Company currently has no long-term debt.

Income Taxes

     The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, management believes that the majority of the recorded deferred tax assets will be realized.

Inflation

     Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

     Historically the Company has not experienced any material seasonal fluctuations in its business and the Company does not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. The lower activity levels as a result of the downturn in the financial markets has impacted revenue levels in recent quarters. In the event that the U.S. or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, the Company’s sales and revenue could be adversely affected. The degree of such consequences is uncertain. Exposures in this area, in the U.S., could be mitigated, in part by the Company’s service offerings in non-U.S. markets.

Recently Issued Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and has been adopted by the Company, as required on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

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

Accounting for Stock Based Compensation — Transition and Disclosure

     In December 2002, the FASB issued Financial Accounting Standard No. 148 (“FAS 148”), “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in FAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock based employee compensation plans. APB No. 25 does not require employee stock options to be expensed when granted with an exercise price equal to the fair market value. The Company has complied with the disclosure requirements of FAS 148.

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued AFSB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (“VIEs”). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

Information Regarding Forward-Looking Statements

     From time to time, including in this Quarterly Report on Form 10-Q, the Company may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, trends, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company notes that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the factors that may affect the operations, performance, development and results of the Company’s business include the following:

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

     A prolonged outage at one of the Company’s data centers could have a material adverse impact on revenues. The Company’s customers rely on the Company for time sensitive, reliable and up-to-date data. The Company’s business is dependent on its ability to rapidly and efficiently process substantial quantities of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond the Company’s control. The Company maintains back-up facilities for each of its major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, the Company maintains insurance for such events; however, the business interruption insurance the Company carries may not be sufficient to compensate the Company fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by the Company could have a material adverse effect on the Company’s business. Although the Company seeks to minimize these risks as far as commercially reasonable through controls and back-up data centers, there can be no assurance that such efforts will be successful in all cases.

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

     Pearson has the ability to control the Company. Pearson indirectly owns approximately 60% of the Company’s outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over the management and affairs of the Company, including the ability to elect all of the directors and to approve or disapprove most corporate actions submitted to a vote of the Company’s stockholders.

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

Item 4. Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

     The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting during the second fiscal quarter of 2003. There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on May 21, 2003.

a.          Election of ten members to our board of directors, each to serve until the next annual meeting of our stockholders and until their successors have been duly elected and qualified or their earlier death, resignation or removal:

Stuart J. Clark	For	83,877,820
	Withheld	7,462,787

William T. Ethridge	For	83,877,820
	Withheld	7,462,787

John Fallon	For	83,952,220
	Withheld	7,388,387

William B. Gauld	For	83,850,225
	Withheld	7,490,382

Donald P. Greenberg	For	83,950,933
	Withheld	7,389,674

Alan J. Hirschfield	For	83,443,723
	Withheld	7,896,884

Philip J. Hoffman	For	83,877,991
	Withheld	7,462,616

John C. Makinson	For	83,877,991
	Withheld	7,462,616

Carl Spielvogel	For	83,952,231
	Withheld	7,388,376

Allan R. Tessler	For	83,877,465
	Withheld	7,463,142

b.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for the fiscal year ending December 31, 2003:

For	83,572,940
Against	7,757,405
Abstain	10,262

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed or furnished as part of this report:

31.1	Rule 13-14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13-14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

b.	Reports on Form 8-K:

     On April 29, 2003, the Company filed a Current Report on Form 8-K, under Items 7 and 9, regarding the Company’s Press Release reporting the Company’s results of operations and financial condition for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: August 14, 2003	By: /s/ STUART J. CLARK

Name: Stuart J. Clark President and Chief Executive Officer

Dated: August 14, 2003	By:/s/ STEVEN G. CRANE

Name: Steven G. Crane Chief Financial Officer