Form 10-Q
period 2003-09-30
INTERACTIVE DATA CORP/MA/
filed 2003-11-14
CIK 888165

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]  No [   ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 10, 2003 was 92,751,541.

INDEX

PART I FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	3
	Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2003 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II OTHER INFORMATION		19
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

SERVICE REVENUES	$111,334	$95,662	$322,271	$278,557
COSTS AND EXPENSES
Cost of services	36,129	27,453	102,737	82,180
Selling, general and administrative	36,911	34,785	105,594	99,896
Depreciation	4,091	3,634	12,714	10,713
Amortization	5,122	4,299	14,361	15,249

Total costs and expenses	82,253	70,171	235,406	208,038

INCOME FROM OPERATIONS	29,081	25,491	86,865	70,519
Other income, net	193	657	911	1,498

INCOME BEFORE INCOME TAXES	29,274	26,148	87,776	72,017
Income tax expense	11,271	10,346	33,794	28,327

NET INCOME	18,003	15,802	53,982	43,690
Foreign currency translation adjustment	1,066	2,542	5,206	5,931

Comprehensive Income	$19,069	$18,344	$59,188	$49,621

NET INCOME PER SHARE
Basic	$0.19	$0.17	$0.59	$0.48
Diluted	$0.19	$0.17	$0.57	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	92,539	91,376	92,174	91,021
Diluted	94,789	93,493	94,299	93,716

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2003	2002

	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$123,602	$153,243
Accounts receivable, net	71,750	53,924
Prepaid expenses and other current assets	6,208	5,366
Deferred income taxes	6,563	6,487

Total current assets	208,123	219,020

Property and equipment, net	36,450	36,786
Goodwill	455,163	381,790
Other intangible assets, net	180,343	125,003
Other assets	2,544	2,628

Total Assets	$882,623	$765,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$12,464	$10,805
Payable to affiliates	5,104	1,789
Accrued liabilities	55,955	52,938
Income taxes payable	10,582	9,235
Deferred revenue	33,210	22,786

Total current liabilities	117,315	97,553
Deferred tax liabilities	30,903	3,305
Other liabilities	1,808	1,626

Total Liabilities	150,026	102,484

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 94,853,758 issued and 92,653,758 outstanding at September 30, 2003 and 93,698,789 issued and 91,598,789 outstanding at December 31, 2002	948	937
Additional paid-in capital	798,455	786,470
Treasury stock, at cost, 2,200,000 and 2,100,000 shares at September 30, 2003 and December 31, 2002, respectively	(26,980)	(25,650)
Accumulated deficit	(40,416)	(94,398)
Accumulated other comprehensive income (loss)	590	(4,616)

Total Stockholders’ Equity	732,597	662,743

Total Liabilities and Stockholders’ Equity	$882,623	$765,227

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock

			Treasury
			Stock			Accumulated Other
	Number of	Par	Number of	Treasury Stock	Additional Paid	Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Shares	Cost	in Capital	Loss	Deficit	Equity

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)	$786,470	$(4,616)	$(94,398)	$662,743
Exercise of stock options	1,037	10	—	—	7,294	—	—	7,304
Issuance of stock in connection with employee stock purchase plan	118	1	—	—	1,332	—	—	1,333
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,234	—	—	3,234
Purchase of treasury stock	—	—	100	(1,330)	—	—	—	(1,330)
Amortization of deferred stock-based compensation	—	—	—	—	125	—	—	125
Other comprehensive income	—	—	—	—	—	5,206	—	5,206
Net income	—	—	—	—	—	—	53,982	53,982

Balance, September 30, 2003	94,854	$948	2,200	$(26,980)	$798,455	$590	$(40,416)	$732,597

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows provided by (used in) operating activities:
Net income	$53,982	$43,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,075	25,962
Tax benefit from exercise of stock options and employee stock purchase plan	3,234	4,347
Deferred income taxes	—	(842)
Other non-cash items	177	2,791
Changes in operating assets and liabilities, net	794	(13,943)

NET CASH PROVIDED BY OPERATING ACTIVITIES	85,262	62,005
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(8,181)	(9,245)
Acquisition of business	(115,972)	(48,000)
Other investing activities	506	340

NET CASH USED IN INVESTING ACTIVITIES	(123,647)	(56,905)
Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(1,330)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,637	8,348

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,307	8,348
Effect of change in exchange rate	1,437	1,806

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(29,641)	15,254
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,243	118,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,602	$133,776

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

     3.     Acquisitions

     On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,089, consisting of severance costs and legal and accounting services. As of September 30, 2003, $1,033 of the acquisition costs have been paid. The Company expects the remaining costs, which consist entirely of employee severance, to be paid by December 31, 2003.

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

     The acquisition was accounted for as follows:

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	17,678
Deferred tax assets	539

$49,089
Liabilities
Accrued acquisition costs	$1,089

Total Purchase Price	$48,000

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. (“ComStock”) and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company with the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of September 30, 2003, $922 of the acquisition costs have been paid. The Company expects the remaining costs, consisting mainly of employee severance, to be paid by December 31, 2004.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible assets are being amortized over a period ranging from two to twenty-five-years. The Company’s financial statements for the nine months ended September 30, 2003 include the results of operations of ComStock subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Accounts receivable, net	$6,683
Prepaid expenses and other current assets	935
Fixed assets	3,987
Customer lists	30,900
Service Contracts	16,700
Trademarks	1,700
Computer Software/Technology	20,400
Goodwill	72,185

$153,490
Liabilities
Accrued liabilities	$6,414
Deferred revenue	2,257
Deferred tax liabilities, net	27,597
Accrued acquisition costs	1,250

Total Purchase Price	$115,972

     4.     Restructuring Charges

     In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of September 30, 2003, the remaining restructuring accrual is $619 which consists primarily of lease termination costs. The majority of the remaining payments will be paid out over the remaining term of the lease.

     5.     Stock Based Compensation

               Employee Stock Purchase Plan

     In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During the nine months ended September 30, 2003, employees purchased approximately 118,000 shares at a price of $11.24 per share. At September 30, 2003, 1,832,000 shares were reserved for future issuance.

               Employee Stock Option Plan

     In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). As originally approved by shareholders, under the 2000 Plan, the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As a result of recent changes to the New York Stock Exchange (“NYSE ”) rules regarding shareholders approval of equity compensation plans, the number of shares available for issuance without further shareholder approval is capped at 20% of the total number of shares of common stock outstanding at June 29, 2003, the day proceeding effectiveness of the NYSE transition rules. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the related shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

     The Company has 9,496,000 stock options outstanding under the Plan as of September 30, 2003, with a weighted average exercise price of $12.06. Of these options, 4,031,000 are currently exercisable and have a weighted average exercise price of $9.76.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the nine month and three month periods ended September 30, 2003 and 2002 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Nine Months Ended
	September 30,

	2003	2002

Net income, as reported	$53,982	$43,690
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(6,646)	(7,835)

Pro forma, net	$47,336	$35,855

Earnings per share
Basic — as reported	$0.59	$0.48
Basic — pro forma	$0.51	$0.39
Diluted — as reported	$0.57	$0.47
Diluted — pro forma	$0.50	$0.38

	Three Months Ended
	September 30,

	2003	2002

Net income, as reported	$18,003	$15,802
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,552)	(3,254)

Pro forma, net	$15,451	$12,548

Earnings per share
Basic — as reported	$0.19	$0.17
Basic — pro forma	$0.17	$0.14
Diluted — as reported	$0.19	$0.17
Diluted — pro forma	$0.16	$0.13

     Deferred Stock Compensation

     In June 2003, the Company awarded deferred stock compensation to certain executives under the 2000 Plan. An aggregate of 75,999 deferred stock units of the Company’s common stock were granted. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to this grant is $1,289 and is included as a contra-equity in paid in capital, which will be amortized over a three-year period. As of September 30, 2003, $125 has been expensed. The remaining deferred compensation cost to amortize at September 30, 2003 is $1,164.

     6.     Segment Information

The Company evaluates its segments on the basis of revenue and operating income. As a result of the acquisition of ComStock, revenues from the Company’s eSignal and broadcast business, which comprised the Company’s retail segment, will account for less than 10% of 2003 revenues. Consequently, this segment will no longer be reported separately in the Company’s financial statements. For comparative purposes we have provided the comparable information for the three months ended September 30, 2002 and the nine months ended September 30, 2002.

Segment financial information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Service revenues:
Institutional	$100,923	$85,729	$291,382	$248,496
Other	10,411	9,933	30,889	30,061

Total	$111,334	$95,662	$322,271	$278,557

Income (loss) from operations:
Institutional	$36,392	$33,094	$108,977	$93,925
Other	1,840	407	3,971	1,914
Corporate and unallocated (1)	(9,151)	(8,010)	(26,083)	(25,320)

Total	$29,081	$25,491	$86,865	$70,519

				December
				31, 2002
Identifiable assets by geographic area:
United States	—	—	$710,911	$638,236
Europe	—	—	164,313	121,976
Asia	—	—	7,399	5,015

Total	—	—	$882,623	$765,227

(1)	Corporate and unallocated loss from operations for the periods ended September 30 primarily consists of intangible asset amortization and corporate selling, general and administrative expenses.

     7.     Earnings Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$53,982	92,174	$0.59
Effect of dilutive securities:
Stock options	—	2,125	(0.02)

Net income available to common stockholders-diluted	$53,982	94,299	$0.57

	For the Nine Months Ended
	September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$43,690	91,021	$0.48
Effect of dilutive securities:
Stock options	—	2,695	(0.01)

Net income available to common stockholders-diluted	$43,690	93,716	$0.47

	For the Three Months Ended
	September 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$18,003	92,539	$0.19
Effect of dilutive securities:
Stock options	—	2,250	—

Net income available to common stockholders-diluted	$18,003	94,789	$0.19

	For the Three Months Ended
	September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders-basic	$15,802	91,376	$0.17
Effect of dilutive securities:
Stock options	—	2,117	—

Net income available to common stockholders-diluted	$15,802	93,493	$0.17

8.     Commitments and Contingencies

The Derivative Action referred to in previous quarterly and annual reports was dismissed in its entirety as of September 2, 2003.

As previously disclosed, the United States Securities and Exchange Commission (“SEC”) in November 2000 began an investigation into matters relating to the rapid decline in net asset values of two high yield bond mutual funds managed by Heartland Advisors, Inc. As also previously disclosed, the SEC staff subsequently notified the Company of its intention to recommend an enforcement action against its subsidiary, FT Interactive Data (“FTID”), for facilitating violations by others of the federal securities laws in this matter. None of FT Interactive Data’s officers, directors, or employees was similarly so notified. We understand that the SEC staff is concerned about evaluated prices for six small high-yield municipal bonds provided by FT Interactive Data in March through early May 2000 and in the summer of 2000. We are actively discussing a resolution of the matter with the staff. If the SEC were nonetheless to proceed against FT Interactive Data, we do not believe that the matter would materially affect our results of operations or financial condition.

On a separate but related matter, shareholders of the two funds notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we have agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. We expect that the settlement will be approved. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

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

10.     Intangible Assets

          Intangible assets consist of the following:

			September 30, 2003			December 31, 2002

	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	2.8 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,739)	53
Computer software/Technology	7.1 years	62,886	(41,707)	21,179	42,486	(39,019)	3,467
Customer lists	11.5 years	201,500	(60,254)	141,246	170,600	(49,117)	121,483
Service Contracts	24.9 years	16,700	(416)	16,284	—	—	—
Trademarks	15 years	1,700	(66)	1,634	—	—	—

Total		$381,078	$(200,735)	$180,343	$311,378	$(186,375)	$125,003

Estimated amortization expense:

For year ended 12/31/03	$19,482
For year ended 12/31/04	$20,485
For year ended 12/31/05	$19,110
For year ended 12/31/06	$18,835
For year ended 12/31/07	$18,439

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

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (“VIEs”). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”, or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. In October 2003, the FASB issued FASB Staff Position (“FSP”) 46-e “Effective Date of Interpretation 46 (“FIN 46”) for Certain Interests Held By a Public Entity” which defers the application of FIN 46 to the first reporting period ending after December 15, 2003. Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

12.     Subsequent Event

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,000 with the balance to be paid over 24 months as agreed upon milestones are reached. The Company funded this acquisition from its existing cash resources.

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

     eSignal offers real-time, Internet and broadcast delivered subscription quote services primarily for active and professional traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

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

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,000 with the balance to be paid over 24 months as agreed upon milestones are reached. The Company funded this acquisition from its existing cash resources.

Market trends:

     In the third quarter of 2003, market conditions for the Company’s core market, the financial services industry, continued to remain difficult, with economic uncertainty continuing to adversely impact the industry and the Company’s customers. The main FT Interactive Data business continued to experience strong pressure from its customer base. This manifested itself in customers seeking to renegotiate service levels and prices, customers analyzing their current data needs and eliminating duplicate or unnecessary feeds and higher than customary levels of cancellations, all primarily attributable to high levels of cost cutting at financial institutions and across the industry. The Company had hoped to see signs that the focus on cost cutting would abate; however, this has not yet happened. Despite the difficult market conditions the Company continues to generate a high level of new business, which partially offset revenue declines due to difficult market conditions. In addition, the Company continued to see a decline in the levels of discretionary spending where an element of a client’s subscription is based upon levels of portfolio activity which is driven in part by the number of new funds being created as well as levels of trading activities within funds and within portfolios. The Company continues to believe that much of the data supplied by the Company is mission critical to its customers and necessary for their operations regardless of market conditions, but the Company is not immune to the continuing cost pressures being experienced by its client base..

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

     Growth in the institutional market is dependent on the Company’s ability to continue to expand its data content offerings to meet the current and evolving needs of its clients. This would include responding to changes in the financial markets as well as regulatory and competitive pressures. This will also include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s Fair Value Information Service, which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in continental Europe, although the Company expects current difficult market conditions will slow this effort as customers take longer to make purchase decisions. Due to these factors, purchasing decisions in North America are also expected to take longer.

     The eSignal service continues to strengthen its position as a leading financial data provider primarily for retail and professional investors. eSignal continues to experience net growth in subscribers in the third quarter of 2003. The source of the new subscribers continued to be from distribution channels that generate incremental revenues at a lower rate than from direct customers. Although the number of subscribers continues to increase substantially, per subscriber revenue has declined.

RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	Change	2003	2002	Change

SERVICE REVENUES	$111,334	$95,662	16.4%	$322,271	$278,557	15.7%
COSTS & EXPENSES
Cost of Services	36,129	27,453	31.6%	102,737	82,180	25.0%
Selling, general & administrative	36,911	34,785	6.1%	105,594	99,896	5.7%
Depreciation	4,091	3,634	12.6%	12,714	10,713	18.7%
Amortization	5,122	4,299	19.1%	14,361	15,249	-5.8%

Total costs & expenses	82,253	70,171	17.2%	235,406	208,038	13.2%

INCOME FROM OPERATIONS	29,081	25,491	14.1%	86,865	70,519	23.2%
Other income, net	193	657	-70.6%	911	1,498	-39.2%

INCOME BEFORE INCOME TAXES	29,274	26,148	12.0%	87,776	72,017	21.9%
Income tax expense	11,271	10,346	8.9%	33,794	28,327	19.3%

NET INCOME	18,003	15,802	13.9%	53,982	43,690	23.6%
NET INCOME PER SHARE
Basic	$0.19	$0.17	11.8%	$0.59	$0.48	22.9%
Diluted	$0.19	$0.17	11.8%	$0.57	$0.47	21.3%
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	92,539	91,376	1.3%	92,174	91,021	1.3%
Diluted	94,789	93,493	1.4%	94,299	93,716	0.6%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues for the Company increased from $95,662 in the third quarter of 2002 to $111,334 in the comparable period in 2003, an increase of 16.4%. The 2003 revenue growth included a full quarter’s results from the acquired ComStock business, 16.6%, and benefited from favorable foreign exchange movements, 0.9%. Underlying revenue, excluding the ComStock and Broadcast businesses, declined by 0.5%, and this combined with the continued and expected decrease in the Broadcast business, 0.6%. Revenue for the FT Interactive Data business declined by 0.9%. Excluding the positive effect of favorable foreign exchange movements, mainly against the UK pound sterling, underlying revenue declined by 2.0%. Within the individual markets of FT Interactive Data and before the effects of favorable foreign exchange, US revenues declined by 0.8%, Asian revenues grew by 12.6% (28.6% growth after the effects of foreign exchange) and European revenues declined by 6.9% (a 3.3% decline after the effects of foreign exchange). The decline in the US business came from the high level of downgrades in customer services being partially offset by higher redistributor and usage revenues in addition to continued success in sales in the fixed income area and sales of the “Fair Value Information Service.” Cancellations as a result of customers merging or consolidating and seeking to eliminate duplicative or discretionary services, combined with renegotiations of existing contracts, remained at high level throughout the third quarter as customers looked to consolidate services and reduce overall data expenditure. The decline in the European business reflected the continuing pressure on the Financial Services industry in the main UK market, and the lower level of one time sales. The revenue from the Company’s CMS BondEdge business grew by 1.7% helped by higher subscription revenues. eSignal’s revenues grew by 9.9% over the third quarter of 2002 with the number of subscribers growing by 40%, albeit at a lower average revenue per subscriber. At eSignal we continue to see strong growth in providing data feeds to active trader tools, which increases subscriber levels but at a lower monthly subscription rate. The Company’s broadcast business declined by 61% or $591, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This decline in the broadcast business is expected to continue.

     Cost of services increased by 31.6% from $27,453 in the third quarter of 2002 to $36,129 in the third quarter of 2003. The main reasons for the increase are the inclusion of a full quarter of costs from ComStock, 26.0%, adverse movements in expenses denominated in foreign currencies, 0.9%, investments in expanding our fixed income content, 3.7%, and cancellation of a no longer required lease on a communication satellite, 0.8%. Excluding these items expenses increased marginally, 0.2%. Cost of services as a percentage of revenue increased from 28.7% in the third quarter of 2002 to 32.5% in the same period of 2003. The main reason for this increase is the higher proportion of cost of service costs in the acquired ComStock business, 2.1%, combined with the aforementioned investments in expanding our fixed income content and the cancellation of the satellite contract, 1.1%.

     Selling, general and administrative expenses increased by 6.1% from $34,785 in the third quarter of 2002 to $36,911 in the third quarter of 2003. The main reasons for the increase are the inclusion of a full quarter of costs from ComStock, 16.4%, and adverse movements in expenses denominated in foreign currencies, 1.2%. Excluding these items expenses would have declined by 11.5% mainly as a result of the inclusion of some non recurring reorganization costs in the third quarter of 2002, including severance in the North American and European FT Interactive Data businesses and the write-off of some capitalized software development in Europe. Selling, general and administrative expenses as a percentage of revenue decreased from 36.4% in the third quarter of 2002 to 33.2% in the third quarter of 2003 as a result of the above factors.

     Depreciation expense increased from $3,634 in the third quarter of 2002 to $4,091 in the third quarter of 2003, an increase of 12.6%. The increase was due to the inclusion of depreciation relating to the assets acquired in connection with the ComStock acquisition, 16.4%. The Company expects to increase the rate of capital expenditures in the final quarter of 2003 as compared to the earlier parts of the year, as it opens a major data center in the US to replace data centers that will close in 2004 and 2005.

     Amortization expense increased by 19.1% from $4,299 in the third quarter of 2002 to $5,122 in the third quarter of 2003. The increase was due to amortization relating to intangible assets from the recently acquired ComStock business, 39.2%, being partially offset by amortization being complete on certain intangible assets created as a result of prior acquisitions, 20.1%.

     Income from operations increased from $25,491 in the third quarter of 2002 to $29,081 in the third quarter of 2003, an increase of 14.1%. The increase in income from operations was due to the change in operating results discussed above.

     Income before taxes increased from $26,148 in the third quarter of 2002 to $29,274 in the third quarter of 2003, an increase of 12.0%, reflecting the higher income from operations being partially offset by lower other income. Other income decreased from $657 in the third quarter of 2002 to $193 in the third quarter of 2003, reflecting a lower average invested cash balance and lower interest rates.

     The Company’s effective tax rate declined from 39.6% in the third quarter of 2002 to 38.5% in the third quarter of 2003 primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $18,003 in the third quarter of 2003 compared with net income of $15,802 in the third quarter of 2002, an increase of 13.9%. This improvement was primarily due to the higher income from operations discussed above.

     The Company generated basic and diluted net income per share of $0.19 in the third quarter of 2003, as compared with basic and diluted net income per share of $0.17 in the third quarter of 2002.

     Weighted average basic shares outstanding increased by 1.3% to 92,539 in the third quarter of 2003 over the comparable period in 2002 primarily due to the additional shares issued as a result of employee stock option and employee stock purchase plan activity. Weighted average diluted shares increased by 1.4% to 94,789 in the third quarter of 2003 when compared to the comparable period in 2002

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenues for the Company increased from $278,557 in the first nine months of 2002 to $322,271 in the comparable period in 2003, an increase of 15.7%. The 2003 revenue growth included seven month’s results from the acquired ComStock business, 13.1%, and favorable foreign exchange movements, 1.8%, and underlying revenue growth in the core business of 1.6% being partially offset by a decline in the Broadcast business, -0.8%. Revenue for the FT Interactive Data business increased by 3.0% with the growth coming from favorable foreign exchange movements, 2.2%, mainly against the UK pound sterling, combined with growth in the North American and Asian business being partially offset by a decline in Europe. Within the individual markets of FT Interactive Data and before the effects of favorable foreign exchange, US revenues grew by 2.2%, Asian revenues by 11.0% and European revenues declined by 4.6%. The growth in the US business came from higher redistributor and usage revenues in addition to continued success in sales in the fixed income area and sales of the Fair Value Information Service. Cancellations through customers merging and removing duplicate services combined with renegotiations of existing contracts remained at a relatively high level throughout the first nine months as clients looked to consolidate services and reduce overall data expenditure. The decline in the European business reflected the continuing pressure on the Financial Services industry in the main UK market. The Asian growth is coming from strong subscription sales. The revenue from the Company’s CMS BondEdge business increased by 2.2% with stronger subscription sales being partially offset by lower data usage charges. eSignal’s revenues grew by 9.2% over the first nine months of 2002 with the number of subscribers growing by 40%, albeit at a lower average revenue per subscriber. We continue to see strong growth in providing data feeds to other active trader tools, which increases subscriber levels but at a lower monthly subscription rate. The Company’s broadcast business declined by 58.5% or $2,152, as expected, due to customers migrating to alternative information sources including the Company’s Internet service. This decline in the broadcast business is expected to continue.

     Cost of services increased by 25.0% from $82,180 in the first nine months of 2002 to $102,737 in the first nine months of 2003. The main reasons for the increase are the inclusion of seven months of costs from ComStock, 19.3%, adverse movements in expenses denominated in foreign currencies, 1.9%, and investments in expanding our fixed income content, 2.8%, and to eliminate out of date operating systems, 0.7%. Excluding these items, expenses would have increased marginally, 0.2%, with increases in expenses associated with ordinary course business growth being partially offset by the elimination of costs relating to the SPS business acquired on January 31, 2002. Cost of services as a percentage of revenue increased from 29.5% in the first nine months of 2002 to 31.9% in the same period of 2003. The main reason for this increase is the higher proportion of cost of services costs in the acquired ComStock business, 1.5%, combined with the aforementioned investments in expanding our fixed income content, 0.7%, being partially offset by the reduction in our infrastructure costs by integrating acquired businesses and reducing the infrastructure as the Broadcast business declines.

     Selling, general and administrative expenses increased by 5.7% from $99,896 in the first nine months of 2002 to $105,594 in the first nine months of 2003. The main reasons for the increase are the inclusion of seven months of costs from ComStock, 12.7%, and adverse movements in expenses denominated in foreign currencies, 2.4%. Excluding these items, expenses would have declined by 9.3% mainly as a result of eliminating costs relating to the SPS acquisition, and the write-off of some capitalized software development in Europe. Selling, general and administrative expenses as a percentage of revenue decreased from 35.9% in the first nine months of 2002 to 32.8% in the first nine months of 2003 as a result of the above factors.

     Depreciation expense increased from $10,713 in the first nine months of 2002 to $12,714 in the first nine months of 2003, an increase of 18.7%. The increase was due to the inclusion of depreciation relating to the assets acquired in connection with the ComStock acquisition, 16.5%, and marginally higher capital expenditures in the second half of 2002.

     Amortization expense decreased by 5.8% from $15,249 in the first nine months of 2002 to $14,361 in the first nine months of 2003. The decrease was due to amortization being complete on certain intangible assets created as a result of prior acquisitions, 32.1%, partially offset by amortization relating to intangibles from the recently acquired ComStock business, 26.3%.

     Income from operations increased from $70,519 in the first nine months of 2002 to $86,865 in the first nine months of 2003, an increase of 23.2%. The increase in income from operations was due to the operating results discussed above.

     Income before taxes increased from $72,017 in the first nine months of 2002 to $87,776 in the first nine months of 2003, an increase of 21.9%, reflecting the higher income from operations being partially offset by lower other income. Other income decreased from $1,498 in the first nine months of 2002 to $911 in the first nine months of 2003, reflecting a lower average invested cash balance and lower interest rates associated with these invested balances.

     The Company’s effective tax rate declined from 39.3% in the first nine months of 2002 to 38.5% in the first nine months of 2003 primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $53,982 in the first nine months of 2003 compared with net income of $43,690 in the first nine months of 2002, an increase of 23.6%. This improvement was primarily due to the higher income from operations discussed above.

     The Company generated basic net income per share of $0.59 and diluted net income per share of $0.57 in the first nine months of 2003, as compared with basic net income per share of $0.48 in the first nine months of 2002 and diluted net income per share of $0.47 in the first nine months of 2002.

     Weighted average basic shares outstanding increased by 1.3% to 92,174 in the first nine months of 2003 over the comparable period in 2002 primarily due to the additional shares issued as a result of employee stock option and employee stock purchase plan activity. Weighted average diluted shares increased by 0.6% to 94,299 in the first nine months of 2003 when compared to the comparable period in 2002.

Liquidity and Capital Resources

     Cash provided by operating activities for the first nine months of 2003 was $85,262 compared with $62,005 in the first nine months of 2002. The increase in cash provided by operating activities was due mainly to higher net income, $10,292, combined with a net reduction in the requirements for operating assets and liabilities. This net reduction in requirements for operating assets and liabilities resulted from lower pension funding in the first nine months of 2003, $3,741, a higher tax accrual, $5,467 and higher operating accrual payments in the first nine months of 2002 as compared to the first nine months of 2003.

     Net cash used in investing activities increased from $56,905 in the first nine months of 2002 to $123,647 in the first nine months of 2003 primarily due to the acquisition of ComStock in February 2003. The Company’s capital expenditures declined from $9,245 in the first nine months of 2002 to $8,181 in the first nine months of 2003. The decrease was due to the higher level of capital expenditure in the first nine months of 2002 relating to the SPS acquisition. The Company expects to increase its capital expenditures in the fourth quarter as we complete our new main North American Data Center.

     In 2002, the Company acquired the SPS business from Merrill Lynch. The consideration was $48,000 in cash. The acquisition closed on January 31, 2002. The consideration was paid from the existing cash resources of the Company. On February 28, 2003, the Company completed its acquisition of ComStock for $115,972 in cash. The Company funded this acquisition from its existing cash resources.

     In the first nine months of 2003, the Company repurchased an additional 100 outstanding shares at an aggregate price of $1,330, under its ongoing repurchase plan. The Company may or may not make additional repurchases under this plan. There are 800 shares remaining under the current repurchase plan. The Company received $8,637 in the first nine months of 2003 from the exercise of stock options, compared with $8,348 in the comparable period in 2002.

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

Seasonality and Market Activity

          Historically the Company has not experienced any material seasonal fluctuations in its business and the Company does not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. The lower activity levels as a result of the downturn in the financial markets have impacted revenue levels in recent quarters. In the event that the U.S. or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, the Company’s sales and revenue could be adversely affected. The degree of such consequences is uncertain. The Company’s exposure in the U.S. in this area could be mitigated in part by the Company’s service offerings in non-U.S. markets.

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

          Consolidation of Variable Interest Entities

          In January 2003, the FASB issued AFSB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities known as variable-interest entities (“VIEs”). FIN 46 will be the guidance that determines whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The disclosure requirements in this Interpretation for VIEs created before February 1, 2003 are effective for financial statements of interim or annual periods beginning after June 15, 2003. The disclosure requirements in this Interpretation for VIEs created after January 31, 2003 are effective immediately. . In October 2003, the FASB issued FASB Staff Position (“FSP”) 46-e “Effective Date of Interpretation 46 (“FIN 46”) for Certain Interests Held By a Public Entity” which defers the application of FIN 46 to the first reporting period ending after December 15, 2003. Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

Information Regarding Forward-Looking Statements

          This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include the Company’s statements regarding its goals, beliefs, strategies, objectives, plans or current expectations. These statements include the Company’s statements regarding anticipated financial performance, business prospects, critical accounting policies, integration of acquisitions, technological developments, trends, new products, research and development activities and similar matters. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than the Company and their strategic response to the Company’s services and products; (ii) any prolonged outage at one of the Company’s data centers; (iii) the Company’s ability to maintain relationships with the Company’s key suppliers and providers of market data and the service bureaus and custodian banks with which it has formed strategic relationships; (iv) the impact of the difficult worldwide economic and political conditions on the financial markets and the industries the Company serves, including a decline in activity levels in the securities markets, which could lower demand for the Company’s products and services; (v) consolidation of financial services, both within an industry and across industries, which could lower demand for the Company’s products and services; (vi) changing technologies could adversely affect the competitiveness of the Company’s products and services or cause them to become obsolete; (vii) difficulty or unexpected complications the Company may experience integrating or operating the ComStock business or other acquired businesses; (viii) ComStock revenues may materialize at lower than expected levels; (ix) the failure of one or more new business initiatives, and (x) Pearson plc, owner of approximately 60% of the issued and outstanding common stock of the Company, has the ability to control the Company. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect the Company’s business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

          The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

          The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting during the third fiscal quarter of 2003. There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Early in 2001, as reported in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, seven lawsuits were filed by various stockholders of the Company against the Company’s directors and two Pearson entities. These actions were consolidated in the Delaware Chancery Court for New Castle County under the caption In re Data Broadcasting Corporation Derivative Litigation: Consolidated Civil Action No. 18665-NC (the “Derivative Action”). As is usual in derivative actions, the Company was named as a nominal defendant in the Derivative Action on the theory that the plaintiff stockholders were allegedly suing on its behalf and for its benefit.

          The Derivative Action challenged the Company’s January 2001 sale of its 34.4% interest in MarketWatch.com, Inc. to Pearson, the parent company of the Company’s majority stockholder, as having been consummated at an allegedly inadequate price due to the supposedly undue influence of the Company’s majority stockholder. The plaintiffs sought to have the Pearson entities and the Company’s directors reimburse the Company for damages that the Company allegedly sustained by reason of an unduly low sale price. In January 2003, the named plaintiffs dismissed the case with prejudice as to the three independent director defendants. The Derivative Action was dismissed in its entirety as of September 2, 2003.

          Shareholders of two Heartland Group high-yield municipal bond funds two notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we have agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. We expect that the settlement will be approved. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed or furnished as part of this report:

31.1	Rule 13-14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13-14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

b. Reports on Form 8-K:

     On July 24, 2003, the Company furnished a Current Report on Form 8-K, under Items 7 and 12, regarding the Company’s Press Release reporting the Company’s results of operations and financial condition for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 14, 2003	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: November 14, 2003	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Chief Financial Officer