Form 10-K
period 2003-12-31
INTERACTIVE DATA CORP/MA/
filed 2004-03-15
CIK 888165

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20311

Interactive Data Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668779
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

22 Crosby Drive

Bedford, Massachusetts 01730
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 687-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

common stock, $.01 par value per share	New York Stock Exchange

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

    The aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $562,448,748.

    As of February 27, 2004, the registrant had 93,139,995 shares of common stock outstanding.

Documents Incorporated by Reference

    Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004.

PART I

Item 1.	Business

Overview

      We are a leading global provider of financial and business information to financial institutions and retail investors. We offer our services through four branded businesses:

FT Interactive Data. Through our FT Interactive Data business, institutional customers obtain end-of-day and historical pricing (including evaluated pricing), dividend and descriptive information for over 3.5 million securities, commodities, and derivative instruments that are traded around the world. Financial institutions, including banks, brokerage firms, mutual fund companies, insurance companies and money managers, regard these services as critical to their business activities. We collect, edit, generate, maintain, and deliver data on a wide range of equity and fixed income securities, commodities, and derivative instruments in order to meet the information needs of our institutional customers.

CMS BondEdge. Our CMS BondEdge business is focused on providing sophisticated fixed income portfolio analytics to fixed income portfolio managers, quantitative research analysts and institutional brokers. Customers use our CMS BondEdge products for risk/return analysis, regulatory reporting and investment decision evaluation.

ComStock. Through our ComStock business, institutional and information media customers obtain real-time financial market information covering more than 1.8 million securities including equities, derivatives, futures, fixed income securities and foreign exchange rates, as well as timely information on fixed income securities and foreign exchange rates from over 300 stock exchanges and market data sources located around the world.

eSignal. Through our eSignal business, investors obtain real-time financial market information regarding securities traded on all major markets in the United States as well as a number of important international markets.

      Most of our services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. We have historically achieved high customer retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies access our services in support of their trading, analysis, portfolio management, and valuation activities. At the core of our business are our customer relationships, business alliances, extensive databases, in-depth product, technical know-how and technology infrastructure resources.

      We have been in the financial data business for over 35 years. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation. This merger brought together the businesses of Data Broadcasting Corporation, which included the eSignal and CMS BondEdge businesses, with the historical and end-of-day businesses of Interactive Data Corporation.

      Since this merger, we have continued to evaluate acquisition candidates with technologies and customer relationships that complement our core strengths and add to our established businesses. In 2002, we acquired certain assets from Merrill Lynch used in its Securities Pricing Service business. In 2003, we acquired ComStock, allowing us to provide real-time information regarding securities traded around the world to our institutional clients, as well as the client base from HyperFeed Technologies, through which we expanded the client base for our ComStock services.

Market for Financial Data

      To support the numerous complex tasks they perform, financial services industry participants typically require timely delivery of high-quality data obtained from multiple sources. Among other things, data obtained from external data vendors is used:

•	As input to be considered as part of a determination of the valuation of individual securities held in an investment portfolio. The valuation of such portfolios is an important issue for mutual funds, pension funds, and money managers. For example, each U.S. mutual fund has a regulatory obligation to regularly determine the fund’s net asset value. The net asset value is used to set the price per share for all investments into and redemptions from that mutual fund for the transactions that occurred before the markets closed on that day. While we do not and, as a regulatory matter, cannot set mutual fund net asset values, many mutual funds consider our data as one important part of their own daily valuation determinations.

•	In support of back office operations. Financial institutions require trading activity information in order to settle purchases and sales of securities and to prepare account statements for themselves and their clients. In addition, financial institutions may utilize securities information provided by third parties for consideration as they perform the activities required to meet the various regulatory requirements to which they are subject. We believe that the importance of these services will continue to increase as the financial services industry moves towards faster and more automated settlement processing and as regulatory requirements expand.

•	In research to determine whether and when to buy and sell securities. Retail brokerage firms, investment management firms, banks and individual investors all desire both real-time and historical data to assist in their investment decisions. Our data is one of many inputs that may be considered as part of the ongoing research and investment activities of financial institutions and other third party entities in the business of investment research and analytics.

      There are numerous challenges associated with obtaining, aggregating, storing, evaluating and distributing financial and business information regarding securities traded on the world’s financial markets. These challenges include:

Infrequently Traded Securities. Many securities, particularly fixed income securities, are difficult to value because they trade infrequently. A small number of companies have developed reliable proprietary models and methodologies used to produce a good faith opinion as to what buyers in the marketplace would pay in a current sale for a security for which market quotations are not readily available. The generation and delivery of these opinions, or evaluated prices, represent a significant market within the financial services industry.

Aggregating Multiple Sources. The information required by financial institutions comes from many sources, including securities exchanges and other financial markets in North America, Europe, Asia/ Pacific and elsewhere in the world. Aggregating this data requires establishing relationships with each of these sources, creating a global technical infrastructure capable of collecting the source data and incorporating the source data into a uniform data structure.

Reliability. The distance, speed and volume of data moved on a daily basis creates significant operational and quality challenges. Identifying and minimizing source or other errors in reporting, collecting, aggregating, storing and distributing financial information is a unique challenge.

Know-how. Extensive expertise and technical know-how regarding the financial data industry are required to effectively obtain, store, evaluate and distribute the volume and diversity of financial and business information needed to operate in the financial services industry. The expertise and know-how required are highly-specialized, diffuse and is not readily obtainable or transferable.

      To assist in addressing these challenges, financial institutions commonly purchase services from companies that specialize in providing financial and business information to multiple customers in a cost effective manner.

Services

      We sell our services to two business segments, financial institutions and retail investors. The retail investor segment includes active retail investors and professional traders. Our businesses address the requirements of both financial institutions and retail investors by reliably providing timely information regarding a broad spectrum of securities. We have established relationships with numerous key international financial markets and data providers to obtain the source data. We have developed proprietary methods of receiving and packaging the source data. We employ teams of professionals who work to enhance the quality and completeness of the data that we deliver to our customers. In most cases, we also use our proprietary techniques and extensive data expertise to add value to the data prior to delivering it to customers.

Financial Institutions

      Our FT Interactive Data, CMS BondEdge and ComStock businesses service the informational needs of financial institutions.

FT Interactive Data

      FT Interactive Data is our largest business, accounting for $309.3 million, or 69.9% of our revenue in 2003. Services delivered by FT Interactive Data provide financial institutions with information on approximately 3.5 million securities. In addition to information concerning listed securities, we specialize in hard to value, unlisted fixed income securities and hard to obtain information from emerging markets.

      We cover approximately 2.5 million unexpired fixed income securities, including:

•	corporate, government, municipal, and agency fixed income securities, municipal bonds, pass-through securities and structured finance securities issued by North American issuers; and

•	convertibles, debentures, Eurobonds, government and corporate bonds and loan capital issued by foreign issuers.

      Our proprietary evaluated pricing methods combine modeling techniques, information from market sources and a team of skilled evaluators to take account of market conditions and specific price impacting events in order to provide a good faith opinion of the price a buyer in the market place would pay for a given fixed income security in a current sale under normal market conditions. In addition to evaluated pricing services, we provide call and sinking fund, called announcement, descriptive data, interest payment original issue discount, and reorganization data relating to these securities.

      Our coverage of equity and derivative securities includes securities traded around the world. The information regarding these securities includes pricing, capitalization changes and dividends, descriptive data, earnings and shares outstanding information and reorganization announcements. In addition to providing customers with end-of-day data regarding the covered securities, we offer our clients access to analytic tools and our extensive database containing historical and descriptive information.

      Our institutional customers receive a majority of their data through Internet-based applications and computer-to-computer links. We design our data feeds to be compatible with third-party software applications and standard industry protocols in order to allow our institutional customers to integrate our data feeds into their technology infrastructures.

      In July 2002, we launched our Fair Value Information Service. This service, which to date has been targeted at U.S.-based mutual fund companies, is designed to provide users with data they can consider in determining whether the local closing price for an international equity is stale as of 4:00 p.m. Eastern Time and, if so, in estimating the price for that security at 4:00 p.m. Eastern Time in a liquid market in view of the information available at that time. This service is designed as a tool for U.S. mutual funds as they undertake to:

•	meet their obligations to address the statutory mandate that funds determine the fair value of portfolio securities when market quotations are not readily available; and

•	reassure long term fund investors that appropriate procedures are being utilized to help safeguard the investors’ interests against market timers and short-term traders.

CMS BondEdge

      CMS BondEdge accounted for $30.5 million, or 6.9% of our revenue in 2003. Through our CMS BondEdge business, we are a leading provider of fixed income portfolio analytics to portfolio managers, quantitative research analysts and institutional brokers. Our CMS BondEdge services are used to assist institutional investors in managing risks and understanding the performance of diversified fixed income portfolios. The CMS BondEdge services include interest rate and credit risk management tools, as well as regulatory reporting and compliance tools. In addition, customers can simulate various market environments to help forecast performance results. Customers are institutional fixed income portfolio managers who invest in or sell fixed income securities, and in particular those that require specialized modeling.

      CMS BondEdge services are desktop Windows® based services. The services interface with many of the major third-party accounting and asset/liability software packages designed to reduce duplicate data entry and to facilitate improved accuracy and efficiency within an organization. BondEdge clients are provided access to daily market data updates via the Internet to assist in the creation of high quality analytic calculations and reports. These services are offered via an array of delivery options, including:

•	client-server (BondEdge),

•	ASP/Internet accessible (eBondEdge),

•	enterprise-wide/local area network, or LAN, wide area network, or WAN solutions (BondEdge ES), and

•	service bureau, which is our outsource service option whereby customers outsource certain fixed income portfolio analysis activities to us.

      In early 2003, we launched a Credit Risk module, which combines CMS BondEdge proprietary data with theoretical information and analyses developed by a third party risk management software vendor. This module is a tool for fixed income investors and managers to use as they seek to more effectively evaluate potential credit risk at the individual security level, as well as to measure portfolio credit exposure against a benchmark.

ComStock

      ComStock accounted for $54.1 million, or 12.2% of our revenue in 2003. Our ComStock business, which focuses on providing real-time information to institutional customers, provides coverage of over 1.8 million securities in virtually all asset classes traded worldwide. ComStock’s suite of services ranges from a real-time global market datafeed to fully customized and hosted market data services.

      The ComStock XpressFeed service is a real-time, high speed, digital, global market data feed, integrating real-time data from over 300 sources and exchanges worldwide, covering in excess of 1.8 million financial instruments. XpressFeed has broad coverage of the U.S. domestic marketplace, as well as extensive international coverage, including markets in Europe, Asia Pacific, Latin America, South America and Africa. The data includes:

•	Equities;

•	Market depth and Electronic Communication Network, or ECN, data;

•	Corporate bonds;

•	Commodities and options;

•	Mutual funds and money markets;

•	Fixed income instruments; and

•	Foreign exchange rates.

      We offer a variety of delivery methods, including via leased line, satellite and virtual private network.

      The eFinance Solutions services within the ComStock business represents a suite of modular, global market data components, leveraging ComStock’s breadth and depth of market data with a flexible web services architecture. Comprised of support tools, analytical content, and market data, eFinance Solutions are capable of being customized to meet the needs of financial service users, from consumer portals to front-office and back-office professionals. Built on a flexible infrastructure, the eFinance Solutions content management platform is designed to allow integration of proprietary and third party data and to meet the robust performance requirements of the financial services industry.

Retail Investors

eSignal

      eSignal accounted for $45.3 million, or 10.2% of our revenue in 2003. eSignal provides streaming, real-time financial market information and decision support tools to active retail investors and professional traders. The financial data and support tools available to eSignal subscribers include equity, options, derivatives data, single stock futures, indices, market depth from the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange, the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund, and money market data for approximately 850,000 securities from key domestic markets and international exchanges, as well as access to historical databases, technical charting, customizable analytics, back testing, portfolio tracking, and news and commentary.

      The information is delivered via eSignal’s internally engineered and operated network with advanced IP multicast backbone and multiple, geographically dispersed server farms. eSignal also provides services using satellite broadcast technology. eSignal products include eSignal, Advanced GET, MarketCenter, eSignal Pro and eSignal Market Scanner. eSignal reintroduced QuoTrek to its product line in February 2004, a real-time quotes, charts and news application for wireless devices, such as personal digital assistants, or PDAs, and cellular phones.

      Although eSignal continues to provide satellite broadcast based services, the broadcast based technology services have declined significantly, as expected, year to year over the past couple of years, declining 58.6% from 2002 to 2003, and 55.9% from 2001 to 2002, as customers have migrated to alternative delivery sources, including our Internet based services.

Marketing Strategy

      All of our major services are sold to our customers on a flat fee subscription basis, a usage basis or some combination of both. Our institutionally-oriented services, delivered from the FT Interactive Data, CMS BondEdge and ComStock businesses, have historically maintained high renewal rates, with annual renewal rates of approximately 95% during 2003. eSignal, which supplies information to a customer base that includes retail customers and active traders, has historically had lower renewal rates.

      Each of the major services we supply to financial institutions is marketed through a separate dedicated sales force. These sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and potential customers. Our sales forces are supported by promotional campaigns including direct mail, targeted trade shows and advertising in trade publications.

      eSignal’s services are marketed through advertising, marketing alliances, third party developer relationships, product seminars, trade shows, email, direct mail and incentives for referrals. In addition, we have developed marketing alliances with online brokers that market eSignal’s Internet-delivered services to their customers. eSignal also encourages third-party software developers to write trading system software that is compatible with eSignal’s systems and encourages trading educators to use eSignal products in their seminars. Distribution channels, as opposed to direct sales, have been an important source of new subscribers in recent years.

      Windows® is a registered trademark of Microsoft Corporation. ComStock®, BondEdge®, eSignal®, QuoTrek®, Xstream Quotes®, and Exshare® are our registered trademarks.

Customers

      Through our FT Interactive Data business, we supply data directly to several thousand institutional customers, including banks, brokerage firms and investment management firms. We also contract with redistributors and outsourcing organizations to sub-license or redistribute data to the medium and small institutions and individual investors. Unlike the institutional customers described above, these redistributors and outsourcing organizations use their own delivery systems or serve as an interface between their clients and FT Interactive Data’s delivery systems to redistribute and/or process the data provided by FT Interactive Data.

      CMS BondEdge targets portfolio managers, quantitative research analysts and institutional brokers in the fixed income institutional investor market. As of December 31, 2003, approximately 500 institutional investment firms, banks, insurance companies and brokerage houses in North America subscribed to CMS BondEdge services.

      ComStock clients range from financial institutions, financial information redistributors, investment managers and online media portals to retail investors worldwide. As of December 31, 2003, ComStock had approximately 2,400 direct customers and millions of users through our redistribution partners.

      eSignal services are sold primarily to active retail investors and professional traders. As of December 31, 2003, eSignal had over 52,000 subscribers. The target market for eSignal consists primarily of individuals who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

Competition

      The market for providing financial and business information regarding securities is intensely competitive. We believe that our ability to compete depends on a number of factors, including:

•	the timeliness, reliability and breadth of coverage of our products and services compared with that of our competitors;

•	our ability to expand our data content offerings to meet the current and evolving needs of our customers;

•	our ability to launch new services and both expand and strengthen our customer base through the release of new services such as our Fair Value Information Service and our Credit Risk module; and

•	the quality of our customer service and support.

      The main competitors with respect to our institutionally oriented FT Interactive Data and ComStock businesses are large global suppliers of news and financial data, including Bloomberg, Thomson Financial, Reuters Group plc, Standard and Poor’s, Telekurs Financial, similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. The primary competitive factors with respect to these products are value-added features, coverage of securities, reliability, timeliness of data delivery and customer support.

      As a specialty service, CMS BondEdge which provides analytical software primarily to institutional investment managers, competes against other financial services analytical software companies such as The Yield Book, Inc., which is a division of Citigroup’s Salomon Smith Barney unit, Wilshire Associate’s Axiom fixed-income analytics product and Derivative Solutions, and faces competition from brokerage firms developing software solutions internally or with the assistance of outside consultants.

      eSignal competes primarily in the high caliber segment of the retail oriented real-time financial data market against numerous competitors including Townsend, Thomson, TradeStation, DTN Market Access, Inc. and CQG, Inc. We believe the principal competitive factors in the industry include data availability and reliable and timely delivery, ease of use, compatibility with third-party software packages and price.

Technical Infrastructure

      Our technology infrastructure and operations are designed to facilitate the reliable and efficient processing and delivery of data to our customers. Our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. In our eSignal and ComStock businesses, user connections are load balanced between our data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load.

      We are in the process of a major project to streamline our data collection and delivery infrastructure. In 2003, we signed a lease for a 50,000 sq. ft. technology center in Boxborough, Massachusetts. We expect this facility to be operational in mid-2005. It will be our main East Coast technology center. In mid-2004, we plan to expand our current West Coast technology center in Hayward, California. Our plan is to have two independent major data centers in North America to enhance backup and resiliency for our North American businesses. Throughout 2004 and 2005, we will be closing our current data centers in Waltham, Massachusetts, Salt Lake City, Utah, Harrison, New York and Hightstown, New Jersey and migrating the technologies to Boxborough and Hayward.

      We are in the process of merging our real-time ticker plant technologies to create a single ticker plant capable of servicing all our global businesses with a single technology platform from various redundant sites around the globe. During 2004 and 2005, we will be consolidating our real-time technologies, with the expectation of being on a single platform for the delivery of real-time data by 2006.

      We are focused on maintaining an infrastructure that allows us to provide data to our customers using various delivery methods designed to meet the needs of our customers. Our institutional customers receive a majority of their data through dedicated private networks, Internet-based applications, global satellite networks, and computer-to-computer links. We design our data feeds to be compatible with third-party software and standard industry protocols in order to allow our institutional customers to integrate our data feeds into their technology infrastructures. Information is distributed to our retail customers primarily via the Internet and directly to wireless mobile devices.

Intellectual Property

      We maintain a portfolio of intellectual property, including registered and common-law trademarks and service marks, copyrights and patents. We have rights to approximately 50 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding campaign. In addition, we own the copyrights to our internally developed software applications and data delivery services. We currently have three United States patents issued and one United States patent application pending. The three United States patents expire in 2007, 2011, and 2012, respectively. No single trademark, service mark, copyright, or patent if lost would materially adversely affect our operations or financial results as a whole.

      License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange, would materially disrupt our operations.

      We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc. As of February 29, 2004, Pearson plc indirectly owns approximately 60% of our outstanding common stock. This license has an initial five-year term that ends in March 2006. Thereafter the license renews for subsequent one-year terms unless terminated.

Geographic Areas

      Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. During the past three fiscal years our service revenues by geographic region are as follows:

	2003	2002	2001

	(In thousands)
United States and Canada	$346,533	$302,128	$268,019
Europe	89,990	67,913	67,384
Asia	6,167	4,974	4,599

Total	$442,690	$375,015	$340,002

      During the past three fiscal years identifiable assets by geographic region are as follows:

	2003	2002	2001

	(In thousands)
United States and Canada	$733,572	$638,236	$587,745
Europe	169,024	121,976	106,228
Asia	7,726	5,015	4,010

Total	$910,322	$765,227	$697,983

Employees

      We had 1,766 employees as of December 31, 2003. We believe that our relations with our employees are good.

Regulation

      The Federal Communications Commission, or FCC, regulates the broadcasting of satellite, FM-SCA and other airwave transmissions in the United States. We have a license from the FCC to transmit data from our uplink facilities in Salt Lake City, Utah. Although we use our FCC license to transmit data to third-party satellites for further transmission, the loss of such license would not be expected to have a long-term material adverse effect on our business because we have other transmission alternatives.

      DBC Securities Inc., one of our subsidiaries, is registered as a broker-dealer with the Securities and Exchange Commission, or SEC, and various state securities commissions and is also subject to regulation by the National Association of Securities Dealers, Inc., of which it is a member.

      FT Interactive Data Corporation, one of our subsidiaries, is registered with the SEC as an investment advisor and is subject to regulation under the Investment Advisors Act of 1940.

Internet Address and SEC Reports

      We maintain a website with the address www.interactivedatacorp.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.

Item 2.	Properties

      We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

	Operating	Square	Current
Location	Unit/Segment	Feet	Annual Rate	Expiration Date

New York, NY	Institutional	87,304	$1,921,980	May 2013
New York, NY	Institutional	27,386	$868,136	November 2009
Bedford, MA	Institutional and Corporate	80,348	$1,522,079	July 2006
Boston, MA	Institutional	11,910	$464,484	March 2005
Boxborough, MA	Corporate, Institutional and Retail	48,817	$329,515	September 2018
Waltham, MA	Institutional	32,535	$512,348	September 2005
Harrison, NY	Institutional	37,760	$982,566	October 2005
Chicago, IL	Institutional	4,646	$74,340	September 2004
Newport Beach, CA	Institutional	600	$25,650	October 2004
Santa Monica, CA	Institutional	22,877	$687,957	November 2012
Hong Kong, PRC	Institutional	741	$17,309	April 2004
Melbourne, Australia	Institutional	4,828	$68,310	November 2005
Singapore	Institutional	2,530	$62,125	October 2006
Hayward, CA	Retail	60,158	$1,066,944	June 2013
Salt Lake City, UT	Retail	12,231	$226,272	December 2004
Akron, OH	Retail	4,110	$76,032	September 2006
London, England	Institutional	65,000	$1,621,320	April 2010
Dublin, Ireland	Institutional	15,902	$390,480	March 2005/February 2012/December 2012
Luxembourg	Institutional	2,500	$113,931	September 2006
Edinburgh, Scotland	Institutional	5,200	$127,953	August 2006

      We believe our facilities are in good condition and are suitable and adequate for our current and currently planned operations.

      If we are unable to renew any of the leases that are due to expire in 2004 or 2005, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

      In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company might have facilitated federal securities laws violations committed by unidentified other parties and advised us of its intention to recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. We later learned that the SEC staff was concerned about evaluated prices for a small number of high-yield municipal bonds provided by the Company in March through early May 2000 and in July-August 2000. FT Interactive Data, the Company’s principal operating subsidiary, entered into a settlement with the SEC without admitting or denying the SEC’s formal findings. The settlement is embodied in an administrative order that was issued by the SEC on December 11, 2003. As reflected in that order, FT Interactive Data was censured, paid a civil penalty of $125,000, and was required to implement some new valuation and record keeping procedures for high-yield municipal securities and other securities for which market quotations are not readily available. There will not be insignificant costs associated with FT Interactive Data’s increased record keeping obligations. However, we do not expect the SEC settlement to have a material effect on our results of operations or financial condition.

      On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. The shareholders filed a motion for approval of the agreed settlement on February 20, 2004. The overall settlement terms are subject to court approval and will require us to pay $1 million to shareholders of the two Heartland high-yield funds. After adherence to standard class action settlement procedures, we expect that the settlement will be approved. The amount of the settlement is expected to be fully covered by insurance. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

      In addition to the matters discussed above, the Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 4A.	Executive Officers of the Registrant

Name	Age	Office Held with Company

Stuart J. Clark	56	President and Chief Executive Officer
Steven G. Crane	47	Executive Vice President and Chief Financial Officer
Andrea H. Loew	46	Vice President, General Counsel and Corporate Secretary
John L. King	53	Chief Operating Officer of FT Interactive Data
Raymond L. D’Arcy	51	President, Data Delivery Products, FT Interactive Data

      Stuart J. Clark has served as our president and chief executive officer and a member of our board of directors since February 29, 2000, and has been employed in the financial information industry since 1968. Prior to his current position with us, he served as president of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) since 1995. From 1993 to 1995, Mr. Clark was a director of UK-based Financial Times Information, with specific responsibility for the Market Data Division. Prior to 1993, Mr. Clark led the Market Data Division of Extel Financial Limited, which was acquired by Pearson plc’s Financial Times Group in December 1993.

      Steven G. Crane has served as our executive vice president and chief financial officer since November 30, 1999. From October 1997 through November 30, 1999, Mr. Crane served as vice president and chief financial officer of Video Services Corporation, a company listed on the American Stock Exchange. From 1996 to 1997, Mr. Crane was the owner of ATE, Inc., a provider of packaging related equipment to international bottling companies. From 1990 to 1995, Mr. Crane was a division CFO for Pepsi-Cola International.

      Andrea H. Loew has served as our vice president, general counsel and corporate secretary since February 29, 2000. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation). Prior thereto, Ms. Loew was a partner in Eckert, Seamans, Cherin & Mellott, LLC.

      John L. King has served as our chief operating officer of FT Interactive Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/ president of Financial Times Group’s Extel Financial Ltd. Division. Prior thereto, Mr. King served as vice president, IDSI services for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation).

      Raymond L. D’Arcy has served as our president of Data Delivery Products for FT Interactive Data since January 2001. From 1999 to 2001, Mr. D’Arcy served as senior vice president of global sales, marketing and customer support for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as FT Interactive Data’s regional sales director for Eastern North America for ten years.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock commenced trading on the New York Stock Exchange under the trading symbol “IDC” on December 10, 2002. Prior to December 10, 2002, our common stock traded on the Nasdaq National Market under the trading symbol “IDCO”.

      The following table sets forth, for the periods indicated, the high and lows sales prices per share of our common stock during each of the quarters set forth below as reported on the Nasdaq for the periods from January 1, 2002 through December 9, 2002 and on the New York Stock Exchange from December 10, 2002 through December 31, 2003:

	High	Low

2003:
Quarter Ended March 31	$14.23	$12.74
Quarter Ended June 30	$18.00	$13.64
Quarter Ended September 30	$17.35	$15.40
Quarter Ended December 31	$17.59	$15.47

	High	Low

2002:
Quarter Ended March 31	$18.07	$13.90
Quarter Ended June 30	$20.00	$14.74
Quarter Ended September 30	$15.20	$11.72
Quarter Ended December 31	$15.63	$12.25

Stockholders

      As of February 27, 2004, there 93,139,995 outstanding shares of our common stock held by 1,374 holders of record.

Dividends

      In January 2001, we paid a special dividend of $0.29 per share of common stock, or an aggregate amount of $26,871,000, related to the proceeds received from the sale of our investment in MarketWatch. We currently intend to retain earnings, if any, to finance the development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Future determinations by our board of directors to pay dividends on our common stock would be based primarily upon our financial condition, results of operations and business requirements. Dividends, if any, would be payable in the sole discretion of our board of directors out of the funds legally available therefore.

Item 6.	Selected Financial Data

      The following selected historical consolidated financial information for each of the years ended December 31, 1999 through 2003 has been derived from our consolidated financial statements and represents the historical consolidated financial information of FT Interactive Data prior to the merger of Interactive Data Corporation and Data Broadcasting Corporation on February 29, 2000 and the combined company since February 29, 2000. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and related notes.

	As of and for the Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Service revenues	$442,690	$375,015	$340,002	$314,138	$188,956
Income (loss) from operations	115,349	98,232	25,653	(3,091)	17,604
Net income (loss)(1)	72,201	60,733	4,312	(143,472)	6,197
Net income (loss) per common share
Basic	.78	.67	.05	(1.68)	.11
Diluted	.76	.65	.05	(1.68)	.11
Weighted average common shares
Basic	92,319	91,159	90,844	85,560	56,424
Diluted	94,450	93,730	92,510	85,560	56,424
Total assets	910,322	765,227	697,983	742,090	452,702
Stockholders’ equity	762,531	662,743	582,667	622,512	340,953
Cash dividends declared per common share	—	—	.29	—	—

(1)	Results for 2000 include equity in the losses from MarketWatch of $67,229 and an other than temporary loss in MarketWatch of $141,844.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements included herein. Amounts in this discussion are shown in thousands, except for share and per share information.

Overview

      We are a leading global provider of financial and business information to financial institutions and retail investors. We offer our services through four branded businesses:

•	FT Interactive Data. Through our FT Interactive Data business, institutional customers obtain end-of-day and historical pricing (including evaluated pricing), dividend and descriptive information for over 3.5 million securities, commodities, and derivative instruments traded around the world.

•	CMS BondEdge. Our CMS BondEdge business is focused on providing sophisticated fixed income portfolio analytics to fixed income portfolio managers, qualitative research analysts and institutional brokers.

•	ComStock. Through our ComStock business, institutional customers and information media obtain real-time financial market information covering more than 1.8 million securities from over 300 stock exchanges and market data sources located around the world.

•	eSignal. Through our eSignal business, investors obtain real-time financial market information regarding securities traded on all major markets in the United States as well as a number of important international markets.

      Our FT Interactive Data, CMS BondEdge and ComStock businesses comprise our Institutional Services business segment, and our eSignal business is our Retail Investor business segment.

      All of our services are provided on a subscription basis. Most of the subscriptions are for a fixed fee; others are billed, at least in part, on a usage basis. We have historically achieved high retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies utilize our services in support of their trading, analysis, portfolio management, and valuation activities. At the core of our business are our customer relationships, business alliances, broad databases, extensive product and technical know-how and technology infrastructure resources.

Development of Business

      Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation (now known as FT Interactive Data). This merger brought together the businesses of Data Broadcasting Corporation which included eSignal and CMS BondEdge with the businesses of Interactive Data Corporation (now known as FT Interactive Data). As a result of this transaction, approximately 60% of the shares of the Company are held directly or indirectly by Pearson plc. On January 31, 2002, we acquired the Securities Pricing Services of Merrill Lynch, Pierce, Fenner & Smith Incorporated for approximately $48.0 million. We acquired from The McGraw-Hill Companies, Inc.’s S&P division, the stock of S&P ComStock, Inc. and the assets of specific ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for approximately $116.0 million on February 28, 2003. We acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8.5 million on October 31, 2003. The price for these client contracts consisted of an initial payment of $7.4 million with the balance to be paid over 24 months if agreed upon milestones are reached. We are currently migrating the HyperFeed Technologies, Inc. customers from the HyperFeed production platform to our ComStock production platform. We expect this migration to be concluded by the end of 2004.

      As a result of these acquisitions, our results of operations for 2001 and 2002 include the activities of our FT Interactive Data, CMS BondEdge and eSignal businesses. Our 2003 results of operations, in addition to the three aforementioned businesses, include 10 months of activities for ComStock, including two months of activities resulting from the acquisition of the HyperFeed customer contracts. In reference to our ongoing core business the discussion that follows, is comprised of our FT Interactive Data, CMS BondEdge and eSignal businesses and, excludes our ComStock and HyperFeed businesses. We have provided specific information separately for our ongoing core businesses and our ComStock and HyperFeed businesses because we believe it is helpful to understand the underlying trends in our performance and to provide additional information that makes it easier to compare our results over multiple periods.

Business and Market Trends

      In 2003, market conditions for our primary market, the financial services industry, continued to remain difficult, with economic uncertainty adversely impacting the industry and our customers. The largest business within the Institutional Services segment, FT Interactive Data, experienced strong cost containment pressure from its customer base. This manifested itself in customers seeking to renegotiate service levels and prices. Customers analyzed their current data needs and eliminated duplicate or unnecessary services. Cancellations were higher than customary. Despite the challenging market conditions, we continued to generate new business, some of which was eroded by cancellations. We believe that much of the data we supply is mission critical to our customers and necessary for their operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost pressures being experienced by our client base. If the data we provided were not mission critical, we believe the difficult market conditions would have affected us more adversely.

      There has been and continues to be a trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth. Another trend over the past decade in North America is the consolidation of financial institutions both within and across the financial service industry. When institutions merge, they look to gain synergies by combining their operations, including eliminating the need for redundant data sources. This has contributed to some of the higher than normal cancellations we have been experiencing. To the extent customer consolidations occur, this could have a continuing effect on customer cancellations. These cancellations do not necessarily occur simultaneously with the closing of customer mergers; rather the cancellations occur post-closing as the institutions seek to gain the consolidation synergies.

      Growth in the FT Interactive Data market is dependent on our ability to continue to expand our data content offerings to meet the current and evolving needs of our clients. This would include responding to changes in the financial markets as well as regulatory and competitive pressures. This would also include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as our Fair Value Information Service, which is primarily oriented towards North American mutual funds. In addition, we will continue to seek to expand our market share in continental Europe, although we expect current difficult market conditions will slow this effort as customers take longer to make purchase decisions than they historically have taken. Due to the difficult industry conditions described above, purchasing decisions in North America are also expected to take longer than in normal market conditions.

      The CMS BondEdge business continued to grow throughout 2003, although it experienced many of the same pressures as FT Interactive Data. The CMS BondEdge business is dependent on activity levels in the US financial markets and the financial performance of the major financial institutions. If the financial markets continue to improve, we would expect this to translate into more favorable operating conditions for CMS BondEdge.

      The ComStock business, which we acquired in February 2003, met our revenue expectations. In the markets that it operates, ComStock continued to experience strong price pressures, with customers being focused on cost containment. We expect this trend to continue. We will be promoting the ComStock service widely to FT Interactive Data’s institutional customer base. The ComStock business was reinforced by the acquisition of HyperFeed Technologies, Inc.’s consolidated market data feed client contracts at the end of October, 2003.

      In our Retail Services segment, the eSignal business continues to strengthen its position as a leading real-time financial data provider primarily for retail and professional investors. We continued to experience positive net growth in subscribers in 2003. A source of new subscribers continued to be from distribution channels that generated incremental revenues at a lower rate than from direct sales. Although the number of subscribers continues to increase substantially, per subscriber revenue has declined.

Results of Operations

Selected Financial Data

	For the Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands, except for per
	share information)
SERVICE REVENUES	$442,690	$375,015	$340,002
COSTS AND EXPENSES:
Cost of services	141,631	110,321	103,618
Selling, general & administrative	149,129	133,225	122,066
Depreciation	16,807	14,500	13,139
Amortization	19,774	18,737	75,526

Total costs and expenses	327,341	276,783	314,349

INCOME FROM OPERATIONS	115,349	98,232	25,653
Other income, net	1,100	1,989	2,882

INCOME BEFORE INCOME TAXES	116,449	100,221	28,535
Income tax expense	44,248	39,488	24,223

NET INCOME	$72,201	$60,733	$4,312

NET INCOME PER SHARE
Basic	$0.78	$0.67	$0.05
Diluted	$0.76	$0.65	$0.05
Weighted average shares outstanding:
Basic	92,319	91,159	90,844
Diluted	94,450	93,730	92,510

2003 versus 2002

Service Revenues

	2003	2002	% Growth

	(In thousands)
Institutional Services
FT Interactive Data	$302,743	$297,395	+1.8%
CMS BondEdge	30,488	29,643	+2.9%
ComStock	54,093	—	NA
Other	3,507	3,957	-11.4%
Foreign Exchange	6,581	—	NA
Institutional Services Total	397,412	330,995	+20.1%
Retail Investor Services
eSignal	43,426	39,542	+9.8%
Broadcast	1,852	4,478	-58.6%
Retail Investor Services Total	45,278	44,020	+2.9%
TOTAL SERVICE REVENUES	$442,690	$375,015	+18.0%

      Our revenue increased from $375,015 in 2002 to $442,690 in 2003, an increase of $67,675 or 18.0%. Excluding the revenues from our ComStock business, which we acquired at the end of February 2003, revenues grew by 3.6%. Excluding the positive effect of foreign exchange, mainly due to the weakness of the US dollar against the UK pound sterling, our underlying revenue growth was 1.9%.

      Revenues within the Institutional Services segment increased from $330,995 in 2002 to $397,412 in 2003, an increase of $66,417 or 20.1% excluding the effects of foreign exchange, the increase was $59,836 or 18.1%. Excluding revenues from the ComStock business which we acquired at the end of February 2003, revenues grew by 1.7%. Revenues for our FT Interactive Data business increased from $297,395 to $302,743, an increase of $5,348 or 1.8%. The main growth for our FT Interactive Data business came from North America, where despite difficult market conditions and a higher than historical level of cancellations, revenues grew by 3.1%. The performance was driven by continued success with sale of evaluated prices helped by the introduction of our Fair Value Information Service, and moderate price increases. The UK business of FT Interactive Data declined by 2.9% from 2002 to 2003 with new sales being more than offset by high levels of cancellations and customers requesting service downgrades. The Asia Pacific business grew by 8.6%, with the main growth coming from Australia. In the other key markets of Hong Kong and Singapore, revenues were relatively flat.

      Our CMS BondEdge business grew revenues by $845 or 2.9%, as we continued to see a slowdown in new business as a result of the reluctance of customers to commit to new services in the current economic environment. If the economic environment and the financial markets continue to improve, we would expect to see this reluctance to begin to subside, which should translate into new business revenues.

      Our ComStock business performed in line with our expectations during the ten months of 2003. Progress was made in promoting the ComStock real-time feed service to the FT Interactive Data customer base. We expect to continue this promotion throughout 2004. With the acquisition of HyperFeed Technologies, Inc.’s consolidated market data feed client contracts on October 31, 2003, we are fully engaged in migrating this customer base from the HyperFeed production platform to the existing ComStock production platform.

      Other revenues declined by 11.4%, which mainly represents a slow down in our real-time foreign exchange data business which we were integrating with the ComStock business in 2003. In 2004, we expect that this will be fully integrated within the ComStock business.

      Within our Retail Investor Services segment, revenues grew by $1,258 or 2.9% from $44,020 to $45,278, which includes an expected 58.6% decline in the Broadcast business amounting to $2,626. This anticipated decline in the Broadcast business is expected to continue as the remaining customers migrate to alternative information sources including eSignal’s Internet based service. Excluding Broadcast, revenue for eSignal’s Internet delivered services grew $3,884 or 9.8%. The number of eSignal subscribers grew by 44% in 2003 to just over 52,000. The lower revenue growth, as compared to the subscriber growth, is due to the majority of the subscriber growth arising from our provision of data feeds to active trader tools, which increases subscriber levels but at a lower monthly subscription rate. We include subscribers who subscribe to the active trader tools to whom we provide data feeds in the total count of eSignal subscribers.

      Foreign exchange contributed $6,581 to revenue in 2003. This was mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.635 in 2003 compared with $1.503 in 2002.

      Service Revenues by Geographic Region

	2003	2002

	(In thousands)
United States and Canada	$346,533	$302,128
Europe	89,990	67,913
Asia	6,167	4,974
TOTAL SERVICE REVENUES	$442,690	$375,015

Total Costs and Expenses:

Cost of Services

	2003	2002	% Growth

	(In thousands)
Core Business	$113,819	$110,321	+3.2%
Acquired Businesses	25,735	—	—
Foreign Exchange	2,077	—	—
TOTAL COST OF SERVICES	$141,631	$110,321	+28.4%

      Cost of services increased by $31,310 or 28.4% from $110,321 in 2002 to $141,631 in 2003. This increase was mainly due to the inclusion of the two businesses we acquired in 2003 (ComStock and the HyperFeed Technologies, Inc.’s consolidated market data feed client contracts), and the inclusion of costs relating to the integration of the ComStock business with our existing business. Cost of services as a percentage of revenue increased from 29.4% in 2002 to 32.0% in 2003. The main reasons for this increase were the additional costs associated with the commencement of the integration of the ComStock business into our existing business infrastructure. In addition, the ComStock business has had a traditionally higher cost of services to revenue percentage than our existing business. In our ongoing core business, the cost of services grew by 3.2% or $3,498 due to the continued investment in increasing the breadth and quality of our evaluated pricing data and operations. Excluding this investment, our cost of services was relatively flat due to savings related to the completion, in 2003, of the integration of the Securities Pricing Service business acquired from Merrill Lynch, Pierce, Fenner & Smith Incorporated in January 2002 (“SPS”) (see Note 3 to the Consolidated Financial Statements for a further discussion of this acquisition) which covered normal growth in salaries and operating costs. The impact of foreign exchange increased cost of services by $2,077 in 2003, mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

Selling, General & Administrative Expenses

	2003	2002	% Growth

	(In thousands)
Core Business	$126,315	$133,225	-5.2%
Acquired Businesses	19,462	—	—
Foreign Exchange	3,352	—	—
TOTAL SG&A	$149,129	$133,225	+11.9%

      Selling, general and administrative expenses increased by $15,904 or 11.9% from $133,225 in 2002 to $149,129 in 2003. This increase was mainly due to the inclusion of the two businesses we acquired in 2003 (ComStock and the HyperFeed Technologies, Inc.’s consolidated market data feed client contracts). Excluding these costs, and those relating to foreign exchange, selling, general and administrative expenses declined by 5.2% or $6,910. The main reasons for the reduction were the synergies achieved from merging SPS into the FT Interactive Data business. In addition, the write-off of certain capitalized development costs in Europe in 2002 contributed to the overall reduction. Offsetting these savings were restructuring charges totaling $3,311 related to the first stage in the integration of our US data centers, severance relating to the decision to move some of our European data collection to a lower cost site and costs related to the closure of our Index Services unit in Edinburgh, Scotland. We also recorded a charge of $1,368 related to the write down of the carrying value of a 5% interest we held in a company that was spun off in 2000. Overall, selling, general and administrative expenses as a percentage of revenue decreased from 35.5% in 2002 to 33.7% in 2003.

Depreciation

	2003	2002	% Growth

	(In thousands)
Core Business	$14,008	$14,500	-3.4%
Acquired Businesses	2,474	—	—
Foreign Exchange	325	—	—
TOTAL DEPRECIATION	$16,807	$14,500	+15.9%

      Depreciation expense increased by $2,307 or 15.9% mainly due to the inclusion of the two acquired businesses in 2003 referenced above. In addition, there was a small effect ($325) from the impact of foreign exchange, mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Depreciation in our ongoing core business declined by 3.4% mainly due a large number of fixed assets becoming fully depreciated in 2003. In addition, the majority of capital expenditure occurred in the final quarter of 2003 and the impact will not affect operating results until 2004.

Amortization

	2003	2002	% Growth

	(In thousands)
Core Business	$13,792	$18,737	-26.4%
Acquired Businesses	5,982	—	—
TOTAL AMORTIZATION	$19,774	$18,737	+5.5%

      Amortization expense increased from $18,737 in 2002 to $19,774 in 2003, an increase of 5.5% or $1,037. The main reason for the increase was the amortization relating to the acquisitions of ComStock and HyperFeed Technologies, Inc.’s consolidated market data feed client contracts of $5,982. Excluding these, amortization declined by 26.4%. The main reasons for the decline was due to certain intangibles relating to previous acquisitions and some intangibles created at the time of the merger of Data Broadcasting Corporation and Interactive Data in 2000 becoming fully amortized. (See Note 3 to the Consolidated Financial Statements).

Other Condensed Consolidated Financials

      Income from operations increased from $98,232 in 2002 to $115,349 in 2003, an increase of $17,117 or 17.4%. The increase in income from operations was due to the higher operating results discussed above.

      Other income decreased from $1,989 in 2002 to $1,100 in 2003, reflecting the decline in interest rates and lower invested cash following the acquisitions of ComStock on February 28, 2003 and HyperFeed Technologies, Inc.’s consolidated market data feed client contracts on October 31, 2003. Both of these entities were acquired using our existing cash resources.

      Income before taxes increased from $100,221 in 2002 to $116,449 in 2003 reflecting the higher income from operations being partially offset by lower other income.

      Our effective tax rate declined from 39.4% in 2002 to 38.0% in 2003 primarily due to the effect of tax planning initiatives instituted in 2003.

      We generated net income of $72,201 in 2003 compared with net income of $60,733 in 2002 an increase of $11,468 or 18.9%. This improvement was primarily due to the higher income from operations in 2003 as compared with 2002 as discussed above.

      We generated basic net income per share of $0.78 and diluted net income per share of $0.76 in 2003, as compared with basic net income per share of $0.67 and diluted net income per share of $0.65 in 2002. The increase was due to a combination of higher net income offset, in part, by a higher number of weighted average shares.

      Weighted average basic shares outstanding increased by 1.3% in 2003 and weighted average diluted shares increased by 0.8% in 2003 due to employee stock options exercised in 2003, as well as a higher level of stock options outstanding in 2003, partially offset by activity under our stock repurchase plan.

2002 versus 2001

Service Revenues

	2002	2001	% Growth

	(In thousands)
Institutional Services
FT Interactive Data	$294,313	$258,099	+14.0%
CMS BondEdge	29,643	28,860	+2.7%
Other	3,957	4,051	-2.3%
Foreign Exchange	3,082	—	NA
Institutional Services Total	330,995	291,010	+13.7%
Retail Investor Services
eSignal	39,542	38,822	+1.9%
Broadcast	4,478	10,170	-56.0%
Retail Investor Services Total	44,020	48,992	-10.1%
TOTAL SERVICE REVENUES	$375,015	$340,002	+10.3%

      Revenues increased from $340,002 in 2001 to $375,015 in 2002, an increase of $35,013 or 10.3%. Excluding the positive effect of foreign exchange, mainly due to the weakness of the US dollar against the UK pound sterling, underlying growth was 9.4%.

      Revenues within the Institutional Services segment increased from $291,010 in 2001 to $330,995 in 2002, an increase of $39,985 or 13.7% or excluding the effects of foreign exchange an increase of $36,903 or 12.7%. Revenues for our FT Interactive Data business increased by $36,214 or 14.0% from $258,099 in 2001 to $294,313 in 2002, reflecting growth in our FT Interactive Data business and the inclusion of the SPS business for 11 months of 2002. This increase also reflected the strong performance in new business from new subscriptions and growth from redistributor and usage revenues and moderate price increases of our evaluated pricing services. This growth was partially offset by a higher level of cancellations due to customers looking to lower costs in their data processing operations, as a result of the economic downturn in the overall financial services sector, industry consolidation and the loss of some revenue where customers used the SPS service as an independent backup to the FT Interactive Data service.

      Our CMS BondEdge division grew revenues by $783 or 2.7% as the division saw a slowdown in new business as a result of the reluctance of customers to commit to new services in the current economic environment.

      Other revenues declined by 2.3%, which mainly represents a slow down in our real-time foreign exchange data business due to the market conditions described above.

      Revenues for the Retail Investor Services segment declined by 10.1% or $4,972 from $48,992 in 2001 to $44,020 in 2002. This decrease includes an expected 56.0% or $5,692 decline in the Broadcast business as customers migrated to alternative information sources including eSignal’s Internet service. If the Broadcast revenues are excluded, the growth in revenues for the Internet delivered service was 1.9%. This modest increase was due to a change in the subscriber base, with a decline in active traders willing to subscribe to the full cost eSignal service being replaced by subscribers willing to pay for the basic eSignal service, as well as the growth resulting from eSignal providing feeds via redistributors’ to other active trader tools for a lower monthly subscription.

      Foreign exchange contributed $3,082 to revenues in 2002. This was mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.503 in 2002 compared with $1.44 in 2001.

Cost of Services

	2002	2001	% Growth

	(In thousands)
Core Business	$109,393	$103,618	+5.6%
Foreign Exchange	928	—	—
TOTAL COST OF SERVICES	$110,321	$103,618	+6.5%

      Cost of services increased by $6,703, or 6.5%, from $103,618 in 2001 to $110,321 in 2002. Excluding the impact of foreign exchange, the core cost of services grew by 5.6%. The increase was mainly due to the inclusion of the SPS business for 11 months in 2002. Cost of services as a percentage of revenue declined from 30.5% in 2001 to 29.4% in 2002. The main reasons for this decrease were the cost reductions made in our eSignal business to reflect the decline in the number of Broadcast subscribers, including reductions in communication and data acquisition costs as part of the planned phase-out of the broadcast business, combined with synergies achieved by combining the FT Interactive Data and SPS businesses.

Selling, General & Administrative Expenses

	2002	2001	% Growth

	(In thousands)
Core Business	$131,554	$122,066	+7.8%
Foreign Exchange	1,671	—	—
TOTAL SG&A	$133,225	$122,066	+9.1%

      Selling, general and administrative expenses increased by $11,159 or 9.1% from $122,066 in 2001 to $133,225 in 2002, primarily reflecting the inclusion of the SPS business in 2002. Excluding the impact of foreign exchange, the core cost of services grew by 7.8%. Selling, general and administrative expenses as a percentage of revenue decreased from 35.9% in 2001 to 35.5% in 2002. The main reason for this decrease was the decline in marketing and sales expenditures in our eSignal business combined with synergies from merging the SPS functions with those of FT Interactive Data. In 2002, we recorded restructuring charges in the U.S. and UK. These restructuring charges totaled $3,320 and were primarily related to employee severance. The severance, in part, was related to the European business initiation of a restructuring program to transfer part of its data collection operations from London, England to a lower cost site in Dublin, Ireland in order to gain cost synergies and improve productivity. We recorded costs of $1,100 associated with this restructuring.

Depreciation

	2002	2001	% Growth

	(In thousands)
Core Business	$14,332	$13,139	+9.1%
Foreign Exchange	168	—	—
TOTAL DEPRECIATION	$14,500	$13,139	+10.4%

      Depreciation expense increased by $1,361 or 10.4%, including a small effect ($168) from the impact of foreign exchange, resulting from the weakness of the US dollar against the UK pound sterling. Core depreciation increased by 9.1% mainly due to a growing level of investment in our technological infrastructure to accommodate the expanding volume of business and the acquisition of the SPS business.

Amortization

	2002	2001	% Growth

	(In thousands)
TOTAL AMORTIZATION	$18,737	$75,526	-75.2%

      Amortization expense declined from $75,526 in 2001 to $18,737 in 2002, a decrease of 75.2% or $56,789. The main reason for the decrease was the adoption of FAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result of adopting FAS 142, we ceased the amortization of goodwill.

Other Condensed Consolidated Financials

      Income from operations increased from $25,653 in 2001 to $98,232 in 2002. The increase in income from operations was due the higher operating results and lower amortization charges discussed above.

      Other income decreased from $2,882 in 2001 to $1,989 in 2002, reflecting the decline in interest rates on invested cash and the acquisition of the SPS business.

      Income before taxes increased from $28,535 in 2001 to $100,221 in 2002 reflecting the higher income from operations being partially offset by lower other income.

      Our effective tax rate declined from 85.0% in 2001 to 39.4% in 2002 due mainly to the reduction in non-deductible amortization expense between 2001 and 2002.

      We generated net income of $60,733 in 2002 compared with net income of $4,312 in 2001. This improvement was primarily due to the higher income from operations in 2002 as compared with 2001 discussed above.

      We generated basic net income per share of $0.67 and diluted net income per share of $0.65 in 2002, as compared with basic and diluted net income per share of $0.05 in 2001 due to a combination of higher net income offset, in part, by a higher number of weighted average shares.

      Weighted average basic shares outstanding increased by 0.3% in 2002 and weighted average diluted shares increased by 1.3% in 2002 due to options exercised in 2002 as well as higher level of stock options outstanding in 2002, partially offset by purchases under our stock repurchase plan.

Liquidity and Capital Resources

      Cash provided by operating activities was $109,554, $84,380 and $93,812, in 2003, 2002, and 2001, respectively. The increase in 2003 from 2002 of $25,174 was due to an increase in net income of $11,468, higher depreciation and amortization of $3,344, higher non cash items of $1,636 representing a charge of $1,368 related to the write off of the carrying value of a 5% interest in a company that was spun off in 2000, the introduction of a Senior Executive Deferred Stock Compensation program and a reduction of working capital investment of $12,099. Partially offsetting these positive items was a lower tax benefit from the exercise of employee stock options of $1,097. The working capital investment reduction was mainly due to the timing of payments for the UK and US pension plans, accrued bonuses, data center costs associated with our new North American Data Center, and income tax payable. The decline from 2001 to 2002 of $9,432 was due, in part, from increased accounts receivable following the acquisition of the SPS business in 2002 and higher billings in 2002 as compared with 2001.

      Our capital expenditures increased in 2003 to $21,503 from $13,561 in 2002 due mainly to the build out of our new North American Data Center. The increase in capital expenditures in 2002 of $13,561 from $12,609 in 2001 was mainly due to the integration of the SPS business acquired in January 2002. In 2004, capital expenditures are expected to be in the range of $20,000 to $23,000, as we continue the consolidation of our multiple data centers to our two main North American Data Centers, and take additional steps to improve the resiliency and disaster recovery abilities of all of our businesses.

      In 2001, we received $43,224 from the sale of investments and businesses. This amount included the net proceeds of $26,871 from the sale of our investment in MarketWatch, which we distributed to our stockholders by way of a dividend. We also received net proceeds of $3,853 from the sale of our FNS business and $12,500 from the disposition of our investment in Sportsline.com, Inc.

      Also in 2001, we received $6,084 from the exercise of 1,043,000 stock options and, we repurchased 2,000,000 shares of outstanding common stock for a total price of $24,273.

      In 2001, we entered into an unsecured credit facility for $10,000 with KeyBank National Association that expired on May 1, 2002. During 2001 and 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. We did not renew the facility.

      On January 31, 2002, we acquired the SPS business from Merrill Lynch, Pierce, Fenner & Smith Incorporated. The consideration was $48,000 in cash. The consideration was paid from our existing cash resources.

      In 2002, we received $10,411 from the exercise of 1,404,000 stock options and the issuance of 50,000 shares in connection with the Employee Stock Purchase Plan. For the year ended December 31, 2002, we repurchased 100,000 shares of outstanding common stock for a total price of $1,377.

      In 2003, we acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”) for $115,972, in cash. We funded this acquisition from our existing cash resources. In 2003, we also acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,375 with the balance to be paid over 24 months as agreed upon milestones are reached, offset by cash acquired of $1,011. We funded this acquisition from our existing cash resources.

      In 2003, we repurchased 100,000 shares of outstanding common stock for a total cost of $1,330. Also, in 2003, we received $9,925 from the exercise of 1,195,000 stock options and the issuance of 118,000 shares in connection with the Employee Stock Purchase Plan.

      We believe that the cash generated by operating activities will be sufficient to meet our cash needs. We currently have no long-term debt.

Income Taxes

      We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Related Parties Transactions

      We and Pearson plc (“Pearson”) are parties to a management services agreement that became effective as of February 29, 2000. Pearson owns approximately 60% of our issued and outstanding common stock. This agreement governs the provision of services by either company to the other and renews annually.

      Pursuant to the agreement, Pearson provides certain services us and we provide certain services to Pearson. The services provided by Pearson afford us administrative convenience and we believe the terms of such services are more favorable to us than if we had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel employee health benefit plans and insurance plans in the United States and United Kingdom and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain of our subsidiaries, primarily in the United Kingdom. The services provided by us to Pearson include financial information and property services. During 2003, we ended some of the services provided by Pearson and moved them in-house or to a third party provider. These included billing, accounts payable, accounts receivable and payroll services. A majority of the charges for services to and from Pearson are at cost. Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. Certain of our directors are employees of Pearson. The independent committee of our Board of Directors, which consists of four directors, none of whom are employees of Pearson, approved the management services agreement on our behalf. There was no material effect on our financial condition or results of operations as a result of entering into this agreement. If Pearson’s services to us were to be terminated, we would be required to seek equivalent services in the open market at potentially increased costs. In addition, we would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on our administrative resources. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on our behalf. The independent committee approves any such amendments. From time to time, we assess the ongoing relationships between the Company and Pearson, and if we determine that it would be more advantageous for us to secure any such services outside of Pearson, we pursue doing so.

      In 2001, Pearson’s Financial Times Group entered into a trademark license agreement with us authorizing us to use the “FT” and “Financial Times” trademarks and logos in our business. The license grants us the right to use the FT and Financial Times brands for a five-year period for one British Pound with an automatic renewal thereafter, unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The independent committee of our Board of Directors approved this agreement on our behalf.

      On March 26, 2001, we purchased used equipment comprised of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at, or lower than discounts offered elsewhere for comparable equipment. The purchase was approved by the independent committee of the Board of Directors.

      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2003, 2002 and 2001, we incurred net (income)/ expense of $(22), $413, and ($1,969) for these services provided to Pearson and received from Pearson.

      The Company purchased news and web advertising from MarketWatch in the amount of $1,381 and $143, respectively, for the twelve months ended December 31, 2001 and $1,050 and $33, respectively, for the twelve months ended December 31, 2002 and $0 and $53, respectively, for the twelve months ended December 31, 2003. In 2002, the Company entered into a revenue sharing agreement with MarketWatch the Company paid MarketWatch $35 and $38 respectively, for the twelve months ended December 31, 2003 and December 31, 2002. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the twelve months ended December 31, 2001 and these amounts were recorded as reductions of the gross expenses incurred by the Company. In 2002, the Company charged MarketWatch $20 and in 2003 charged MarketWatch $16 for other services and these amounts were recorded as reductions of the gross expenses incurred by the Company.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

      The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, accrued liabilities, income taxes, retirement plans, stock based compensation and contingencies and commitments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      Revenue is recognized over contractual periods as services are performed. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenues received in advance of service being performed by deferring such amounts until the related services are performed. From time to time, we are required to adjust revenue associated with incorrect billings and data accessed inadvertently by customers. We maintain a reserve for these adjustments based upon historical experience and believe that the reserve established as of December 31, 2003 is adequate.

Goodwill

      Goodwill is recorded in connection with business acquisitions and represents the excess purchase price over the fair value of identifiable net assets at the acquisition date. On January 1, 2002, we adopted Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). As a result of the adoption of this standard, we ceased recording amortization expense associated with our goodwill.

      FAS 142 requires an impairment test for our reporting units to be performed on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit, determined using a discounted cash flow model to the net book value of the reporting unit. Projections used in these analyses are consistent with those used by management to run the Company and make capital allocation decisions. If impairment is indicated due to the book value being in excess of the fair value, the goodwill is written down to its implied fair value. We typically utilize the services of a third party business valuation firm to assist in this process.

Accrued Liabilities

      We maintain balances for certain accrued liabilities as they relate to employee costs such as bonuses and other costs such as data charges and royalties. These amounts are based upon management’s best estimates and judgment based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Retirement Plans

      We record pension activity in accordance with Financial Accounting Standard No. 87, “Employer’s Accounting for Pensions”. Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees and the Plan also includes certain of our U.S. employees. Pension costs are actuarially determined. We fund pension costs attributable to our employees to the extent allowable under IRS regulations. In 2001, we froze the benefits associated with the Plan. There was no gain or loss recorded as a result of the curtailment. The actuarially determined liability is based on estimates such as the discount rate associated with future liabilities under the Plan, expected return on plan assets and the rate of increase of compensation costs of participants in the plan. These estimates are based on our best estimates of future events associated with the Plan.

Stock Based Compensation

      In 2000, we adopted the 2000 Long Term Incentive Plan (as amended from time to time, the “2000 Plan”). Under the 2000 Plan, the compensation committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees as well as persons who provide consulting or other services to us. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the compensation committee. The exercise price for all options granted to date has been equal to the market price at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period. The Plan has a ten-year term and terminates in February 2010.

      In 2002, we adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. In 2002, employees purchased approximately 50,000 shares at a price of $12.04 per share. In 2003, employees purchased approximately 118,000 shares at a price of $11.24 per share. As of December 31, 2003, 1,832,000 shares were reserved for future issuance.

      In June 2003, we awarded deferred stock compensation to certain executives under the 2000 Plan. We granted an aggregate of 75,999 deferred stock units of common stock. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to this grant is $1,290, which will be amortized over a three year period. As of December 31, 2003, $233 has been expensed. The remaining unamortized deferred compensation cost at December 31, 2003 is $1,057.

      As discussed in Note 1 to the consolidated financial statements, we apply APB Opinion No. 25 in accounting for stock based compensation and, accordingly, no compensation cost has been recognized for stock options or employee stock purchase plan in the consolidated financial statements.

Intangible Assets

      Intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to twenty five years. The carrying amount of these balances is evaluated periodically in relation to the operating performance and fair value of the underlying assets. Adjustments are recorded if the fair value is determined to be less than book value.

Income Taxes

      Income tax assets and liabilities are determined by taxable jurisdiction. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $40,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. We have net operating loss carry forwards (“NOLs”) that were generated in prior years. The annual utilization of the NOLs is restricted by applicable tax regulations. We have provided a valuation allowance for certain NOLs whose utilization is dependent upon state tax limitations.

      Throughout the year we determine our periodic income tax expense based upon our current period income and our estimated annual effective tax rate. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our annual effective tax rate.

Commitment and Contingencies

      We have no outstanding debt. We meet our existing working capital and capital expenditure needs from our existing operating cash flow.

      In 2001, we entered into an unsecured credit facility for $10,000 with KeyBank National Association that expired on May 1, 2002. During 2001 and 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. We did not renew the facility.

      We have obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for our corporate headquarters, sales offices, major operating units and data centers. Approximate annual future commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

	Real Estate	Distribution
	and Equipment	Agreements

2004	$12,429	$130
2005	11,053
2006	8,660
2007	7,290
2008	10,154
Thereafter	21,077	—

Total minimum lease payments	$70,663	$130

      We expect to satisfy our lease obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2005. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Inflation

      Although management believes that inflation has not had a material effect on the results of operations during the past three years, there can be no assurance that results of operations will not be affected by inflation in the future.

Seasonality

      We have not experienced any material seasonal fluctuations in our business. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. financial markets were to suffer a prolonged period of investor inactivity in trading securities, our business could be adversely affected. The degree of such consequences is uncertain. Exposures in this area are somewhat mitigated by our service offerings in non-U.S. markets.

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

      In August 2001, FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2003. The adoption of this standard did not have an immediate impact on our financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted FAS 146 on January 1, 2003. The adoption of FAS 146 did not have a material impact on our financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”). This Interpretation expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it had issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on our financial position or results of operations.

Consolidation of Variable interest Entities

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. We do not have any interests that would change our current reporting entity or require additional disclosure outlined in FIN No. 46.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ( SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. We will continue to evaluate the impact of SFAS 150 on our financial position and results of operations.

Employers’ Disclosures about Pensions and Other Post Retirement Benefits

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

Information Regarding Forward-Looking Statements

      From time to time, including in this Annual Report on Form 10-K and our annual report to shareholders, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include the following:

      We compete against companies with greater financial resources. We operate in highly competitive markets in which we compete with other distributors of financial and business information and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand product offerings and data content more effectively and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their products. Increased competition in the future could limit our ability to maintain or increase our market share or maintain our margins, and could have a material adverse effect on our business, financial condition or operating results.

      A prolonged outage at one of our data centers could result in reduced revenue and the loss of customers. Our customers rely on us for time sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses and other events beyond our reasonable control. We maintain back-up facilities for each of our major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events, however, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through controls and back-up data centers there can be no assurance that such efforts will be successful or effective.

      If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We generally obtain data via license agreements. The disruption of any license agreement with a major data supplier, such as the New York Stock Exchange, could disrupt our operations and lead to an adverse impact on our results of operations.

      Our inability to maintain relationships with service bureaus and custodian banks would decrease our revenue. Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. If this trend shifts or any of these relationships are disrupted or are terminated, our results of operations could be adversely impacted.

      A decline in activity levels in the securities markets could lower demand for our products and services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial data and information market demand is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the U.S. or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be adversely affected. We have experienced higher than normal cancellations or downgrades as a result of the cost cutting pressures evident in the financial services sector in recent years and such cancellations or downgrades may continue.

      Consolidation of financial services within and across industries could lower demand for our products and services. As consolidation occurs and synergies are achieved, the number of potential customers for our products and services decreases. This consolidation has two forms: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our products and services combine, they may terminate or reduce duplicative subscriptions for our products and services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We have experienced higher than normal cancellations as a result of this trend in recent years and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization resulting from consolidations, could have a material adverse effect on our revenues.

      New product offerings by competitors or new technologies could cause our products or services to become obsolete. We operate in an industry that is characterized by rapid and significant technological changes, frequent new products, services, data content and coverage enhancements and evolving industry standards. Without timely introduction of new products, services and data content and coverage enhancements, our products and services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current products and services, to enhance data content and coverage and to introduce new products, services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new products and services into the market and our ability to compete would be adversely impacted. Further if we are unsuccessful at developing and introducing new products and services that are appealing to customers, with acceptable prices and terms, or if any such new products and services are not timely made available, our ability to compete would be adversely impacted. In both cases our ability to generate revenues could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current products and services in order to effectively expand into new geographic areas. In addition, new products, services, data content and coverage that we may develop and introduce may not achieve market acceptance; lack of market acceptance would result in lower revenues.

      We may fail to derive the anticipated benefits from our acquisitions. A significant part of our growth strategy has been and continues to be growth through strategic acquisition. The success of any acquisition depends in part on our ability to integrate the acquired business or assets. Successful integration of a business involves the integration of some or all of the following: sales, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources and detract from the resources remaining for our pre-existing businesses. Further we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, for example, supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure.

      We provide services to financial institutions that are subject to significant regulatory oversight and any investigation of us or our clients relating to our services could be expensive, time consuming and harm our reputation. The securities laws and other regulations that govern our activities and the activities of our clients are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the United States and foreign countries. Any investigation by a regulatory agency of one of our clients or us, whether or not founded, could cause us to incur substantial costs and distract our management from our business. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit due to actual or alleged violations of one or more of their regulatory obligations, we could become subject to intense scrutiny. The intense scrutiny could involve an examination of whether the services we provided to the customer during the time period of the alleged violation were related to or had contributed in any manner to the commission of the violation. We may be required to expend a significant amount of resources explaining and/or defending the services we provided. In addition, the negative publicity associated with any public investigation could adversely affect our ability to retain current clients and attract new clients.

      Our FT Interactive Data subsidiary is a registered investment advisory and is subject to significant regulatory obligations. The securities laws and other regulations that govern our activities as a registered investment advisor are complex. These regulations are issued by federal agencies, including the SEC, state authorities and other governmental entities both in the United States and foreign countries. If we were to ever lose our investment advisor status, we could no longer operate those portions of our business that require us to qualify as an investment advisor. Recently, the financial services industry, and in particular the mutual fund industry, has received negative publicity, which has led to increased legislation, regulation, review of industry practices and private litigation. As the regulatory obligations applicable to investment advisors increase our compliance costs likewise increase. There are currently several pending proposals for new compliance rules and procedures and, in addition, in this era of heightened scrutiny, we are devoting additional resource to compliance. The inability to provide one or more of our services would adversely impact revenues and could have a material adverse affect on our business and results of operation.

      We may not be able to attract and retain key personnel. We depend on our ability to attract and retain qualified personnel to operate and expand our business. We do not have employment agreements with any of our key personnel, and we may not be able to retain the services of our key personnel. Our ability to replace any key personnel who resigns may be difficult and may take an extended period of time because of the limited number of senior individuals in the financial information industry with the breadth of skills and experiences required to operate and successfully expand a business such as ours or perform some of the key business functions we require. Competition to hire from this limited pool is intense, and we may not be able to hire or retain these personnel.

      Pearson plc has the ability to control us. Pearson plc directly or indirectly holds approximately 60% of our issued and outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over our management and our affairs, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of our stockholders.

      The foregoing discussion of risks, uncertainties, and assumptions is by no means complete but is designed to highlight important factors that may impact our results of operation and our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have operations in Europe, primarily the United Kingdom and operations in Asia located in Australia, Hong Kong and Singapore with the primary operations in Australia. We have foreign currency exposure related to our operations in international markets where it transacts business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. Our primary exposure to foreign currency exchange rate risks rest with the UK Sterling to US Dollar exchange rate due to the significant size of our operations in the United Kingdom.

      The revenues for the past three years and assets for the past two years, by geographic region, is as follows:

	2003	2002	2001

Revenues
Europe	$89,990	$67,913	$67,384
Asia	6,167	4,974	4,599

Total	$96,157	$72,887	$71,983

Long Lived Assets
Europe	$124,275	$77,886
Asia	2,579	1,965

Total	$126,854	$79,851

      We do not enter into any hedging or derivative arrangements and we do not hold any market risk sensitive instruments for investment or other purposes.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Interactive Data Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 24, 2004

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
SERVICE REVENUES	$442,690	$375,015	$340,002
COSTS AND EXPENSES
Cost of services	141,631	110,321	103,618
Selling, general and administrative	149,129	133,225	122,066
Depreciation	16,807	14,500	13,139
Amortization	19,774	18,737	75,526

Total costs and expenses	327,341	276,783	314,349

INCOME FROM OPERATIONS	115,349	98,232	25,653
Other income, net	1,100	1,989	2,882

INCOME BEFORE INCOME TAXES	116,449	100,221	28,535
Income tax expense	44,248	39,488	24,223

NET INCOME	$72,201	$60,733	$4,312

Other comprehensive income (loss)
Foreign currency translation adjustment	14,983	8,004	(1,779)
Additional minimum pension liability	—	(2,685)	—

COMPREHENSIVE INCOME	$87,184	$66,052	$2,533

Weighted average shares outstanding:
Basic	92,319	91,159	90,844
Diluted	94,450	93,730	92,510
NET INCOME PER SHARE:
Basic	$0.78	$0.67	$0.05
Diluted	$0.76	$0.65	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except for share data)
ASSETS
Cash and cash equivalents	$131,639	$153,243
Accounts receivable, net of allowance for doubtful accounts of $6,467 and $4,950 at 2003 and 2002, respectively	75,785	53,924
Prepaid expenses and other current assets	6,773	5,366
Deferred income taxes	4,640	6,487

Total current assets	218,837	219,020
Property and equipment, net	46,193	36,786
Goodwill	462,323	381,790
Other intangible assets, net	182,305	125,003
Other assets	664	2,628

Total Assets	$910,322	$765,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$9,877	$10,805
Accrued liabilities	62,311	52,938
Payables to affiliates	1,279	1,789
Income taxes payable	12,948	9,235
Deferred revenue	30,336	22,786

Total current liabilities	116,751	97,553
Deferred tax liabilities	29,204	3,305
Other liabilities	1,836	1,626

Total Liabilities	147,791	102,484
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred Stock	—	—
Common stock $0.01 par value Authorized: 200,000,000 shares; 95,011,707 issued and 92,811,707 outstanding at December 31, 2003 and 93,698,789 issued and 91,598,789 outstanding at December 31, 2002	950	937
Additional paid-in capital	801,448	786,470
Treasury Stock, at cost, 2,200,000 and 2,100,000 shares, at December 31, 2003 and 2002, respectively	(26,980)	(25,650)
Accumulated deficit	(22,197)	(94,398)
Accumulated other comprehensive income (loss)	10,367	(4,616)
Deferred stock based compensation	(1,057)	—

Total Stockholders’ Equity	762,531	662,743

Total Liabilities and Stockholders’ Equity	$910,322	$765,227

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$72,201	$60,733	$4,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,581	33,237	88,665
Tax benefit from exercise of stock options	3,776	4,873	2,682
Deferred income taxes	(543)	1,733	(7,928)
Other non-cash items, net	1,892	256	267
Changes in operating assets and liabilities, net:
Accounts receivable and due from affiliates, net	(13,910)	(6,518)	4,943
Prepaid expenses and other assets	932	(1,635)	1,355
Accounts and taxes payable and due to affiliates, net	1,609	(5,556)	628
Accrued expenses and other liabilities	1,071	(556)	789
Deferred revenue	5,945	(2,187)	(1,901)

NET CASH PROVIDED BY OPERATING ACTIVITIES	109,554	84,380	93,812

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(21,503)	(13,561)	(12,609)
Acquisition of businesses	(122,336)	(48,000)	—
Net proceeds from sales of investments and business	—	—	43,224
Other investing activities	506	680	719

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(143,333)	(60,881)	31,334

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,925	10,411	6,084
Purchase of treasury stock	(1,330)	(1,377)	(24,273)
Distribution of dividends	—	—	(26,871)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,595	9,034	(45,060)
Effect of change in exchange rate	3,580	2,188	(216)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,604)	34,721	79,870
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,243	118,522	38,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,639	$153,243	$118,522

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(37,066)	$(33,484)	$(29,007)
Cash received for interest	$1,123	$2,031	$3,050

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Treasury				Other
			Stock	Treasury	Additional	Deferred	Comprehensive		Total
	Number of		Number of	Stock	Paid in	Compensation	Income	Accumulated	Stockholders’
	Shares	Par Value	Shares	Costs	Capital	Cost	(Loss)	Deficit	Equity

Balance, December 31, 2000	91,202	$912	—	$—	$789,199	$—	$(8,156)	$(159,443)	$622,512
Distribution of dividend	—	—	—	—	(26,871)	—	—	—	(26,871)
Exercise of stock options	1,043	10	—	—	6,074	—	—	—	6,084
Tax benefit from exercise of stock options	—	—	—	—	2,682	—	—	—	2,682
Purchase of treasury stock	—	—	2,000	(24,273)	—	—	—	—	(24,273)
Other comprehensive income	—	—	—	—	—	—	(1,779)	—	(1,779)
Net income	—	—	—	—	—	—	—	4,312	4,312

Balance, December 31, 2001	92,245	$922	2,000	$(24,273)	$771,084	$—	$(9,935)	$(155,131)	$582,667

Exercise of stock options	1,404	14	—	—	9,799	—	—	—	9,813
Issuance of stock in connection with employee stock purchase plan	50	1	—	—	597	—	—	—	598
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,873	—	—	—	4,873
Exercise of extended stock options					117	—			117
Purchase of treasury stock	—	—	100	(1,377)	—	—	—	—	(1,377)
Other comprehensive income	—	—	—	—	—	—	5,319	—	5,319
Net income	—	—	—	—	—	—	—	60,733	60,733

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)	$786,470	$—	$(4,616)	$(94,398)	$662,743

Exercise of stock options	1,195	12	—	—	8,580	—	—	—	8,592
Issuance of stock in connection with employee stock purchase plan	118	1	—	—	1,332	—	—	—	1,333
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,776	—	—	—	3,776
Purchase of treasury stock	—	—	100	(1,330)	—	—	—	—	(1,330)
Deferred stock-based compensation plan cost	—	—	—	—	1,290	(1,290)	—	—	—
Amortization of deferred stock-based compensation plan	—	—	—	—	—	233	—	—	233
Other comprehensive income	—	—	—	—	—	—	14,983	—	14,983
Net income	—	—	—	—	—	—		72,201	72,201

Balance, December 31, 2003	95,012	$950	2,200	$(26,980)	$801,448	$(1,057)	$10,367	$(22,197)	$762,531

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

      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services subsidiary. The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and money market investments. At December 31, 2003 and 2002, cash and cash equivalents included cash equivalents of $114,663 and $134,538, respectively.

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

Accounts Receivable, Concentration of Credit Risk and Uncertainties

      The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large client base and its geographical dispersion. No single customer accounts for more than 10% of revenues or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial conditions are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

      In addition, the Company has temporary cash investments. At December 31, 2003 approximately $114,663 of cash equivalents were deposited in money market accounts. These accounts are largely invested in U.S. Government obligations and investment grade commercial paper, thereby limiting credit risk. At December 31, 2003, the Company believes that it had no significant concentrations of credit risk.

Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company’s practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely. The Company’s practice is to permanently reinvest the unremitted earnings of its subsidiaries and, accordingly taxes have not been provided on approximately $40,000 of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

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

Other Intangible Assets

      Other intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to twenty five years.

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

Capitalized Software Costs

      Capitalized software costs include costs incurred in connection with the development of internal use software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Costs associated with internally developed software are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. In 2003, the Company capitalized approximately $2,958 related to the development of internal use software. In 2003, amortization expense associated with the internally developed software was $1,756. At December 31, 2003, the remaining book value of the software developed for internal use was $6,165. Amortization is computed on a case-by-case basis over the estimated economic life of the software, which ranges from three to five years. Also, in 2002, the Company wrote off $2,800 of capitalized development projects in Europe, as a result of the Company’s decision to cancel these projects.

Translation of Foreign Currencies

      The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholder’s equity as other comprehensive income. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as selling, general and administrative expense.

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

Restructuring Charges

      In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of December 31, 2003, the remaining restructuring accrual is $439 which consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2004. In 2003, the Company recorded restructuring charges in

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the UK and US. These restructuring charges totaled $3,311 and were primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of December 31, 2003, the remaining restructuring accrual that pertains to the 2003 charges is $2,931. The Company expects to complete the majority of these payments by December 31, 2004.

Research and Development Costs

      Expenditures for research and development are expensed as incurred. The Company expensed approximately $2,726, $2,481 and $2,327 in research and development costs during the years ended December 31, 2003, 2002 and 2001, respectively, primarily related to the development of new services.

Advertising Costs

      Advertising expenditures consists of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $4,786, $5,216 and $5,886 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under this method, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

      The following pro forma information presents the Company’s net income and basic and diluted net income per share for the years ended December 31, 2003, 2002 and 2001 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Year Ended December 31,

	2003	2002	2001

Net income as reported	$72,201	$60,733	$4,312
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(9,358)	(11,060)	(2,972)

Pro forma, net	$62,843	$49,673	$1,340
Earnings per share
Basic — as reported	$0.78	$0.67	$0.05
Basic — pro forma	$0.68	$0.54	$0.01
Diluted — as reported	$0.76	$0.65	$0.05
Diluted — pro forma	$0.67	$0.53	$0.01

      See Note 9 for further details on the fair value methodology employed by the Company to determine the above pro forma effects of FAS 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      The Company calculates its earnings per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share”. Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share amounts).

      Stock options to purchase approximately 1,842, 2,564 and 20 shares of common stock were outstanding during the years ended December 31, 2003, 2002, and 2001, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Additionally, 76 deferred stock units were outstanding during 2003 (Note 9) and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these stock options and deferred stock units were antidilutive in fiscal 2003, 2002, and 2001, they may be dilutive in future years’ calculations.

	For the Twelve Months Ended
	December 31, 2003

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders — basic	$72,201	92,319	$.78
Effect of dilutive securities:
Stock options	—	2,131	(.02)

Net income available to common stockholders — diluted	$72,201	94,450	$.76

	For the Twelve Months Ended
	December 31, 2002

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders — basic	$60,733	91,159	$0.67
Effect of dilutive securities:
Stock options	—	2,571	(.02)

Net income available to common stockholders — diluted	$60,733	93,730	$0.65

	For the Twelve Months Ended
	December 31, 2001

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income available to common stockholders — basic	$4,312	90,844	$0.05
Effect of dilutive securities:
Stock options	—	1,666	—

Net income available to common stockholders — diluted	$4,312	92,510	$0.05

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	New Accounting Pronouncements

Asset Retirement Obligations

      In August 2001, the FASB issued Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of this standard did not have any immediate impact on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting for the costs associated with exit or disposal activities. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring).” FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

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

Consolidation of Variable interest Entities

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. The Company does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ( SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company will continue to evaluate the impact of SFAS 150 on its financial position and results of operations.

Employers’ Disclosures about Pensions and Other Post Retirement Benefits

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

3.	Mergers and Acquisitions

      On February 29, 2000, Data Broadcasting Corporation completed the Merger with Interactive Data Corporation, a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson plc. Upon the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services subsidiary.

      The Merger was accounted for as a reverse acquisition. Accordingly, the historical financial statements of FT Interactive Data Corporation are the historical financial statements of the Company.

      Assets acquired totaled $565,373 and included cash, goodwill, an investment in MarketWatch.com and intangible assets. Liabilities acquired totaled $127,079 and included accounts payable, accrued expenses and deferred tax liabilities.

      Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of December 31, 2000, all accrued professional costs had been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2003, accrued acquisition costs remaining were $268. An additional $3,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued acquisition costs are comprised of the following:

	Employee	Lease
	Severance	Terminations	Other	Total

Balance, December 31, 2000	2,835	1,585	335	4,755
2001 payments/adjustments	1,245	702	145	2,092

Balance, December 31, 2001	1,590	883	190	2,663
2002 payments	1,008	883	190	2,081

Balance, December 31, 2002	582	—	—	582
2003 payments/adjustments	314	—	—	314

Balance, December 31, 2003	$268	$—	$—	$268

      On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000 and was funded from the operating cash of FT Interactive Data Corporation. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,088, consisting of severance costs and legal and accounting services. As of December 31, 2003, $1,069 of the acquisition costs have been paid.

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

      The acquisition was accounted for as follows:

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	17,768
Deferred tax assets	448

$49,088
Liabilities
Accrued acquisition costs	$1,088
Total Purchase Price	$48,000

      On February 28, 2003, the Company acquired the stock of S&P ComStock, Inc from The McGraw-Hill Companies, Inc. and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”). This acquisition provides the Company direct access to real-time market data from more than 300 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company with the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of December 31, 2003, $922 of the acquisition costs have been paid. The Company expects the remaining costs, consisting mainly of employee severance, to be paid by December 31, 2004.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired based on their fair values as determined by an independent third party appraisal. The intangible assets are being amortized over a period ranging from two to twenty-five years. The Company’s financial statements for the twelve months ended December 31, 2003 include the results of operations of ComStock subsequent to the acquisition date.

      The acquisition was accounted for as follows:

Assets
Accounts receivable, net	$6,683
Prepaid expenses and other current assets	935
Fixed assets	3,987
Customer lists	30,900
Service Contracts	16,700
Trademarks	1,700
Computer Software/ Technology	20,400
Goodwill	72,036

$153,341
Liabilities
Accrued liabilities	$5,712
Deferred revenue	2,257
Deferred tax liabilities, net	28,150
Accrued acquisition costs	1,250

$37,369

Total Purchase Price	$115,972

      On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,375 with the balance to be paid over 24 months subject to the achievement of certain milestones, offset by cash acquired of $1,011. The Company funded this acquisition from its existing cash resources.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition was accounted for as follows:

Assets
Cash	$1,011
Accounts receivable	579
Customer lists	6,835
Service contract	540
Prepaid expenses	29

$8,994
Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$7,375

4.	Sale of Business

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

5.	Property and Equipment

      Property and equipment consisted of the following at December 31:

	Useful Life	2003	2002

Computer and communication equipment	3-5 years	$78,709	$64,828
Leasehold improvements	Life of lease	25,835	18,499
Furniture and fixtures	3-10 years	17,504	14,173
Capitalized software	3-5 years	15,035	14,311

		137,083	111,811
Less accumulated depreciation		(90,890)	(75,025)

		$46,193	$36,786

      Depreciation expense was $16,807, $14,500 and $13,139 for the years ended December 31, 2003, 2002 and 2001, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

      Intangible assets consist of the following:

		December 31, 2003			December 31, 2002
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value

Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,739)	53
Computer software	7.1 years	62,886	(42,744)	20,142	42,486	(39,019)	3,467
Customer lists	11.5 years	208,336	(64,292)	144,044	170,600	(49,117)	121,483
Service Contracts	24.1 years	17,240	(727)	16,513	—	—	—
Trademarks	15.0 years	1,700	(94)	1,606	—	—	—

Total		$388,454	$(206,149)	$182,305	$311,378	$(186,375)	$125,003

      Estimated amortization expense of intangible assets is as follows:

For year ended 12/31/04	$22,107
For year ended 12/31/05	$20,074
For year ended 12/31/06	$19,799
For year ended 12/31/07	$19,403
For year ended 12/31/08	$19,324

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

Balance as of January 1, 2002	$353,748
Goodwill acquired during year	17,768
Workforce intangible and related deferred taxes reclassified to goodwill upon adoption of FAS 142	4,187
Purchase accounting adjustments	(119)
Impact of change in foreign exchange rates	6,206

Balance as of December 31, 2002	$381,790
Goodwill acquired during the year	72,036
Purchase accounting adjustments	(4,271)
Impact of change in foreign exchange rates	12,768

Balance as of December 31, 2003	$462,323

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The impact on net income and earnings per share as a result of the adoption of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), for the year ended December 31 is as follows:

	2003	2002	2001

Reported net income	$72,201	$60,733	$4,312
Add back: goodwill/workforce amortization	—	—	39,018

Adjusted net income	$72,201	$60,733	$43,330
Basic earnings per share:
Reported net income	$.78	$.67	$.05
Goodwill amortization	—	—	.43
Adjusted earnings per share	$.78	$.67	$.48
Diluted earnings per share:
Reported net income	$.76	$.65	$.05
Goodwill amortization	—	—	.42
Adjusted diluted earnings per share	$.76	$.65	$.47

      The Company does not allocate goodwill to its operating segments due to the fact that the Company’s chief operating decision maker does not use this information in evaluating the operations for each of the Company’s segments. (See Note 15 for further discussions of the Company’s segments).

7.	Accrued Liabilities

      Accrued expenses consist of the following at December 31:

	2003	2002

Bonus	$10,884	$9,307
Payroll taxes	1,768	1,501
Employee related costs	16,542	15,232
Commissions	1,883	1,590
Professional services	3,516	3,610
Acquisition costs (Note 3)	615	1,538
Data center costs	4,752	2,135
Property costs	2,963	1,216
Travel costs	530	465
Royalties	5,763	2,749
Sales taxes	2,853	2,418
Data charges	6,199	6,354
Franchise/property taxes	102	521
Other discontinued operations	—	925
Other	3,941	3,377

	$62,311	$52,938

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Credit Arrangements

      In 2001, the Company entered into an unsecured credit facility for $10,000 with KeyBank National Association. During 2002, there were no borrowings associated with this credit facility and at December 31, 2002, there was no outstanding balance. The credit facility consisted of a $10,000 line of credit, which matured on May 1, 2002. The Company did not renew the facility.

9.	Stock Based Compensation

Employee Stock Purchase Plan

      In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During 2003, employees purchased approximately 118 shares at a price of $11.24 per share. At December 31, 2003, 1,832 shares were reserved for future issuance.

Employee Stock Option Plan

      In 2000, the Company adopted the 2000 Long Term Incentive Plan (as amended and in effect from time to time, the “2000 Plan”). Under the 2000 Plan the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted employees under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the related shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

      Stock option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding, December 31, 2001	7,689	7.82
Granted	2,610	16.15
Exercised	(1,404)	6.99
Canceled	(276)	9.88

Outstanding, December 31, 2002	8,619	$10.43
Granted	2,107	16.40
Exercised	(1,195)	7.20
Canceled	(173)	12.36

Outstanding, December 31, 2003	9,358	$12.15

Exercisable, December 31, 2003	4,259	$9.93

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003.

      Range of option exercise prices:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

$2.88 to $4.31 (Avg. life: 6.10 years)	143	$3.59	115	$3.57
$4.41 to $6.53 (Avg. life: 5.00 years)	499	5.01	470	5.02
$7.69 to $11.23 (Avg. life: 7.30 years)	4,117	8.73	2,643	8.69
$12.50 to $18.50 (Avg. life: 8.80 years)	4,599	16.25	1,031	16.04

	9,358		4,259

      As discussed in Note 1, the Company applies APB Opinion No. 25 in accounting for stock based employee compensation and, accordingly, no compensation cost has been recognized for its employee stock options or employee stock purchase plan in the consolidated financial statements.

      The fair value of stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Risk free interest rate	2.00%	3.87%	4.25%
Expected life (in years)	4.00	4.00	4.00
Volatility	61%	77%	90%
Expected dividend yield	0%	0%	0%
Weighted average fair value	$8.09	$9.52	$5.93

      The fair value of stock issued related to the employee stock purchase plan implemented in 2002 was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions.

	2003	2002

Risk free interest rate	1.20%	1.78%
Expected life (in years)	0.50	0.47
Volatility	25%	39%
Expected dividend yield	0%	0%
Weighted average fair value	$2.64	$3.75

Deferred Stock Compensation

      In June 2003, the Company awarded deferred stock compensation to certain executives under the 2000 Plan. An aggregate of 75,999 deferred stock units of the Company’s common stock were granted. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to this grant is $1,290, which will be amortized over a three-year period. As of December 31, 2003, $233 has been expensed. The remaining unamortized deferred compensation cost at December 31, 2003 is $1,057.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

      In addition to the Company’s common stock, the Company may issue up to 5,000 preferred shares, at $0.01 par value, with terms determined by the Board of Directors, without any further action by the stockholders of the Company. At December 31, 2003, no such stock has been issued.

      On January 16, 2001, the Company paid a special dividend of $26,871 to stockholders of record on January 8, 2001. This dividend related to the proceeds received from the sale of the Company’s investment in MarketWatch, less $17 paid in administrative related fees.

11.	Commitments and Contingencies

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

	Real Estate	Distribution
	and Equipment	Agreements

2004	$12,429	$130
2005	11,053
2006	8,660
2007	7,290
2008	10,154
Thereafter	21,077	—

Total minimum lease payments	$70,663	$130

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

      Rental expense was $14,251, $10,491, and $9,476 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company might have facilitated federal securities laws violations committed by unidentified other parties and advised us of its intention to recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. We later learned that the SEC staff was concerned about evaluated prices for a small number of high-yield municipal bonds provided by the Company in March through early May 2000 and in July-August 2000. FT Interactive Data, the Company’s principal operating subsidiary, entered into a settlement with the SEC without admitting or denying the SEC’s formal findings. The settlement is embodied in an administrative order that was issued by the SEC on December 11, 2003. As reflected in that order, FT Interactive Data was censured, paid a civil penalty of $125,000, and was required to implement some new valuation and record keeping procedures for high-yield municipal securities and other securities for which market quotations are not readily. There will not be insignificant costs associated with FT Interactive Data’s increased record keeping obligations. However, we do not expect the SEC settlement to have a material effect on our results of operations or financial condition.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. The shareholders filed a motion for approval of the agreed settlement on February 20, 2004. The overall settlement terms are subject to court approval and will require us to pay $1 million to shareholders of the two Heartland high-yield funds. After adherence to standard class action settlement procedures, we expect that the settlement will be approved. The amount of the settlement is expected to be fully covered by insurance. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

      In addition to the matters discussed above, the Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

12.	Income Taxes

      The components of income before income taxes are as follows for the years ended December 31:

	2003	2002	2001

Domestic	$98,085	$83,035	$14,672
Foreign	18,364	17,186	13,863

Total	$116,449	$100,221	$28,535

      Income tax expense (benefits) consists of the following for the years ended December 31:

	2003	2002	2001

Current:
Federal	$31,653	$25,142	$21,369
State	9,194	7,600	5,780
Foreign	5,763	4,426	5,874

	46,610	37,168	33,023

Deferred:
Federal	(1,803)	1,317	(7,600)
State	(334)	336	(765)
Foreign	(225)	667	(435)

	(2,362)	2,320	(8,800)

	$44,248	$39,488	$24,223

      Deferred taxes are recorded for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred income tax assets (liabilities) recognized in the financial statements are as follows at December 31:

	2003	2002

Current deferred tax:
Accrued expenses	$3,930	$3,976
Depreciation	(1,751)	24
Other	1,033	1,475
Accounts receivable allowance	1,428	1,012

	4,640	6,487
Long term deferred tax:
Deferred compensation	504	—
Other intangible assets	(6,371)	9,654
Non compete agreements	20,007	22,446
Net operating loss carryforwards	4,560	3,034
Customer lists	(45,611)	(38,439)
Sale of business	6,619	6,634

	(20,292)	3,329
Valuation allowance	(8,912)	(6,634)

	(29,204)	(3,305)

Total	$(24,564)	$3,182

      The long term deferred tax asset of $6,619 at December 31, 2003 was recorded concurrently with the sale of MarketWatch (see Note 10). The realization of this tax asset is not within the control of the Company and as such a full valuation allowance has been provided against this asset.

      The Company has $2,267 of pre-acquisition federal net operating loss carryforwards related to Data Broadcasting Corporation. IRS regulations and certain state regulations limit the use of net operating loss carryforwards. The Company believes based upon forecasts of future taxable income, that these net operating loss carryforwards will be fully utilized. In addition, the Company has $2,293 of state net operating loss carryforwards against which a full valuation allowance has been provided since the utilization of the next operating losses is dependent upon state tax limitations.

      Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended
	December 31,

	2003	2002	2001

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.9	5.1	11.4
Foreign income taxed at different statutory rates	(2.0)	(.9)	(2.4)
Nondeductible goodwill/other	—	—	38.0
Other, net	.1	.2	3.0

Effective tax rate	38.0%	39.4%	85.0%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $40,000 of accumulated unremitted earnings, which are expected to remain invested indefinitely.

13.	Retirement Plans

Pearson, Inc. Savings and Investment Plan

      The Company’s U.S. employees are eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation, which is subject to a 50% employer match. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) Plan are determined as a percentage of covered salary and amounted to $3,307, $2,774, and $1,590 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation and for the year ended December 31, 2002, the Company recorded an expense of $1,100 for this benefit. The Company made this contribution in the second quarter of 2003. In 2003, the Company recorded an expense of $1,322 for this benefit and the contribution was made in February 2004.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is certain financial information relating to the Company’s participation in the Plan:

      Obligations and Funded Status:

	Year Ended
	December 31,

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$8,502	$6,484
Service cost	—	137
Interest cost	543	446
Amendments	32	14
Impact of change in measurement date	—	116
Actuarial loss	653	1,616
Benefits paid	(369)	(311)

Benefit obligation at end of year	$9,361	$8,502
Change in plan assets:
Fair value of plan assets at beginning of year	$4,111	$2,598
Actual return on plan assets	980	(460)
Impact of change in measurement date	—	179
Employer contribution	902	2,105
Benefits paid	(368)	(311)

Fair value of plan assets at end of period	$5,625	$4,111

Reconciliation of funded status:
Benefit obligation at end of year	$9,361	$8,502
Fair value of plan assets at end of period	5,625	4,111
Funded status at end of period	3,736	4,391
Unrecognized prior service cost (benefit)	(33)	4
Unrecognized net actuarial gain	(2,695)	(2,695)

Net amount recognized	$1,008	$1,700
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	3,736	4,391
Intangible assets	(33)	4
Accumulated other comprehensive loss	(2,695)	(2,695)

Net amount recognized	$1,008	$1,700

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$—	$137	$2,127
Interest cost	543	446	427
Expected return on plan assets	(340)	(282)	(160)
Amortization of prior service costs	3	(1)	(21)
Recognized actuarial loss	147	—	—

Net periodic benefit cost	$353	$300	$2,373

      The accumulated benefit obligation for all defined benefit pension plans was $9,361, $8,500 and $6,484 at December 31, 2003, 2002 and 2001, respectively.

      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended
	December 31,

	2003	2002

Projected benefit obligation	$9,361	$8,502
Accumulated benefit obligation	9,361	8,500
Fair value of plan assets	5,625	4,111

      Additional Information:

	Year Ended December 31,

	2003	2002	2001

Increase/(decrease) in minimum liability included in other comprehensive income	$—	$(2,695)	$—

      Weighted average assumptions used to determine benefit obligations at December 31:

	Year Ended
	December 31,

	2003	2002

Discount rate	6.10%	6.75%
Rate of compensation increase	4.50%	4.50%

      Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	Year Ended
	December 31,

	2003	2002

Discount rate	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%

      The Company’s expected long-term rate of return on plan assets is reviewed annually, taking into consideration our asset allocation, historical returns on the types of assets held and the current economic environment.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Plan Assets:

      The Company’s pension plan weighted-average asset allocation at December 31, 2003 and 2002 by asset category are as follows:

	Year Ended
	December 31,

	2003	2002

Equity securities	62%	60%
Debt securities	38%	40%

Total	100%	100%

      It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.

Foreign Pension Plans

      Pearson and its subsidiaries maintain certain pension plans for which certain non-U.S. employees of the Company are eligible to participate. Information relating to the Company’s portion of the actuarial value of plan benefits, asset values, and other pension disclosures pertaining to these other Pearson plans are not separately determinable. Pension expense incurred by the Company related to these plans for the years ended December 31, 2003, 2002 and 2001 was $3,281, $2,242, and $1,870, respectively.

      Certain of the Company’s employees participate in Pearson equity based employee benefit plans. For the years ended December 31, 2003, 2002 and 2001, the Company recorded costs of $0, $0 and $797, respectively, related to the participation in these plans.

14.	Related Party Transactions

      The Company and Pearson are parties to a management services agreement that became effective as of February 29, 2000. Pearson owns approximately 60% of the issued and outstanding common stock of the Company. This agreement governs the provision of services by either company to the other and renews annually.

      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson to the Company afford the Company administrative convenience and the Company believes the terms of such services are more favorable to it than if it had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel employee health benefit plans and insurance plans in the United States and United Kingdom and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain subsidiaries of the Company, primarily in the United Kingdom. The services provided by the Company to Pearson include information technology and property services. During 2003 the Company ended some of the services provided by Pearson and moved them in-house or to a third party provider. These included billing, accounts payable, accounts receivable and payroll services. A majority of the charges for services to and from Pearson and its affiliates are at cost. Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. Certain of the Company’s directors are employees of Pearson. The independent committee of the Company’s Board of Directors, which consists of three directors, none of whom are employees of Pearson, approved the management services agreement on behalf of the Company. There was no material effect on the financial condition or results of operations of the Company as a result of entering into this agreement. If Pearson’s services to the Company were to be terminated, the Company would be required to seek equivalent services in the open market at potentially increased costs. In addition, the

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company would lose the efficiencies of working in concert with Pearson, and would bear the entire burden of administrating such services, resulting in an increased demand on the Company’s administrative resources. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on behalf of the Company. The independent committee approves any such amendments. From time to time, we assess the ongoing relationships between the Company and Pearson, and if we determine that it would be more advantageous for us to secure any such services outside of Pearson, we pursue doing so.

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

      On March 26, 2001, the Company purchased used equipment comprised of servers for an aggregate of $97 from FT.com, a wholly owned subsidiary of Pearson. The purchase price was at or lower than discounts offered elsewhere for comparable equipment. The independent committee of the Board of Directors on behalf of the Company approved the purchase.

      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net (income)/ expense of ($22), $413, and $1,969 for these services provided to Pearson and received from Pearson.

      The Company purchased news and web advertising from MarketWatch in the amount of $1,381 and $143, respectively, for the twelve months ended December 31, 2001 and $1,050 and $33, respectively, for the twelve months ended December 31, 2002 and $0 and $53, respectively, for the twelve months ended December 31, 2003. In 2002, the Company entered into a revenue sharing agreement with MarketWatch, the Company paid MarketWatch $35 and $38 respectively for the twelve months ended December 31, 2003 and December 31, 2002. The Company had provided services to MarketWatch including accounting, network operations, web hosting and data feeds, which ended as of March 31, 2001. The Company charged MarketWatch $112 for such services for the twelve months ended December 31, 2001 and these amounts were recorded as reductions of the gross expenses incurred by the Company. In 2002, the Company charged MarketWatch $20 and in 2003 charged MarketWatch $16, for other services and these amounts were recorded as reductions of the gross expenses incurred by the Company.

15.	Segment Information

      The Company’s reportable segments are as follows:

Institutional Services	delivery of time sensitive pricing, dividend, corporate action, hard-to-value unlisted fixed income instruments, and descriptive information for more than 3.5 million securities traded around the world, and fixed income portfolio analytics to institutional customers.

Retail Investor Services	delivery of real-time financial market information primarily to retail customers.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment financial information is as follows (in thousands):

	2003	2002	2001

Service revenues
Institutional	$397,412	$330,995	$291,010
Retail	45,278	44,020	48,992

Total	$442,690	$375,015	$340,002

Income (loss) from operations
Institutional	$145,887	$127,505	$109,014
Retail	6,491	3,352	4,080
Corporate and unallocated(1)	(37,029)	(32,625)	(87,441)

Total	$115,349	$98,232	$25,653

Identifiable assets
Institutional	$588,436	$357,032
Retail	11,640	12,003
Corporate and unallocated	310,246	396,192

Total	$910,322	$765,227

(1)	Corporate and unallocated loss from operations in 2001 primarily consists of goodwill and intangible asset amortization and corporate selling, general and administrative expenses. Corporate and unallocated losses from operations in 2002 and 2003 primarily consists of intangible asset amortization and corporate selling, general and administrative expenses.

      The Company’s geographic distribution is as follows:

	2003	2002	2001

Revenues
United States and Canada	$346,533	$302,128	$268,019
Europe	89,990	67,913	67,384
Asia	6,167	4,974	4,599

Total	$442,690	$375,015	$340,002

Long Lived assets
United States and Canada	$564,631	$466,356
Europe	124,275	77,886
Asia	2,579	1,965

Total	$691,485	$546,207

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

      The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2003. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2003

Revenue	$99,477	$111,460	$111,334	$120,419	$442,690
Total costs and expenses	70,329	82,824	82,253	91,935	327,341
Income from operations	29,148	28,636	29,081	28,484	115,349
Other income, net	510	208	193	189	1,100
Provision for income taxes	11,418	11,105	11,271	10,454	44,248
Net income	18,240	17,739	18,003	18,219	72,201
Net income per share Basic	$0.20	$0.19	$0.19	$0.20	$0.78
Net income per share Diluted	$0.19	$0.19	$0.19	$0.19	$0.76

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2002

Revenue	$89,442	$93,453	$95,662	$96,458	$375,015
Total costs and expenses	68,082	69,785	70,171	68,745	276,783
Income from operations	21,360	23,668	25,491	27,713	98,232
Other income, net	392	449	657	491	1,989
Provision for income taxes	8,380	9,601	10,346	11,161	39,488
Net income	13,372	14,516	15,802	17,043	60,733
Net income per share Basic	$0.15	$0.16	$0.17	$0.19	$0.67
Net income per share Diluted	$0.14	$0.15	$0.17	$0.18	$0.65

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2003, 2002, and 2001

Schedule VIII Valuation and Qualifying Accounts

	Balance at		Charged to			Balance
	Beginning		Other			at End of
Description	of Period	Additions	Accounts		Write Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2003	$4,950	$3,936	$294	(A)	$2,713	$6,467
Year Ended December 31, 2002	5,739	9,257	261	(A)	10,307	4,950
Year Ended December 31, 2001	4,697	7,548	(51	)(A)	6,455	5,739

(A)	Currency translation adjustments for foreign entities.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls.     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 11.	Executive Compensation

      That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

      The following provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2003:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved by Securityholders(1)	9,358,468	$12.15	9,203,873 (2)
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	9,358,468	$12.15	9,203,873 (2)

(1)	These plans consist of the our 2000 Long Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan as amended through September 13, 1994, the our 2001 Employee Stock Purchase Plan, and the Company’s UK Savings Related Share Option Plan.

(2)	Represents shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan, the UK Savings Related Share Option and shares available for future issuance under our 2000 Long-Term Incentive Plan. The number of shares available under our 2000 Long-Term Incentive Plan is adjusted from time to time. Under such plan, the compensation committee of board of directors can grant stock based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant.

Item 13.	Certain Relationships and Related Transactions

      That portion of our definitive Proxy Statement appearing under the caption “Related Party Transactions” and “Employment Agreements, Termination of Employment and Change in Control Arrangements” to be filed with the Commission and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      That portion of our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is appearing under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

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

3. Exhibits*

The exhibits to this Form 10-K are listed below.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Form 8-K filed on November 22, 1999.)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)
2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Form 8-K filed on January 23, 2001.)
2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)
2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (U.K.) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)
3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
3.2	Bylaws of Interactive Data Corporation, as amended. (Exhibit 3.2 to registrant’s Form 8-A filed on June 15, 1992 (SEC File No. 00020311).)
10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992 (SEC File No. 00020311).)
10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Form 10-K for the fiscal year ended December 31, 2000.)**
10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.3 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**
10.5	2004 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan.
10.6	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.7	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Form 10-K for the year ended December 31, 2000.)**
10.8	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Form 10-K for the year ended December 31, 2000.)
10.9	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

Exhibit
Number	Description of Exhibits

10.10	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.11	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.12	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.13	Amendment No. 1 to Management Services Agreement, dated October 3, 2002 (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
10.14	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.15	The Pearson 1988 Executive Share Option Plan. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.16	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.17	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.18	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.19	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.20	Pearson, Inc. Supplemental Executive Retirement Plan. (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

**	Management contract or compensation plan or arrangement

      A.     Reports on Form 8-K

      On October 23, 2003, we furnished a Current Report on Form 8-K, under Items 7 and 12, regarding our Press Release reporting our results of operations and financial condition for the third quarter of 2003.

      On December 11, 2003, we issued a press release announcing that our major operating division; FT Interactive Data had entered into a settlement with the Securities and Exchange Commission regarding FT Interactive Data’s provision of evaluated prices of securities held by two high-yield municipal bond funds managed by the Heartland Funds Group.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ STUART J. CLARK

Stuart J. Clark
Chief Executive Officer

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 15, 2004.

Signature	Title

/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer and Director (principal executive officer)

/s/ JOHN MAKINSON John Makinson	Chairman of the Board

/s/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (principal accounting officer)

/s/ WILLIAM ETHRIDGE William Ethridge	Director

/s/ JOHN FALLON John Fallon	Director

/s/ WILLIAM B. GAULD William B. Gauld	Director

/s/ DONALD P. GREENBERG Donald P. Greenberg	Director

/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/s/ PHILIP J. HOFFMAN Philip J. Hoffman	Director

Signature	Title

/s/ CARL SPIELVOGEL Carl Spielvogel	Director

/s/ ALLAN R. TESSLER Allan R. Tessler	Director