Form 10-Q
period 2004-03-31
INTERACTIVE DATA CORP/MA/
filed 2004-05-07
CIK 888165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Yes [X]  No [  ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 3, 2004 was 93,294,360

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
SERVICE REVENUES	$117,630	$99,477
COSTS AND EXPENSES
Cost of services	38,905	31,039
Selling, general and administrative	39,469	31,153
Depreciation	4,380	4,020
Amortization	5,522	4,117

Total costs and expenses	88,276	70,329

INCOME FROM OPERATIONS	29,354	29,148
Other income, net	380	510

INCOME BEFORE INCOME TAXES	29,734	29,658
Income tax expense	11,373	11,418

NET INCOME	18,361	18,240
Foreign currency translation adjustment	3,141	(1,393)

Comprehensive Income	$21,502	$16,847

NET INCOME PER SHARE
Basic	$0.20	$0.20
Diluted	$0.19	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,061	91,795
Diluted	95,378	93,722

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$161,750	$131,639
Accounts receivable, net	76,661	75,785
Prepaid expenses and other current assets	7,101	6,773
Deferred income taxes	4,691	4,640

Total current assets	250,203	218,837

Property and equipment, net	48,372	46,193
Goodwill	465,017	462,323
Intangible assets, net	177,031	182,305
Other assets	627	664

Total Assets	$941,250	$910,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$11,330	$9,877
Payable to affiliates	3,416	1,279
Accrued liabilities	52,849	62,311
Income taxes payable	18,700	12,948
Deferred revenue	34,519	30,336

Total current liabilities	120,814	116,751
Deferred tax liabilities	29,204	29,204
Other liabilities	1,851	1,836

Total Liabilities	151,869	147,791

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 95,447,400 issued and 93,247,400 outstanding at March 31, 2004 and 95,011,707 issued and 92,811,707 outstanding at December 31, 2003	954	950
Additional paid-in capital	806,830	801,448
Treasury stock, at cost, 2,200,000 shares at March 31, 2004 and December 31, 2003	(26,980)	(26,980)
Accumulated deficit	(3,836)	(22,197)
Accumulated other comprehensive income	13,508	10,367
Deferred stock based compensation	(1,095)	(1,057)

Total Stockholders’ Equity	789,381	762,531

Total Liabilities and Stockholders’ Equity	$941,250	$910,322

     The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock

				Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2003	95,012	$950	$801,448	2,200	$(26,980)
Exercise of stock options	376	3	3,102	—	—
Issuance of stock in connection with employee stock purchase plan	59	1	845	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,289	—	—
Deferred stock-based compensation	—	—	146	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Net income	—	—	—	—	—

Balance, March 31, 2004	95,447	$954	$806,830	2,200	$(26,980)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	Other		Total
	Compensation	Comprehensive	Accumulated	Stockholders’
	Costs	Income	Deficit	Equity
Balance, December 31, 2003	$(1,057)	$10,367	$(22,197)	$762,531
Exercise of stock options	—	—	—	3,105
Issuance of stock in connection with employee stock purchase plan	—	—	—	846
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	1,289
Deferred stock-based compensation	(146)	—	—	—
Amortization of deferred stock-based compensation	108	—	—	108
Other comprehensive income	—	3,141	—	3,141
Net income	—	—	18,361	18,361

Balance, March 31, 2004	$(1,095)	$13,508	$(3,836)	$789,381

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows provided by operating activities:
Net income	$18,361	$18,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,902	8,137
Tax benefit from exercise of stock options and employee stock purchase plan	1,289	1,294
Deferred income taxes	—	2
Other non-cash items	112	—
Changes in operating assets and liabilities, net	2,495	6,628

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,159	34,301
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(6,297)	(1,775)
Acquisition of business	—	(115,606)
Other investing activities	—	170

NET CASH USED IN INVESTING ACTIVITIES	(6,297)	(117,211)
Cash flows (used in) financing activities:
Purchase of treasury stock	—	(1,330)
Proceeds from exercise of stock options and employee stock purchase plan	3,951	3,051

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,951	1,721
Effect of change in exchange rates on Cash and Cash Equivalents	298	(702)

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	30,111	(81,891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,639	153,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,750	$71,352

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
(Unaudited)

     1. Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly-owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     2. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     3. Acquisitions

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. (“ComStock”) and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company with the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of March 31, 2004, $922 of the acquisition costs have been paid. The Company expects the remaining costs, consisting mainly of employee severance, to be paid by December 31, 2004.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third party appraisal firm. The intangible assets are being amortized over a period ranging from two to twenty-five-years. The Company’s financial statements include the results of operations of ComStock subsequent to the acquisition date.

     The acquisition was accounted for as follows:

Assets
Accounts receivable, net	$6,683
Prepaid expenses and other current assets	935
Fixed assets	3,987
Customer lists	30,900
Service Contracts	16,700
Trademarks	1,700
Computer Software/Technology	20,400
Goodwill	72,080

$153,385
Liabilities
Accrued liabilities	$5,756
Deferred revenue	2,257
Deferred tax liabilities, net	28,150
Accrued acquisition costs	1,250

Total Purchase Price	$115,972

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,375 with the balance to be paid over 24 months subject to the achievement of certain milestones, offset by cash acquired of $1,011. As of March 31, 2004, the Company expected the achievement of certain of the milestones and as a result recorded an additional $250 to the intangible asset, Service Contract. The Company funded this acquisition from its existing cash resources.

     The acquisition was accounted for as follows:

Assets
Cash	$1,011
Accounts receivable	579
Customer lists	6,835
Service contract	790
Prepaid expenses	29

$9,244
Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$7,625

     4. Restructuring Charges

     In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320 and were primarily related to employee severance. As of March 31, 2004, the remaining restructuring accrual associated with these events is $418, which consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2004. In 2003, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,311 and were primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of March 31, 2004, the remaining restructuring accrual that pertains to the 2003 charges is $1,553. The Company expects to complete the majority of these payments by December 31, 2004. In the first quarter of 2004, the Company recorded a restructuring accrual of $521, relating to employee severance. As of March 31, 2004, the remaining restructuring accrual that pertains to the 2004 charges is $466. The Company expects to complete the majority of these payments by December 31, 2004.

     5. Stock Based Compensation

     Employee Stock Purchase Plan

     In 2002, the Company adopted an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. During the three months ended March 31, 2004, employees purchased approximately 59,000 shares at a price of $14.37 per share. At March 31, 2004, 1,773,000 shares were reserved for future issuance.

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

     The Company has 8,966 stock options outstanding under the Plan as of March 31, 2004, with a weighted average exercise price of $12.33 per share. Of these options, 4,317 are currently exercisable and have a weighted average exercise price of $10.30 per share.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2004 and 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$18,361	$18,240
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,520)	(2,015)

Pro forma, net income	$15,841	$16,225

Earnings per share
Basic — as reported	$0.20	$0.20
Basic — pro forma	$0.17	$0.18
Diluted — as reported	$0.19	$0.19
Diluted — pro forma	$0.17	$0.17

     Deferred Stock Compensation

     The Company has awarded deferred stock compensation to certain executives and members of the board of directors under the 2000 Plan. An aggregate of 84 deferred stock units of the Company’s common stock have been granted to date. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $1,435, which is included in stockholders’ equity and will be amortized over the three-year vesting period. As of March 31, 2004, $340 has been expensed. The remaining unamortized deferred compensation cost at March 31, 2004 is $1,095.

     6. Segment Information

The Company operates in two reportable segments by providing financial and business information to Institutional and Retail Investors worldwide. The Company evaluates its segments on the basis of revenue and operating income. For comparative purposes we have provided the comparable information for the three months ended March 31, 2004 and 2003.

Segment financial information is as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
Service revenues:
Institutional	$106,511	$88,406
Retail	11,119	11,071

Total	$117,630	$99,477

Income (loss) from operations:
Institutional	$39,096	$35,283
Retail	1,474	1,254
Corporate and unallocated (1)	(11,216)	(7,389)

Total	$29,354	$29,148

	March 31,	December 31,
	2004	2003
Identifiable assets by geographic area:
United States	$751,300	$733,572
Europe	181,712	169,024
Asia	8,238	7,726

Total	$941,250	$910,322

(1)	Corporate and unallocated loss from operations for the periods ended March 31 primarily consists of intangible asset amortization and corporate, general and administrative expenses.

     7. Earnings Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income available to common stockholders-basic	$18,361	93,061	$0.20
Effect of dilutive securities:
Stock options	—	2,316	(0.01)
Deferred stock units	—	1	—

Net income available to common stockholders-diluted	$18,361	95,378	$0.19

	For the Three Months Ended
	March 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income available to common stockholders-basic	$18,240	91,795	$0.20
Effect of dilutive securities:
Stock options	—	1,927	(0.01)

Net income available to common stockholders-diluted	$18,240	93,722	$0.19

8. Commitments and Contingencies

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

     On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. The shareholders filed a motion for approval of the agreed settlement in February 2004 and a hearing on the motion has been scheduled for June 2004. The overall settlement terms are subject to court approval and will require us to pay $1 million to shareholders of the two Heartland high-yield funds. After adherence to standard class action settlement procedures, we expect that the settlement will be approved. The amount of the settlement is expected to be fully covered by insurance. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

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

9. Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of income by the respective countries in which we operate and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the three months ended March 31, 2004 and 2003, the estimated annual effective tax rate was 38.25% and 38.50%, respectively.

10. Intangible Assets

     Intangible assets consist of the following:

			March 31, 2004			December 31, 2003
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.1 years	62,886	(43,783)	19,103	62,886	(42,744)	20,142
Customer lists	11.5 years	208,335	(68,372)	139,963	208,336	(64,292)	144,044
Service contracts	23.8 years	17,490	(1,102)	16,388	17,240	(727)	16,513
Trademarks	15 years	1,700	(123)	1,577	1,700	(94)	1,606

Total		$388,703	$(211,672)	$177,031	$388,454	$(206,149)	$182,305

Estimated amortization expense:

For year ended 12/31/04	$21,980
For year ended 12/31/05	$19,110
For year ended 12/31/06	$18,835
For year ended 12/31/07	$18,439
For year ended 12/31/08	$18,360

11. New Accounting Pronouncements

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

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ( SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In

November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

     Employers’ Disclosures about Pensions and Other Post Retirement Benefits

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 as revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

12. Retirement Plans

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

The components of net periodic benefit cost for the three months ended March 31,

	2004	2003
Service cost	$—	$—
Interest cost	140	136
Expected return on plan assets	(144)	(85)
Amortization of unrecognized prior service costs	—	1
Amortization of unrecognized loss	33	37

Net periodic benefit cost	$29	$89

In 2004, the Company expects to contribute $1,488 to fund its obligations under the pension plan. As of March 31, 2004, the Company has contributed $183 to fund its obligations under the pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

Introduction

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

     The Company distributes real-time, end of day and historically archived data to customers through a variety of services featuring Internet, dedicated line, satellite and dialup delivery protocols. Most of the Company’s services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies offering trading, analysis, portfolio management and valuation services.

     The Company operates in two business segments:

1.	Institutional Services, and

2.	Retail Investor Services.

Institutional Services

The Company operates three different branded divisions within the Institutional Services segment.

•	FT Interactive Data provides a wide range of high quality financial information to trading houses, custodians and fund managers worldwide. The financial information collected, generated and distributed includes pricing, descriptive and corporate action information on securities from all over the world.

•	CMS BondEdge® provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies and bank and pension fund managers.

     During 2003, the Company expanded into a third business line in the Institutional Services segment by making two strategic acquisitions.

     The Company acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc. and the assets of certain ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,972 on February 28, 2003. The Company funded this acquisition from its existing cash resources.

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,375 with the balance to be paid over 24 months as agreed upon milestones are reached. The Company expects the achievement of certain of the milestones and as a result recorded an additional $250 to the intangible asset, Service Contract. The Company funded this acquisition from its existing cash resources. The Company is currently migrating the HyperFeed Technologies, Inc. customers from the HyperFeed production platform to the Company’s existing ComStock production platform under a Transition Services agreement negotiated between the Company and HyperFeed Technologies, Inc. This is expected to be concluded by the first quarter of 2005.

     These two businesses form the third branded division within the Institutional Services segment:

•	ComStock offers a real-time information service which provides worldwide financial data, news and historical information. This acquisition provides the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expands the Company’s real-time data feed services, and provides the Company the opportunity to market ComStock’s content and product to several thousand institutional customers worldwide.

     Retail Investor Services

     In the Retail Investor Services segment we have one branded business:

•	eSignal offers real-time, Internet and broadcast delivered subscription quote services primarily for active and professional traders offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

     Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting merged with Interactive Data (now known as FT Interactive Data). This merger brought together the businesses of Data Broadcasting Corporation which included eSignal and CMS Bond Edge with the businesses of Interactive Data Corporation (now known as FT Interactive Data). As a result of this transaction, approximately 60% of the shares of the Company are held directly or indirectly by Pearson plc.

     Transactions with Pearson or its affiliates are included on the balance sheets as payable to affiliates.

     Business and Market Trends:

     In the first quarter of 2004, we started to see the first signs of improvement in market conditions for the Company’s core market, the financial services industry. Financial institutions have begun to improve spending following the reporting by many in the sector of strong financial results. The main business within the Institutional Services segment, FT Interactive Data, generated strong sales in the first quarter predominantly in the main US market. However, customers scaling back operations impacted the Company’s financial performance, as expected, as evidenced by a continuing high level of cancellations as customers concluded eliminating duplicate or unnecessary feeds, in connection with integration efforts related to business consolidations. Despite signs of improvement in spending trends, customers remain cost conscious. The Company continues to believe that much of the data supplied by the Company is mission critical to its customers and necessary for their operations regardless of market conditions, but the Company is not immune to cost pressures when market conditions are difficult for its client base.

     There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and has and expects to continue to benefit from their growth. Another trend in North America is the consolidation of financial institutions both within and across financial industries. When institutions merge, they look to gain synergies by combining their operations, including eliminating the need for multiple data sources. This contributes to some of the higher than normal cancellations mentioned previously.

     Growth in the FT Interactive Data market is dependent, in large part, on the Company’s ability to continue to expand its data content offerings to meet the current and evolving needs of its clients. This would include responding to changes in the financial markets as well as regulatory and competitive pressures. This would also include continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s Fair Value Information Service, which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in continental Europe.

     The CMS BondEdge business experienced strong growth in the first quarter of 2004, driven primarily by new client installations, which nearly doubled in number over the same period last year. In addition, the new business pipeline for the core BondEdge product remained strong. The CMS BondEdge business is dependent on the activity in the US financial markets and the performance of the major financial institutions. If the financial markets continue to improve, we expect this to continue to translate into more favorable operating conditions for CMS BondEdge.

     The ComStock business which was acquired in February 2003 continued to experience strong price pressures with customers remaining focused on cost containment. We expect this trend to continue. We are promoting the ComStock service widely to FT Interactive Data’s core institutional customer base. Revenues for this business also increased in part due to the acquisition of HyperFeed Technologies, Inc.’s consolidated market data feed client contracts at the end of October 2003.

     In the Retail Services segment, the eSignal business continues to strengthen its position as a leading financial data provider primarily for retail and professional investors. eSignal’s Internet subscriber base continued to experience strong growth through both direct and indirect channels. eSignal’s new QuoTrek offering, which delivers streaming, real-time quotes, charts and news to mobile, hand-held devices, was launched in February and subscriptions to this service are growing. As expected, Broadcast revenue in the first quarter of 2004 continued to declined from last year as this service is expected to be phased out by the end of the second quarter of 2004.

     Results of Operations

Selected Financial Data

	Three Months Ended March 31,
	2004	2003	Change
	(Amounts in thousands, except for per
	share information)
SERVICE REVENUES	$117,630	$99,477	18.2%
COSTS AND EXPENSES:
Cost of Services	38,905	31,039	25.3%
Selling, General & Administrative	39,469	31,153	26.7%
Depreciation	4,380	4,020	9.0%
Amortization	5,522	4,117	34.1%

Total costs and expenses	88,276	70,329	25.5%
INCOME FROM OPERATIONS	29,354	29,148	0.7%
Other income, net	380	510	-25.5%

INCOME BEFORE INCOME TAXES	29,734	29,658	0.3%
Income tax expense	11,373	11,418	-0.4%

NET INCOME	$18,361	18,240	0.7%

NET INCOME PER SHARE
Basic	$0.20	$0.20	—
Diluted	$0.19	$0.19	—
Weighted average shares outstanding:
Basic	93,061	91,795	1.4%
Diluted	95,378	93,722	1.8%

Three months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Service Revenues

In Thousands	2004	2003	% Change
Institutional Services
FT Interactive Data	$76,664	$74,912	+2.3%
CMS BondEdge	8,091	7,543	+7.3%
ComStock	17,931	5,054	+254.8%
Other	918	897	+2.3%
Foreign Exchange	2,907	—	N/A
Institutional Services Total	106,511	88,406	+20.5%
Retail Investor Services
eSignal	10,856	10,437	+4.0%
Broadcast	263	634	-58.5%
Retail Investor Services Total	11,119	11,071	+0.4%
TOTAL SERVICE REVENUES	$117,630	$99,477	+18.2%

     Revenue for the Company increased from $99,477 in the first quarter of 2003 to $117,630 in the first quarter of 2004, an increase of $18,153 or 18.2%. Excluding the revenue from the ComStock and HyperFeed businesses, which were acquired in 2003, revenue grew by 5.3%. Excluding the positive effect of foreign exchange, mainly due to the weakness of the US dollar against the UK pound sterling, the underlying growth would be 2.2%.

     Revenue within the Institutional Services segment increased from $88,406 in the first quarter of 2003 to $106,511 in the first quarter of 2004, an increase of $18,105 or 20.5%. Excluding the revenue from the ComStock and HyperFeed businesses, which were acquired in 2003 and the effects of foreign exchange, revenue grew by 2.5%. Revenue for the FT Interactive Data business increased from $74,912 to $76,664, an increase of $1,752 or 2.3%. The main growth for the FT Interactive Data business came from North America, where revenue grew by 7.8%. The performance was helped by a strong sales performance in the final quarter of 2003 and the continuing success of the Company’s Fair Value Information Service and the sale of evaluated prices. FT Interactive Data’s UK business declined by 1.1% year on year on a US dollar basis. If the beneficial effects of foreign exchange are excluded, the decrease would be 13.7%. The main reason for the decline was new sales being more than offset by a high level of cancellations and renegotiations. At the end of 2003 the UK business closed its Index Services business which generated $1,000 of revenue in the first quarter of 2003. The Asia Pacific business grew by 17.0% but, excluding the effects of foreign exchange, revenue declined by 3.6% primarily due to client cancellations.

     The CMS BondEdge business grew revenue by $547 or 7.3% in the first quarter due in large part to a strong sales performance in the final quarter of 2003. In the first quarter of 2004, new customer installations doubled in number over the same period last year.

     The ComStock business generated revenue of $17,931 in the first quarter of 2004 compared with $5,054 in the first quarter of 2003, an increase of $12,877 or 254.8%. The increase was due to there only being one month’s results for ComStock in the first quarter of 2003 and the acquisition of HyperFeed Technologies, Inc.’s consolidated market data feed client contracts on October 31, 2003. The ComStock business is fully engaged in migrating this customer base from the HyperFeed production platform to the existing ComStock production platform. Progress continues to be made in promoting the ComStock real time feed service to the FT Interactive Data customer base.

     Within the Retail Services segment, revenue for the eSignal business grew by $419 or 4.0% from $10,437 in the first quarter of 2003 to $10,856 in the first quarter of 2004. The Broadcast business’ revenue declined by $371 or 58.5% from $634 in the first quarter of 2003 to $263 in the first quarter of 2004. This product is expected to be phased out by the end of the second quarter of 2004.

     Foreign exchange contributed $2,907 to revenue in the first quarter of 2004. This was mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.839 in the first quarter of 2004 compared with $1.603 in the first quarter of 2003.

Total Costs and Expenses:

     Cost of Services

In Thousands	2004	2003	% Change
Core Business	$28,927	$29,098	-0.6%
Acquired Businesses	8,984	1,941	+362.9%
Foreign Exchange	994

TOTAL COST OF SERVICES	$38,905	$31,039	+25.3%

     Cost of services increased by $7,866 or 25.3% from $31,039 in the first quarter of 2003 to $38,905 in the first quarter of 2004. This increase was due to the inclusion of the two acquired businesses in 2003 (ComStock and the HyperFeed Technologies, Inc.’s consolidated market data feed client contracts), and the impact of foreign exchange. Excluding these factors cost of services declined by 0.6%. The main reason for the decline in the core cost of services is the completion of some integration projects in the main FT Interactive Data business to remove reliance on certain legacy production systems and the closure of a small data center in New York. These costs were partially offset by the inclusion of costs relating to the integration of the ComStock business with the existing FT Interactive Data business. Cost of services as a percentage of revenue increased from 31.2% in the first quarter of 2003 to 33.1% in the first quarter of 2004. The main reason for this increase was the additional cost involved in integrating the HyperFeed Technologies, Inc.’s consolidated market data feed clients into the ComStock business which in addition has a traditionally higher cost of services to revenue percentage than the existing FT Interactive Data business.

     Selling, General & Administrative Expenses

In Thousands	2004	2003	% Change
Core Business	$32,332	$29,603	+9.2%
Acquired Businesses	5,783	1,550	+273.1%
Foreign Exchange	1,354

TOTAL SG&A	$39,469	$31,153	+26.7%

     Selling, general and administrative expenses increased by $8,316 or 26.7% from $31,153 in the first quarter of 2003 to $39,469 in the first quarter of 2004. This increase was partially due to the inclusion of the two acquired business in 2003 (ComStock and the HyperFeed Technologies, Inc.’s consolidated market data feed client contracts) and the effects of changes in foreign currency. Excluding these costs and those relating to foreign exchange, selling, general and administrative expenses increased by 9.2% or $2,729. The main reasons for this increase included an increase in employee benefit costs and 401K matching contributions attributable to the payments of bonuses in the first quarter of 2004, increased costs relating to staffing and consulting expenditure for various regulatory projects, and costs relating to the data center consolidation initiatives. Overall, selling, general and administrative expenses as a percentage of revenue increased from 31.3% in the first quarter of 2003 to 33.6% in the first quarter of 2004.

     Depreciation

In Thousands	2004	2003	% Change
Core Business	$3,501	$3,729	-6.1%
Acquired Businesses	750	291	+157.7%
Foreign Exchange	129

TOTAL DEPRECIATION	$4,380	$4,020	+9.0%

     Depreciation expense increased by $360 or 9.0% from $4,020 in the first quarter of 2003 to $4,380 in the first quarter of 2004. This was mainly due to the inclusion of the two acquired businesses in 2003 referenced above and a small effect from the impact of foreign exchange, mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Core depreciation declined by 6.1% mainly due to the ending of depreciation of a large number of fixed assets in 2003 and in the first quarter of 2004.

     Amortization

In Thousands	2004	2003	% Change
Core Business	$3,435	$3,487	-1.5%
Acquired Businesses	2,087	630	231.3%

TOTAL AMORTIZATION	$5,522	$4,117	+34.1%

     Amortization expense increased from $4,117 in the first quarter of 2003 to $5,522 in the first quarter of 2004, an increase of 34.1% or $1,405. The increase was mainly due to the amortization relating to the acquisition of ComStock and HyperFeed Technologies, Inc.’s consolidated market data feed client contracts. Excluding this, amortization declined by 1.5% due to the ending of amortization of intangibles relating to a previous acquisition.

     Other Condensed Consolidated Financial Information

     Income from operations increased from $29,148 in the first quarter of 2003 to $29,354 in the first quarter of 2004, an increase of $206 or 0.7%. The increase in income from operations was due to the higher operating results discussed above.

     Other income decreased from $510 in the first quarter of 2003 to $380 in the first quarter of 2004, reflecting the decline in interest rates and lower invested cash following the acquisition of ComStock on February 28, 2003 and HyperFeed Technologies, Inc.’s consolidated market data feed client contracts on October 31, 2003. Both of these were acquired using existing cash resources.

     Income before taxes increased from $29,658 in the first quarter of 2003 to $29,734 in the first quarter of 2004 reflecting the higher income from operations being partially offset by lower other income.

     The Company’s effective tax rate improved from 38.5% in the first quarter of 2003 to 38.25% in the first quarter of 2004 primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $18,361 in the first quarter of 2004 compared with net income of $18,240 in the first quarter of 2003.

     The Company generated basic net income per share of $0.20 and diluted net income per share of $0.19 in the first quarter of 2004, similar to the levels achieved in the first quarter of 2003.

     Weighted average basic shares outstanding increased by 1.4% and weighted average diluted shares increased by 1.8% in the first quarter of 2004 due to options exercised in 2003 as well as higher level of stock options outstanding in 2003.

Liquidity and Capital Resources

     Cash provided by operating activities was $32,159 in the first quarter of 2004 compared with $34,301 in the first quarter of 2003. The decrease was due to a lower benefit from changes in operating assets and liabilities, net in the first quarter of 2004. This change in working capital pertains to higher income tax payments and higher payments to Pearson and its affiliates in the first quarter of 2004 compared with the first quarter of 2003.

     The Company’s capital expenditures increased in the first quarter of 2004 to $6,297 from $1,775 in the first quarter of 2003 due mainly to the build out of the Company’s new North American East Coast Data Center. In 2004, as we continue the consolidation of the Company’s multiple data centers to the Company’s new North American East Coast Data Center, and improve the resiliency and disaster recovery abilities of all our businesses, we expect capital expenditures to be in the range of $20,000 to $23,000.

     In the first quarter of 2004, the Company received $3,951 from the exercise of 376 stock options and the issuance of 59 shares under the employee stock purchase plan, compared with $3,051 in the first quarter of 2003. In the first quarter of 2003, the Company utilized $1,330 to repurchase 100 shares of outstanding shares. The Company did not repurchase any shares of its common stock in the first quarter of 2004.

     In 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc for $115,972, in cash. The Company funded this acquisition from its existing cash resources. In 2003, the Company also acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,500, consisting of an initial payment of $7,375 with the balance to be paid over 24 months as agreed upon milestones are reached, offset by cash acquired of $1,011. The Company expects the achievement of certain of the milestones and as a result has recorded an additional $250 to the intangible asset, Service Contract. The Company funded this acquisition from its existing cash resources.

     Management believes that the cash and cash equivalents and expected cash flows generated by operating activities will be sufficient to meet the cash needs of the Company. The Company currently has no long-term debt.

Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of income by the respective countries in which we operate and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the three months ended March 31, 2004 and 2003, the estimated annual effective tax rate was 38.25% and 38.50%, respectively.

Inflation

     Although management believes that inflation has not had a material effect on the results of its operations during the past three years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

     Historically, the Company has not experienced any material seasonal fluctuations in its business and the Company does not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. The lower activity levels as a result of the downturn in the financial markets have impacted revenue levels in recent quarters. In the event that the U.S. or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, the Company’s sales and revenue could be adversely affected. The degree of such consequences is uncertain. The Company’s exposure in the U.S. in this area could be mitigated in part by the Company’s service offerings in non-U.S. markets.

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

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ( SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

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

Information Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include the Company’s statements regarding its goals, beliefs, strategies, objectives, plans or current expectations. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our data centers; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new product offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to derive the anticipated benefits from our acquisitions; (x) potential regulatory investigations of us or our customers relating to our services; (xi) the regulatory requirements applicable to our FT Interactive Data subsidiary, which is a registered investment advisor; (xii) our ability to attract and retain key personnel; (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; and (xiv) our ability to consolidate our data centers and achieve anticipated benefits. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect the Company’s business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A portion of the Company’s business is conducted outside the United States through its foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and, accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company’s foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations. The Company’s primary exposure to foreign currency exchange rate risks rest with the UK Sterling to US Dollar exchange rate due to the significant size of the Company’s operations in the United Kingdom. The effects of foreign exchange on the Company’s business historically have varied from quarter to quarter and may continue to do so.

     Total revenues and assets for the three months ended March 31, by geographic region, are as follows:

	2004	2003
	(in thousands)
Revenues
Europe	$24,516	$19,990
Asia	1,668	1,425

Total	$26,184	$21,415

		December 31, 2003
Long Lived Assets
Europe	$126,955	$124,275
Asia	2,602	2,579

Total	$129,557	$126,854

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

     The Company maintains a system of internal controls over financial reporting that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting during the first fiscal quarter of 2004. There were no changes to the Company’s internal control over financial reporting during the first fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, nor were any corrective actions required to be taken with regard to any significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

     On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company, even though neither the funds nor their advisor had chosen to do so. We understand that the shareholders’ claims would be related to the September and October 2000 decreases in the funds’ net asset values. While we do not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed upon a resolution with the shareholders’ counsel. Because it involves a class claim, the agreed settlement is subject to court approval. The shareholders filed a motion for approval of the agreed settlement in February 2004 and a hearing on the motion has been scheduled for June 2004. The overall settlement terms are subject to court approval and will require us to pay $1 million to shareholders of the two Heartland high-yield funds. After adherence to standard class action settlement procedures, we expect that the settlement will be approved. The amount of the settlement is expected to be fully covered by insurance. If approval were not forthcoming and the shareholders were to proceed against the Company, we do not believe that the matter would materially affect our results of operations or financial condition.

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

b. Reports on Form 8-K:

     On February 12, 2004, the Company furnished a Current Report on Form 8-K, under Item 12, regarding the Company’s Press Release reporting the Company’s results of operations and financial condition for the fourth quarter of 2003 and fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 7, 2004	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: May 7, 2004	By:	/s/ STEVEN G. CRANE
	Name:	Steven G. Crane
Chief Financial Officer