Form 10-Q
period 2004-06-30
INTERACTIVE DATA CORP/MA/
filed 2004-08-06
CIK 888165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [   ]

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 2, 2004 was 93,225,177.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003
Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
SERVICE REVENUE	$118,875	$111,460	$236,505	$210,937
COSTS AND EXPENSES
Cost of services	37,419	35,569	76,324	66,608
Selling, general and administrative	40,925	37,530	80,394	68,683
Depreciation	4,659	4,603	9,039	8,623
Amortization	5,540	5,122	11,062	9,239

Total costs and expenses	88,543	82,824	176,819	153,153

INCOME FROM OPERATIONS	30,332	28,636	59,686	57,784
Other income, net	552	208	932	718

INCOME BEFORE INCOME TAXES	30,884	28,844	60,618	58,502
Income tax expense	11,814	11,105	23,187	22,523

NET INCOME	19,070	17,739	37,431	35,979
Foreign currency translation adjustment	(2,329)	5,533	812	4,140

Comprehensive Income	$16,741	$23,272	$38,243	$40,119

NET INCOME PER SHARE
Basic	$0.20	$0.19	$0.40	$0.39
Diluted	$0.20	$0.19	$0.39	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,309	92,189	93,185	91,992
Diluted	95,371	94,381	95,373	94,052

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$173,010	$131,639
Accounts receivable, net of allowance for doubtful accounts of $5,268 and $6,467 at June 30, 2004 and December 31, 2003 respectively	81,166	75,785
Prepaid expenses and other current assets	7,950	6,773
Deferred income taxes	4,653	4,640

Total current assets	266,779	218,837

Property and equipment, net	50,092	46,193
Goodwill	462,341	462,323
Intangible assets, net	171,367	182,305
Other assets	665	664

Total Assets	$951,244	$910,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$10,732	$9,877
Payable to affiliates	1,791	1,279
Accrued liabilities	53,339	62,311
Income taxes payable	10,940	12,948
Deferred revenue	35,590	30,336

Total current liabilities	112,392	116,751
Deferred tax liabilities	29,204	29,204
Other liabilities	1,873	1,836

Total Liabilities	143,469	147,791

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 95,589,405 issued and 93,375,405 outstanding at June 30, 2004 and 95,011,707 issued and 92,811,707 outstanding at December 31, 2003	956	950
Additional paid-in capital	808,597	801,448
Treasury stock, at cost, 2,214,000 shares at June 30, 2004 and 2,200,000 at December 31, 2003	(27,219)	(26,980)
Deferred stock- based compensation	(972)	(1,057)
Accumulated other comprehensive income	11,179	10,367
Accumulated earnings (deficit)	15,234	(22,197)

Total Stockholders’ Equity	807,775	762,531

Total Liabilities and Stockholders’ Equity	$951,244	$910,322

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
				Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2003	95,012	$950	$801,448	2,200	$(26,980)
Exercise of stock options	515	5	4,505	—	—
Issuance of stock in connection with employee stock purchase plan	62	1	878	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,620	—	—
Deferred stock-based compensation	—	—	146	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Purchase of treasury stock	—	—	—	14	(239)
Other comprehensive income	—	—	—	—	—
Net income	—	—	—	—	—
Balance, June 30, 2004	95,589	$956	$808,597	2,214	$(27,219)

		Accumulated
	Deferred	Other		Total
	Compensation	Comprehensive	Accumulated	Stockholders’
	Costs	Income	Earnings (Deficit)	Equity
Balance, December 31, 2003	$(1,057)	$10,367	$(22,197)	$762,531
Exercise of stock options	—	—	—	4,510
Issuance of stock in connection with employee stock purchase plan	—	—	—	879
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	1,620
Deferred stock-based compensation	(146)	—	—	—
Amortization of deferred stock-based compensation	231	—	—	231
Purchase of treasury stock	—	—	—	(239)
Other comprehensive income	—	812	—	812
Net income	—	—	37,431	37,431

Balance, June 30, 2004	$(972)	$11,179	$15,234	$807,775

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$37,431	$35,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,101	17,862
Tax benefit from exercise of stock options and employee stock purchase plan	1,620	2,711
Deferred income taxes	(13)	—
Other non-cash items	237	50
Changes in operating assets and liabilities, net	(9,856)	(12,344)

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,520	44,258
Cash flows provided by (used in) investing activities:
Addition to fixed assets	(12,837)	(4,404)
Acquisition of business	—	(115,972)
Other investing activities	—	170

NET CASH USED IN INVESTING ACTIVITIES	(12,837)	(120,206)
Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(239)	(1,330)
Proceeds from exercise of stock options and employee stock purchase plan	5,389	6,284

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,150	4,954
Effect of change in exchange rates on cash and cash equivalents	(462)	810

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,371	(70,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,639	153,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,010	$83,059

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
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

     On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman through a series of other entities is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership of Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services division. The stock of the Company was subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman Inc.

     2. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     3. Acquisitions

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. and the assets of certain McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”). This acquisition provided the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expanded the Company’s real-time data feed services, and provided the Company with the opportunity to market ComStock’s content and products to several thousand institutional customers worldwide. The price paid in cash for the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of severance costs and legal and accounting services. As of June 30, 2004, $1,023 of the acquisition costs has been paid. The Company expects the remaining costs, consisting mainly of employee severance, to be paid by December 31, 2004.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management. The intangible assets are being amortized over a period ranging from two to twenty-five years. The Company’s financial statements include the results of operations of ComStock subsequent to the acquisition date.

     The acquisition was accounted for as follows:

Assets
Accounts receivable	$7,700
Prepaid expenses and other current assets	891
Fixed assets	3,987
Customer lists	30,900
Service contracts	16,700
Trademarks	1,700
Computer software/technology	20,400
Goodwill	70,512

$152,790
Liabilities
Accrued liabilities	$5,161
Deferred revenue	2,257
Deferred tax liabilities	28,150
Accrued acquisition costs	1,250

$36,818

Total Purchase Price	$115,972

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,375, consisting of payments of $7,500 with the balance of $875 to be paid at the end of 24 months, offset by cash acquired of $1,011. The Company funded this acquisition from its existing cash resources.

     The acquisition was accounted for as follows:

Assets
Cash	$1,011
Accounts receivable	579
Customer lists	6,835
Service contract	665
Prepaid expenses	29

$9,119
Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$7,500

     4. Restructuring Charges

     In 2002, the Company recorded restructuring charges in the U.K. and U.S. These restructuring charges totaled $3,320 and were primarily related to employee severance and lease termination costs. As of June 30, 2004, the remaining restructuring accrual associated with these events is $397, which consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2004. In 2003, the Company recorded additional restructuring charges in the U.K. and U.S. These restructuring charges totaled $3,311 and were primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of June 30, 2004, the remaining restructuring accrual pertaining to the 2003 charges is $901. The Company expects to complete the majority of these payments by December 31, 2004. In the first quarter of 2004, the Company recorded a restructuring charge of $521, relating to employee severance which is included in selling, general and administrative expenses. As of June 30, 2004, the remaining restructuring accrual pertaining to the 2004 charges is $240. The Company expects to complete the majority of these payments by December 31, 2004.

     5. Stock Based Compensation

     Employee Stock Purchase Plan

     In 2002, the Company adopted an employee stock purchase plan for all eligible employees worldwide. The plan allows employees to purchase stock at a discounted price at specific time periods. During the six months ended June 30, 2004, employees purchased approximately 62 shares at an average share price of $14.27. At June 30, 2004, 1,770 shares were reserved for future issuance.

     Employee Stock Option Plan

     In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted to employees under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the related shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

     The Company has 8,753 stock options outstanding under the 2000 Plan as of June 30, 2004, with a weighted average exercise price of $12.36 per share. Of these options, 5,178 are currently exercisable and have a weighted average exercise price of $10.89 per share.

     The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under this method, the Company does not recognize compensation expense on stock options granted to employees when the exercise price of each option is equal to or greater than the market price of the underlying stock on the date of the grant.

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the six months and three months ended June 30, 2004 and 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Six Months Ended
	June 30,
	2004	2003
Net income, as reported	$37,431	$35,979
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(4,869)	(4,094)

Pro forma, net income	$32,562	$31,885

Earnings per share
Basic — as reported	$0.40	$0.39
Basic — pro forma	$0.35	$0.35
Diluted — as reported	$0.39	$0.38
Diluted — pro forma	$0.34	$0.34

	Three Months Ended
	June 30,
	2004	2003
Net income, as reported	$19,070	$17,739
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,349)	(2,079)

Pro forma, net income	$16,721	$15,660

Earnings per share
Basic — as reported	$0.20	$0.19
Basic — pro forma	$0.18	$0.17
Diluted — as reported	$0.20	$0.19
Diluted — pro forma	$0.18	$0.17

     The fair value of stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2003
Risk free interest rate	2.70%	1.80%
Expected life (in years)	4.00	4.00
Volatility	50%	61%
Expected dividend yield	0%	0%
Weighted average fair value	$8.13	$7.08

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2004	2003
Risk free interest rate	3.11%	1.75%
Expected life (in years)	4.00	4.00
Volatility	50%	61%
Expected dividend yield	0%	0%
Weighted average fair value	$7.23	$7.14

     The fair value of stock issued related to the employee stock purchase plan implemented in 2002 was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions.

	For the Three and Six Months Ended,
	June 30,	June 30,
	2004	2003
Risk free interest rate	1.04%	1.64%
Expected life (in years)	.49	.50
Volatility	20%	39%
Expected dividend yield	0%	0%
Weighted average fair value	$3.13	$3.49

     Deferred Stock Compensation

     The Company has awarded deferred stock compensation to certain executives and members of the Board of Directors under the 2000 Plan. An aggregate of 84 deferred stock units of the Company’s common stock have been granted to date. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $1,436, which is included in stockholders’ equity and will be amortized over the three-year vesting period. As of June 30, 2004, $464 has been expensed. The remaining unamortized deferred compensation cost at June 30, 2004 is $972.

     6. Segment Information

The Company operates in two reportable segments by providing financial and business information to Institutional and Retail Investors worldwide. The Company evaluates its segments on the basis of revenue and operating income. For comparative purposes we have provided the comparable information for the three months and six months ended June 30, 2004 and 2003.

Segment financial information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service revenue:
Institutional	$106,812	$100,253	$213,323	$188,659
Retail	12,063	11,207	23,182	22,278

Total	$118,875	$111,460	$236,505	$210,937

Income (loss) from operations:
Institutional	$39,022	$36,948	$78,119	$72,231
Retail	2,562	1,231	4,035	2,485
Corporate and unallocated (1)	(11,252)	(9,543)	(22,468)	(16,932)

Total	$30,332	$28,636	$59,686	$57,784

	June 30,	December 31,
	2004	2003
Identifiable assets by geographic area:
United States	$761,164	$733,572
Europe	181,730	169,024
Asia	8,350	7,726

Total	$951,244	$910,322

(1) Corporate and unallocated loss from operations for the periods ended June 30 primarily consists of intangible asset amortization and corporate, general and administrative expenses.

     7. Earnings Per Share

     A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Six Months Ended
	June 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$37,431	93,185	$0.40
Effect of dilutive securities:
Stock options	—	2,184	(0.01)
Deferred stock units	—	4	—

Net income -diluted	$37,431	95,373	$0.39

	For the Six Months Ended
	June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$35,979	$91,992	$0.39
Effect of dilutive securities:
Stock options	—	2,060	(0.01)

Net income diluted	$35,979	$94,052	$0.38

	For the Three Months Ended
	June 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income basic	$19,070	93,309	$0.20
Effect of dilutive securities:
Stock options	—	2,054	—
Deferred stock units	—	8	—

Net income diluted	$19,070	95,371	$0.20

	For the Three Months Ended
	June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$17,739	$92,189	$0.19
Effect of dilutive securities:
Stock options	—	2,192	—

Net income diluted	$17,739	$94,381	$0.19

8. Commitments and Contingencies

     In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company had facilitated federal securities laws violations committed by unidentified other parties and advised us of its intention to recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. We later learned that the SEC staff was concerned about evaluated prices for a small number of high-yield municipal bonds provided by the Company in March through early May 2000 and in July through August 2000. In December 2003, FT Interactive Data, the Company’s principal operating subsidiary, entered into a settlement with the SEC without admitting or denying the SEC’s formal findings. The settlement is embodied in an SEC administrative order dated December 11, 2003. As reflected in that order, FT Interactive Data was censured, paid a civil penalty of $125, and was required to implement specified valuation and record keeping procedures for high-yield municipal securities and other securities for which market quotations are not readily available.

     On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company. Although the shareholders’ claims were not reduced to writing, we understood them to be related to the September and October 2000 decreases in the funds’ net asset values. While we did not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed to pay $1,000, which we regarded as roughly equivalent to our likely litigation costs, to resolve the matter. Because it involved a class claim, the agreed settlement was subject to court approval. The settlement was approved by the appropriate court on June 30, 2004 and became final on July 30, 2004. We expect that the amount of the settlement will be fully covered by insurance. We do not believe that the settlement will materially affect our results of operations or financial condition.

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

There have been no material changes to the Company’s commitments since December 31, 2003.

9. Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of pre-tax income for the year ended December 31, 2004 by the respective countries in which it operates and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the six months ended June 30, 2004 and 2003, the estimated annual effective tax rate was 38.25% and 38.50%, respectively.

10. Intangible Assets

     Intangible assets consist of the following:

		June 30, 2004			December 31, 2003
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.1 years	62,886	(44,819)	18,067	62,886	(42,744)	20,142
Customer lists	11.5 years	208,335	(72,470)	135,865	208,336	(64,292)	144,044
Service contracts	24 years	17,365	(1,479)	15,886	17,240	(727)	16,513
Trademarks	15 years	1,700	(151)	1,549	1,700	(94)	1,606

Total		$388,578	$(217,211)	$171,367	$388,454	$(206,149)	$182,305

Expected amortization expense:

For year ending 12/31/04	$21,855
For year ending 12/31/05	$19,110
For year ending 12/31/06	$18,835
For year ending 12/31/07	$18,439
For year ending 12/31/08	$18,360

11. Retirement Plans

     Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees and the Plan also includes certain of the Company’s U.S. employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with the Plan. There was no gain or loss recorded as a result of the curtailment. In 2002, the valuation date for the Plan was changed from September to December. There was no material impact to the financial results of the Company as a result of this change.

The components of net periodic benefit cost were as follows:

	Three Months		Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	140	136	280	272
Expected return on plan assets	(144)	(85)	(288)	(170)
Amortization of unrecognized prior service costs	—	1	—	2
Amortization of unrecognized loss	33	37	66	74

Net periodic benefit cost	$29	$89	$58	$178

In 2004, the Company expects to contribute $1,047 to fund its obligations under the Plan. As of June 30, 2004, the Company has contributed $793 to fund its 2004 obligations under the Plan.

12. New Accounting Pronouncements

     Consolidation of Variable Interest Entities

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a variable interest entity and therefore the adoption of FIN 46 does not have an effect on the Company’s results of operations and financial condition.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

     Employers’ Disclosures about Pensions and Other Post Retirement Benefits

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 132 as revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts)

Introduction

     The Company primarily supplies financial and business information to institutional and retail investors worldwide. The Company is a leading provider of time-sensitive pricing (including evaluated pricing), dividend, corporate action and descriptive information for approximately 3.5 million securities. The Company also provides fixed income portfolio analytics and consulting services to institutional fixed income portfolio managers. At the core of the business are the Company’s extensive financial data management expertise and technology resources.

     The Company distributes real-time, end of day and historically archived data to customers through a variety of services, delivered via Internet, dedicated line, satellite and dial-up delivery protocols. The Company’s services are provided on either a flat fee subscription basis or on a usage basis; some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies offering trading, analysis, portfolio management and valuation services.

     The Company operates in two business segments:

     1. Institutional Services, and

     2. Retail Investor Services.

Institutional Services

The Company operates three different branded divisions within the Institutional Services segment.

•	FT Interactive Data provides a wide range of high quality financial information to institutions including, trading houses, custodians and fund managers worldwide. The financial information collected, generated and distributed includes pricing (including evaluations), descriptive and corporate action information on securities from all over the world.

•	CMS BondEdge® provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies, banks and pension fund managers.

     During 2003, the Company expanded into a third business line in the Institutional Services segment by making two strategic acquisitions.

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc. and the assets of certain ComStock related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”) for $115,972. The Company funded this acquisition from its existing cash resources.

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,375, consisting of payments of $7,500 with the balance of $875 to be paid at the end of 24 months. The Company funded this acquisition from its existing cash resources. The Company is currently migrating the HyperFeed Technologies, Inc. customers from the HyperFeed production platform to the Company’s existing ComStock production platform. This migration is expected to be concluded by the second quarter of 2005.

     These two businesses form the third branded division within the Institutional Services segment:

•	ComStock offers a real-time information service which provides worldwide financial data, news and historical information from more than 180 stock exchanges and other sources worldwide.

     Retail Investor Services

     In the Retail Investor Services segment we have one branded business:

•	eSignal offers real-time, Internet and wireless delivered subscription quote services primarily for active and professional traders, offering charts, news, research, decision support tools and alerts direct to a laptop, PC or telephone.

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

     Transactions with Pearson plc or its affiliates are included on the balance sheets as payable to affiliates.

     Business and Market Trends:

     In the second quarter of 2004, we continued to see signs of improvement in market conditions for the Company’s core market, the financial services industry. According to industry sources, financial institutions have begun to increase spending following the reporting by many in the sector of strong financial results. The main business within the Institutional Services segment, FT Interactive Data, continues to generate strong sales predominantly in the U.S. market. Despite signs of improvement in spending trends, our customers remain cost conscious. Cancellations, primarily arising from mergers and acquisitions within our customer base have slowed but continue to constrain revenue growth. We continue to believe that much of the data services provided by us to our customers is mission critical and necessary for customer operations regardless of market conditions. However, our revenues can be adversely impacted by cost pressures when market conditions are difficult for our client base.

     There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and has benefited, and expects to continue to benefit, from their growth. Another trend in North America is the consolidation of financial institutions both within and across financial industries. When institutions merge, they frequently look to gain synergies by combining their operations, including eliminating the need for multiple data sources. As a result, these consolidations have the potential to adversely impact revenues.

     Growth in the FT Interactive Data market is dependent, in large part, on the Company’s ability to continue to expand our data content offerings to meet the current and evolving needs of its clients. This would include responding to changes in the financial markets as well as regulatory and competitive pressures. This also includes continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s Fair Value Information Service, which is primarily oriented toward mutual funds. In addition, the Company will continue to look to expand its market share in continental Europe.

     The CMS BondEdge business experienced modest growth in the second quarter of 2004, as compared to the second quarter 2003. In addition, the new business pipeline for the core BondEdge product remains strong. The CMS BondEdge business is largely dependent on the activity in the U.S. financial markets and the performance of the major financial institutions. If the financial markets continue to improve, we expect this to continue to translate into more favorable operating conditions for CMS BondEdge.

     The ComStock business, which was acquired in February 2003, continued to experience strong price pressures with customers remaining focused on cost containment. We expect this trend to continue. We are promoting the ComStock service widely to FT Interactive Data’s core institutional customer base, and plan to invest in the development of new features and functionality designed to enhance our ability to win additional business with institutional clients. Revenue for this business increased in the second quarter of 2004, as compared to the second quarter of 2003, due to the acquisition of HyperFeed Technologies, Inc.’s consolidated market data feed client contracts at the end of October 2003.

     In the Retail Services segment, the eSignal business continues to strengthen its position as a leading financial data provider primarily for active traders and professional investors. Subscriptions for eSignal’s array of Internet-based services continued to experience strong growth through both direct and indirect channels. As previously disclosed, the Broadcast service was closed down at the end of April 2004.

     Results of Operations

Selected Financial Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
SERVICE REVENUE	$118,875	$111,460	6.7%	$236,505	$210,937	12.1%
COSTS & EXPENSES
Cost of Services	37,419	35,569	5.2%	76,324	66,608	14.6%
Selling, general & administrative	40,925	37,530	9.0%	80,394	68,683	17.1%
Depreciation	4,659	4,603	1.2%	9,039	8,623	4.8%
Amortization	5,540	5,122	8.2%	11,062	9,239	19.7%

Total costs & expenses	88,543	82,824	6.9%	176,819	153,153	15.5%

INCOME FROM OPERATIONS	30,332	28,636	5.9%	59,686	57,784	3.3%
Other income, net	552	208	165.4%	932	718	29.8%

INCOME BEFORE INCOME TAXES	30,884	28,844	7.1%	60,618	58,502	3.6%
Income tax expense	11,814	11,105	6.4%	23,187	22,523	2.9%

NET INCOME	$19,070	$17,739	7.5%	$37,431	$35,979	4.0%
NET INCOME PER SHARE
Basic	$0.20	$0.19	5.3%	$0.40	$0.39	2.6%
Diluted	$0.20	$0.19	5.3%	$0.39	$0.38	2.6%
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	93,309	92,189	1.2%	93,185	91,992	1.3%
Diluted	95,371	94,381	1.0%	95,373	94,052	1.4%

Three months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Service Revenue

In Thousands	2004	2003	% Change
Institutional Services
FT Interactive Data	$77,980	$76,438	+2.0%
CMS BondEdge	7,863	7,503	+4.8%
ComStock	17,409	15,506	+12.3%
Other	934	807	+15.7%
Foreign Exchange	2,626	—	N/A

Institutional Services Total	106,812	100,254	+6.5%
Retail Investor Services
eSignal	11,983	10,697	+12.0%
Broadcast	80	509	-84.3%
Retail Investor Services Total	12,063	11,206	+7.6%

TOTAL SERVICE REVENUES	$118,875	$111,460	+6.7%

     Revenue for the Company increased from $111,460 in the second quarter of 2003 to $118,875 in the second quarter of 2004, an increase of $7,415 or 6.7%. Excluding the revenue resulting from the acquisition of HyperFeed Technologies consolidated market data feed client contracts (the “HyperFeed contracts”), which was acquired on October 31, 2003, revenue grew by 4.1%. Revenue within the Institutional Services segment increased from $100,254 in the second quarter of 2003 to $106,812 in the second quarter of 2004, an increase of $6,558 or 6.5%. Revenue for the FT Interactive Data business increased from $76,438 to $77,980, an increase of $1,542 or 2.0%. The primary growth for the FT Interactive Data business came from North America, where revenue grew by 6.5%. The performance in North America was helped by a strong sales performance in the final quarter of 2003 and continued sales growth from the Company’s Fair Value Information Service and demand for evaluated pricing services. FT Interactive Data’s European business declined by 0.9% year on year on a U.S. dollar basis. Excluding the beneficial effects of foreign exchange and the closure of the Index Services business at the end of 2003 (which generated $1,193 of revenue in the second quarter of 2003), the decrease in Europe was 4.9%. The primary reason for the decline in Europe was an anticipated higher level of cancellations and renegotiations, which was partially offset by new sales. The cancellations and renegotiations were anticipated because they were first initiated by customers in prior periods. Asia Pacific revenue was flat in dollars compared to the prior year’s second quarter. Excluding the effects of foreign exchange, Asia Pacific revenue declined by 6.1% primarily due to client cancellations, partially offset by marginally higher revenue from the Company’s Japanese data service operations. Excluding the positive effect of foreign exchange, mainly due to the weakness of the U.S. dollar against the U.K. pound sterling and excluding the Index Service business that was closed at the end of 2003 and excluding the HyperFeed business the underlying revenue growth was 2.9%.

     The CMS BondEdge business grew revenue by $360 or 4.8% from $7,503 in the second quarter of 2003 to $7,863 in the second quarter of 2004, primarily due to new sales in the final quarter of 2003.

     The ComStock business generated revenue of $17,409 in the second quarter of 2004 compared with $15,506 in the second quarter of 2003, an increase of $1,903 or 12.3%. Second quarter revenue increased due to the favorable effects of foreign exchange and the inclusion of revenue from the acquisition of the HyperFeed contracts on October 31, 2003, which drove revenue growth. Excluding these two factors, ComStock’s revenue declined by 6.0%. This decline was due to the higher level of cancellations, primarily in the information media sector of the ComStock customer base.

     Within the Retail Services segment, revenue for the eSignal business grew by $1,286 or 12.0% from $10,697 in the second quarter of 2003 to $11,983 in the second quarter of 2004, due mainly to a 20.7% increase in its core direct subscriber base, albeit at a lower average subscription fee. As expected, the Broadcast business’ revenue declined by $429 or 84.3% from $509 in the second quarter of 2003 to $80 in the second quarter of 2004. The Broadcast business was closed at the end of April 2004.

     Foreign exchange contributed $2,626 to revenue in the second quarter of 2004. This was mainly due to the weakness of the U.S. dollar against the U.K. pound sterling. The average rate for the U.S. dollar against the U.K. pound sterling was $1.806 in the second quarter of 2004 compared with $1.619 in the second quarter of 2003.

Total Costs and Expenses:

Total costs and expenses for the Acquired Business for the second quarter of 2004 include the costs and expenses associated with the acquisition of the HyperFeed contracts at the end of October 2003.

     Cost of Services

In Thousands	2004	2003	% Change
Core Business	$35,260	$35,569	-0.9%
Acquired Business	1,475	—	N/A
Foreign Exchange	684	—	N/A

TOTAL COST OF SERVICES	$37,419	$35,569	+5.2%

     Cost of services increased by $1,850 or 5.2% from $35,569 in the second quarter of 2003 to $37,419 in the second quarter of 2004. This increase was due to the inclusion of the HyperFeed contracts’s cost of services, and the impact of foreign exchange. Excluding these factors, cost of services declined by 0.9%. The primary reason for the decline in the core cost of services is the completion of integration projects in the FT Interactive Data business to remove reliance on certain legacy production systems and the closure of a small data center in New York, combined with the non recurrence of certain one-time costs in the European business in 2003. Cost of services as a percentage of revenue decreased from 31.9% in the second quarter of 2003 to 31.5% in the second quarter of 2004.

     Selling, General & Administrative Expenses

In Thousands	2004	2003	% Change
Core Business	$39,626	$37,530	+5.6%
Acquired Business	—	—	N/A
Foreign Exchange	1,299	—	N/A

TOTAL SG&A	$40,925	$37,530	+9.0%

     Selling, general and administrative expenses increased by $3,395 or 9.0% from $37,530 in the second quarter of 2003 to $40,925 in the second quarter of 2004. This increase was partially due to the effects of changes in foreign currency. Excluding the effects of changes in foreign currency, selling, general and administrative expenses increased by 5.6% or $2,096. The main reasons for this increase includes higher costs relating to staffing and consulting expenditure for various regulatory projects, costs relating to the data center consolidation initiatives, and higher royalty costs in the ComStock business. Overall, selling, general and administrative expenses as a percentage of revenue increased from 33.7% in the second quarter of 2003 to 34.4% in the second quarter of 2004.

     Depreciation

In Thousands	2004	2003	% Change
Core Business	$4,545	$4,603	-1.3%
Acquired Business	1	—	N/A
Foreign Exchange	113	—	N/A

TOTAL DEPRECIATION	$4,659	$4,603	+1.2%

     Depreciation expense increased by $56 or 1.2% from $4,603 in the second quarter of 2003 to $4,659 in the second quarter of 2004. Core business depreciation decreased slightly with a number of fixed assets becoming fully depreciated in 2003 and in the first quarter of 2004 being partially offset by the additional depreciation expense associated with the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which commenced operations in the quarter.

     Amortization

In Thousands	2004	2003	% Change
Core Business	$5,129	$5,122	—
Acquired Business	411	—	N/A

TOTAL AMORTIZATION	5,540	5,122	+8.2%

     Amortization expense increased from $5,122 in the second quarter of 2003 to $5,540 in the second quarter of 2004, an increase of 8.2% or $418. The increase was mainly due to the amortization relating to the HyperFeed contracts intangible assets. Excluding this, amortization was unchanged between the two quarters.

     Other Condensed Consolidated Financial Information

     Income from operations increased from $28,636 in the second quarter of 2003 to $30,332 in the second quarter of 2004, an increase of $1,696 or 5.9%. The increase in income from operations was due to the higher operating results discussed above.

     Other income increased from $208 in the second quarter of 2003 to $552 in the second quarter of 2004, reflecting a higher average cash balance in 2004.

     Income before taxes increased from $28,844 in the second quarter of 2003 to $30,884 in the second quarter of 2004, reflecting the higher income from operations and other income.

     The Company’s effective tax rate improved from 38.50% in the second quarter of 2003 to 38.25% in the second quarter of 2004, primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $19,070 in the second quarter of 2004 compared to net income of $17,739 in the second quarter of 2003.

     The Company generated basic and diluted net income per share of $0.20 in the second quarter of 2004, compared to $0.19 in the second quarter of 2003.

     Weighted average basic shares outstanding increased by 1.2% and weighted average diluted shares increased by 1.0% in the second quarter of 2004 due to options exercised during the past 12 months, offset by a higher level of stock options outstanding in 2003.

Six months Ended June 30, 2004 Compared to Six months Ended June 30, 2003

Service Revenue

In Thousands	2004	2003	% Change
Institutional Services
FT Interactive Data	$154,641	$151,350	+2.2%
CMS BondEdge	15,953	15,047	+6.0%
ComStock	35,288	20,559	+71.6%
Other	1,851	1,703	+8.7%
Foreign Exchange	5,589	—	N/A

Institutional Services Total	213,322	188,659	+13.1%
Retail Investor Services
eSignal	22,839	21,134	+8.1%
Broadcast	344	1,144	-70.0%

Retail Investor Services Total	23,183	22,278	+4.1%
TOTAL SERVICE REVENUES	$236,505	$210,937	+12.1%

     Revenue for the Company increased from $210,937 in the first six months of 2003 to $236,505 in the first six months of 2004, an increase of $25,568 or 12.1%.

     Revenue within the Institutional Services segment increased from $188,659 in the first six months of 2003 to $213,322 in the first six months of 2004, an increase of $24,663 or 13.1%. Excluding the revenue from the ComStock and HyperFeed businesses, which were acquired in 2003 and the effects of foreign exchange, revenue grew by 2.6%. Revenue for the FT Interactive Data business increased from $151,350 to $154,641, an increase of $3,291 or 2.2%. The primary growth for the FT Interactive Data business came from North America, where revenue grew by 7.1%. The performance was helped by a strong sales performance in the final quarter of 2003, and the continued sales growth from the Company’s Fair Value Information Service and demand for evaluated pricing services. FT Interactive Data’s European business declined by 1.0% year on year on a U.S. dollar basis. On a comparable basis, removing the beneficial effects of foreign exchange and the closure of the Index Services business (which generated $2,350 of revenue in the first six months of 2003), the decrease was 6.4%. The main reason for the decline was an expected high level of cancellations and renegotiations, which was partially offset by new sales. Asia Pacific revenues increased by 9.5% primarily due to the effects of foreign exchange. Excluding the revenue from the two acquired businesses in 2003 (ComStock and the HyperFeed contracts), the Index Service business that was closed at the end of 2003 and the positive impact of foreign exchange, the underlying growth for the period would have been 4.0%.

     The CMS BondEdge business grew revenue by $906 or 6.0% in the first six months from $15,047 in the first six months of 2003 to $15,953 in the first six months of 2004, primarily due to a strong sales performance in the final quarter of 2003.

     The ComStock business generated revenue of $35,288 in the first six months of 2004 compared with $20,559 in the first six months of 2003, an increase of $14,729 or 71.6%. This increase was due to an additional two month’s results for ComStock being included in the first six months of 2004, as ComStock was acquired at the end of February 2003, and also due to the inclusion of revenue from the acquisition of HyperFeed contracts, acquired on October 31, 2003.

     Within the Retail Services segment, revenue for the eSignal business grew by $1,705 or 8.1% from $21,134 in the first six months of 2003 to $22,839 in the first six months of 2004, due mainly to a strong increase in its core direct subscriber base, albeit at a lower average subscription fee. The Broadcast business revenue declined by $800 or 70.0% from $1,144 in the first six months of 2003 to $344 in the first six months of 2004, as the business was closed down at the end of April 2004.

     Foreign exchange contributed $5,589 to revenue in the first six months of 2004. This was mainly due to the weakness of the U.S. dollar against the U.K. pound sterling. The average rate for the U.S. dollar against the U.K. pound sterling was $1.822 in the first six months of 2004 compared with $1.611 in the first six months of 2003.

Total Costs and Expenses:

     Total costs and expenses for the Acquired Businesses for the six months ended June 30, 2004 includes the costs and expenses associated with the acquisition of ComStock at the end of February 2003 and the HyperFeed contracts at the end of October 2003.

     Cost of Services

In Thousands	2004	2003	% Change
Core Business	$57,276	$58,077	-1.4%
Acquired Businesses	17,369	8,531	+103.6%
Foreign Exchange	1,679	—	N/A

TOTAL COST OF SERVICES	$76,324	$66,608	+14.6%

     Cost of services increased by $9,716 or 14.6% from $66,608 in the first six months of 2003 to $76,324 in the first six months of 2004. This increase was due to the inclusion of the Acquired Businesses and the impact of foreign exchange. Excluding these factors, cost of services declined by 1.4%. The primary reason for the decline in the cost of services in the core business was the completion of some integration projects in the FT Interactive Data business to remove reliance on certain legacy production systems, the closure of a small data center in New York, and some one-time costs in the European business in 2003. The increase in the Acquired Businesses’ costs was due to the inclusion of two additional months of costs for ComStock in the first six months of 2004, as ComStock was acquired at the end of February 2003 and the inclusion of costs from the acquisition of HyperFeed’s contracts on October 31, 2003. Cost of services as a percentage of revenue increased from 31.6% in the first six months of 2003 to 32.3% in the first six months of 2004.

     Selling, General & Administrative Expenses

In Thousands	2004	2003	% Change
Core Business	$66,313	$62,344	+6.4%
Acquired Businesses	11,384	6,339	+79.6%
Foreign Exchange	2,697	—	N/A

TOTAL SG&A	$80,394	$68,683	+17.1%

     Selling, general and administrative expenses increased by $11,711 or 17.1% from $68,683 in the first six months of 2003 to $80,394 in the first six months of 2004. This increase was partially due to the inclusion of the Acquired Businesses in 2003 and the effects of changes in foreign currency. Excluding these costs and those relating to foreign exchange, selling, general and administrative expenses increased by 6.4% or $3,969. The main reasons for the increase were increased costs relating to staffing and consulting expenditure for various regulatory projects, including those related to Sarbanes-Oxley, and costs relating to the data center consolidation initiatives, including the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which became operational in the second quarter of 2004. In the Acquired Businesses, the increase was due to two additional months of costs for ComStock in the first six months of 2004, as ComStock was acquired at the end of February 2003 and the inclusion of costs from the acquisition of HyperFeed acquired on October 31, 2003. Overall, selling, general and administrative expenses as a percentage of revenue increased from 32.6% in the first six months of 2003 to 34.0% in the first six months of 2004.

     Depreciation

In Thousands	2004	2003	% Change
Core Business	$7,259	$7,451	-2.6%
Acquired Businesses	1,536	1,172	+31.1%
Foreign Exchange	244	—	N/A

TOTAL DEPRECIATION	$9,039	$8,623	+4.8%

     Depreciation expense increased by $416 or 4.8% from $8,623 in the first six months of 2003 to $9,039 in the first six months of 2004. This was mainly due to the inclusion of depreciation expense associated with the Acquired Businesses and a small impact of foreign exchange. Excluding these factors, depreciation expense for the core business declined by 2.6% due to a large number of fixed assets becoming fully depreciated in 2003 and in the first half of 2004, which was partially offset by the depreciation associated with the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which became operational in the second quarter of 2004.

     Amortization

In Thousands	2004	2003	% Change
Core Business	$6,870	$6,923	-0.8%
Acquired Businesses	4,192	2,316	+81.0%

TOTAL AMORTIZATION	$11,062	$9,239	+19.7%

     Amortization expense increased from $9,239 in the first six months of 2003 to $11,062 in the first six months of 2004, an increase of 19.7% or $1,823. The increase was mainly due to the amortization relating to the assets of the Acquired Businesses. Excluding these factors, amortization declined by 0.8% due to certain intangible assets relating to a previous acquisition becoming fully amortized.

     Other Condensed Consolidated Financial Information

     Income from operations increased from $57,784 in the first six months of 2003 to $59,686 in the first six months of 2004, an increase of $1,902 or 3.3%. The increase in income from operations was due to the increased operating results, as discussed above.

     Other income increased from $718 in the first six months of 2003 to $932 in the first six months of 2004, reflecting a higher average cash balance in 2004.

     Income before taxes increased from $58,502 in the first six months of 2003 to $60,618 in the first six months of 2004 reflecting the higher income from operations and other income.

     The Company’s effective tax rate improved from 38.50% in the first six months of 2003 to 38.25% in the first six months of 2004, primarily attributable to tax planning initiatives instituted in 2003.

     The Company generated net income of $37,431 in the first six months of 2004, compared to net income of $35,979 in the first six months of 2003.

     The Company generated basic net income per share of $0.40 and diluted net income per share of $0.39 in the first six months of 2004, compared to $0.39 and $0.38, respectively, in the first six months of 2003.

     Weighted average basic shares outstanding increased by 1.3% and weighted average diluted shares increased by 1.4% in the first six months of 2004 due to options exercised during the past 12 months, offset by a higher level of stock options outstanding in 2003.

Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of income by the respective countries in which we operate and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the six months ended June 30, 2004 and 2003, the estimated annual effective tax rates were 38.25% and 38.50%, respectively.

Liquidity and Capital Resources

     Cash provided by operating activities was $49,520 for the first six months of 2004 compared with $44,258 in the first six months of 2003. The increase was due to higher net income, higher depreciation and amortization as discussed above, combined with lower requirements of working capital in the first six months of 2004. The change in working capital is primarily due to higher tax expense and cash collections, offset by increased corporate tax payments in the first six months of 2004 as compared with the first six months of 2003.

     The Company’s capital expenditures increased in the first six months of 2004 to $12,837 from $4,404 in the first six months of 2003 due mainly to the build out of the Company’s new North American East Coast Data Center in Boxborough, Massachusetts, and also development of internal use software to consolidate the Company’s many real time data collection plants in the future. In 2004, as we continue the consolidation of multiple data centers to the new North American East Coast Data Center and the North American West Coast Data Center in Hayward, California, and seek to improve the resiliency and disaster recovery abilities of all our businesses, we expect total capital expenditures for the year to be in the range of $20,000 to $23,000.

     In the first six months of 2004, the Company received $5,389 from the exercise of 515 stock options and the issuance of 62 shares under the employee stock purchase plan, compared with $6,284 in the first six months of 2003. In the first six months of 2004, the Company utilized $239 to repurchase 14 shares of outstanding shares compared with $1,330 to repurchase 100 shares of outstanding shares in the first six months of 2003.

     In 2003, the Company acquired from The McGraw-Hill Companies, Inc., the stock of S&P ComStock, Inc. and the assets of certain Mc-Graw Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,972, in cash. The Company funded this acquisition from its existing cash resources. In 2003, the Company also acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,375, consisting of payments of $7,500, with the balance of $875 to be paid at the end of 24 months, offset by cash acquired of $1,011. The Company funded this acquisition from its existing cash resources.

     Management believes that the cash and cash equivalents and expected cash flows generated by operating activities will be sufficient to meet the cash needs of the Company for a least the next twelve months. The Company currently has no long-term debt.

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

Recently Issued Accounting Pronouncements

     Consolidation of Variable interest Entities

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any ,bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a variable interest entity and therefore the adoption of FIN 46 does not have an effect on the Company’s results of operations and financial condition.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

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

Information Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities law, and is subject to the safe-harbor created by such Act. Forward-looking statements may include the Company’s statements regarding its goals, beliefs, strategies, objectives, plans or current expectations. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our data centers; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new product offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to derive the anticipated benefits from our acquisitions; (x) potential regulatory investigations of us or our customers relating to our services; (xi) the regulatory requirements applicable to our business including our FT Interactive Data subsidiary, which is a registered investment advisor; (xii) our ability to attract and retain key personnel; (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; (xiv) our ability to consolidate our data centers and achieve anticipated benefits and (xv) our ability to comply in a timely manner with the rules and regulations set forth in the Sarbanes-Oxley Act and related SEC and NYSE rules and regulations. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect the Company’s business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A portion of the Company’s business is conducted outside the United States through our foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and, accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company’s foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations. The Company’s primary exposure to foreign currency exchange rate risks rest with the U.K. pound Sterling to U.S. dollar exchange rate due to the significant size of the Company’s operations in the United Kingdom. The effects of foreign exchange on the Company’s business historically have varied from quarter to quarter and may continue to do so.

     Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impact of foreign exchange on the Company.

     Total revenues and long lived assets for the three months and six months ended June 30, by geographic region outside the U.S., are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Europe	$24,192	$23,455	$48,708	$43,445
Asia	1,535	1,501	3,203	2,926

Total	$25,727	$24,956	$51,911	$46,371

	June 30, 2004	December 31, 2003
Long Lived Assets
Europe	$125,804	$124,275
Asia	2,354	2,579

Total	$128,158	$126,854

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

Item 4. Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

     The Company maintains a system of internal controls over financial reporting that are designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting during the second fiscal quarter of 2004. There were no changes to the Company’s internal control over financial reporting during the second fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, nor were any corrective actions required to be taken with regard to any significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company had facilitated federal securities laws violations committed by unidentified other parties and advised us of its intention to recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. We later learned that the SEC staff was concerned about evaluated prices for a small number of high-yield municipal bonds provided by the Company in March through early May 2000 and in July through August 2000. In December 2003, FT Interactive Data, the Company’s principal operating subsidiary, entered into a settlement with the SEC without admitting or denying the SEC’s formal findings. The settlement is embodied in an SEC administrative order dated December 11, 2003. As reflected in that order, FT Interactive Data was censured, paid a civil penalty of $125,000, and was required to implement specified valuation and record keeping procedures for high-yield municipal securities and other securities for which market quotations are not readily available.

     On a separate but related matter, shareholders of the two Heartland high-yield funds notified us late in 2002 of their intention to proceed against the Company. Although the shareholders’ claims were not reduced to writing, we understood them to be related to the September and October 2000 decreases in the funds’ net asset values. While we did not believe that any such claims would have merit or would materially affect the Company’s results of operations or financial condition, we agreed to pay $1,000,000, which we regarded as roughly equivalent to our likely litigation costs, to resolve the matter. Because it involved a class claim, the agreed settlement was subject to court approval. The settlement was approved by the appropriate court on June 30, 2004 and became final on July 30, 2004. We expect that the amount of the settlement will be fully covered by insurance. We do not believe that the settlement will materially affect our results of operations or financial condition.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities(1)

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
Period	Shares (or Units) Purchased (2)	Paid per Share (or Unit)	Announced Plans or Programs	Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004	N/A	N/A	N/A	N/A
May 1, 2004 - May 31, 2004	N/A	N/A	N/A	N/A
June 1, 2004 - June 30, 2004	14,000 shares	$17.03	14,000 shares	786,000 shares
Total	14,000 shares	$17.03	14,000 shares	786,000 shares

(1) The Company maintains a stock repurchase program pursuant to which the Company’s Board of Directors has authorized the repurchase of up to 1,000,000 of the Company’s outstanding shares of common stock. This program was first publicly announced on August 13, 2002 in a press release and also in a Current Report on Form 8-K. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company uses cash on hand to fund repurchases under the program. The Company is not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at the Company’s discretion.

(2) No shares have been purchased other than through the Company’s publicly announced stock repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on May 20, 2004:

1.	the election of ten directors to serve until the company’s next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal, and

2.	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Stuart J. Clark	83,549,641	6,559,568
William T. Ethridge	84,839,418	5,269,791
John Fallon	84,839,499	5,269,710
William B. Gauld	85,139,177	4,970,032
Donald P. Greenberg	88,842,082	1,267,127
Alan J. Hirschfield	84,976,584	5,132,625
Philip J. Hoffman	84,510,884	5,598,325
John C. Makinson	84,534,347	5,574,862
Carl Spielvogel	88,934,814	1,174,395
Allan R. Tessler	83,573,101	6,536,108

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004 received the following votes:

-	89,582,647	Votes for approval
-	481,789	Votes against
-	7,673	Abstentions
	There were no broker non-votes for this item.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed or furnished as part of this report:

31.1	Rule 13-14(a)/15d — 14(a) Certification of Chief Executive Officer
31.2	Rule 13-14(a)/15d — 14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

b. Reports on Form 8-K:

     On April 29, 2004, the Company furnished a Current Report on Form 8-K, under Item 12, regarding the Company’s Press Release reporting the Company’s results of operations and financial condition for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 6, 2004	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: August 6, 2004	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Chief Financial Officer