Form 10-Q
period 2004-09-30
INTERACTIVE DATA CORP/MA/
filed 2004-11-09
CIK 888165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 2, 2004 was 93,071,039.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003
Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the Nine Months Ended September 30, 2004
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
FORM OF DEFERRED STOCK UNIT GRANT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 AND COMPREHENSIVE INCOME
 (Unaudited)
 (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
SERVICE REVENUE	$122,884	$111,334	$359,389	$322,271
COSTS AND EXPENSES
Cost of services	38,058	36,129	114,382	102,737
Selling, general and administrative	40,958	36,911	121,352	105,594
Depreciation	4,689	4,091	13,728	12,714
Amortization	5,555	5,122	16,617	14,361

Total costs and expenses	89,260	82,253	266,079	235,406

INCOME FROM OPERATIONS	33,624	29,081	93,310	86,865
Other income, net	622	193	1,554	911

INCOME BEFORE INCOME TAXES	34,246	29,274	94,864	87,776
Income tax expense	12,482	11,271	35,669	33,794

NET INCOME	21,764	18,003	59,195	53,982
Foreign currency translation adjustment	214	1,066	1,026	5,206

Comprehensive Income	$21,978	$19,069	$60,221	$59,188

NET INCOME PER SHARE
Basic	$0.23	$0.19	$0.64	$0.59
Diluted	$0.23	$0.19	$0.62	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,149	92,539	93,173	92,174
Diluted	95,442	94,789	95,396	94,299

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$175,117	$131,639
Accounts receivable, net of allowance for doubtful accounts of $6,814 and $6,467 at September 30, 2004 and December 31, 2003 respectively	90,684	75,785
Prepaid expenses and other current assets	7,384	6,773
Deferred income taxes	5,472	4,640

Total current assets	278,657	218,837

Property and equipment, net	51,010	46,193
Goodwill	470,881	462,323
Intangible assets, net	177,413	182,305
Other assets	813	664

Total Assets	$978,774	$910,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$13,540	$9,877
Payable to affiliates	1,218	1,279
Accrued liabilities	60,703	62,311
Income taxes payable	8,339	12,948
Deferred revenue	40,129	30,336

Total current liabilities	123,929	116,751
Deferred tax liabilities	30,025	29,204
Other liabilities	2,111	1,836

Total Liabilities	156,065	147,791

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 95,970,679 issued and 92,970,679 outstanding at September 30, 2004, and 95,011,707 issued and 92,811,707 outstanding at December 31, 2003	960	950
Additional paid-in capital	816,513	801,448
Treasury stock, at cost, 3,000,000 shares at September 30, 2004 and 2,200,000 at December 31, 2003	(41,326)	(26,980)
Deferred stock-based compensation	(1,829)	(1,057)
Accumulated other comprehensive income	11,393	10,367
Accumulated earnings (deficit)	36,998	(22,197)

Total Stockholders’ Equity	822,709	762,531

Total Liabilities and Stockholders’ Equity	$978,774	$910,322

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock			Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2003	95,012	$950	$801,448	2,200	$(26,980)
Exercise of stock options	836	9	7,585	—	—
Issuance of stock in connection with employee stock purchase plan	123	1	1,739	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	2,567	—	—
Deferred stock-based compensation	—	—	1,212	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Purchase of treasury stock	—	—	—	800	(14,346)
Capital contribution by related party	—	—	1,962	—	—
Other comprehensive income	—	—	—	—	—
Net income	—	—	—	—	—

Balance, September 30, 2004	95,971	$960	$816,513	3,000	$(41,326)

		Accumulated
	Deferred	Other		Total
	Compensation	Comprehensive	Accumulated	Stockholders’
	Costs	Income	Earnings (Deficit)	Equity
Balance, December 31, 2003	$(1,057)	$10,367	$(22,197)	$762,531
Exercise of stock options	—	—	—	7,594
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,740
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	2,567
Deferred stock-based compensation	(1,212)	—	—	—
Amortization of deferred stock-based compensation	440	—	—	440
Purchase of treasury stock	—	—	—	(14,346)
Capital contribution by related party	—	—	—	1,962
Other comprehensive income	—	1,026	—	1,026
Net income	—	—	59,195	59,195

Balance, September 30, 2004	$(1,829)	$11,393	$36,998	$822,709

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$59,195	$53,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,345	27,075
Tax benefit from exercise of stock options and employee stock purchase plan	2,567	3,234
Deferred income taxes	2,015	—
Other non-cash items	503	177
Changes in operating assets and liabilities, net	(10,727)	794

NET CASH PROVIDED BY OPERATING ACTIVITIES	83,898	85,262
Cash flows provided by (used in) investing activities:
Addition to fixed assets	(17,723)	(8,181)
Acquisition of business	(17,676)	(115,972)
Other investing activities	—	506

NET CASH USED IN INVESTING ACTIVITIES	(35,399)	(123,647)
Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(14,346)	(1,330)
Proceeds from exercise of stock options and employee stock purchase plan	9,334	8,637

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,012)	7,307
Effect of change in exchange rates on cash and cash equivalents	(9)	1,437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,478	(29,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,639	153,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,117	$123,602

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
(Unaudited)

     1. Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

     On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon the Merger, the Company issued 56,424 shares of its common stock to Pearson Longman that resulted in the ownership of Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services segment. The stock of the Company was subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. In the third quarter of 2004, the Company recorded a capital contribution from Pearson of $1,962 for an adjustment to a liability attributed to a former affiliate of Pearson that was sold in 1999, prior to the Merger. This adjustment had no impact on the Company’s net income or on Pearson’s ownership percentage in the Company.

     2. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     3. Acquisitions

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc. (“McGraw-Hill”), the stock of S&P ComStock, Inc. and the assets of certain related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”). This acquisition provided the Company direct access to real-time market data from more than 180 stock exchanges and other sources worldwide. The acquisition also expanded the Company’s real-time data feed services, and provided the Company with the opportunity to market ComStock’s content and products to several thousand institutional customers worldwide. The price paid in cash for the stock and the assets was $115,972 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,250, consisting of employee severance costs and legal and accounting service fees. As of September 30, 2004, $1,027 of the acquisition costs has been paid. The Company expects the remaining costs, consisting mainly of employee severance, to be paid by December 31, 2004.

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

     The acquisition was accounted for as follows:

Assets
Accounts receivable	$7,700
Prepaid expenses and other current assets	891
Fixed assets	3,987
Customer lists	30,900
Service contracts	16,700
Trademarks	1,700
Computer software/technology	20,400
Goodwill	69,249

$151,527
Liabilities
Accrued liabilities	$5,161
Deferred revenue	2,257
Deferred tax liabilities	26,887
Accrued acquisition costs	1,250

$35,555

Total Purchase Price	$115,972

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,375, consisting of payments of $7,500 with the balance of $875 to be paid at the end of 24 months, offset by cash acquired of $1,011. The Company funded this acquisition from its existing cash resources. The Company’s financial statements include the results of the market data feed client contracts subsequent to the acquisition date.

     The acquisition was accounted for as follows:

Assets
Cash	$1,011
Accounts receivable	579
Prepaid expenses	29
Customer lists	6,835
Service contract	665

$9,119
Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$7,500

     On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a privately held leader in the real-time futures, commodities and foreign exchange markets data. This acquisition enables the Company to provide global coverage of futures and commodities data. The Company intends to integrate the assets into its eSignal division. The price paid in cash for the assets was $18,000, offset by cash acquired of $324. The current allocation of the purchase price may be adjusted by a working capital adjustment which will be determined in the fourth quarter of 2004. In addition, the Company accrued acquisition costs of $2,038, consisting of employee severance costs, legal and accounting services, and certain lease termination costs. As of September 30, 2004, $88 of the acquisition costs has been paid. The Company expects the majority of the remaining costs to be paid by December 31, 2005.

     The acquisition was accounted for using the purchase method of accounting in accordance with Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management. The intangible assets are being amortized over a period ranging from six to nine years. The Company’s financial statements include the results of operations of FutureSource subsequent to the acquisition date.

The acquisition was accounted for as follows:

Assets
Cash	$324
Accounts receivable	2,065
Prepaid expenses and other current assets	404
Deferred tax asset	819
Fixed assets	784
Goodwill	12,100
Customer lists	3,300
Trademarks	600
Computer software/technology	5,500
Other assets	172

$26,068
Liabilities
Accounts payable	$2,444
Accrued liabilities	1,550
Deferred revenue	1,771
Other liabilities	265
Accrued acquisition costs	2,038

$8,068

Total Purchase Price	$18,000

     4. Restructuring Charges

     In 2002, the Company recorded restructuring charges in the United Kingdom and United States. These restructuring charges totaled $3,320 and were primarily related to employee severance and lease termination costs. As of September 30, 2004, the remaining restructuring accrual associated with these events is $373, which consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2004. In 2003, the Company recorded additional restructuring charges in the United Kingdom and United States. These restructuring charges totaled $3,311 and were primarily related to employee severance costs, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of September 30, 2004, the remaining restructuring accrual pertaining to the 2003 charges is $688 which consists mainly of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2004. During the first nine months of 2004, the Company recorded restructuring charges of $863, relating to employee severance costs which is included in selling, general and administrative expenses. As of September 30, 2004, the remaining restructuring accrual pertaining to the 2004 charges is $482. The Company expects to complete the majority of these payments by December 31, 2004, with the remainder of the payments to be made by December 31, 2005.

     5. Stock Based Compensation

     Employee Stock Purchase Plan

     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (“the 2001 ESPP Plan”). The plan allows employees to purchase stock at a discounted price at specific times. During the nine months ended September 30, 2004, employees purchased approximately 123 shares at an average share price of $14.50. At September 30, 2004, 1,709 shares were reserved for future issuance under the 2001 ESPP Plan.

     Employee Stock Option Plan

     In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted to eligible participants under the 2000 Plan is determined at the discretion of the Compensation Committee. The exercise price for all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

     The Company has options to acquire 10,229 shares of the Company common stock outstanding under the 2000 Plan as of September 30, 2004, with a weighted average exercise price of $13.39 per share. Of these options, 5,245 are currently exercisable and have a weighted average exercise price of $11.21 per share.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the nine months and three months ended September 30, 2004 and 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, “Accounting for Stock Based Employee Compensation,” for the employee stock option and employee stock purchase plans.

	Nine Months Ended
	September 30,
	2004	2003
Net income, as reported	$59,195	$53,982
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(7,887)	(6,646)

Pro forma, net income	$51,308	$47,336

Earnings per share
Basic — as reported	$0.64	$0.59
Basic — pro forma	$0.55	$0.51
Diluted — as reported	$0.62	$0.57
Diluted — pro forma	$0.54	$0.50

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$21,764	$18,003
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(3,018)	(2,552)

Pro forma, net income	$18,746	$15,451

Earnings per share
Basic — as reported	$0.23	$0.19
Basic — pro forma	$0.20	$0.17
Diluted — as reported	$0.23	$0.19
Diluted — pro forma	$0.20	$0.16

     The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Risk free interest rate	3.46%	1.60%
Expected life (in years)	4.00	4.00
Volatility	50.00%	61.00%
Expected dividend yield	0%	0%
Weighted average fair value	$7.50	$7.05

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2004	2003
Risk free interest rate	3.48%	2.26%
Expected life (in years)	4.00	4.00
Volatility	50.00%	61.00%
Expected dividend yield	0%	0%
Weighted average fair value	$7.48	$7.10

     The fair value of stock issued under the 2001 ESPP Plan and included in the above pro-forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions:

	For the Nine Months Ended,
	September 30,	September 30,
	2004	2003
Risk free interest rate	1.03%	1.20%
Expected life (in years)	.49	.50
Volatility	20.00%	25.00%
Expected dividend yield	0%	0%
Weighted average fair value	$3.18	$2.64

	For the Three Months Ended,
	September 30,	September 30,
	2004	2003
Risk free interest rate	1.01%	1.20%
Expected life (in years)	.49	.50
Volatility	20.00%	25.00%
Expected dividend yield	0%	0%
Weighted average fair value	$3.24	$2.64

     Deferred Stock Compensation

     The Company has awarded deferred stock compensation to certain executives and members of the Board of Directors under the 2000 Plan. An aggregate of 145 deferred stock units of the Company’s common stock have been granted to date. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $2,501, which is included in stockholders’ equity and will be amortized over the three-year vesting period. As of September 30, 2004, $672 has been expensed. The remaining unamortized deferred compensation cost at September 30, 2004 is $1,829.

     6. Segment Information

     The Company operates in two reportable segments by providing financial and business information to Institutional and Retail Investors worldwide. The Company evaluates its segments on the basis of revenue and operating income. For comparative purposes we have provided the information for the three months and nine months ended September 30, 2004 and 2003.

     Segment financial information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service revenue:
Institutional	$108,968	$99,998	$322,290	$288,657
Retail	13,916	11,336	37,099	33,614

Total	$122,884	$111,334	$359,389	$322,271

Income (loss) from operations:
Institutional	$42,850	$36,327	$120,969	$108,558
Retail	2,460	1,905	6,495	4,390
Corporate and unallocated (1)	(11,686)	(9,151)	(34,154)	(26,083)

Total	$33,624	$29,081	$93,310	$86,865

	September 30,	December 31,
	2004	2003
Identifiable assets by geographic area:
United States	$778,656	$733,572
Europe	190,523	169,024
Asia	9,595	7,726

Total	$978,774	$910,322

(1) Corporate and unallocated loss from operations for the periods ended September 30 primarily consists of intangible asset amortization and corporate, general and administrative expenses.

7. Earnings Per Share

A reconciliation of the weighted average number of common shares outstanding is as follows:

	For the Nine Months Ended
	September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$59,195	93,173	$0.64
Effect of dilutive securities:
Stock options	—	2,214	(0.02)
Deferred stock units	—	9	—

Net income -diluted	$59,195	95,396	$0.62

	For the Nine Months Ended
	September 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$53,982	92,174	$0.59
Effect of dilutive securities:
Stock options	—	2,125	(0.02)

Net income diluted	$53,982	94,299	$0.57

	For the Three Months Ended
	September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income basic	$21,764	93,149	$0.23
Effect of dilutive securities:
Stock options	—	2,274	—
Deferred stock units	—	19	—

Net income diluted	$21,764	95,442	$0.23

	For the Three Months Ended
	September 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net income -basic	$18,003	92,539	$0.19
Effect of dilutive securities:
Stock options	—	2,250	—

Net income diluted	$18,003	94,789	$0.19

8. Commitments and Contingencies

     In November 2000, the Securities and Exchange Commission (the “SEC”) began an investigation into management of two Heartland Group high-yield municipal bond funds. The Company was not named in the SEC’s formal order of investigation but cooperated fully with the SEC. The SEC staff subsequently notified us of its view that the Company had facilitated federal securities laws violations committed by unidentified other parties and advised us of its intention to recommend the commencement of an enforcement action against the Company. None of our officers, directors, or employees was similarly so notified. We later learned that the SEC staff was concerned about evaluated prices for a small number of high-yield municipal bonds provided by the Company in March through early May 2000 and in July through August 2000. In December 2003, FT Interactive Data Corporation, the Company’s principal operating subsidiary, entered into a settlement with the SEC without admitting or denying the SEC’s formal findings. The settlement is embodied in an SEC administrative order dated December 11, 2003. As reflected in that order, FT Interactive Data Corporation was censured, paid a civil penalty of $125, and was required to implement specified valuation and record keeping procedures for high-yield municipal securities and other securities for which market quotations are not readily available.

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

9. Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of pre-tax income for the year ending December 31, 2004 by the respective countries in which it operates and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the nine months ended September 30, 2004 and 2003, the estimated annual effective tax rate was 37.60% and 38.50%, respectively. The decrease in the annual effective tax rate was due, in part, to a release of tax reserves that were no longer required as a result of the expiration of statute of limitations as well as a shift in geographic income to lower tax rate jurisdictions.

10. Intangible Assets

     Intangible assets consist of the following:

		September 30, 2004			December 31, 2003
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.2 years	68,386	(45,909)	22,477	62,886	(42,744)	20,142
Customer lists	11.4 years	211,635	(76,599)	135,036	208,336	(64,292)	144,044
Service contracts	24.0 years	17,365	(1,780)	15,585	17,240	(727)	16,513
Trademarks	13.2 years	2,300	(185)	2,115	1,700	(94)	1,606

Total		$397,978	$(222,765)	$175,213	$388,454	$(206,149)	$182,305

Expected amortization expense:
For year ending 12/31/04	$22,214
For year ending 12/31/05	$20,951
For year ending 12/31/06	$20,676
For year ending 12/31/07	$20,281
For year ending 12/31/08	$20,201

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

     The components of net periodic benefit cost were as follows:

	Three Months		Nine Months ended
	ended September 30,		September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	109	136	389	408
Expected return on plan assets	(72)	(85)	(360)	(255)
Amortization of unrecognized prior service costs	—	1	—	3
Amortization of unrecognized loss	25	37	91	111

Net periodic benefit cost	$62	$89	$120	$267

     In 2004, the Company expects to contribute $1,047 to fund its obligations under the Plan. As of September 30, 2004, the Company has contributed $861 to fund its 2004 obligations under the Plan.

12. Capital Stock

     In August 2002, the Company’s Board of Directors authorized a stock repurchase program of up to 1,000,000 of the Company’s outstanding shares of common stock. In the third quarter of 2004, the Company repurchased 786,000 shares of outstanding common stock and completed the buyback under this program. In the third quarter of 2004, the Company’s Board of Directors authorized a new stock repurchase program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. There have been no repurchases to date under this new program.

13. New Accounting Pronouncements

     Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) to defer the effective date and provide further clarification on the interpretation. FIN 46R became effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a VIE and therefore the adoption of FIN 46 and FIN 46R do not have an effect on the Company’s results of operations and financial condition.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after

December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

     Employers’ Disclosures about Pensions and Other Post Retirement Benefits

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that is intended to improve financial statement disclosures for defined benefit plans. SFAS 132 as revised replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS 132 as revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 as revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted these revised disclosure provisions.

     Accounting for Preexisting Relationships between Parties to a Business Combination

     In September, 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-1 Summary No. 1, Supplement No, 2, “Accounting for Preexisting Relationships between Parties to a Business Combination,” which establishes whether a consummation of a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of the preexisting relationship exists and the accounting for the preexisting relationship. This EITF states that a business combination between two parties that have a preexisting relationship could be viewed as a multi-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. This EITF should be applied to business combinations beginning after October 13, 2004. The Company does not expect the adoption of EITF 04-1 to have any impact on its financial position or results of operations.

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

     The Company distributes real-time, end of day and historically archived data to customers through a variety of services, delivered via Internet, dedicated line, and dial-up delivery protocols. The Company’s services are provided on either a fixed fee subscription basis or on a usage basis; some are a combination of a fixed minimum fee with additional amounts charged for usage above an established level. Through a broad range of strategic alliances, the Company provides links to leading financial service and software companies offering trading, analysis, portfolio management and valuation services.

     The Company operates in two business segments:

     1. Institutional Services, and

     2. Retail Investor Services.

Institutional Services

     The Company operates three different branded divisions within the Institutional Services segment.

•	FT Interactive Data provides a wide range of high quality financial information to institutions including, trading houses, custodians, banks and fund managers worldwide. The financial information collected, generated and distributed includes pricing (including evaluated pricing), descriptive and corporate action information on securities worldwide.

•	CMS BondEdge® provides fixed income analytical tools and models designed for investment managers, broker dealers, insurance companies, banks and pension fund managers.

     During 2003, the Company expanded into a third business line in the Institutional Services segment by making two strategic acquisitions.

     On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc. (“McGraw-Hill”), the stock of S&P ComStock, Inc. and the assets of certain related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”) for $115,972. The Company funded this acquisition from its existing cash resources.

     On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. (“Hyperfeed”) for $8,375, consisting of payments of $7,500 with the balance of $875 to be paid at the end of 24 months. The Company funded this acquisition from its existing cash resources. The Company is currently migrating the HyperFeed customers from the HyperFeed production platform to the Company’s existing ComStock production platform. This migration is expected to be concluded by the second quarter of 2005.

     These two businesses form the third branded division within the Institutional Services segment:

•	ComStock offers a real-time information service which provides worldwide financial data, news and historical information from more than 180 stock exchanges and other sources worldwide.

     Retail Investor Services

     In the Retail Investor Services segment we have one branded business, which was recently supplemented by the acquisition of FutureSource:

•	eSignal offers real-time, Internet and wireless delivered subscription quote services primarily for active and professional traders, offering charts, news, research, decision support tools and alerts direct to a personal computer or mobile wireless device.

     On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a privately held leader in the real-time futures, commodities and foreign exchange markets data. This acquisition enables the Company to provide global coverage of futures and commodities data. The price paid in cash for the assets was $18,000 offset by cash acquired of $324. The Company intends to integrate the assets into its eSignal division. The Company funded this acquisition from its existing cash resources.

     Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation (now known as and referred to herein as Interactive Data Corporation or the Company) merged with Interactive Data Corporation (now known as and referred to herein as FT Interactive Data). This merger brought together the businesses of Data Broadcasting Corporation which included eSignal and CMS BondEdge, with the businesses of Interactive Data Corporation. As a result of this transaction, approximately 60% of the shares of the Company are held directly or indirectly by Pearson plc (“Pearson”).

     Transactions with Pearson or its affiliates are included on the financial statements as payable to affiliates and capital contribution.

     Business and Market Trends:

     In the third quarter of 2004, the overall market environment was stable with customers balancing their spending with cost control initiatives. The main business within the Institutional Services segment, FT Interactive Data, continued to generate strong sales predominantly in the U.S. market. We also saw initial signs of an improvement in the Company’s European market with higher levels of new sales and cancellations slowing as customers complete their cost containment projects. Despite signs of improvement in spending trends, our customers remain cost conscious. Cancellations, primarily arising from mergers and acquisitions within our customer base have slowed but continue to constrain revenue growth. We continue to believe that many of the data services provided by us to our customers are mission critical and necessary for customer operations regardless of market conditions. However, our revenues can be adversely impacted by cost pressures when market conditions are difficult for our client base.

     There is a continuing trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. The Company has established relationships with, and is a major data supplier to, many service bureaus and custodian banks, and has benefited, and expects to continue to benefit, from their growth in this outsourcing activity. Another trend in North America is the consolidation of financial institutions both within and across financial industries. When institutions merge, they frequently look to gain synergies by combining their operations, including eliminating duplicate data sources. As a result, these consolidations have the potential to adversely impact revenues.

     Growth in the FT Interactive Data market is dependent, in large part, on the Company’s ability to continue to expand its data content offerings to meet the current and evolving needs of our clients. This includes responding to changes in the financial markets as well as regulatory and competitive pressures on clients. This also includes continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as the Company’s Fair Value Information Service, which is primarily oriented toward mutual funds. In addition, the Company will continue to seek to expand its market share in continental Europe.

     The CMS BondEdge business continued to grow in the third quarter of 2004. New client installations more than offset cancellations resulting from merger and acquisitions within the business unit’s client base as well as smaller customers. In addition, the new business pipeline for the core BondEdge product remains strong. The CMS BondEdge business is largely dependent on the activity in the U.S. financial markets and the performance of major financial institutions. If the financial markets continue to improve, we expect this to continue to translate into more favorable operating conditions for CMS BondEdge. In addition, CMS BondEdge continues to invest in enhancing its products for international markets.

     The ComStock business, which was acquired in February 2003, continued to experience strong price pressures with customers remaining focused on cost containment. We expect this trend to continue. Revenue for this business increased in the third quarter of 2004, as compared to the third quarter of 2003, due to the acquisition of HyperFeed consolidated market data feed client contracts at the end of October 2003, which more than offset the decline in revenue in the business.

     In the Retail Services segment, the eSignal business continues to strengthen its position as a leading financial data provider primarily for active traders and professional investors. Subscriptions for eSignal’s array of Internet-based services continued to experience strong growth through both direct and indirect channels. The business was supplemented by the purchase on September 1, 2004 of the assets of FutureSource, a privately held leader in the real-time futures, commodities and foreign exchange markets data. This acquisition enables the Company to provide global coverage of futures and commodities data. As previously disclosed, the Broadcast service was closed down at the end of April 2004.

Results of Operations

Selected Financial Data

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
SERVICE REVENUE	$122,884	$111,334	10.4%	$359,389	$322,271	11.5%
COSTS & EXPENSES
Cost of Services	38,058	36,129	5.3%	114,382	102,737	11.3%
Selling, general & administrative	40,958	36,911	11.0%	121,352	105,594	14.9%
Depreciation	4,689	4,091	14.6%	13,728	12,714	8.0%
Amortization	5,555	5,122	8.5%	16,617	14,361	15.7%

Total costs & expenses	89,260	82,253	8.5%	266,079	235,406	13.0%

INCOME FROM OPERATIONS	33,624	29,081	15.6%	93,310	86,865	7.4%
Other income, net	622	193	222.3%	1,554	911	70.6%

INCOME BEFORE INCOME TAXES	34,246	29,274	17.0%	94,864	87,776	8.1%
Income tax expense	12,482	11,271	10.7%	35,669	33,794	5.5%

NET INCOME	$21,764	$18,003	20.9%	$59,195	$53,982	9.7%
NET INCOME PER SHARE
Basic	$0.23	$0.19	21.1%	$0.64	$0.59	8.5%
Diluted	$0.23	$0.19	21.1%	$0.62	$0.57	8.8%
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic	93,149	92,539	0.7%	93,173	92,174	1.1%
Diluted	95,442	94,789	0.7%	95,396	94,299	1.2%

Three months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Service Revenue

	2004	2003	% Change
Institutional Services
FT Interactive Data	$80,104	$75,638	+5.9%
CMS BondEdge	7,962	7,585	+5.0%
ComStock	17,119	15,907	+7.6%
Other	854	868	-1.6%
Foreign Exchange	2,929	—	N/A

Institutional Services Total	108,968	99,998	+9.0%
Retail Investor Services
eSignal	12,071	10,952	+10.2%
FutureSource	1,845	—	N/A
Broadcast	—	384	N/A

Retail Investor Services Total	13,916	11,336	+22.8%

TOTAL SERVICE REVENUE	$122,884	$111,334	+10.4%

     Revenue for the Company increased from $111,334 in the third quarter of 2003 to $122,884 in the third quarter of 2004, an increase of $11,550 or 10.4%. Excluding the positive effect of foreign exchange, mainly due to the weakness of the U.S. dollar against the U.K. pound sterling, excluding the Index Service business that was closed at the end of 2003 and excluding the acquisitions of the HyperFeed consolidated market data feed client contracts (“HyperFeed Contracts”) and the assets of FutureSource, the underlying revenue growth was 4.8%.

     Revenue within the Institutional Services segment increased from $99,998 in the third quarter of 2003 to $108,968 in the third quarter of 2004, an increase of $8,970 or 9.0%. Revenue for the FT Interactive Data business increased from $75,638 to $80,104, an increase of $4,466 or 5.9%. The primary growth for the FT Interactive Data business came from North America, where revenue grew by 10.5%. The performance in North America was helped by a strong sales of annual service contracts in the final quarter of 2003 and continued sales growth from the Company’s Fair Value Information Service and demand for evaluated pricing services. FT Interactive Data’s European business grew by 4.1% year on year on a U.S. dollar basis. Excluding the beneficial effects of foreign exchange and the closure of the Index Services business at the end of 2003, (which generated $962 of revenue in the third quarter of 2003), the European business decreased by 2.5%. The primary reason for the decline in Europe was an anticipated higher level of cancellations and contract renegotiations, which was partially offset by new sales. The cancellations and renegotiations were anticipated because generally customers in Europe are required to give six months notice of cancellation. However, it should be noted that the decline is lower than in the second quarter of 2004 (4.9% excluding the beneficial effects of foreign exchange and the closure of the Index Services business at the end of 2003). Asia Pacific revenue was relatively flat on a U.S. dollar basis as compared to the prior year’s third quarter. Excluding the effects of foreign exchange, Asia Pacific revenue declined by 7.2% primarily due to lower revenue from the Company’s Japanese data service operations, which was partially offset by higher usage revenue in Australia.

     CMS BondEdge revenue increased by $377 or 5.0% from $7,585 in the third quarter of 2003 to $7,962 in the third quarter of 2004, primarily due to higher subscription and higher usage revenue.

     The ComStock business generated revenue of $17,119, in the third quarter of 2004 compared with $15,907 in the third quarter of 2003, an increase of $1,212 or 7.6%. Third quarter revenue increased due to the favorable effects of foreign exchange and the inclusion of revenue from the acquisition of the HyperFeed contracts on October 31, 2003. Excluding these two factors, ComStock’s revenue declined by 7.9%. This decline was due to the higher level of cancellations and contract renegotiations.

     Within the Retail Services segment, revenue grew by $2,580 or 22.8% from $11,336 in the third quarter of 2003 to $13,916 in the third quarter of 2004, due to a continuing strong performance in the core eSignal business where its direct subscriber base grew by 15.4%, albeit at a lower average subscription fee, combined with the inclusion of one month’s revenue from FutureSource, being partially offset by the closure of the Broadcast business which was closed at the end of April 2004. Excluding the acquisition of the assets of FutureSource, and the closure of the Broadcast business, Retail Service revenue increased by 10.2% in the third quarter of 2004 as compared to last year’s third quarter.

     Foreign exchange contributed $2,929 to revenue in the third quarter of 2004. This was mainly due to the weakness of the U.S. dollar against the U.K. pound sterling. The average rate for the U.S. dollar against the U.K. pound sterling was $1.818 in the third quarter of 2004 compared with $1.610 in the third quarter of 2003.

Total Costs and Expenses:

     Total costs and expenses for the Core Business for the third quarter of 2004 include the costs and expenses of FT Interactive Data, CMS BondEdge, Comstock, and eSignal. Total costs and expenses for the Acquired Businesses for the third quarter of 2004 include the costs and expenses associated with the acquisition of the HyperFeed contracts at the end of October 2003, and the acquisition of the assets of FutureSource on September 1, 2004.

     Cost of Services

	2004	2003	% Change
Core Business	$35,171	$36,129	-2.7%
Acquired Businesses	2,043	—	N/A
Foreign Exchange	844	—	N/A

TOTAL COST OF SERVICES	$38,058	$36,129	+5.3%

     Cost of services increased by $1,929 or 5.3% from $36,129 in the third quarter of 2003 to $38,058 in the third quarter of 2004. This increase was due to the inclusion of the Acquired Businesses and the impact of changes in foreign exchange rates. Excluding these factors, cost of services declined by 2.7%. The primary reason for the decline in the core cost of services is the completion of production systems integration projects in the FT Interactive Data business and the closure of a small data center in New York, combined with the benefit of renegotiations for some of our supplier contracts as we seek to negotiate global data supply arrangements for all our businesses. Cost of services as a percentage of revenue decreased from 32.5% in the third quarter of 2003 to 31.0% in the third quarter of 2004 as a result of those factors combined with growth in revenues.

     Selling, General & Administrative Expenses

	2004	2003	% Change
Core Business	$38,926	$36,911	+5.5%
Acquired Businesses	847	—	N/A
Foreign Exchange	1,185	—	N/A

TOTAL SG&A	$40,958	$36,911	+11.0%

     Selling, general and administrative expenses increased by $4,047 or 11.0% from $36,911 in the third quarter of 2003 to $40,958 in the third quarter of 2004. This increase was partially due to the acquisition of the assets of FutureSource, and the effects of changes in foreign currency. Excluding the acquisition of the assets of FutureSource, and effects of changes in foreign currency exchange rates, selling, general and administrative expenses increased by 5.5% or $2,015. The main reasons for this increase includes higher costs relating to staffing and consulting expenditure for various regulatory compliance projects, costs relating to the data center consolidation initiatives partially offset by the one-time benefit of a renegotiated supplier contract. Overall, selling, general and administrative expenses as a percentage of revenue increased marginally from 33.2% in the third quarter of 2003 to 33.3% in the third quarter of 2004.

     Depreciation

	2004	2003	% Change
Core Business	$4,416	$4,091	+7.9%
Acquired Businesses	161	—	N/A
Foreign Exchange	112	—	N/A

TOTAL DEPRECIATION	$4,689	$4,091	+14.6%

     Depreciation expense increased by $598 or 14.6% from $4,091 in the third quarter of 2003 to $4,689 in the third quarter of 2004, partially due to the acquisition of FutureSource and the effects of foreign exchange. Core business depreciation increased by $325 or 7.9% mainly due to inclusion of the first full quarter of depreciation expense associated with the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which commenced operations in the second quarter of 2004.

     Amortization

	2004	2003	% Change
Core Business	$5,128	$5,122	—
Acquired Business	427	—	N/A

TOTAL AMORTIZATION	5,555	5,122	+8.5%

     Amortization expense increased from $5,122 in the third quarter of 2003 to $5,555 in the third quarter of 2004, an increase of 8.5% or $433. The increase was mainly due to the amortization expense relating to the Acquired Businesses. Excluding this, amortization expense was unchanged between the two quarters.

     Other Condensed Consolidated Financial Information

     Income from operations increased from $29,081 in the third quarter of 2003 to $33,624 in the third quarter of 2004, an increase of $4,543 or 15.6%. The increase in income from operations was due to the higher operating results discussed above.

     Other income increased from $193 in the third quarter of 2003 to $622 in the third quarter of 2004, reflecting a higher average invested cash balance in 2004.

     Income before taxes increased from $29,274 in the third quarter of 2003 to $34,246 in the third quarter of 2004, reflecting the higher income from operations and other income.

     The Company’s effective tax rate decreased from 38.5% in the third quarter of 2003 to 36.5% in the third quarter of 2004, due in part to the release of tax reserves that were no longer required as a result of the expiration of statute of limitations as well as a shift in geographic income to lower tax rate jurisdictions.

     The Company generated net income of $21,764 in the third quarter of 2004 compared to net income of $18,003 in the third quarter of 2003.

     The Company generated basic and diluted net income per share of $0.23 in the third quarter of 2004, compared to $0.19 in the third quarter of 2003.

     Weighted average basic shares outstanding and weighted average diluted shares increased by 0.7% in the third quarter of 2004 due to options exercised during the past 12 months and the issuance of shares under the Company’s 2001 Employee Stock Purchase Plan, offset by the Company’s share repurchase program..

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

Service Revenue

	2004	2003	% Change
Institutional Services
FT Interactive Data	$234,743	$226,987	+3.4%
CMS BondEdge	23,915	22,631	+5.7%
ComStock	52,406	36,467	+43.7%
Other	2,704	2,572	+5.1%
Foreign Exchange	8,522	—	N/A

Institutional Services Total	322,290	288,657	+11.7%
Retail Investor Services
eSignal	34,910	32,086	+8.8%
FutureSource	1,845	—	N/A
Broadcast	344	1,528	-77.5%

Retail Investor Services Total	37,099	33,614	+10.4%

TOTAL SERVICE REVENUES	$359,389	$322,271	+11.5%

     Revenue for the Company increased from $322,271 in the first nine months of 2003 to $359,389 in the first nine months of 2004, an increase of $37,118 or 11.5%.

     Revenue within the Institutional Services segment increased from $288,657 in the first nine months of 2003 to $322,290 in the first nine months of 2004, an increase of $33,633 or 11.7%. Excluding the revenue from the two acquired businesses in 2003 (ComStock and the HyperFeed contracts), the Index Service business that was closed at the end of 2003, the revenue from FutureSource, acquired on September 1, 2004 and the positive impact of foreign exchange, the underlying growth for the period would have been 4.5%.

     Revenue for the FT Interactive Data business increased from $226,987 to $234,743, an increase of $7,756 or 3.4%. The primary growth for the FT Interactive Data business came from North America, where revenue grew by 8.3%. The performance was helped by a strong sales performance of annual service contracts in the final quarter of 2003, and the continued sales growth from the Company’s Fair Value Information Service and demand for evaluated pricing services. FT Interactive Data’s European business grew by 0.7% year on year on a U.S. dollar basis. On a comparable basis, removing the beneficial effects of foreign exchange and the closure of the Index Services business (which generated $3,065 of revenue in the first nine months of 2003), the European revenue decreased by 5.9%. The main reason for the decline was an expected high level of cancellations and contract renegotiations, which were partially offset by new sales. Asia Pacific revenue increased by 5.6% on a U.S. dollar basis. Excluding the effects of foreign exchange, Asia Pacific revenue declined by 5.7% mainly due to decline in revenues from the Company’s Japanese data service operations.

     CMS BondEdge revenue increased by $1,284 or 5.7% in the first nine months of 2004 from $22,631 in the first nine months of 2003 to $23,915 in the first nine months of 2004, primarily due to strong subscription and higher usage.

     The ComStock business generated revenue of $52,406 in the first nine months of 2004 compared with $36,467 in the first nine months of 2003, an increase of $15,939 or 43.7%. This increase was due to an additional two months’ results for ComStock being included in the first nine months of 2004, as ComStock was acquired at the end of February 2003, and was also due to the inclusion of revenue from the acquisition of HyperFeed contracts, acquired on October 31, 2003.

     Within the Retail Services segment, revenue for the core eSignal business grew by $2,824 or 8.8% from $32,086 in the first nine months of 2003 to $34,910 in the first nine months of 2004, due mainly to an increase in its direct subscriber base, albeit at a lower average subscription fee. The Broadcast business revenue declined by $1,184 or 77.5% from $1,528 in the first nine months of 2003 to $344 in the first nine months of 2004. The Broadcast business was closed down at the end of April 2004.

     Foreign exchange contributed $8,522 to revenue in the first nine months of 2004. This was mainly due to the weakness of the U.S. dollar against the U.K. pound sterling. The average rate for the U.S. dollar against the U.K. pound sterling was $1.821 in the first nine months of 2004 compared with $1.611 in the first nine months of 2003.

Total Costs and Expenses:

     Total costs and expenses for the Core Business for the third quarter of 2004 include the costs and expenses of FT Interactive Data, CMS BondEdge and eSignal. Total costs and expenses for the Acquired Businesses for the nine months ended September 30, 2004 includes the costs and expenses associated with the acquisitions of ComStock at the end of February 2003, HyperFeed contracts at the end of October 2003 and the acquisition of the assets of FutureSource on September 1, 2004.

     Cost of Services

	2004	2003	% Change
Core Business	$85,022	$87,582	-2.9%
Acquired Businesses	26,839	15,155	+77.1%
Foreign Exchange	2,521	—	N/A

TOTAL COST OF SERVICES	$114,382	$102,737	+11.3%

     Cost of services increased by $11,645 or 11.3% from $102,737 in the first nine months of 2003 to $114,382 in the first nine months of 2004. This increase was due to the inclusion of the Acquired Businesses and the unfavorable impact of foreign exchange. Excluding these factors, cost of services declined by 2.9%. The primary reason for the decline in the cost of services in the core business was the completion of some production systems integration projects in the FT Interactive Data business, the closure of a small data center in New York, and some one-time costs in the European business in 2003. The increase in the Acquired Businesses’ costs was due to the inclusion of the Acquired Businesses. Cost of services as a percentage of revenue decreased from 31.9% in the first nine months of 2003 to 31.8% in the first nine months of 2004.

     Selling, General & Administrative Expenses

	2004	2003	% Change
Core Business	$98,893	$94,066	+5.1%
Acquired Businesses	18,577	11,528	+61.1%
Foreign Exchange	3,882	—	N/A

TOTAL SG&A	$121,352	$105,594	+14.9%

     Selling, general and administrative expenses increased by $15,758 or 14.9% from $105,594 in the first nine months of 2003 to $121,352 in the first nine months of 2004. This increase was partially due to the inclusion of the Acquired Businesses in 2003 and the effects of changes in foreign currency. Excluding these costs and those relating to foreign exchange, selling, general and administrative expenses increased by 5.1% or $4,827. The main reasons for the increase included higher costs relating to staffing and consulting expenditures for various regulatory compliance projects and costs relating to the data center consolidation initiatives, including the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which became operational in the second quarter of 2004. In the Acquired Businesses, the increase was due to two additional months of costs for ComStock in the first nine months of 2004, as ComStock was acquired at the end of February 2003, the inclusion of costs from the acquisition of HyperFeed acquired on October 31, 2003, and the acquisition of the assets of FutureSource on September 1 2004. Overall, selling, general and administrative expenses as a percentage of revenue increased from 32.8% in the first nine months of 2003 to 33.8% in the first nine months of 2004.

     Depreciation

	2004	2003	% Change
Core Business	$10,916	$10,954	-0.3%
Acquired Businesses	2,456	1,760	+39.5%
Foreign Exchange	356	—	N/A

TOTAL DEPRECIATION	$13,728	$12,714	+8.0%

     Depreciation expense increased by $1,014 or 8.0% from $12,714 in the first nine months of 2003 to $13,728 in the first nine months of 2004. This was mainly due to the inclusion of depreciation expense associated with the Acquired Businesses and the unfavorable impact of foreign exchange. Excluding these factors, depreciation expense for the core business declined by 0.3% due to a large number of fixed assets becoming fully depreciated in 2003 and in the first half of 2004, which was partially offset by the depreciation associated with the Company’s new North American East Coast Data Center in Boxborough, Massachusetts which became operational in the second quarter of 2004.

     Amortization

	2004	2003	% Change
Core Business	$10,305	$10,358	-0.5%
Acquired Businesses	6,312	4,003	+57.7%

TOTAL AMORTIZATION	$16,617	$14,361	+15.7%

     Amortization expense increased from $14,361 in the first nine months of 2003 to $16,617 in the first nine months of 2004, an increase of 15.7% or $2,256. The increase was mainly due to the amortization expense relating to the assets of the Acquired Businesses. Excluding these factors, amortization expense declined by 0.5% due to certain intangible assets relating to a previous acquisition becoming fully amortized.

     Other Condensed Consolidated Financial Information

     Income from operations increased from $86,865 in the first nine months of 2003 to $93,310 in the first nine months of 2004, an increase of $6,445 or 7.4%. The increase in income from operations was due to the increased operating results, as discussed above.

     Other income increased from $911 in the first nine months of 2003 to $1,554 in the first nine months of 2004, reflecting a higher average cash balance in 2004.

     Income before taxes increased from $87,776 in the first nine months of 2003 to $94,864 in the first nine months of 2004 reflecting the higher income from operations and other income.

     The Company’s effective tax rate decreased from 38.5% in the first nine months of 2003 to 37.60% in the first nine months of 2004, due in part to the release of tax reserves that were no longer required as a result of the expiration of statute of limitations as well as a shift in geographic income to lower tax rate jurisdictions.

     The Company generated net income of $59,195 in the first nine months of 2004, compared to net income of $53,982 in the first nine months of 2003.

     The Company generated basic net income per share of $0.64 and diluted net income per share of $0.62 in the first nine months of 2004, compared to $0.59 and $0.57, respectively, in the first nine months of 2003.

     Weighted average basic shares outstanding increased by 1.1% and weighted average diluted shares increased by 1.2% in the first nine months of 2004 due to options exercised during the past 12 months and the issuance of shares under the Company’s 2001 Employee Stock Purchase Plan, offset by the Company’s share repurchase program.

Income Taxes

     The Company determines its periodic income tax expense based upon the current forecast of income by the respective countries in which we operate and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the nine months ended September 30, 2004 and 2003, the estimated annual effective tax rates were 37.60% and 38.50%, respectively. The reduction of the rate was due in part to the release of tax reserves that were no longer required as a result of the expiration of statute of limitations as well as a shift in geographic income to lower tax rate jurisdictions.

Liquidity and Capital Resources

     Cash provided by operating activities was $83,898 for the first nine months of 2004 compared with $85,262 in the first nine months of 2003. The decrease was due to a lower tax benefit from the exercise of stock options and higher requirements of working capital in the first nine months of 2004 offset by higher net income, higher depreciation and amortization as discussed above. The change in working capital is primarily due to higher corporate tax payments and an increase in accounts receivable in the first nine months of 2004 as compared with the first nine months of 2003.

     The Company’s capital expenditures increased in the first nine months of 2004 to $17,723 from $8,181 in the first nine months of 2003 due mainly to the build out of the Company’s new North American East Coast Data Center in Boxborough, Massachusetts, and also the development of internal use software to consolidate the Company’s multiple real time data collection plants in the future. In 2004, due to the consolidation of multiple data centers to the new North American East Coast Data Center and the North American West Coast Data Center in Hayward, California, investments in projects designed to improve the resiliency and disaster recovery abilities of all our businesses and the additional anticipated capital needs resulting from the acquisition of the assets of FutureSource, we expect total capital expenditures to be in the range of $23,000 to $25,000.

     In the first nine months of 2004, the Company received $9,334 from the exercise of 836 stock options under the 2000 Plan and the issuance of 123 shares under the 2001 ESPP compared with $8,637 in the first nine months of 2003 for the exercises of options and the issuance of shares under the 2001 ESPP. In the first nine months of 2004, the Company utilized $14,346 to repurchase 800 shares of outstanding shares pursuant to our stock buyback program compared with $1,330 to repurchase 100 shares of outstanding shares in the first nine months of 2003.

     In 2003, the Company acquired from McGraw-Hill, the stock of S&P ComStock, Inc. and the assets of certain related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong for $115,972, in cash. The Company funded this acquisition from its existing cash resources. In 2003, the Company also acquired HyperFeed contracts for $8,375, consisting of payments of $7,500, with the balance of $875 to be paid at the end of 24 months, offset by cash acquired of $1,011. The Company funded this acquisition from its existing cash resources. On September 1, 2004, the Company acquired the assets of FutureSource for $18,000 offset by cash acquired of $324. The Company funded this acquisition from its existing cash resources.

     Management believes that the cash and cash equivalents and expected cash flows generated by operating activities will be sufficient to meet the cash needs of the Company for at least the next twelve months. The Company currently has no long-term debt.

     As of September 30, 2004, the Company does not have any off-balance sheet arrangements.

Inflation

     Although management believes that inflation has not had a material effect on the results of operations during the past three years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

     Historically, the Company has not experienced any material seasonal fluctuations in its business and the Company does not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. The lower activity levels as a result of the downturn in the financial markets have impacted revenue levels in recent quarters. In the event that the U. S or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, the Company’s sales and revenue could be adversely affected. The degree of such consequences is uncertain. The Company’s exposure in the United States in this area could be mitigated in part by the Company’s service offerings in non-U.S. markets.

Recently Issued Accounting Pronouncements

     Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) to defer the effective date and provide further clarification on the interpretation. FIN 46R became effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a VIE and therefore the adoption of FIN 46 and FIN 46R does not have an effect on the Company’s results of operations and financial condition.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The Company does not expect the adoption of SFAS 150 to have any impact on its financial position and results of operations.

     Employers’ Disclosures about Pensions and Other Post Retirement Benefits

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits,” that is intended to improve financial statement disclosures for defined benefit plans. SFAS 132 as revised replaces existing SFAS 132 disclosure requirements for pensions and other post retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS 132 as revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted these revised disclosure provisions.

     Accounting for Preexisting Relationships between Parties to a Business Combination

     In September, 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-1 Summary No. 1, Supplement No, 2, “Accounting for Preexisting Relationships between Parties to a Business Combination,” which establishes whether a consummation of a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of the preexisting relationship exists and the accounting for the preexisting relationship. This EITF states that a business combination between two parties that have a preexisting relationship could be viewed as a multi-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. This EITF should be applied to business combinations beginning after October 13, 2004. The Company does not expect the adoption of EITF 04-1 to have any impact on its financial position or results of operations.

Information Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act. Forward-looking statements may include the Company’s statements regarding its goals, beliefs, strategies, objectives, plans, future financial conditions, results or projections or current expectations. These statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our data centers; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new product offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to derive the anticipated benefits from our acquisitions; (x) potential regulatory investigations of us or our customers relating to our services; (xi) the regulatory requirements applicable to our business, including our FT Interactive Data subsidiary, which is a registered investment advisor; (xii) our ability to attract and retain key personnel; (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; (xiv) our ability to timely and effectively consolidate our data centers and achieve anticipated benefits and (xv) our ability to comply in a timely manner with the rules and regulations set forth in the Sarbanes-Oxley Act and related Securities and Exchange Commission and New York Stock Exchange rules and regulations. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect the Company’s business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Non-GAAP Information

     In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose in this report the following non-GAAP information, which management believes provides the following useful information to investors:

•	Management refers to growth rates at constant currency so that business results can be viewed without impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of the Company’s underlying business. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.

•	Management refers to underlying growth, which excludes the contribution of businesses acquired or closed during the applicable period(s), and the effects of foreign currency exchange rates during the applicable period(s), because management believes that facilitating period-to-period comparisons of the Company’s underlying revenue growth on a constant dollar basis better reflects actual trends.

•	Management includes information regarding total costs and expenses excluding total costs and expenses associated with the businesses acquired or closed during the applicable period, the effects of foreign exchange, because management believes changes in our core total costs and expenses on a constant dollar basis better reflect actual trends.

     The above measures are non-GAAP measures and should not be considered in isolation from, and are not intended to represent an alternative measure of, revenue, total costs and expenses, earnings or cash flows provided by operating activities, each as determined in accordance with GAAP. In addition, the above measures may not be comparable to similarly titled measures reported by other companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A portion of the Company’s business is conducted outside the United States through our foreign subsidiaries and branches. The Company has foreign currency exposure related to its operations in international markets where it transacts business in foreign currencies and, accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company’s foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect the Company’s consolidated statements of operations. The Company’s primary exposure to foreign currency exchange rate risks rests with the U.K. pound Sterling to U.S. dollar exchange rate due to the significant size of the Company’s operations in the United Kingdom. The effects of foreign exchange on the Company’s business historically have varied from quarter to quarter and may continue to do so.

     Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on the Company.

     Total revenues and long lived assets for the three months and nine months ended September 30, by geographic region outside the United States, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Europe	$25,226	$22,553	$73,934	$65,998
Asia	1,628	1,597	4,831	4,523

Total	$26,854	$24,150	$78,765	$70,521

	September 30, 2004	December 31, 2003
Long Lived Assets
Europe	$125,238	$124,275
Asia	2,445	2,579

Total	$127,683	$126,854

     The Company does not currently enter into any hedging or derivative arrangements and the Company does not currently hold any market risk sensitive instruments for investment or other purposes.

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

     The Company maintains a system of internal controls over financial reporting designed to provide reasonable assurance that the Company’s transactions are properly recorded, that the Company’s assets are safeguarded against unauthorized or improper use and that the Company’s transactions are properly recorded and reported. As part of the evaluation of the Company’s disclosure controls and procedures, the Company evaluated its internal control over financial reporting during the third fiscal quarter of 2004. There were no changes to the Company’s internal control over financial reporting during the third fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds(1)

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
July 1, 2004 - July 31, 2004	115,000	$17.26	115,000	671,000
August 1, 2004 - August 31, 2004	576,500	$17.94	576,500	94,500
September 1, 2004 - September 30, 2004	94,500	$18.84	94,500	1,000,000
Total	786,000	$17.95	786,000	1,000,000

(1) The Company maintains a stock repurchase program pursuant to which the Company’s Board of Directors initially authorized the repurchase of up to 1,000,000 of the Company’s outstanding shares of common stock. This program was first publicly announced on August 13, 2002 in a press release and in a Current Report on Form 8-K. As of September 9, 2004, the Company completed the buyback under its August 13, 2002 program. On September 28, 2004, the Company announced in a press release and in a Current Report on Form 8-K that its Board of Directors has authorized a new stock repurchase program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company uses cash on hand to fund repurchases under the program. The Company is not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at the Company’s discretion.

(2) No shares have been purchased other than through the Company’s publicly announced stock repurchase program.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

a.

10.21	Form of Deferred Stock Unit Grant

31.1	Rule 13-14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13-14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)
Dated: November 9, 2004	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer
Dated: November 9, 2004	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Chief Financial Officer