Form 10-K
period 2004-12-31
INTERACTIVE DATA CORP/MA/
filed 2005-03-16
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-31555
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $600,889,834.
      As of February 28, 2005, the registrant had 93,353,899 shares of common stock outstanding.
Documents Incorporated by Reference
      Certain information required in Part III of this Annual Report on Form  10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2005.

i

PART I

Item 1.	Business
Overview
      We are a leading global provider of financial and business information to financial institutions and active traders. We offer our services to our customers through two business segments: Institutional Services and Active Trader Services.
      For service revenue, income from operations and identifiable assets and their relevant percentages for each of our segments, and service revenue and long-lived assets by geographic region, please refer to Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Institutional Services
      The Institutional Services segment of our business primarily targets banks, brokerage firms, mutual fund companies, insurance companies, money management firms, financial information providers, and other third-party redistribution partners by providing services that may be used in determining portfolio and individual security valuations, processing transactions, preparing account statements and other reports, addressing regulatory compliance requirements, and conducting investment research and analysis. The Institutional Services segment is composed of three businesses:
      FT Interactive Data. Through our FT Interactive Data business, institutional customers obtain historical and end-of-day pricing, evaluations, dividend, corporate actions and descriptive information for approximately 3.5 million securities, commodities, and derivative instruments that are traded around the world. Financial institutions regard these services as critical to their business activities including portfolio and security valuations, processing transactions, regulatory compliance, back-office operations, and researching investment decisions for determining whether and when to buy and sell securities. We collect, edit, generate, maintain, and deliver data on a wide range of equity and fixed income securities, commodities, and derivative instruments in order to meet the information needs of our institutional customers.
      CMS BondEdge. Through our CMS BondEdge business, fixed income portfolio managers, quantitative research analysts and institutional brokers use sophisticated analytics for risk/return analysis, assistance with their regulatory reporting and investment decision evaluation.
      ComStock®. Through our ComStock business, financial institutions, financial information providers and information media companies obtain real-time and delayed financial market information covering more than 2 million securities including equities, derivatives, futures, fixed income securities and foreign exchange rates sourced from over 350 stock exchanges and other sources worldwide.

Active Trader Services
      The Active Trader Services segment of our business (formerly referred to in our periodic reports as the Retail Services segment) targets active traders, which includes individual investors and professional traders. We elected to change the name of this segment from Retail to Active Trader because we believe the name, Active Trader, more accurately describes the customer base for our real-time financial market information and related decision support tools. Active traders typically make their own investment decisions, trade frequently and earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:
      eSignal®. Through our eSignal business, active traders and individual investors obtain real-time financial market information and utilize decision support tools to assist in their analysis of securities traded on all major markets in the United States as well as a number of international markets.
      Across each of our businesses, regardless of business segment, many of our services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. We have historically achieved high customer retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies access our services in support of their trading, analysis, portfolio management and valuation activities. At the core of our business are our customer relationships, business alliances, extensive databases, in-depth services, technical know-how and technology infrastructure resources.
      Interactive Data Corporation was incorporated in 1992 under the laws of the state of Delaware. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation. This merger brought together the businesses of Data Broadcasting Corporation, which included the eSignal and CMS BondEdge businesses, with the historical and end-of-day pricing, evaluation and information businesses now known as FT Interactive Data. The core FT Interactive Data business has been in the financial data business for over 35 years.
      Since this merger, we have continued to evaluate acquisition candidates with technologies, capabilities, service offerings and customer relationships that complement our core strengths and add to our established businesses. In 2002, we acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service business. In 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-US assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock, enabling us to provide real-time information regarding securities traded around the world to our institutional clients. In 2003, we also acquired the client base of HyperFeed Technologies, Inc., through which we expanded the client base for our ComStock services. In September 2004, we acquired the assets of FutureSource®, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data, which we believe further complements and expands eSignal’s business of providing real-time financial market information and decision support tools.
Market for Financial Data

Institutional Services
      To support the numerous complex tasks they perform, financial institutions typically require timely delivery of high-quality data obtained from multiple sources. Among other things, data obtained from external data vendors like us is used:

•	As input to be considered as part of a determination of the valuation of individual securities held in an investment portfolio. The valuation of such securities is important for mutual funds, pension funds, and money managers. For example, each US mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is used to set the price per share for all investments into and redemptions from that mutual fund for that day. While we do not and, as a regulatory matter, cannot set mutual fund net asset values, many mutual funds consider our data as one important part of their own daily valuation determinations.

•	In support of back office operations. Financial institutions require trading activity information in order to settle purchases and sales of securities and to prepare account statements for themselves and their clients. In addition, financial institutions may utilize securities information provided by third parties for consideration as they perform the activities required to meet the various regulatory requirements to which they are subject. We believe that the importance of these services will continue to increase as regulatory requirements expand and as the financial services industry moves toward faster and more automated settlement processing.

•	In research as an aid for determining whether and when to buy and sell securities. Retail brokerage firms, investment management firms, banks, and other types of financial services firms desire both real-time and historical data to assist in their investment decisions. Our data is one of many inputs that may be considered as part of the ongoing research and investment activities of financial institutions and other entities in the business of investment research and analytics.

Active Trader Services
      Active traders utilize real-time data and analytical tools from external data vendors like us for the following:

•	In research as an aid for determining whether and when to buy and sell securities. Active traders use real-time and historical data to assist in their investment decisions. Our data and analytical tools are used by active traders to help formulate, validate and execute their trading strategies.
Market Challenges
      Regardless of business segment, and across each of our businesses, there are numerous challenges associated with obtaining, aggregating, storing, evaluating and distributing financial and business information regarding globally traded securities. These challenges include:
      Infrequently Traded Securities. Many securities, particularly fixed income securities, are difficult to value because they trade infrequently. The generation and delivery of these opinions of value represent a significant market within the financial services industry.
      Aggregation of Multiple Sources. The information required by financial institutions comes from many sources, including securities exchanges and other financial markets in North America, Europe, Asia Pacific and elsewhere in the world. Aggregating this data requires establishing relationships with each of these sources to acquire this data in order to create a global technical infrastructure capable of collecting the source data and incorporating the source data into a uniform data structure.
      Reliability. The distance, speed and volume of data moved on a daily basis creates significant operational, financial and quality challenges. Identifying and minimizing source or other errors in reporting, collecting, aggregating, storing and distributing financial information is a unique challenge.
      Know-how. Extensive expertise and technical know-how regarding the financial data industry are required to effectively obtain, store, evaluate and distribute the volume and diversity of financial and business information needed to operate in the financial services industry. The expertise and know-how required are highly-specialized, diffuse and are not readily obtainable or transferable.
      To assist in addressing these challenges, financial services industry participants commonly purchase services from companies that specialize in providing financial and business information to multiple customers in a cost-effective manner.
Services
      We offer our services to two primary business markets, financial institutions and active traders. Our businesses address the requirements of both financial institutions and active traders by reliably providing timely information regarding a broad spectrum of securities. We have established relationships with numerous key domestic and international financial markets and data providers to obtain the source data. We have developed proprietary methods of receiving and packaging the source data, and we utilize proprietary methodologies to offer evaluated prices for certain fixed income and international equity securities. We employ teams of professionals who work to enhance the quality and completeness of the data that we deliver to our customers. In most cases, we also use our proprietary techniques and extensive data expertise to refine and package the data prior to delivering it to customers. We target financial institutions and active traders through our Institutional Services and Active Trader Services segments, respectively.

Institutional Services
      Our FT Interactive Data, CMS BondEdge and ComStock businesses service the informational needs of financial institutions.

FT Interactive Data
      FT Interactive Data is our largest business, accounting for $320.8 million, or 66.2%, of our service revenue in 2004. Services delivered by FT Interactive Data provide financial institutions with information on approximately 3.5 million securities, commodities, and derivative instruments that are traded around the world. In addition to information concerning listed securities, FT Interactive Data specializes in hard to value, unlisted fixed income securities and hard to obtain information from emerging markets.
      FT Interactive Data covers approximately 2.5 million unexpired fixed income securities, including:

•	corporate, government, municipal and agency fixed income securities, pass-through securities and structured finance securities issued by North American issuers; and

•	convertibles, debentures, Eurobonds, government and corporate bonds and loan capital issued by foreign issuers.
      FT Interactive Data’s proprietary evaluated pricing methodologies combine modeling techniques, information from market sources and a team of skilled evaluators to take account of market conditions and specific price-impacting events in order to provide a good faith opinion of the price a buyer in the marketplace would pay for a given fixed income security (typically in an institutional round lot position) in a current sale. In addition to evaluated pricing services, FT Interactive Data provides call and sinking fund, call announcement, descriptive data, interest payment, original issue discount, and reorganization data relating to these securities.
      FT Interactive Data’s coverage of equity and derivative securities includes securities traded around the world. The information regarding these securities includes pricing, evaluation, capitalization changes and dividends, descriptive data, earnings and shares outstanding information, and reorganization announcements. In addition to providing customers with end-of-day data regarding covered securities, this business offers clients access to analytic tools and its extensive database containing historical and descriptive information.
      Institutional customers of FT Interactive Data receive a majority of their data through Internet-based applications and computer-to-computer links. FT Interactive Data designs its data feeds to be compatible with third-party software applications and standard industry protocols in order to allow institutional customers to integrate these data feeds into their technology infrastructures.
      FT Interactive Data also produces proprietary evaluations for select international equities. In the third quarter of 2002, the business launched the Fair Value Information Service. This service, which to date has been primarily targeted at US-based mutual fund companies, is designed to provide users with data they can consider in determining whether the local closing price for an international equity is stale as of 4:00 p.m. Eastern Time and, if so, in estimating the price for that security at 4:00 p.m. Eastern Time in a liquid market in view of the information available at that time. This service is designed as a tool for US mutual funds as they undertake to:

•	meet their obligations to address the statutory mandate that funds determine the fair value of portfolio securities when market quotations are not readily available; and

•	reassure long-term fund investors that appropriate procedures are being utilized to help safeguard the investors’ interests against market timers and short-term traders.

CMS BondEdge
      CMS BondEdge accounted for $32.1 million, or 6.6%, of our service revenue in 2004. Our CMS BondEdge business is a leading provider of fixed income analytical tools and models to portfolio managers, quantitative research analysts and institutional brokers. CMS BondEdge services are used to assist institutional investors in managing risks and understanding the performance of diversified fixed income portfolios. The CMS BondEdge services include interest rate and credit risk management tools, as well as regulatory reporting and compliance tools. In addition, customers can simulate various market environments to help forecast performance results. Customers are typically institutional fixed income portfolio managers who invest in or sell taxable fixed income securities, particularly those that require specialized modeling.
      CMS BondEdge services are desktop Windows®-based. The services interface with many of the major third-party accounting and asset/liability software packages designed to reduce duplicate data entry and to facilitate improved accuracy and efficiency within an organization. CMS BondEdge clients are provided access to daily market data updates via the Internet to assist in the creation of high quality analytic calculations and reports. These services are offered via an array of delivery options, including:

•	client-server (BondEdge®);

•	ASP/ Internet accessible (eBondEdge®);

•	enterprise-wide/local area network, or LAN, wide area network, or WAN, solutions (BondEdge ES); and

•	service bureau, an outsource option that enables CMS BondEdge to assist customers in the performance of certain fixed income portfolio analysis activities.
      CMS BondEdge continues to invest in expanding the functionality and features of its services, as well as customizing its offerings for international markets. In 2004, CMS BondEdge began developing a new BondEdge offering that aims to enable clients to integrate its analytical values in other software applications. In addition, in response to increased demand for fixed income performance attribution tools globally, development work commenced to add a sector/returns-based-attribution approach into BondEdge.
      Windows® is a registered trademark of Microsoft Corporation.

ComStock
      ComStock accounted for $62.9 million, or 13.0%, of our service revenue in 2004. Our ComStock business, which focuses on delivering real-time and delayed information to institutional customers, on-line media portals and other redistribution partners, provides coverage for over 2 million securities in virtually all asset classes traded worldwide. ComStock’s suite of services ranges from a real-time global market datafeed to fully customized and hosted market data services.
      The ComStock XpressFeed service is a real-time, high-speed, global market data feed, integrating real-time data from over 350 stock exchanges and other sources worldwide, covering in excess of 2 million financial instruments. XpressFeed has broad coverage of the US marketplace, as well as extensive international coverage, including markets in Europe, Asia Pacific, Latin America, South America and Africa. The real-time data includes content regarding:

•	Equities;

•	Market depth and Electronic Communication Network, or ECN, data;

•	Corporate bonds;

•	Commodities and options;

•	Mutual funds and money markets;

•	Fixed income instruments;

•	Foreign exchange rates; and

•	US and international news coverage from a range of sources.
      In addition to real-time content, the ComStock XpressFeed service offers comprehensive related information including:

•	Global fundamental data;

•	Corporate actions records;

•	Historical data; and

•	Analytical tools and capabilities.
      ComStock offers a variety of delivery methods, including leased line, satellite and virtual private network. In addition, ComStock continues to invest in the development of software interfaces that facilitate integration with various third-party and in-house applications and tools utilized by institutional clients.
      The eFinance Solutionstm services within the ComStock business represent a suite of modular, global market data components, leveraging ComStock’s breadth and depth of market data with a flexible Web services architecture. Comprising support tools, analytical content, and market data, eFinance Solutions are capable of being customized to meet the needs of financial services users, from consumer portals to front-office and back-office professionals. Built on a flexible infrastructure, the eFinance Solutions content management platform is designed to allow integration of proprietary and third party data and to meet the robust performance requirements of the financial services industry.

Active Trader Services
      Our eSignal business services the needs of active traders.

eSignal
      eSignal accounted for $55.1 million, or 11.4%, of our service revenue in 2004. eSignal provides streaming, real-time financial market information and decision support tools to active traders including individual investors and professional traders. The financial data available to eSignal subscribers includes equities, options, derivatives data, single stock futures, indices, market depth from the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange, and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data, and money market data for over 1 million securities. In addition, eSignal subscribers receive access to decision support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking, and news and commentary.
      The information is delivered via eSignal’s internally engineered and operated network with advanced IP multicast backbone and multiple, geographically dispersed server farms. eSignal services include eSignal, Advanced GET, MarketCentertm LIVE, eSignal Pro, Tahoe Chartstm, eSignal Market Scannertm and Advanced GET Scannertm. In the first quarter of 2004, eSignal reintroduced QuoTrek® to its product line, a real-time quotes, charts and news application for wireless devices, such as personal digital assistants, or PDAs, and cellular phones. With the acquisition of the assets of FutureSource, eSignal now markets FutureSource offerings, which include FutureSource Workstation, FutureSource Xtra and FutureSource IFS.
      In 2004, eSignal finalized the phase out, which began in 2001, of its satellite broadcast-based services. As a result, broadcast-based technology services declined significantly year-to-year over the past few years, declining 81.5% from 2003 to 2004, 58.6% from 2002 to 2003, and 55.9% from 2001 to 2002, as customers migrated to alternative delivery sources, including eSignal’s Internet-based services.
Marketing Strategy
      Regardless of business segment, many of our services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. Through the FT Interactive Data, CMS BondEdge and ComStock businesses, our Institutional Services segment has historically maintained high renewal rates, with annual renewal rates of approximately 95% during 2004. Through the eSignal business, our Active Trader

Services segment has historically experienced lower renewal rates. The specific marketing strategies within our Institutional Services and Active Trader Services segments are as follows:

Institutional Services
      Each of the core Institutional Services we supply is typically marketed through separate dedicated sales forces within FT Interactive Data, ComStock and CMS BondEdge. These institutional sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. Our institutional sales forces are supported by promotional campaigns including public relations, direct mail, targeted trade shows and advertising in trade publications. In 2005, we intend to continue to work closely with all clients, including our largest institutional clients, to identify new sales opportunities and better leverage and coordinate selling efforts by our separate, dedicated sales forces.

Active Trader Services
      Active Trader Services are marketed by eSignal through advertising, marketing alliances, third-party developer relationships, seminars, trade shows, email, direct mail and incentives for referrals. In addition, eSignal has developed marketing alliances with online brokers that market eSignal’s Internet-delivered services to their customers. eSignal also invites third-party software developers to write trading system software that is compatible with eSignal’s systems and asks trading educators to consider use of eSignal services in their seminars. In addition to direct sales, distribution channel partners have been an important source of new subscribers in recent years.
Customers

Institutional Services
      The Institutional Services segment of our business primarily targets banks, brokerage firms, mutual fund companies, insurance companies, money management firms, financial information redistributors and other third-party redistribution partners.
      Our FT Interactive Data business supplies data directly to several thousand institutional customers, including banks, brokerage firms and investment management firms. This business also contracts with redistributors and outsourcing organizations to sub-license or redistribute data typically to medium and small institutions, and individual investors. Unlike the institutional customers described above, these redistributors and outsourcing organizations typically use their own delivery systems or serve as an interface between their clients’ and FT Interactive Data’s delivery systems to redistribute and/or process the data provided by FT Interactive Data.
      Our CMS BondEdge business targets portfolio managers, quantitative research analysts and institutional brokers in the fixed income institutional investor market. As of the end of the fourth quarter of 2004, approximately 500 institutional investment firms, banks, insurance companies and brokerage houses based primarily in North America subscribed to CMS BondEdge services.
      Our ComStock business targets financial institutions, financial information redistributors, and online media portals. As of the end of the fourth quarter of 2004, ComStock had over 2,400 direct customers.

Active Trader Services
      Active Trader Services are sold by our eSignal business. eSignal primarily targets active traders, which includes individual investors and professional traders. As of the end of the fourth quarter of 2004, eSignal had over 43,700 direct subscription terminals, which included approximately 6,500 FutureSource terminals. The target market for eSignal consists primarily of active traders who make their own investment decisions, trade frequently and earn a substantial portion of their income from trading.

Competition
      The market for providing financial and business information is intensely competitive, regardless of business segment. We believe that our ability to compete across each of our businesses depends on a number of common factors, including:

•	the timeliness, reliability, quality and breadth of coverage of our services compared with those of our competitors;

•	our ability to expand our data content offerings to meet the current and evolving needs of our customers;

•	our ability to launch new services to both expand and strengthen our customer base; and

•	the quality of our customer service and support.

Institutional Services
      Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented FT Interactive Data and ComStock businesses are large global suppliers of news and financial data, including Bloomberg, Thomson Financial, Reuters Group plc, Standard and Poor’s, Telekurs Financial, and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. We also face competition from customers self-sourcing financial data and news directly from brokers, exchanges and news services. We believe the primary competitive factors with respect to these services are value-added features, coverage of securities, reliability, and timeliness of data delivery and customer support.
      As a specialty service, CMS BondEdge, which provides analytical software primarily to fixed income portfolio managers, competes against other financial services analytical software companies such as The Yield Book, Inc., which is a wholly owned subsidiary of Citigroup Capital Markets, Wilshire Associates Incorporated and Derivative Solutions Inc., and faces competition from brokerage firms developing software solutions internally or with the assistance of outside consultants. We believe the primary competitive factors with respect to these services are the dealer independence of the provider, a comprehensive and integrated global database of fixed income securities, mortgage-backed and structured finance assets as well as models for over-the-counter and derivative holdings, advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, complete and flexible reporting capabilities, and customer support.

Active Trader Services
      Within our Active Trader Services segment of our business, eSignal competes against numerous competitors including Townsend Analytics, Thomson Financial, TradeStation, DTN Market Access, Inc., CQG, Inc. and others. We believe the principal competitive factors in the industry include data availability, reliable and timely delivery, ease of use, compatibility with third-party software packages, and price.
Technology Infrastructure
      Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. By design, our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. In our eSignal and ComStock businesses, user connections are load balanced between our data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load.
      We are in the process of a major project to streamline and upgrade our data collection and delivery infrastructure. As part of this project, we plan to consolidate seven separate data centers and related facilities in the United States into two major independent data centers as well as enhance the backup and resiliency for our North American businesses. In 2003, we signed a lease for a nearly 50,000 square foot technology center in Boxborough, Massachusetts. This facility became operational in mid-2004. We have since consolidated activities from our New York, New York, Salt Lake City, Utah, Hightstown, New Jersey and Waltham, Massachusetts facilities into the new Boxborough, Massachusetts data center, which serves as our East Coast data center. In mid-2004, we began planning to expand our current West Coast data center in Hayward, California. Throughout 2005, we plan to continue migrating activities from our other data centers to Boxborough and Hayward, respectively.
      We are focused on maintaining an infrastructure that allows us to provide data using various delivery methods designed to meet the needs of our customers. Our institutional customers receive a majority of their data through dedicated private networks, Internet-based applications, global satellite networks, and computer-to-computer links. We design our data feeds to be compatible with third-party software and standard industry protocols in order to allow our institutional customers to integrate our data feeds into their technology infrastructures. Information is distributed to our active trader customers primarily via the Internet and directly to wireless mobile devices.
Intellectual Property
      We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks, copyrights and patents. We have rights to approximately 50 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding campaign. In addition, we own the copyrights to our internally developed software applications and data delivery services. We currently have three United States patents issued and one United States patent application pending. The three United States patents expire in 2007, 2011 and 2012, respectively. No single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our operations or financial results as a whole.
      License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange and other similar financial markets, would materially disrupt our operations.
      We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc, or Pearson. As of February 28, 2005, Pearson indirectly owns approximately 60% of our outstanding common stock. This license’s initial five-year term ends in March 2006. Thereafter the license automatically renews for subsequent one-year terms unless terminated. We do not believe the cessation of our rights under this license would materially adversely affect our operations or financial results as a whole.
Geographic Areas
      Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. During the past three fiscal years, our service revenue by geographic region was as follows:

	2004	2003	2002

	(In thousands)
United States	$382,392	$344,869	$300,627
United Kingdom	60,246	62,783	51,273
All other European Countries and Canada	35,229	28,871	18,141
Asia	6,698	6,167	4,974

Total	$484,565	$442,690	$375,015

      During the past three fiscal years, long-lived assets by geographic region are as follows:

	2004	2003	2002

	(In thousands)
United States	$568,435	$564,631	$466,356
United Kingdom	134,363	124,275	77,886
Asia	2,654	2,579	1,965

Total	$705,452	$691,485	$546,207

Employees
      We had approximately 1,800 employees as of March 1, 2005. We believe that our relations with our employees are good.
Regulation
      DBC Securities Inc., one of our subsidiaries, was registered as a broker-dealer with the Securities and Exchange Commission, or SEC, and various state securities commissions and was also subject to regulation by the National Association of Securities Dealers, Inc., of which it is a member. In the fourth quarter of 2004, DBC Securities, Inc. filed a notice of withdrawal from registration as a broker-dealer and ceased doing business as of December 31, 2004. We plan to dissolve this subsidiary in 2005.
      FT Interactive Data Corporation, one of our subsidiaries, is registered with the SEC as an investment adviser and is subject to regulation under the Investment Advisers Act of 1940.
      Our FT Interactive Data Australia subsidiary is licensed by the Australian Securities & Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.
Internet Address, SEC Reports and NYSE Reports
      We maintain a website with the address www.interactivedata.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also include on our website our code of business conduct and ethics, corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.
      We submitted our 2004 annual Section 12(a) CEO Certification with the New York Stock Exchange. The Certification was not qualified in any respect.
Executive Officers of the Registrant

Name	Age	Office Held with Company

Stuart J. Clark	57	President and Chief Executive Officer
Steven G. Crane	48	Executive Vice President and Chief Financial Officer
Andrea H. Loew	47	Vice President, General Counsel and Corporate Secretary
John L. King	54	Chief Operating Officer of FT Interactive Data
Raymond L. D’Arcy	52	President, Data Delivery Products, FT Interactive Data

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
      Andrea H. Loew has served as our vice president, general counsel and corporate secretary since February 29, 2000. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation). Prior thereto, Ms. Loew was a partner in Eckert, Seamans, Cherin & Mellott, LLC and before that an associate at Choate, Hall & Stewart LLP.
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

Item 2.	Properties
      We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

			Current
	Operating	Square	Annual
Location	Unit/Segment	Feet	Rental Rate	Expiration Date

Akron, OH	Active Trader	4,110	$76,032	September 2006
Bedford, MA	Institutional and Corporate	80,348	$1,546,078	July 2006
Boston, MA	Institutional	11,910	$357,300	March 2010
Boxborough, MA	Corporate, Institutional and Active Trader	48,817	$231,881	September 2018
Channel Islands, UK	Institutional	2,301	$103,527	October 2011
Chicago, IL	Institutional	4,646	$95,135	September 2011
Chicago, IL	Active Trader	3,840	$79,040	October 2007
Dublin, Ireland	Institutional	15,902	$347,227	February 2012
Edinburgh, Scotland	Institutional	5,200	$140,153	August 2006
Fort Lauderdale, FL	Active Trader	1,210	$26,217	August 2006
Harrison, NY	Institutional	37,760	$682,875	October 2006
Hayward, CA	Active Trader	60,158	$1,072,354	June 2013
Hong Kong, PRC	Institutional	301	$77,193	December 2005
Houston, TX	Active Trader	2,486	$43,505	June 2007
Lombard, IL	Active Trader	27,674	$508,524	May 2006
London, England	Institutional	65,000	$1,775,908	April 2010
London, England	Active Trader	6,088	$191,990	August 2005
Luxembourg	Institutional	2,500	$144,669	December 2006
Melbourne, Australia	Institutional	4,828	$65,001	November 2005
Newport Beach, CA	Institutional	600	$25,650	October 2005
New York, NY	Institutional	87,304	$2,111,212	May 2013
New York, NY	Institutional	27,386	$936,601	November 2009
New York, NY	Active Trader	11,572	$344,280	June 2012
Santa Monica, CA	Institutional	22,877	$657,714	November 2012
Singapore	Institutional	2,530	$59,377	October 2006
Waltham, MA	Institutional	32,535	$561,143	September 2005
West Orange, NJ	Corporate	2,201	$49,522	January 2008
      We believe our facilities are in good condition and are suitable and adequate for our current and currently planned operations.
      If we are unable to renew any of the leases that are due to expire in 2005 or 2006, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings
      We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II
Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.
      The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low

2004:
Quarter Ended March 31	$18.50	$16.40
Quarter Ended June 30	$18.77	$16.25
Quarter Ended September 30	$19.28	$16.80
Quarter Ended December 31	$22.17	$18.24

	High	Low

2003:
Quarter Ended March 31	$14.23	$12.74
Quarter Ended June 30	$18.00	$13.64
Quarter Ended September 30	$17.35	$15.40
Quarter Ended December 31	$17.59	$15.47
Stockholders
      As of February 28, 2005, there were 93,353,899 outstanding shares of our common stock held by 1,309 holders of record.
Dividends
      We currently retain earnings, if any, to finance the development of our business. Future determinations by our board of directors to pay dividends on our common stock would be based primarily upon our financial condition, results of operations and business requirements. Dividends, if any, would be payable in the sole discretion of our board of directors out of the funds legally available therefor.
      We have not paid cash dividends on our common stock during the last two fiscal years.
Issuer Purchases of Equity Securities
      On September 28, 2004, we announced in a press release and also in a Current Report on Form 8-K that our Board of Directors had authorized the repurchase of up to 1,000,000 of our outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion.

				(d) Maximum
				Number (or
				Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet
	(a) Total Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share	Publicly Announced	the Plans or
Period	Purchased(1)	(or Unit)	Plans or Programs	Programs

October 1, 2004–October 31, 2004	0 shares	N/A	0 shares	1,000,000 shares
November 1, 2004–November 30, 2004	90,000 shares	$20.38	90,000 shares	910,000 shares
December 1, 2004–December 31, 2004	55,000 shares	$20.87	55,000 shares	855,000 shares
Total	145,000 shares	$20.57	145,000 shares	855,000 shares

(1)	No shares have been purchased by us other than through our publicly announced stock repurchase program.

Item 6.	Selected Financial Data
      The following selected historical consolidated financial information for each of the years ended December 31, 2000 through 2004 has been derived from our consolidated financial statements and represents the historical consolidated financial information of FT Interactive Data prior to the merger of Interactive Data Corporation and Data Broadcasting Corporation on February 29, 2000 and the combined company since February 29, 2000. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Service revenue	$484,565	$442,690	$375,015	$340,002	$314,138
Income (loss) from operations(1)	125,869	115,349	98,232	25,653	(3,091)
Net income (loss)(2)	80,271	72,201	60,733	4,312	(143,472)
Net income (loss) per common share
Basic	0.86	0.78	0.67	0.05	(1.68)
Diluted	0.84	0.76	0.65	0.05	(1.68)
Weighted average common shares
Basic	93,152	92,319	91,159	90,844	85,560
Diluted	95,525	94,450	93,730	92,510	85,560
Total assets	1,025,673	910,322	765,227	697,983	742,090
Stockholders’ equity	857,756	762,531	662,743	582,667	622,512
Cash dividends declared per common share	—	—	—	0.29	—

(1)	Income (loss) from operations in 2000 and 2001 includes amortization of goodwill of $33,142 and $37,535, respectively. Beginning in 2002, the amortization of goodwill was no longer required.

(2)	Results for 2000 include equity in the losses from MarketWatch.com, Inc., or MarketWatch, of $67,229 and an other than temporary loss in MarketWatch.com, Inc. of $141,844.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements included herein in Item 8. Amounts in the tables including footnotes to the tables are shown in thousands, except for per share information.
Overview
      We are a leading global provider of financial and business information to financial institutions and active traders. We offer our services through four businesses, three within the Institutional Services segment, and one within the Active Trader Services segment:
Institutional Services

•	FT Interactive Data provides historical and end-of-day pricing, evaluations, dividend, corporate actions and descriptive information for approximately 3.5 million securities, commodities, and derivative instruments that are traded around the world.

•	CMS BondEdge provides sophisticated analytics to fixed income portfolio managers, quantitative research analysts and institutional brokers for risk/return analysis, assistance with their regulatory reporting and investment decision evaluations.
      During 2003, we added a third business line, ComStock, to the Institutional Services segment by making two strategic acquisitions.
      On February 28, 2003, we acquired from The McGraw-Hill Companies, Inc., or McGraw-Hill, the stock of S&P ComStock, Inc. and the assets of certain ComStock related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as Comstock, for $115,972,000. We funded this acquisition from our existing cash resources.
      On October 31, 2003, we acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc., or HyperFeed, for $8,500,000, consisting of payments of $7,625,000 with the balance to be paid at the end of 24 months if agreed upon milestones are reached, offset by cash acquired of $1,011,000. Because certain milestones have not been met, the purchase price of the HyperFeed contracts has been adjusted downward to $8,375,000. Our remaining payments total $750,000. We funded this acquisition from our existing cash resources. We are currently migrating the HyperFeed customers from the HyperFeed production platform to our existing ComStock production platform. This migration is expected to be concluded by the third quarter of 2005.
      These two acquired businesses form the third business within the Institutional Services segment:

•	ComStock® provides financial institutions, financial information providers and information media companies with real-time and delayed financial market information covering more than 2 million securities including equities, derivatives, futures, fixed income securities and foreign exchange rates sourced from over 350 stock exchanges and other sources worldwide.
Active Trader Services
      In the Active Trader Services segment we have one business, which was recently supplemented by the acquisition of the assets of FutureSource®, LLC and its subsidiaries, or FutureSource:

•	eSignal® provides active traders with real-time financial market information and decision support tools to assist in their analysis of securities traded on all major markets in the US as well as a number of international markets.
      On September 1, 2004, we acquired the assets of FutureSource, a privately held provider of real-time futures, commodities and foreign exchange markets data. This acquisition enables us to provide global coverage of futures and commodities data. The price paid in cash for the assets was $18,000,000, offset by cash acquired of $317,000. We are in the process of integrating the assets of FutureSource into our eSignal business. We funded this acquisition from existing cash resources.
      Across each of our businesses, regardless of business segment, many of our services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. We have historically achieved high customer retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies utilize our services in support of their trading, analysis, portfolio management, and valuation activities. At the core of our business are our customer relationships, business alliances, broad databases, extensive product and technical know-how and technology infrastructure resources. We also continue to evaluate potential strategic acquisitions.
Development of Business
      Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation (now known as FT Interactive Data), referred to as the Merger. This Merger brought together the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included eSignal and CMS BondEdge, with the businesses of Interactive Data Corporation (now known as FT Interactive Data). Upon completion of the Merger, we issued 56,424,000 shares of our common stock to Pearson Longman, Inc., or Pearson Longman, which, through a series of other entities, is wholly owned by Pearson plc. The shares held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. As a result of this transaction, approximately 60% of our shares are held indirectly by Pearson. In connection with the Merger, we also acquired a 34.4% ownership stake in MarketWatch.com, Inc., which we subsequently sold at a loss in January 2001 to Pearson for $26,900,000. We distributed the proceeds from such sale as a dividend to our shareholders in 2001. On January 31, 2002, we acquired the Securities Pricing Services, or SPS, of Merrill Lynch, Pierce, Fenner & Smith Incorporated, or Merrill Lynch, for approximately $48,000,000. We acquired ComStock from McGraw-Hill for approximately $115,972,000 on February 28, 2003. We acquired the consolidated market data feed client contracts from HyperFeed for $8,500,000 on October 31, 2003. The price for these HyperFeed client contracts consist of payments of $7,625,000, with the balance to be paid over 24 months if agreed upon milestones are reached. Because certain milestones have not been met, the purchase price of the HyperFeed contracts has been adjusted downward to $8,375,000. Our remaining payments total $750,000.
      On September 1, 2004, we acquired the assets of FutureSource. The price paid in cash for the assets was $18,000,000, offset by cash acquired of $317,000.
      As a result of these acquisitions, our results of operations for 2004 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal businesses, the results of the HyperFeed customer contracts and four months of the results of FutureSource. Our 2003 results of operations, in addition to the FT Interactive Data, CMS BondEdge and eSignal businesses, include ten months of activities for ComStock and two months of activities resulting from the acquisition of the HyperFeed customer contracts. Our 2002 results of operations include the activities of our FT Interactive Data, CMS BondEdge and eSignal businesses.
Business and Market Trends
      In 2004, market conditions for our primary market, the financial services industry, showed improvement over the prior year although they still remained challenging. Modest increases in spending by institutional customers for market data services were balanced by ongoing cost containment initiatives. FT Interactive Data, the largest business within the Institutional Services segment, continued to generate new business with both existing and new customers, particularly within the US market. We also saw signs of improvement within FT Interactive Data’s business in the European market with higher levels of new sales and fewer cancellations during the second half of 2004. Overall contract cancellations, primarily arising from mergers and acquisitions within our customer base, and renegotiation of service levels and fees declined compared with the prior year, although these actions continued to constrain revenue growth. We believe that much of the data we supply is mission critical to our customers and critical for their operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost pressures being experienced by our client base. If the data we provided were not mission critical, we believe the difficult market conditions would have affected us more adversely.
      There has been and continues to be a trend in North America for major financial institutions to outsource their back office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth. Another trend occurring over the past decade in North America is the consolidation of financial institutions both within and across the financial services industry. When institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. This has contributed to some of the higher than normal cancellation levels we experienced in 2003 through the first half of 2004; additional consolidation activity has the potential to adversely impact revenue in the future.
      Growth in the FT Interactive Data market is dependent, in large part, on our ability to continue the expansion of our data content offerings to meet the current and evolving needs of our customers. This includes being able to respond to changes in the financial markets as well as to regulatory and competitive pressures. This also includes continuing to expand the coverage of premium priced fixed income data sets and the launch of new services such as our Fair Value Information Service, the latter of which is currently primarily oriented toward US mutual funds. In addition, we will continue to seek to expand our market share in Europe, although we expect current difficult market conditions will slow this effort as customers take more time to make purchase decisions than they historically have taken.
      The CMS BondEdge business continued to grow throughout 2004, although it experienced many of the same pressures as FT Interactive Data. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of the major financial institutions. If the financial markets continue to improve, we would expect this could translate into more favorable operating business conditions for CMS BondEdge. CMS BondEdge will continue to invest in enhancing its services for international markets and unbundling its analytics to allow for greater integration with other vendors’ services and to better serve large institutions who have moved to centralized data warehouse approaches.
      The ComStock business, which was acquired in February 2003, continued to experience strong price pressures, with customers remaining focused on cost containment. We anticipate that market conditions for real-time data services will remain challenging in 2005. ComStock will continue to enhance its offerings and focus on opportunities to expand its business with institutional customers in 2005.
      In the Active Trader Services segment, the eSignal business continues to strengthen its position as a leading financial data provider primarily for active traders. Subscriptions for eSignal’s array of Internet-based services continued to grow through both direct and indirect sales distribution channels. The eSignal business is primarily dependent on growth in online trading accounts among active investors. The business was supplemented by the purchase on September 1, 2004 of the assets of FutureSource, a privately held provider of real-time futures, commodities and foreign exchange markets data. This acquisition enables us to provide global coverage of futures and commodities data. As previously disclosed, the broadcast-based service was closed down at the end of April 2004.

Results of Operations
Selected Financial Data

	For the Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands, except
	for per share information)
SERVICE REVENUE	$484,565	$442,690	$375,015
COSTS AND EXPENSES:
Cost of Services	156,646	141,631	110,321
Selling, General & Administrative	161,313	149,129	133,225
Depreciation	18,521	16,807	14,500
Amortization	22,216	19,774	18,737
Total Costs and Expenses	358,696	327,341	276,783
INCOME FROM OPERATIONS	125,869	115,349	98,232
Other income, net	2,522	1,100	1,989
INCOME BEFORE INCOME TAXES	128,391	116,449	100,221
Income tax expense	48,120	44,248	39,488
NET INCOME	$80,271	$72,201	$60,733
NET INCOME PER SHARE
Basic	$0.86	$0.78	$0.67
Diluted	$0.84	$0.76	$0.65
Weighted average shares outstanding:
Basic	93,152	92,319	91,159
Diluted	95,525	94,450	93,730
2004 versus 2003
Service Revenue

			%
	2004	2003	Change

	(In thousands)
Institutional Services
FT Interactive Data	$320,755	$309,324	+3.7%
CMS BondEdge	32,063	30,488	+5.2%
ComStock	62,920	54,093	+16.3%
Other	3,615	3,507	+3.1%
Foreign Exchange	10,109	—	—
Institutional Services Total	429,462	397,412	+8.1%
Active Trader Services
eSignal	47,183	43,426	+8.7%
FutureSource	7,577	—	—
Broadcast	343	1,852	(81.5)%
Active Trader Services Total	55,103	45,278	+21.7%
TOTAL SERVICE REVENUE	$484,565	$442,690	+9.5%

Total Service Revenue
      Total service revenue increased from $442,690,000 in 2003 to $484,565,000 in 2004, an increase of $41,875,000 or 9.5%. The ComStock business, which was acquired at the end of February 2003, and the HyperFeed customer contracts, which we acquired at the end of October 2003, contributed $62,920,000 to service revenue in 2004 and $54,093,000 to service revenue in 2003. The FutureSource business, which was acquired on September 1, 2004, contributed service revenue of $7,577,000 in 2004. Foreign exchange had a favorable impact of $10,109,000 to service revenue in the institutional services segment in 2004 mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.832 in 2004, compared with $1.635 in 2003.

Institutional Services
      Service revenue within the Institutional Services segment increased from $397,412,000 in 2003 to $429,462,000 in 2004, an increase of $32,050,000, or 8.1%, including service revenue of $62,920,000 in 2004 and $54,093,000 in 2003 from the ComStock business and the HyperFeed customer contracts. As noted above, foreign exchange had a favorable impact of $10,109,000, mainly due to the weakness of the US dollar against the UK pound sterling to service revenue within the Institutional Services segment in 2004.
      Service revenue for the FT Interactive Data business increased from $309,324,000 in 2003 to $320,755,000 in 2004 an increase of $11,431,000, or 3.7%. The main growth for the FT Interactive Data business came from North America, which produced service revenue growth of 7.4% due to strong sales from the Fair Value Information Service and increased demand for evaluated pricing services combined with moderate price increases on annual service contracts. The European business of FT Interactive Data declined by 7.7% in 2004 from 2003 with the majority of the decline due to the closure of the Index Services business at the end of 2003, which generated $4,157,000 of service revenue in 2003, coupled with new sales being more than offset by high levels of contract cancellations and renegotiations. However, the European business experienced service revenue growth of 12.0% in the final quarter of 2004 compared with the final quarter of 2003. The Asia Pacific business of FT Interactive Data declined by 4.3% in 2004, with growth in the Australian market being more than offset by declines in Hong Kong, Singapore and Japan.
      The CMS BondEdge business grew service revenue by $1,575,000 or 5.2%, from $30,488,000 in 2003 to $32,063,000 in 2004, primarily due to strong subscription sales and higher usage-based service revenue.
      The ComStock business increased service revenue from $54,093,000 in 2003 to $62,920,000 in 2004, an increase of $8,827,000, or 16.3%. The service revenue growth at ComStock was affected by two factors. In 2004, the business included a full 12 months of results from ComStock, which was acquired at the end of February 2003. In addition ComStock acquired the HyperFeed customer contracts at the end of October 2003, which contributed $10,366,000 of service revenue in 2004 compared with $1,741,000 in 2003. The core ComStock business continued to experience strong price pressures associated with intense competition and customer focus on cost containment.
      In the fourth quarter of 2004, we reversed service revenue of $6,828,000 and $5,622,000 in direct costs with an associated reduction of $1,206,000 in income from operations. This service revenue, direct costs and income from operations were recognized in prior periods and were primarily attributable to ComStock-related services delivered to one international customer. The reversal was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the service revenue, direct costs and income from operations that were reversed in the fourth quarter of 2004 will be recognized in the first quarter of 2005. This adjustment did not have a material impact on our prior period results.

Active Trader Services
      Within the Active Trader Services segment, service revenue grew from $45,278,000 in 2003 to $55,103,000 in 2004, an increase of $9,825,000, or 21.7%, including service revenue of $7,577,000 in 2004 from the assets of FutureSource, which we acquired on September 1, 2004. Underlying service revenue within the

Active Trader Services segment in 2004 increased mainly due to a higher number of direct subscribers which grew from 31,851 in 2003 to 37,157 in 2004, an increase of 5,306, or 16.7%. This was partially offset by a lower average net subscription fee coupled with lower broadcast-related service revenue which declined from $1,852,000 in 2003 to $343,000 in 2004, a decline of $1,509,000 or 81.5%, due to the closure of the broadcast business in the second quarter of 2004.
Service Revenue by Geographic Region

	2004	2003

	(In thousands)
United States	$382,392	$344,869
United Kingdom	60,246	62,783
All other European Countries and Canada	35,229	28,871
Asia	6,698	6,167
TOTAL SERVICE REVENUE	$484,565	$442,690
Total Costs and Expenses
      Total costs and expenses for the Institutional Services segment for 2004 and 2003 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for 2004 and 2003 include the costs and expenses of eSignal, the broadcast-based services business which was closed in the second quarter of 2004, and the business arising out of the assets of FutureSource which we acquired on September 1, 2004. Total costs and expenses for the Corporate and unallocated segment include costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
Cost of Services
      Cost of services, exclusive of depreciation, are composed mainly of personnel related expenses, communication and data acquisition costs and expenditures associated with software and hardware maintenance agreements. The start up costs associated with our data center consolidation are included in selling, general & administrative expenses in 2004 and 2003. The costs associated with our new East Coast data center will be classified as cost of services when the center becomes fully operational, which we expect to occur in 2005.

			%
	2004	2003	Change

	(In thousands)
Institutional Services	$131,664	$121,391	+8.5%
Active Trader Services	21,902	20,240	+8.2%
Foreign Exchange	3,080	—	—
TOTAL COST OF SERVICES	$156,646	$141,631	+10.6%
      Cost of services increased by $15,015,000 or 10.6%, from $141,631,000 in 2003 to $156,646,000 in 2004. The ComStock business, which was acquired at the end of February 2003, and the HyperFeed customer contracts, which we acquired at the end of October 2003, contributed $36,017,000 to cost of services in 2004 and $24,263,000 to cost of services in 2003. The FutureSource business contributed cost of services of $2,893,000 in 2004. Foreign exchange increased cost of services by $3,080,000 in 2004 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of revenue increased from 32.0% in 2003 to 32.3% in 2004.

Institutional Services
      Cost of services within the Institutional Services segment increased from $121,391,000 in 2003 to $131,664,000 in 2004, an increase of $10,273,000, or 8.5%, including cost of services of $36,017,000 in 2004 and $24,263,000 in 2003 from the ComStock business and the HyperFeed customer contracts. Foreign exchange increased Institutional Services cost of services by $3,080,000 in 2004. Underlying cost of services within the Institutional Services segment decreased by $1,481,000 during 2004 due to the completion of various cost savings initiatives including production systems integration projects, closure of a small data center in New York, and the benefit of renegotiations for some of our supplier contracts as we signed global data supply arrangements for all our businesses.

Active Trader Services
      Within the Active Trader Services segment, cost of services increased by $1,662,000, or 8.2%, from $20,240,000 in 2003 to $21,902,000 in 2004, including cost of services of $2,893,000 in 2004 from the assets of FutureSource. Underlying cost of services declined by $1,231,000 primarily due to the closure of the broadcast-based services business in April 2004.
Selling, General & Administrative Expenses
      Selling, general and administrative expenses are composed mainly of personnel-related, outside professional services, advertising and marketing, occupancy-related and commissions to third parties. Data center consolidation initiative related expenses except for depreciation which is shown separately, are included in selling, general and administrative expenses in 2004, will be classified as cost of services in 2005, when we expect the new East Coast data center to be fully operational.

	2004	2003	% Change

	(In thousands)
Institutional Services	$113,768	$117,166	(2.9)%
Active Trader Services	19,047	14,981	+27.1%
Corporate and unallocated	24,294	16,982	+43.1%
Foreign Exchange	4,204	—	—
TOTAL SG&A	$161,313	$149,129	+8.2%
      Selling, general and administrative expenses increased by $12,184,000, or 8.2%, from $149,129,000 in 2003 to $161,313,000 in 2004. The ComStock business contributed $16,880,000 to selling, general and administrative expenses in 2004 and $18,066,000 to selling, general and administrative expenses in 2003. The FutureSource business contributed selling, general and administrative expenses of $3,559,000 in 2004. Foreign exchange increased selling, general and administrative expenses by $4,204,000 in 2004 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of revenue decreased from 33.7% in 2003 to 33.3% in 2004.

Institutional Services
      Selling, general and administrative expenses within the Institutional Services segment decreased from $117,166,000 in 2003 to $113,768,000 in 2004, a decrease of $3,398,000, or 2.9%, including selling, general and administrative expenses of $16,880,000 in 2004 and $18,066,000 in 2003 from the ComStock business. This decrease in selling, general and administrative expenses for ComStock is, as previously described, due to the reversal of commissions to third parties totaling $5,622,000 which we recognized in prior periods and were attributable to services delivered to one international customer. Foreign exchange increased Institutional Services selling, general and administrative expenses by $4,204,000 in 2004. Underlying selling, general and administrative expenses within the Institutional Services segment decreased by $2,212,000 due to the benefit of renegotiations for some of our supplier contracts as we signed global data supply arrangements for all our businesses coupled with the closure of the Index Services business at the end of 2003. This is partially offset by increased sales-related commission costs associated with the higher sales growth across our businesses and higher staffing and consulting expenditures for various regulatory compliance projects including compliance with the provisions of the Sarbanes-Oxley Act and related SEC rules and the Investment Advisers Act.

Active Trader Services
      Within the Active Trader Services segment, selling, general and administrative expenses increased by $4,066,000, or 27.1%, from $14,981,000 in 2003 to $19,047,000 in 2004, including selling, general and administrative expenses of $3,559,000 in 2004 from the assets of FutureSource. Underlying selling, general and administrative expenses increased by $507,000 primarily due to higher advertising and marketing expenses related to the launch of new services.

Corporate and Unallocated
      Selling, general and administrative expenses within the Corporate and unallocated segment increased from $16,982,000 in 2003 to $24,294,000 in 2004, an increase of $7,312,000, or 43.1%, due to costs associated with our data center consolidation initiative and higher staffing and consulting and audit expenditures mainly related to compliance with the provisions of the Sarbanes-Oxley Act and related SEC rules. Data center consolidation initiative related expenses, which are included in selling, general and administrative expenses in 2004, will be classified as cost of services in 2005 when the new East Coast data center will be fully operational.
Depreciation

	2004	2003	% Change

	(In thousands)
Institutional Services	$12,857	$12,966	(0.8)%
Active Trader Services	3,682	3,568	+3.2%
Corporate and unallocated	1,522	273	+457.5%
Foreign Exchange	460	—	—
TOTAL DEPRECIATION	$18,521	$16,807	+10.2%
      Depreciation expense increased by $1,714,000, or 10.2%, from $16,807,000 in 2003 to $18,521,000 in 2004. The ComStock business and the HyperFeed customer contracts contributed $3,041,000 to depreciation expense in 2004 and $2,440,000 to depreciation expense in 2003. The FutureSource business contributed depreciation expense of $202,000 in 2004. Foreign exchange increased depreciation expense by $460,000 in 2004 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

Institutional Services
      Depreciation expense within the Institutional Services segment decreased from $12,966,000 in 2003 to $12,857,000 in 2004, a decrease of $109,000, or 0.8%, including depreciation expense of $3,041,000 in 2004 and $2,440,000 in 2003 related to assets acquired with the ComStock business and the HyperFeed customer contracts. Foreign exchange increased Institutional Services depreciation expense by $460,000 in 2004 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Underlying depreciation within the Institutional Services segment expense decreased by $710,000 due to the normal expiration of asset lives in the second half of 2003 and during 2004.

Active Trader Services
      Within the Active Trader Services segment, depreciation expense increased by $114,000, or 3.2%, from $3,568,000 in 2003 to $3,682,000 in 2004, including depreciation expense of $202,000 in 2004 from the assets of FutureSource. Underlying depreciation expense within the Active Trader Services segment decreased by $88,000 primarily due to normal expiration of asset lives in the second half of 2003 and during 2004.

Corporate and Unallocated
      Depreciation expense within the Corporate and unallocated segment increased from $273,000 in 2003 to $1,522,000 in 2004, an increase of $1,249,000, or 457.5%, due to the phased implementation during 2004 of our new East Coast data center.

Amortization

	2004	2003	% Change

	(In thousands)
Corporate and unallocated	$22,216	$19,774	+12.4%
TOTAL AMORTIZATION	$22,216	$19,774	+12.4%
      We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments. (See Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for discussion of our segments). Within the Corporate and unallocated segment, amortization expense associated with acquired intangible assets increased from $19,774,000 in 2003 to $22,216,000 in 2004, an increase of $2,442,000, or 12.4%. The assets we acquired with the ComStock business and the HyperFeed customer contracts contributed $8,128,000 to amortization expense in 2004 and $5,981,000 to amortization expense in 2003. The FutureSource assets contributed amortization expense of $347,000 in 2004. Underlying amortization expense declined by $52,000 due to the normal expiration of intangible asset lives during 2004.
Other Condensed Consolidated Financial Information
      Income from operations increased from $115,349,000 in 2003 to $125,869,000 in 2004, an increase of $10,520,000, or 9.1%. The increase in income from operations was due to the higher operating results discussed above.
      Other income increased from $1,100,000 in 2003 to $2,522,000 in 2004, an increase of $1,422,000, or 129.3%, mainly due to higher interest income from a higher average cash balance and marginally higher interest rates.
      Income before taxes increased from $116,449,000 in 2003 to $128,391,000 in 2004, an increase of $11,942,000, or 10.3%, reflecting the higher income from operations and other income.
      Our effective tax rate declined from 38.0% in 2003 to 37.5% in 2004, primarily resulting from initiatives instituted in 2003 and a shift in geographic income to lower tax rate jurisdictions.
      We generated net income of $72,201,000 in 2003 compared with net income of $80,271,000 in 2004. This improvement was primarily due to higher income from operations in 2004 as compared with 2003 as discussed above.
      We generated basic net income per share of $0.78 and diluted net income per share of $0.76 in 2003, as compared with basic net income per share of $0.86 and diluted net income per share of $0.84 in 2004 due to higher net income, partially offset by a higher number of weighted average shares outstanding.
      Weighted average basic shares outstanding increased by 0.9% in 2004 and weighted average diluted shares increased by 1.1% in 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan, partially offset by repurchases under our publicly announced stock repurchase plan.

2003 versus 2002

Service Revenue

	2003	2002	% Change

	(In thousands)
Institutional Services
FT Interactive Data	$302,743	$297,395	+1.8%
CMS BondEdge	30,488	29,643	+2.9%
ComStock	54,093	—	—
Other	3,507	3,957	(11.4)%
Foreign Exchange	6,581	—	—
Institutional Services Total	397,412	330,995	+20.1%
Active Trader Services
eSignal	43,426	39,542	+9.8%
Broadcast	1,852	4,478	(58.6)%
Active Trader Services Total	45,278	44,020	+2.9%
TOTAL SERVICE REVENUE	$442,690	$375,015	+18.0%
Total Service Revenue
      Total service revenue increased from $375,015,000 in 2002 to $442,690,000 in 2003, an increase of $67,675,000, or 18.0%. The ComStock business and the HyperFeed customer contracts contributed $54,093,000 of service revenue in 2003. Foreign exchange contributed $6,581,000 to service revenue in 2003. This was mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.635 in 2003 compared with $1.503 in 2002.

Institutional Services
      Service revenue within the Institutional Services segment increased from $330,995,000 in 2002 to $397,412,000 in 2003 an increase of $66,417,000, or 20.1%, including service revenue of $54,093,000 in 2003 from the ComStock business and the HyperFeed customer contracts. Foreign exchange contributed $6,581,000 to service revenue within the Institutional Services segment in 2003.
      Service revenue for the FT Interactive Data business increased from $297,395,000 in 2002 to $302,743,000 in 2003, an increase of $5,348,000, or 1.8%. The main growth for the FT Interactive Data business came from North America, where despite difficult market conditions and a higher than historical level of cancellations, service revenue grew by 3.1%. The increase was driven primarily by the continued success of the sale of evaluated pricing services helped by the introduction of the Fair Value Information Service and moderate price increases. The European business of FT Interactive Data declined by 2.9% from 2002 to 2003 with new sales being more than offset by a high level of cancellations and customer requests for service downgrades. The Asia Pacific business of FT Interactive Data grew by 8.6%, with the main growth coming from Australia. In the other Asia Pacific markets of Hong Kong and Singapore, service revenue was relatively flat.
      The CMS BondEdge business grew service revenue by $845,000, or 2.9%, as it continued to see a slowdown in new business as a result of customer reluctance to commit to new services due to economic conditions.
      The ComStock business contributed $54,093,000 of service revenue during the ten months of 2003. Progress was made in promoting the ComStock real time feed service to the FT Interactive Data customer base. Following the acquisition of HyperFeed’s customer contracts, the ComStock business began migrating this customer base from the HyperFeed production platform to the existing ComStock production platform.

      Other service revenue declined by 11.4% from 2003, which mainly represented a slow-down in our real time foreign exchange data business which has now been integrated with the ComStock business.

Active Trader Services
      Within the Active Trader Services segment, service revenue for the eSignal business grew by $1,258,000, or 2.9%, from $44,020,000 in 2002 to $45,278,000 in 2003, which included a 58.6% or $2,626,000 decline in the broadcast business from $4,478,000 in 2002 to $1,852,000 in 2003. Underlying service revenue for the Internet-delivered services, other than broadcast, increased by $3,884,000 due to the number of direct subscribers increasing by 12.7% in the year to approximately 32,000, partially offset by lower average net subscription fees.
Service Revenue by Geographic Region

	2003	2002

	(In thousands)
United States	$344,869	$300,627
United Kingdom	62,783	51,273
All other European Countries and Canada	28,871	18,141
Asia	6,167	4,974
TOTAL SERVICE REVENUE	$442,690	$375,015
Total Costs and Expenses
      Total costs and expenses for the Institutional Services segment for 2003 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge and total costs and expenses for the Institutional Services segment for 2002 include the costs and expenses of FT Interactive Data and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for 2003 and 2002 include the costs and expenses of eSignal and the broadcast business. Total costs and expenses for the Corporate and unallocated segment include costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative and intangible asset amortization.
Cost of Services
      Cost of services expenses, exclusive of depreciation, are composed mainly of personnel related expenses, communication and data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

	2003	2002	% Change

	(In thousands)
Institutional Services	$119,314	$89,874	+32.8%
Active Trader Services	20,240	20,447	(1.0)%
Foreign Exchange	2,077	—	—
TOTAL COST OF SERVICES	$141,631	$110,321	+28.4%
      Cost of services expenses increased by $31,310,000, or 28.4%, from $110,321,000 in 2002 to $141,631,000 in 2003. The ComStock business and the HyperFeed customer contracts contributed $24,263,000 to cost of services expenses in 2003. Foreign exchange increased cost of services expenses by $2,077,000 in 2003 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of revenue increased from 29.4% in 2002 to 32.0% in 2003.

Institutional Services
      Cost of services within the Institutional Services segment increased from $89,874,000 in 2002 to $119,314,000 in 2003, an increase of $29,440,000, or 32.8%, including cost of services of $24,263,000 in 2003 from the ComStock business and the HyperFeed customer contracts. Foreign exchange increased the Institutional Services segment cost of services by $2,077,000 in 2003. Underlying cost of services within the Institutional Services segment increased by $5,177,000 due to investments in increasing the breadth and quality of our evaluated pricing data and operations partially offset by synergies achieved from integration of the SPS operations with those of FT Interactive Data.

Active Trader Services
      Within the Active Trader Services segment, cost of services decreased by $207,000, or 1.0%, from $20,447,000 in 2002 to $20,240,000 in 2003 primarily due to the wind down of the broadcast business during 2003 partially offset by investment in product development resources.
Selling, General & Administrative Expenses
      Selling, general and administrative expenses are comprised mainly of personnel-related, outside professional services, advertising and marketing, occupancy-related and commissions to third parties.

	2003	2002	% Change

	(In thousands)
Institutional Services	$113,814	$102,984	+10.5%
Active Trader Services	14,981	16,202	(7.5)%
Corporate and unallocated	16,982	14,039	+21.0%
Foreign Exchange	3,352	—	—
TOTAL SG&A	$149,129	$133,225	+11.9%
      Selling, general and administrative expenses increased by $15,904,000, or 11.9%, from $133,225,000 in 2002 to $149,129,000 in 2003. The ComStock business contributed $18,066,000 to selling, general and administrative expenses in 2003. Foreign exchange increased selling, general and administrative expenses by $3,352,000 in 2003 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of revenue decreased from 35.5% in 2002 to 33.7% in 2003.

Institutional Services
      Selling, general and administrative expenses within the Institutional Services segment increased from $102,984,000 in 2002 to $113,814,000 in 2003, an increase of $10,830,000, or 10.5%, including selling, general and administrative expenses of $18,066,000 in 2003 from the ComStock business. Foreign exchange increased the Institutional Services segment selling, general and administrative expenses by $3,352,000 in 2003. Underlying selling, general and administrative expenses within the Institutional Services segment decreased by $7,236,000 due to synergies achieved from merging the SPS operations into the FT Interactive Data business coupled with the write-off of some capitalized development costs in Europe in 2002. Offsetting these savings were restructuring charges totaling $3,311,000, related to the first stage in the consolidation of our US data centers, severance relating to our decision to outsource some of our European data collection to a lower cost site, and costs related to the closure of our Index Services unit.

Active Trader Services
      Within the Active Trader Services segment, selling, general and administrative expenses decreased by $1,221,000, or 7.5%, from $16,202,000 in 2002 to $14,981,000 in 2003 due mainly to a charge of $673,000 for unoccupied office space in 2002 coupled with lower property tax reserve requirements in 2003.

Corporate and Unallocated
      Selling, general and administrative expenses within the Corporate and unallocated segment increased from $14,039,000 in 2002 to $16,982,000 in 2003, an increase of $2,943,000, or 21.0%, due to a charge of $1,368,000 in 2003 related to the write down of the carrying value of a 5% interest we held in a company that we spun off in 2000 coupled with a reserve of $1,000,000 in 2003 to provide for the settlement to shareholders related to a civil action with shareholders of two Heartland Group high-yield municipal bond funds.
Depreciation

	2003	2002	% Change

	(In thousands)
Institutional Services	$12,641	$10,170	+24.3%
Active Trader Services	3,568	4,015	(11.1)%
Corporate and unallocated	273	315	(13.3)%
Foreign Exchange	325	—	—
TOTAL DEPRECIATION	$16,807	$14,500	+15.9%
      Depreciation expense increased by $2,307,000, or 15.9%, from $14,500,000 in 2002 to $16,807,000 in 2003. The ComStock business and the HyperFeed customer contracts contributed $2,440,000 to depreciation expense in 2003. Foreign exchange increased the Institutional Services segment depreciation expense by $325,000 in 2003 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

Institutional Services
      Depreciation expense within the Institutional Services segment increased from $10,170,000 in 2002 to $12,641,000 in 2003, an increase of $2,471,000, or 24.3%, including depreciation expense of $2,440,000 in 2003 related to assets acquired with the ComStock business, and the HyperFeed customer contracts. Foreign exchange increased the Institutional Services segment depreciation expense by $325,000 in 2003 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Underlying depreciation within the Institutional Services segment expense was essentially flat for 2003 as compared with 2002.

Active Trader Services
      Within the Active Trader Services segment, depreciation expense decreased by $447,000, or 11.1%, from $4,015,000 in 2002 to $3,568,000 in 2003 primarily due to normal expiration of asset lives in the second half of 2002 and during 2003.

Corporate and Unallocated
      Depreciation expense within the Corporate and unallocated segment in 2003 of $273,000 was slightly lower than in 2002. In addition, the majority of capital expenditures related to the data center consolidation initiative occurred in the final quarter of 2003, and the impact did not affect operating results until 2004.
Amortization

	2003	2002	% Growth

	(In thousands)
Corporate and unallocated	$19,774	$18,737	+5.5%
TOTAL AMORTIZATION	$19,774	$18,737	+5.5%

Corporate and Unallocated
      We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for discussion of our segments). Within the Corporate and unallocated segment, amortization expense increased from $18,737,000 in 2002 to $19,774,000 in 2003, an increase of $1,037,000, or 5.5%. The ComStock business and the HyperFeed customer contracts contributed $5,981,000 to amortization expense in 2003. Underlying amortization expense declined by $4,944,000 due to certain intangibles relating to previous acquisitions and some intangibles created at the time of the merger of Data Broadcasting Corporation and Interactive Data Corporation in 2000 becoming fully amortized. (See Note 3 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).
Other Condensed Consolidated Financial Information
      Income from operations increased from $98,232,000 in 2002 to $115,349,000 in 2003, an increase of $17,117,000 or 17.4%. The increase in income from operations was due to the higher operating results discussed above.
      Other income decreased from $1,989,000 in 2002 to $1,100,000 in 2003, reflecting a decline in interest rates and lower invested cash following the acquisition of ComStock and HyperFeed’s customer contracts. Both of these were acquired using existing cash resources.
      Income before taxes increased from $100,221,000 in 2002 to $116,449,000 in 2003, an increase of $16,228,000 or 16.2%, reflecting the higher income from operations being partially offset by lower other income.
      Our effective tax rate declined from 39.4% in 2002 to 38.0% in 2003, primarily attributable to initiatives instituted in 2003.
      We generated net income of $60,733,000 in 2002 compared with net income of $72,201,000 in 2003, an increase of $11,468,000, or 18.9%. This improvement was primarily due to the higher income from operations in 2003 as compared with 2002, discussed above.
      We generated basic net income per share of $0.67 and diluted net income per share of $0.65 in 2002, as compared with basic net income per share of $0.78 and diluted net income per share of $0.76 in 2003, due to a higher net income partially offset by a higher number of weighted average shares outstanding.
      Weighted average basic shares outstanding increased by 1.3% in 2003 and weighted average diluted shares increased by 0.8% in 2003 due to options exercised in 2003 as well as a higher level of stock options outstanding in 2003, partially offset by repurchases under our stock repurchase plan.
Liquidity and Capital Resources
Operating Activities
      Cash provided by operating activities was $121,702,000, $109,554,000 and $84,380,000, in 2004, 2003, and 2002, respectively. The increase from 2003 to 2004 of $12,148,000 was due in part to an increase in net income of $8,070,000, higher depreciation and amortization of $4,156,000, an increase of $1,644,000 on deferred income taxes and higher non-cash items of $730,000. Partially offsetting these positive items was a decline in our working capital of $2,454,000 which was primarily due to higher bonuses paid to management in 2004 as compared to those paid in 2003.
      The increase from 2002 to 2003 of $25,174,000 was due in part from an increase in net income of $11,468,000, higher depreciation and amortization of $3,344,000, higher non cash items of $1,636,000 representing a charge of $1,368,000 related to a 5% interest in a company that we spun off in 2000 and the introduction of a deferred stock compensation plan to certain executives and members of the board of directors, coupled with improved working capital of $12,099,000. Partially offsetting these positive items was a lower tax benefit from the exercise of employee stock options of $1,097,000. The improvement of $12,099,000 in working capital was mainly due to lower pension charges and funding for the UK and US pension plans, higher accrued expenses for bonuses and data center consolidation costs associated with our new Boxborough, Massachusetts Data Center, and a benefit from a higher 2003 tax provision being only partially offset by higher income tax payments.

Investing Activities
      Capital expenditures increased from $21,503,000 in 2003 to $23,898,000 in 2004, due mainly to activities associated with the data center consolidation initiative, including the completion of the build out and the purchase of additional equipment and technical infrastructure for the new East Coast data center in Boxborough, Massachusetts and also the development of internal use software to consolidate our multiple real time data collection plants in the future. Capital expenditures increased from $13,561,000 in 2002 to $21,503,000 in 2003 due mainly to the build out of the new East Coast data center. We expect capital expenditures to continue to grow in 2005 as we continue the consolidation of our data centers and improve the resiliency and disaster recovery abilities of all our businesses through the expansion of our West Coast data center in Hayward, California. In addition, we anticipate investing additional capital resource to enhance our real-time infrastructure in order to address the increased market volumes, especially in the US options markets. In 2005, we expect to spend $24,000,000 to $26,000,000 on capital expenditures.
      In January 2002, we acquired the SPS business from Merrill Lynch. The consideration was $48,000,000 in cash, paid from the existing cash resources.
      In February 2003, we acquired Comstock from McGraw-Hill for $115,972,000 in cash. We funded this acquisition from existing cash resources. In October 2003, we also acquired the consolidated market data feed client contracts from HyperFeed for $8,500,000, consisting of an initial payment of $7,375,000 with the balance to be paid over 24 months as agreed upon milestones are reached, offset by cash acquired of $1,011,000. Because certain milestones were not met, the purchase price of the HyperFeed contracts has been adjusted downward to $8,375,000. Our remaining payments total $750,000. We funded this acquisition from existing cash resources. In September 2004, we acquired the assets of FutureSource for $18,000,000 in cash, offset by cash acquired of $317,000. We funded this acquisition from existing cash resources. In addition, as part of our efforts to improve the rate of return on invested cash, we purchased $2,371,000 of municipal bonds whose maturity is less than 180 days.
Financing Activities
      In 2004, we utilized $17,328,000 to repurchase 945,000 outstanding shares of common stock. Also in 2004, we received $12,935,000 from the exercise of options to purchase 1,157,000 shares of common stock and the issuance of 124,000 shares of common stock in connection with our employee stock purchase plan.
      In 2003, we utilized $1,330,000 to repurchase 100,000 outstanding shares of common stock. Also in 2003, we received $9,925,000 from the exercise of options to purchase 1,195,000 shares of common stock and the issuance of 118,000 shares of common stock in connection with our employee stock purchase plan.
      In 2002, we utilized $1,377,000 to repurchase 100,000 outstanding shares of common stock. Also in 2002, we received $10,411,000 from the exercise of options to purchase 1,404,000 shares of common stock and the issuance of 50,000 shares of common stock in connection with our employee stock purchase plan.
      Management believes that the cash and cash equivalents and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.
Income Taxes
      Our effective income tax rate was an expense of 37.5%, 38.0%, and 39.4% in 2004, 2003 and 2002, respectively. The difference between the effective tax rate and the statutory federal rate of 35% for these years is due primarily to state and local taxes and the effect on non-US operations taxed at lower rates.
      We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

      The American Jobs Creation Act of 2004, or the Act, became law on October  22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact us and our accounting for income taxes in 2005. We are in the process of evaluating the effect that the Act may have on our financial position, operating results and cash flows in the future.
Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).
Related Parties Transactions
      We are a party to a management services agreement with Pearson that became effective as of February 29, 2000. Pearson, through a subsidiary, owns approximately 60% of our issued and outstanding common stock. This agreement governs the provision of services by either company (and each company’s subsidiaries) to the other and renews annually.
      Pursuant to the agreement, Pearson provides certain services to us and we provide certain services to Pearson. The services provided by Pearson afford us administrative convenience and we believe the terms of such services are more favorable to us than if we had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel, employee health benefit plans and insurance plans in the United States and United Kingdom, use of a back up disaster recovery site, and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain of our subsidiaries, primarily in the United Kingdom. The services provided by us to Pearson include the provision of financial data. A majority of the charges for services to and from Pearson and its affiliates are at cost. Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. The independent committee of our board of directors, which currently consists of four directors, none of whom are employees of Pearson, approved the management services agreement on our behalf. There was no material effect on our financial condition or results of operations as a result of entering into the agreement. If Pearson’s services were to be terminated, we would be required to seek equivalent services in the open market at potentially increased costs. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on our behalf. The Independent Committee approves any such modifications. From time to time, we assess the ongoing relationships between us and Pearson, and if we determine that it would be more advantageous to secure any such services outside of Pearson, we pursue doing so.
      In addition, in the ordinary course of business, we are involved in transactions with certain businesses that are owned by or affiliated with Pearson. Certain of our businesses license market data and related services at commercial rates to certain businesses owned by or affiliated with Pearson and also acquire a range of services related to specific financial market indices from certain businesses owned by or affiliated with Pearson. We believe that the terms and conditions of these transactions are fair and reasonable. Certain of our businesses purchase advertising at discounted rates and other promotional services from certain businesses owned by or affiliated with Pearson.
      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2004, 2003 and 2002, we recorded revenue of $2,563,000, $2,711,000 and $2,238,000, respectively, for services provided to Pearson. For the years ended December 31, 2004, 2003 and 2002, we recorded expense of $3,658,000, $3,115,000, and $2,902,000, respectively, for these services received from Pearson.
      In 2001, we entered into a trademark license agreement with Pearson’s Financial Times Group authorizing us to use the “FT” and “Financial Times” trademarks and logos in our business. The license grants us the right to use the FT and Financial Times brands for a five-year period for one UK pound sterling with an automatic renewal thereafter, unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The independent committee of our board of directors approved this agreement on our behalf.

      In the third quarter of 2004, we recorded a capital contribution from Pearson of $1,962,000 for an adjustment to a liability attributed to a former affiliate of Pearson that was sold in 1999, prior to the Merger. This adjustment had no impact on our net income or on Pearson’s ownership percentage of our issued and outstanding common stock. In the fourth quarter of 2004, we recorded a capital contribution from Pearson of $1,889,000, which represented the final settlement of certain employee benefit matters for which ultimate payment was not required.
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
      The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, accrued liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition
      Revenue is recognized over contractual periods as services are performed. Amounts recognized as revenue are determined based upon contractually agreed upon fee schedules with our customers. We account for subscription revenue received in advance of service being performed by deferring such amounts until the related services are performed. From time to time, we are required to adjust revenue associated with incorrect billings and data accessed inadvertently by customers. We maintain a reserve for these adjustments based upon historical experience and believe that the reserve established as of December 31, 2004 is adequate.

Goodwill
      Goodwill is recorded in connection with business acquisitions and represents the excess purchase price over the fair value of identifiable net assets at the acquisition date. On January 1, 2002, we adopted Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or FAS 142. As a result of the adoption of this standard, we ceased recording amortization expense associated with our goodwill.
      FAS 142 requires an impairment test of goodwill assigned to our reporting units to be performed on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit, determined using a discounted cash flow model to the net book value of the reporting unit. Projections used in these analyses are consistent with those used by our management to run the company and make capital allocation decisions. If impairment is indicated due to the book value being in excess of the fair value, the goodwill is written down to its implied fair value.

Intangible Assets
      Intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third party appraiser and are amortized over periods ranging from two to twenty five years. The carrying amount of these balances is evaluated periodically by us in relation to the operating performance and fair value of the underlying assets. Adjustments are recorded if we determine that the fair value is less than book value.

Accrued Liabilities
      We maintain balances for certain accrued liabilities as they relate to employee costs such as medical costs and other costs such as data charges, communications and royalties. These amounts are based upon management’s best estimates and judgment based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Income Taxes
      We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.
      We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize our deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Based upon projections of future book and taxable income, we believe that the recorded tax assets will be realized.
      We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $49,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely.
Commitments and Contingencies
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
      Future operating lease obligations, as of December 31, 2004, are summarized in the chart below.

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating Lease Obligations	$67,702	$13,116	$19,228	$16,829	$18,529
Total	$67,702	$13,116	$19,228	$16,829	$18,529
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

Seasonality and Market Activity
      Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. The lower activity levels as a result of the downturn in the financial markets impacted revenue in the first half of 2004. In the event that the US or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. The degree of such consequences is uncertain. Our exposures in the US in this area could be mitigated in part by our service offerings in non-US markets.
Recently Issued Accounting Pronouncements

Share-Based Payment
      On December 16, 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123(R), “Share-Based Payment”, or FAS 123(R). FAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. FAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and we expect to adopt FAS 123(R) on the effective date. We expect that the adoption of this standard to have a material impact on our net income and earnings per share. We are required to adopt SFAS 123(R) in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair value based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.
Information Regarding Forward-Looking Statements
      From time to time, including in this Annual Report on Form 10-K and our annual report to shareholders, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include the following:
      A decline in activity levels in the securities markets could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial data and information market demand is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the US or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be materially adversely affected. We have experienced higher than normal cancellations or downgrades as a result of the cost cutting pressures evident in the financial services sector in recent years and such cancellations or downgrades may continue.
      Consolidation of financial services within and across industries could lower demand for our services. As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. This consolidation has two forms: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced higher than normal cancellations in recent years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization resulting from consolidations, could have a material adverse effect on our revenue.
      The continuing impact of cost-cutting pressures across the financial services industry could cause lower demand for our services. Many customers within the financial services industry are striving to reduce their operating costs. To achieve this goal, customers may seek to reduce their spending on market data services and related analytical tools. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on market data services, either by consolidating their spending with a fewer number of vendors or by selecting vendors with lower-cost offerings. If customers elect to consolidate their spending on market data services with other vendors and not us, or if we cannot price our services as aggressively as the competition, our results of operations could be materially adversely affected.
      We compete against companies with greater financial resources. We operate in highly competitive markets in which we compete with other distributors of financial and business information and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand product offerings and data content more effectively, and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their products. Increased competition in the future could limit our ability to maintain or increase our market share or maintain our margins, and could have a material adverse effect on our business, financial condition or operating results.
      New product offerings by competitors or new technologies could cause our services to become obsolete. We operate in an industry that is characterized by rapid and significant technological change, frequent new services, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services and data content and coverage enhancements, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance; lack of market acceptance would result in lower revenue.
      If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We generally obtain data via license agreements. The disruption of any license agreement with a major data supplier, such as the New York Stock Exchange, could disrupt our operations and lead to an adverse impact on our results of operations.
      A prolonged outage at one of our data centers could result in reduced revenue and the loss of customers. Our customers rely on us for time-sensitive, up-to-date data that is reliably delivered. Our business is dependent on our ability to rapidly and efficiently process substantial quantities of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain back-up facilities for each of our major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.
      Our inability to maintain relationships with service bureaus and custodian banks would decrease our revenue. Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. While we believe the importance of back office operations will continue to increase, if this trend shifts or any of these relationships are disrupted or are terminated, our results of operations could be materially adversely impacted.
      We may fail to derive the anticipated benefits from our acquisitions. A significant part of our growth strategy has been and continues to be growth through strategic acquisition. The success of any acquisition depends in part on our ability to integrate the acquired business or assets. Successful integration of a business involves the integration of some or all of the following: sales, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing businesses. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, for example, supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure.
      We may not be able to attract and retain key personnel. We depend on our ability to attract and retain qualified personnel to operate and expand our business and we may not be able to retain the services of our key personnel. Our ability to replace any key personnel who resigns may be difficult and may take an extended period of time because of the limited number of senior individuals in the financial information industry with the breadth of skills and experiences required to operate and successfully expand a business such as ours or perform some of the key business functions we require. Competition to hire from this limited pool is intense, and we may not be able to hire or retain these personnel.
      We may not be able to efficiently and effectively consolidate our data centers. We are in the process of streamlining and consolidating our seven data centers, as well as ticker plant technologies and related facilities in the US into two independent data centers. The costs associated with this consolidation may be greater than we anticipate and we may experience unexpected delays as we continue this consolidation process. Delays in achieving this consolidation, and the migration of activities from other data centers, may increase our cost of services and capital expenditures. In addition, the consolidation may not result in enhanced operational efficiency, resiliency and other benefits to the degree we anticipate, if at all.
      We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our clients relating to our services could be expensive, time consuming and harm our reputation. The securities laws and other regulations that govern our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the United States and foreign countries. Any investigation by a regulatory agency of one of our clients or us, whether or not founded, could cause us to incur substantial costs and distract our management from our business. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit due to actual or alleged violations of one or more of their regulatory obligations, we could become subject to intense scrutiny. The intense scrutiny could involve an examination of whether the services we provided to the customer during the time period of the alleged violation were related to or had contributed in any manner to the commission of the violation. We may be required to expend a significant amount of resources explaining and/or defending the services we provided. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain clients.
      Certain of our subsidiaries are subject to complex regulations and licensing requirements. Our FT Interactive Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern FT Interactive Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we could no longer operate those portions of our business that require us to qualify as an investment adviser. Recently, the financial services industry, and in particular the mutual fund industry, has received negative publicity, which has led to increased legislation, regulation, review of industry practices and private litigation. As the regulatory obligations applicable to investment advisers increase, our compliance costs likewise increase. Similarly, our FT Interactive Data Australia subsidiary is licensed by the Australian Securities & Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. The financial services laws and other regulations that govern their activities are complex. If we were to lose this license, the subsidiary could no longer operate those portions of our business in Australia that require the license to be held. In addition, in order to offer new financial services or products we could be required to extend the license authorizations, which is at the discretion of ASIC. The inability to provide one or more of our services would adversely impact revenue and could have a material adverse affect on our business and results of operation.
      Pearson has the ability to control us. Pearson indirectly holds approximately 60% of our issued and outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over our management and our affairs, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of our stockholders.
      The foregoing discussion of risks, uncertainties, and assumptions is by no means complete but is designed to highlight important factors that may impact our results of operation and our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have operations in Europe, primarily the United Kingdom, and operations in Asia Pacific located in Australia, Hong Kong and Singapore, with the primary operations in Australia. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Our primary exposure to foreign currency exchange rate risks rest with the UK pound sterling to US Dollar exchange rate due to the significant size of our operations in the United Kingdom. For example, in 2004 and 2003 respectively, favorable foreign exchange rates added $10,109,000 and $6,581,000 respectively, to our service revenue.

      The service revenue for the past three years and long-lived assets for the past three years, by geographic region, is as follows:

	2004	2003	2002

	(In thousands)
Service Revenue
Europe	$93,998	$89,990	$67,913
Asia	6,698	6,167	4,974

Total	$100,696	$96,157	$72,887

Long-Lived Assets
Europe	$134,363	$124,275	$77,886
Asia	2,654	2,579	1,965

Total	$137,017	$126,854	$79,851

      We do not enter into any hedging or derivative arrangements and we do not hold any market risk sensitive instruments for investment or other purposes.
      We currently invest excess cash balances in money market accounts and municipal bonds. These accounts are largely invested in US Government obligations, investment grade commercial paper and high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Interactive Data Corporation
      We have completed an integrated audit of Interactive Data Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 16, 2005

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
SERVICE REVENUE	$484,565	$442,690	$375,015
COSTS AND EXPENSES
Cost of services	156,646	141,631	110,321
Selling, general and administrative	161,313	149,129	133,225
Depreciation	18,521	16,807	14,500
Amortization	22,216	19,774	18,737

Total costs and expenses	358,696	327,341	276,783

INCOME FROM OPERATIONS	125,869	115,349	98,232
Other income, net	2,522	1,100	1,989

INCOME BEFORE INCOME TAXES	128,391	116,449	100,221
Income tax expense	48,120	44,248	39,488

NET INCOME	$80,271	$72,201	$60,733

Other comprehensive income (loss)
Foreign currency translation adjustment	10,679	14,983	8,004
Additional minimum pension liability	391	—	(2,685)

COMPREHENSIVE INCOME	$91,341	$87,184	$66,052

Weighted average shares outstanding:
Basic	93,152	92,319	91,159
Diluted	95,525	94,450	93,730
NET INCOME PER SHARE:
Basic	$0.86	$0.78	$0.67
Diluted	$0.84	$0.76	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except for share data)
ASSETS
Cash and cash equivalents	$207,908	$131,639
Marketable securities	2,371	—
Accounts receivable, net of allowance for doubtful accounts of $7,256 and $6,467 at 2004 and 2003, respectively	88,295	75,785
Prepaid expenses and other current assets	15,809	6,773
Deferred income taxes	5,838	4,640

Total current assets	320,221	218,837
Property and equipment, net	54,854	46,193
Goodwill	480,444	462,323
Intangible assets, net	169,338	182,305
Other assets	816	664

Total Assets	$1,025,673	$910,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$15,943	$9,877
Accrued liabilities	67,276	62,311
Payables to affiliates	1,552	1,279
Income taxes payable	10,672	12,948
Deferred revenue	40,774	30,336

Total current liabilities	136,217	116,751
Deferred tax liabilities	29,583	29,204
Other liabilities	2,117	1,836

Total Liabilities	167,917	147,791
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock $0.01 par value, 200,000,000 shares authorized; 96,292,583 issued and 93,147,583 outstanding at December 31, 2004 and 95,011,707 issued and 92,811,707 outstanding at December 31, 2003	963	950
Additional paid-in capital	823,211	801,448
Treasury Stock, at cost, 3,145,000 and 2,200,000 shares, at December 31, 2004 and 2003, respectively	(44,308)	(26,980)
Accumulated earnings (deficit)	58,074	(22,197)
Accumulated other comprehensive income	21,437	10,367
Deferred stock based compensation	(1,621)	(1,057)

Total Stockholders’ Equity	857,756	762,531

Total Liabilities and Stockholders’ Equity	$1,025,673	$910,322

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$80,271	$72,201	$60,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,737	36,581	33,237
Tax benefit from exercise of stock options and employee stock purchase plan	3,778	3,776	4,873
Deferred income taxes	1,101	(543)	1,733
Other non-cash items	2,622	1,892	256
Changes in operating assets and liabilities, net:
Accounts receivable, net	(8,529)	(13,910)	(6,518)
Prepaid expenses and other assets	(8,221)	932	(1,635)
Accounts and taxes payable and payable to affiliates, net	2,972	1,609	(5,556)
Accrued expenses and other liabilities	(1,698)	1,071	(556)
Deferred revenue	8,669	5,945	(2,187)

NET CASH PROVIDED BY OPERATING ACTIVITIES	121,702	109,554	84,380

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(23,898)	(21,503)	(13,561)
Acquisition of business	(17,683)	(122,336)	(48,000)
Purchase and sale of marketable securities	(2,371)	—	—
Other investing activities	—	506	680

NET CASH (USED IN) INVESTING ACTIVITIES	(43,952)	(143,333)	(60,881)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	12,935	9,925	10,411
Purchase of treasury stock	(17,328)	(1,330)	(1,377)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,393)	8,595	9,034
Effect of change in exchange rates on cash and cash equivalents	2,912	3,580	2,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,269	(21,604)	34,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	131,639	153,243	118,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,908	$131,639	$153,243

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(42,924)	$(37,066)	$(33,484)
Cash received for interest	$2,464	$1,123	$2,031
The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury				Other
			Stock	Treasury	Additional	Deferred	Comprehensive	Accumulated	Total
	Number of		Number of	Stock	Paid In	Compensation	Income	Earnings	Stockholders’
	Shares	Par Value	Shares	Cost	Capital	Cost	(Loss)	(Deficit)	Equity

				(In thousands)
Balance, December 31, 2001	92,245	$922	2,000	$(24,273)	$771,084	$	$(9,935)	$(155,131)	$582,667
Exercise of stock options	1,404	14	—	—	9,799	—	—	—	9,813
Issuance of stock in connection with employee stock purchase plan	50	1	—	—	597	—	—	—	598
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,873	—	—	—	4,873
Exercise of extended stock options					117	—			117
Purchase of treasury stock	—	—	100	(1,377)	—	—	—	—	(1,377)
Other comprehensive income	—	—	—	—	—	—	5,319	—	5,319
Net income	—	—	—	—	—	—	—	60,733	60,733

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)	$786,470	$—	$(4,616)	$(94,398)	$662,743

Exercise of stock options	1,195	12	—	—	8,580	—	—	—	8,592
Issuance of stock in connection with employee stock purchase plan	118	1	—	—	1,332	—	—	—	1,333
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,776	—	—	—	3,776
Purchase of treasury stock	—	—	100	(1,330)	—	—	—	—	(1,330)
Deferred stock-based compensation	—	—	—	—	1,290	(1,290)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	233	—	—	233
Other comprehensive income	—	—	—	—	—	—	14,983	—	14,983
Net income		—	—	—	—	—	—	72,201	72,201

Balance, December 31, 2003	95,012	$950	2,200	$(26,980)	$801,448	$(1,057)	$10,367	$(22,197)	$762,531

Exercise of stock options	1,157	12	—	—	11,125	—	—	—	11,137
Issuance of stock in connection with employee stock purchase plan	124	1	—	—	1,797	—	—	—	1,798
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,778	—	—	—	3,778
Purchase of treasury stock	—	—	945	(17,328)	—	—	—	—	(17,328)
Deferred stock-based compensation	—	—	—	—	1,212	(1,212)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	648	—	—	648
Capital contributions by affiliates	—	—	—	—	3,851	—	—	—	3,851
Other comprehensive income	—	—	—	—	—	—	11,070	—	11,070
Net income		—	—	—	—	—	—	80,271	80,271

Balance, December 31, 2004	96,293	$963	3,145	$(44,308)	$823,211	$(1,621)	$21,437	$58,074	$857,756

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business
      Interactive Data Corporation (the “Company”) is a leading global provider of financial and business information to financial institutions and active traders. The Company offers its services to its customers through two business segments: Institutional Services and Active Trader Services.
      The Institutional Services segment of our business primarily targets banks, brokerage firms, mutual fund companies, insurance companies, money management firms, financial information providers, and other third-party redistribution partners by providing services that may be used in determining portfolio and individual security valuations, processing transactions, preparing account statements and other reports, addressing regulatory compliance requirements, and conducting investment research and analysis. The Institutional Services segment is composed of three businesses: FT Interactive Data, CMS BondEdge and ComStock.
      The Active Trader Services segment of our business targets active traders, which includes individual investors and professional traders, by providing real-time financial market information and related decision support tools. Active traders typically make their own investment decisions, trade frequently and earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business: eSignal.
      On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.
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

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and temporary cash investments. At December 31, 2004 and 2003, cash and cash equivalents included money market and other cash equivalents of $140,017,000 and $88,081,000, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities
      Investments consist of high-grade municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income as a component of shareholders’ equity.
      Marketable securities by security type at December 31, 2004 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value

	(In thousands)
Municipal Bonds	$2,371	—	$2,371

Fair Value of Financial Instruments
      The carrying amount of cash, cash equivalents, marketable securities, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

Revenue Recognition
      Revenue is recognized over contractual periods as services are performed. Amounts recognized as revenue for services performed are determined based upon contractually agreed upon fee schedules with the Company’s customers. The Company accounts for subscription revenue received in advance of providing services by deferring such amounts until the related services are performed.

Accounts Receivable, Concentration of Credit Risk and Uncertainties
      The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large client base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial conditions are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates.
      In addition, the Company has temporary cash investments. At December 31, 2004 approximately $140,017,000 of cash equivalents were deposited in money market accounts, commercial paper and municipal bonds, all of which have maturities of three months or less. These accounts are largely invested in US Government obligations and investment grade commercial paper, thereby limiting credit risk. At December 31, 2004, the Company believes that it had no significant concentrations of credit risk.

Income Taxes
      Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered by the Company to be permanently reinvested.

Goodwill
      Goodwill is recorded in connection with business acquisitions and represents the excess of the purchase price over the fair value of identifiable net assets at the acquisition date. In January 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“SFAS 142”). As a result of the adoption of this standard, the Company ceased recording amortization expense associated with its goodwill.
      SFAS 142 requires an impairment test for the Company’s reporting units be performed on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit to the book value of the related assets. If impairment is indicated due to the net book value being in excess of the fair value of the reporting unit, the goodwill is written down to its implied fair value.

Other Intangible Assets
      Other intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows by a third party appraiser and are amortized over straight lines, which approximate the economic consumption, for periods ranging from two to twenty five years.

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
      Capitalized software costs include costs incurred in connection with the development of software and purchased software. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs associated with internally developed software is amortized over the estimated economic life, which ranges from three to five years.

Impairment of Long-Lived Assets
      The Company reviews long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recovered over their remaining useful lives. If an impairment is indicated, the Company compares the fair value of the related asset, generally determined using a discounted cash flow methodology, to the carrying value of the asset and records an impairment charge to the extent that fair value is lower than the carrying value of the asset.

Translation of Foreign Currencies
      The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into US dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholder’s equity as other comprehensive income. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as selling, general and administrative expense or revenue depending on the nature of the transaction.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the extensive use of management’s estimates and

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated financial statement date. Actual results could differ from those estimates.

Restructuring Charges
      In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320,000 and were primarily related to employee severance. As of December 31, 2004 the remaining restructuring accrual is $348,000 and consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2005. In 2003, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,310,000 and were primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of December 31, 2004, the remaining restructuring accrual that pertains to the 2003 charges is $604,000 and consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2005. During 2004, the Company recorded restructuring charges of $1,791,000 relating primarily to employee severance costs which are included in selling, general and administrative expenses. As of December 31, 2004, the remaining restructuring accrual pertaining to the 2004 charges is $553,000. The Company expects to complete the majority of these payments by December 31, 2005.
      As of December 31, 2004, the remaining restructuring accruals are comprised of the following:

	Employee Severance	Lease Terminations	Other	Total

		(In thousands)
January 1, 2002	$—	$—	$—	$—
2002 Additions	2,297	673	350	3,320
2002 Payments/ Adjustments	(626)	—	(221)	(847)
December 31, 2002	1,671	673	129	2,473
2003 Additions	2,161	888	261	3,310
2003 Payments/ Adjustments	(1,789)	(234)	(390)	(2,413)
December 31, 2003	2,043	1,327	—	3,370
2004 Additions	1,754	37	—	1,791
2004 Payments/ Adjustments	(3,281)	(375)	—	(3,656)
December 31, 2004	$516	$989	$—	$1,505

Research and Development Costs
      Expenditures for research and development are expensed as incurred. The Company expensed approximately $3,185,000, $2,726,000 and $2,481,000 in research and development costs during the years ended December 31, 2004, 2003 and 2002, respectively, primarily related to the development of new services.

Advertising Costs
      Advertising expenditures consists of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $5,582,000, $4,786,000 and $5,216,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation
      The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related guidance, in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this method, the Company does not recognize compensation expense on stock options granted to employees when the exercise price of each option is equal to or greater than the market price of the underlying stock on the date of the grant.
      The following pro forma information presents the Company’s net income and basic and diluted net income per share for the years ended December 31, 2004, 2003 and 2002 as if compensation cost had been measured under the fair value method of SFAS No. 123, for the employee stock option and employee stock purchase plan.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income as reported	$80,271	$72,201	$60,733
Stock-based compensation included in net income, net of related tax effects	389	140	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(11,120)	(9,498)	(11,060)

Pro forma, net income	$69,540	$62,843	$49,673
Earnings per share:
Basic — as reported	$0.86	$0.78	$0.67
Basic — pro forma	$0.75	$0.68	$0.54
Diluted — as reported	$0.84	$0.76	$0.65
Diluted — pro forma	$0.73	$0.67	$0.53
      See Note 7 for further details on the fair value methodology employed and the assumptions made by the Company to determine the above pro forma effects of SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

Earnings per Share
      The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. Below is a reconciliation of the weighted average number of common shares outstanding.
      Stock options to purchase approximately 0, 1,842,000 and 2,564,000 shares of common stock were outstanding during the years ended December 31, 2004, 2003, and 2002, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Additionally, 61,000 deferred stock units were outstanding during 2004 (Note 7) and were also excluded from the calculation of diluted net

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income per share as they were antidilutive. Although these stock options and deferred stock units were antidilutive in fiscal 2004, 2003 and 2002 they may be dilutive in future years’ calculations.

	For the Twelve Months Ended
	December 31, 2004

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amount)
Net income- basic	$80,271	93,152	$0.86
Effect of dilutive securities:
Stock options	—	2,358	(.02)
Deferred stock units	—	15	—

Net income-diluted	$80,271	95,525	$0.84

	For the Twelve Months Ended
	December 31, 2003

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amount)
Net income-basic	$72,201	92,319	$0.78
Effect of dilutive securities:
Stock options	—	2,131	(.02)

Net income-diluted	$72,201	94,450	$0.76

	For the Twelve Months Ended
	December 31, 2002

		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amount)
Net income- basic	$60,733	91,159	$0.67
Effect of dilutive securities:
Stock options	—	2,571	(.02)

Net income-diluted	$60,733	93,730	$0.65

2.	New Accounting Pronouncements

Revenue Recognition
      On December 17, 2003, the SEC issued SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes a portion of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). While the wording of SAB 104 has changes to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated results of operations, financial position or cash flows.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Preexisting Relationships between Parties to a Business Combination
      In September 2004, the FASB issued EITF Issue No. 04-1 Summary No. 1, Supplement No, 2, “Accounting for Preexisting Relationships between Parties to a Business Combination,” which establishes whether a consummation of a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of the preexisting relationship exists and the accounting for the preexisting relationship. This EITF issue states that a business combination between two parties that have a preexisting relationship could be viewed as a multi-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. This EITF issue is to be applied to business combinations beginning after October 13, 2004. The Company does not expect the adoption of EITF 04-1 to have any impact on its financial position or results of operations.

Exchanges of Nonmonetary Assets
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions (“APB 29”). APB 29 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its results.

Share-Based Payment
      On December 16, 2004, FASB issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects that the adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. We are required to adopt SFAS 123(R) in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair value based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

3.	Mergers and Acquisitions
      On February 29, 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed the Merger with Interactive Data Corporation (now known as FT Interactive Data), a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business.
      The Merger was accounted for as a reverse acquisition. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pearson Longman. Accordingly, the historical financial statements of FT Interactive Data Corporation are the historical financial statements of the Company.
      Assets acquired totaled $565,373,000 and included cash, goodwill, an investment in MarketWatch.com, Inc. and intangible assets. Liabilities acquired totaled $127,079,000 and included accounts payable, accrued expenses and deferred tax liabilities.
      Intangible assets are being amortized between two and eleven years. Accrued professional costs include investment banking, accounting and legal services. As of December 31, 2000, all accrued professional costs had been paid. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2004, accrued acquisition costs remaining were $240,000. An additional $3,000,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.
      Accrued acquisition costs are comprised of the following:

	Employee	Lease
	Severance	Terminations	Other	Total

		(In thousands)
Balance, December 31, 2000	$2,835	$1,585	$335	$4,755
2001 payments/adjustments	1,245	702	145	2,092

Balance, December 31, 2001	1,590	883	190	2,663
2002 payments	1,008	883	190	2,081

Balance, December 31, 2002	582	—	—	582
2003 payments/adjustments	314	—	—	314

Balance, December 31, 2003	268	—	—	268
2004 payments/adjustments	28	—	—	28

Balance, December 31, 2004	$240	$—	$—	$240

      On January 31, 2002, the Company, through its FT Interactive Data Corporation subsidiary, acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service (“SPS”) business. The price paid in cash for the assets was $48,000,000 and was funded from the operating cash of the Company. In addition, FT Interactive Data Corporation incurred acquisition costs of $1,088,000, consisting of severance costs and legal and accounting services. As of December 31, 2004, all acquisition costs have been fully paid.
      The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired based on their fair values as determined by management with the assistance of an independent third party appraiser. The intangible asset, customer lists, is being amortized over a fourteen-year period. The Company’s financial statements include the results of operations of SPS subsequent to the acquisition date.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition was accounted for as follows (in thousands):

Assets
Customer lists	$30,100
Fixed assets	772
Goodwill	17,768
Deferred tax assets	448

$49,088

Liabilities
Accrued acquisition costs	$1,088

Total Purchase Price	$48,000
      On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc. (“McGraw-Hill”), the stock of S&P ComStock, Inc. and the assets of certain related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”). This acquisition provided the Company direct access to real-time market data from more than 350 stock exchanges and other sources worldwide. The acquisition also expanded the Company’s real-time data feed services, and provided the Company with the opportunity to market ComStock’s content and services to several thousand institutional customers worldwide. The price paid in cash for the stock and the assets was $115,972,000 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,027,000, consisting of employee severance costs and legal and accounting service fees. As of December 31, 2004, all acquisition costs have been fully paid.
      The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third party appraiser. The intangible assets are being amortized over a period ranging from two to twenty-five years. The Company’s financial statements include the results of operations of ComStock subsequent to the acquisition date.
      The acquisition was accounted for as follows (in thousands):

Assets
Accounts receivable, net	$7,700
Prepaid expenses and other current assets	877
Fixed assets	3,902
Customer lists	30,900
Service contracts	16,700
Trademarks	1,700
Computer software/technology	20,400
Goodwill	69,419

$151,598

Liabilities
Accrued liabilities	$5,161
Deferred revenue	2,257
Deferred tax liabilities, net	27,181
Accrued acquisition costs	1,027

$35,626

Total Purchase Price	$115,972

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 31, 2003, the Company acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc. for $8,375,000, consisting of payments of $7,625,000 with the balance of $750,000 to be paid at the end of 24 months if agreed upon milestones are reached, offset by cash acquired of $1,011,000. The Company funded this acquisition from its existing cash resources. The Company’s financial statements include the results of the market data feed client contracts subsequent to the acquisition date. The acquisition was accounted for as follows (in thousands):

Assets
Cash	$1,011
Accounts receivable	579
Prepaid expenses	29
Customer lists	6,960
Service contract	665

$9,244
Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$7,625

      On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a privately held leader in the real-time futures, commodities and foreign exchange markets data. This acquisition enables the Company to provide global coverage of futures and commodities data. The Company intends to integrate FutureSource into its eSignal division. The price paid in cash for the assets was $18,000,000, offset by cash acquired of $317,000 and was funded from the operating cash of the Company. The current allocation of the purchase price may be adjusted by a working capital adjustment which will be determined in the first quarter of 2005. In addition, the Company accrued acquisition costs of $2,038,000, consisting of employee severance costs, legal and accounting services, and certain lease termination costs. As of December 31, 2004, $360,000 of the acquisition costs has been paid. The Company expects the majority of the remaining costs to be paid by December 31, 2005.
      The acquisition was accounted for using the purchase method of accounting in accordance with FAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third party appraiser. The intangible assets are being amortized over a period ranging from six to nine years. The Company’s financial statements include the results of operations of FutureSource subsequent to the acquisition date.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition was accounted for as follows but may be adjusted by a working capital adjustment which will be determined in the first quarter of 2005 (in thousands):

Assets
Cash	$317
Accounts receivable	2,059
Prepaid expenses and other current assets	371
Deferred tax asset	819
Fixed assets	790
Goodwill	12,776
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,298
Liabilities
Accounts payable	$2,522
Accrued liabilities	1,682
Deferred revenue	1,792
Other liabilities	264
Accrued acquisition costs	2,038

$8,298
Total Purchase Price	$18,000

4.	Property and Equipment
      Property and equipment consisted of the following at December 31:

	Useful Life	2004	2003

		(In thousands)
Computer and communication equipment	3-5 years	$102,876	$78,709
Leasehold improvements	Life of lease	23,767	25,835
Furniture and fixtures	3-10 years	30,687	17,504
Purchased and capitalized software	3-5 years	29,203	15,035

		186,533	137,083
Less accumulated depreciation		(131,679)	(90,890)

		$54,854	$46,193

      In 2004, the Company capitalized $5,994,000 related to the development of internal use software. In 2004, amortization expense associated with the internally developed software was $2,204,000. At December 31, 2004, the remaining book value of the software developed for internal use was $9,932,000. Also, in 2002, the Company wrote off $2,800,000 of capitalized development projects in Europe, as a result of the Company’s decision to cancel these projects.
      Depreciation expense was $18,521,000, $16,807,000 and $14,500,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets
      Intangible assets consist of the following:

		December 31, 2004			December 31, 2003
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value

			(In thousands)			(In thousands)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software	7.2 years	68,386	(47,098)	21,288	62,886	(42,744)	20,142
Customer lists	11.4 years	211,460	(80,772)	130,688	208,336	(64,292)	144,044
Service Contracts	24.0 years	17,365	(1,974)	15,391	17,240	(727)	16,513
Trademarks	13.4 years	2,200	(229)	1,971	1,700	(94)	1,606

Total		$397,703	$(228,365)	$169,338	$388,454	$(206,149)	$182,305

      Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/05	$20,976
For year ending 12/31/06	$20,822
For year ending 12/31/07	$20,426
For year ending 12/31/08	$20,347
For year ending 12/31/09	$20,347
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of January 1, 2003	$381,790
Goodwill acquired during year	72,036
Purchase accounting adjustments	(4,271)
Impact of change in foreign exchange rates	12,768

Balance as of December 31, 2003	$462,323
Goodwill acquired during the year	12,776
Purchase accounting adjustments	(3,079)
Impact of change in foreign exchange rates	8,424

Balance as of December 31, 2004	$480,444

      The Company does not allocate goodwill to its operating segments due to the fact that the Company’s chief operating decision maker does not use this information in evaluating the operations for each of the Company’s segments. (See Note 13 for further discussions of the Company’s segments).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities
      Accrued expenses consist of the following at December 31:

	2004	2003

	(In thousands)
Bonus	$13,831	$10,039
Employee related costs	18,922	20,000
Commissions	3,449	1,849
Professional services	4,033	4,247
Acquisition costs (Note 3)	1,918	615
Data center costs	74	3,670
Property costs	4,563	2,667
Royalties	4,065	5,749
Sales taxes	2,942	3,062
Data and communication charges	8,569	5,085
Other	4,910	5,328

	$67,276	$62,311

7.	Stock Based Compensation

Employee Stock Purchase Plan
      In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the twelve months ended December 31, 2004, employees purchased approximately 124,000 shares at an average share price of $14.48. At December 31, 2004, 1,708,000 shares were reserved for future issuance under the 2001 ESPP.

Employee Stock Option Plan
      In 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Compensation Committee of the Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. Except with regard to eligible directors, the exercise price of options granted to eligible participants under the 2000 Plan is determined at the discretion of the Compensation Committee. The board of directors determines the exercise price of options granted to eligible directors. The exercise price for all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four year period.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

		Weighted
		Average
	Options	Exercise Price

	(In thousands)
Outstanding, December 31, 2002	8,619	$10.43
Granted	2,107	16.40
Exercised	(1,195)	7.20
Canceled	(173)	12.36

Outstanding, December 31, 2003	9,358	$12.15

Granted	1,937	17.48
Exercised	(1,157)	9.59
Canceled	(306)	13.32

Outstanding, December 31, 2004	9,832	$13.46

Exercisable, December 31, 2004	5,321	$11.41

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.
      Range of option exercise prices:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

	(In thousands)		(In thousands)
$2.88 to $4.31 (Avg. life: 4.30 years)	64	$3.28	64	$3.28
$4.41 to $6.53 (Avg. life: 4.50 years)	287	4.96	287	4.96
$7.69 to $10.66 (Avg. life: 6.30 years)	3,398	8.72	2,854	8.70
$12.50 to $18.71 (Avg. life: 8.40 years)	6,083	16.62	2,116	16.18

	9,832		5,321

      As discussed in Note 1, the Company applies APB No. 25 in accounting for stock based employee compensation and, accordingly, no compensation cost has been recognized for its employee stock option plans or employee stock purchase plan in the consolidated financial statements.
      The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Risk free interest rate	3.45%	2.00%	3.87%
Expected life (in years)	4.00	4.00	4.00
Volatility	32%	61%	77%
Expected dividend yield	0%	0%	0%
Weighted average fair value	$7.50	$8.09	$9.52

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of stock issued under the 2001 ESPP and included in the above pro-forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Risk free interest rate	1.03%	1.20%	1.78%
Expected life (in years)	0.49	0.50	0.47
Volatility	20%	25%	39%
Expected dividend yield	0%	0%	0%
Weighted average fair value	$3.24	$2.64	$3.75

Deferred Stock Compensation
      The Company has awarded deferred stock compensation to certain executives and members of the Board of Directors under the 2000 Plan. In 2003, the Company awarded 76,000 deferred stock units to certain executives. In 2004, the Company awarded 69,000 deferred stock units to certain executives and members of the Board of Directors. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $2,502,000, which is included in stockholders’ equity and will be amortized over the three-year vesting period. In 2003 and 2004, the Company recorded expense associated with these grants of $233,000 and $648,000, respectively. The remaining unamortized deferred compensation cost at December 31, 2004 is $1,621,000.

8.	Stockholders’ Equity
      In addition to the Company’s common stock, the Company may issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Board of Directors, without any further action by the stockholders of the Company. At December 31, 2004, no such stock has been issued.
      In August 2002, the Company’s Board of Directors authorized a stock repurchase program of up to 1,000,000 of the Company’s outstanding shares of common stock. During 2004, the Company repurchased 800,000 shares of outstanding common stock and completed the buyback under this program. In the third quarter of 2004, the Company’s Board of Directors authorized a new stock repurchase program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. As of December 31, 2004, the Company repurchased 145,000 shares of outstanding common stock under this new program and repurchased a total of 945,000 shares of outstanding common stock in 2004.

9.	Commitments and Contingencies
      The Company has obligations under non-cancelable operating leases for real estate, equipment and distribution agreements for satellite and cable space and FM radio channels. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future operating lease commitments and obligations, as of December 31, 2004, are summarized in the chart below.

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years

	(In thousands)
Operating Lease Obligations	$67,702	$13,116	$19,228	$16,829	$18,529
Total	$67,702	$13,116	$19,228	$16,829	$18,529
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
      Rental expense was $13,872,000, $14,251,000 and $10,491,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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

10.	Income Taxes
      The components of income before income taxes are as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Domestic	$100,558	$98,085	$83,035
Foreign	27,833	18,364	17,186

Total	$128,391	$116,449	$100,221

      Income tax expense (benefit) consists of the following for the years ended December 31:

	2004	2003	2002

	(In thousands)
Current:
Federal	$30,114	$31,653	$25,142
State	8,863	9,194	7,600
Foreign	10,054	5,763	4,426

	49,031	46,610	37,168

Deferred:
Federal	766	(1,803)	1,317
State	(1)	(334)	336
Foreign	(1,676)	(225)	667

	(911)	(2,362)	2,320

	$48,120	$44,248	$39,488

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
      Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered by the Company to be permanently reinvested. The components of the Company’s deferred income tax assets (liabilities) recognized in the financial statements are as follows at December 31:

Asset/ (Liability)	2004	2003

	(In thousands)
Current deferred tax:
Accrued expenses	$6,199	$3,930
Depreciation	(2,698)	(1,751)
Other	63	1,033
Accounts receivable allowance	2,274	1,428

	5,838	4,640
Long term deferred tax:
Deferred compensation	1,374	504
Other intangible assets	(6,551)	(6,371)
Non compete agreements	17,618	20,007
Net operating loss carryforwards	3,584	4,560
Customer lists	(39,376)	(45,611)
Sale of business	6,619	6,619
Software development cost	(4,147)	—
Asset impairment	560	—

	(20,319)	(20,292)
Valuation allowance	(9,264)	(8,912)

	(29,583)	(29,204)

Total	$(23,745)	$(24,564)

      The long-term deferred tax asset of $6,619,000 was recorded concurrently with the sale of MarketWatch.com, Inc. to Pearson in 2000, which will ultimately result in a capital loss when sold by Pearson to an unrelated party. The realization of this tax asset is not within the control of the Company and as such a full valuation allowance has been provided against this asset.
      The Company has $1,499,000 of federal net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation that will expire in 2007. Internal Revenue Service (“IRS”) regulations and certain state regulations limit the usage of the net operating loss carryforwards. The Company believes that based upon the forecasted future taxable income, these net operating loss carryforwards will be fully utilized. In addition, the Company has $2,085,000 of state net operating loss carryforwards, that will expire in 2007, against which the Company has provided a full valuation allowance since the utilization of the carryforward is dependent upon state tax limitations.
      The increase in the valuation allowance of $352,000 is primarily attributable to the additional reserve on the impairment of an investment that will result in a future capital loss when sold. The valuation allowance was established due to the uncertainty of the timing of recognizing the capital loss for tax purposes in future tax periods.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended
	December 31,

	2004	2003	2002

Statutory US federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.5	4.9	5.1
Foreign income taxed at different statutory rates	(2.7)	(2.0)	(.9)
Other, net	0.7	0.1	0.2

Effective tax rate	37.5%	38.0%	39.4%

      The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $49,000,000 of accumulated unremitted earnings, which are expected to remain invested indefinitely.

11.	Retirement Plans

Pearson, Inc. Savings and Investment Plan
      The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation, which is subject to a 50% employer match. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) Plan are determined as a percentage of covered salary and amounted to $4,373,000, $3,307,000 and $2,774,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation and for the year ended December 31, 2002, the Company recorded an expense of $1,100,000 for this benefit. The Company made this contribution in the second quarter of 2003. In 2003, the Company recorded an expense of $1,322,000 for this benefit and the contribution was made in February 2004. In 2004, the Company recorded an expense of $1,382,000 for this benefit and the contribution will be made in March 2005.

Pearson, Inc. Pension Plan
      Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees and the Pension Plan also includes certain of the Company’s US employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with this Pension Plan. There was no gain or loss recorded as a result of the curtailment. In 2002, the valuation date for the Pension Plan was changed from September to December. There was no material impact to the financial results of the Company as a result of this change.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Presented below is certain financial information relating to the Company’s participation in the Pension Plan:
      Obligations and Funded Status:

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,361	$8,502
Service cost	—	—
Interest cost	518	543
Amendments	—	32
Actuarial loss	1	653
Benefits paid	(565)	(369)

Benefit obligation at end of year	$9,315	$9,361
Change in plan assets:
Fair value of plan assets at beginning of year	$5,625	$4,111
Actual return on plan assets	658	980
Employer contribution	1,070	902
Benefits paid	(565)	(368)

Fair value of plan assets at end of period	$6,788	$5,625

Reconciliation of funded status:
Benefit obligation at end of year	$9,315	$9,361
Fair value of plan assets at end of period	6,788	5,625
Funded status at end of period	2,527	3,736
Unrecognized prior service (benefit)	(31)	(33)
Unrecognized net actuarial gain	(2,263)	(2,695)

Net amount recognized	$233	$1,008
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	2,527	3,736
Intangible assets	(31)	(33)
Accumulated other comprehensive loss	(2,263)	(2,695)

Net amount recognized	$233	$1,008

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31,

	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$137
Interest cost	518	543	446
Expected return on plan assets	(481)	(340)	(282)
Amortization of prior service costs	2	3	(1)
Recognized actuarial loss	121	147	—

Net periodic benefit cost	$160	$353	$300
      The accumulated benefit obligation for all defined benefit pension plans was $9,315,000, $9,361,000 and $8,500,000 at December 31, 2004, 2003 and 2002, respectively.
      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Projected benefit obligation	$9,315	$9,361
Accumulated benefit obligation	9,315	9,361
Fair value of plan assets	6,788	5,625
Additional Information:

	Year Ended
	December 31,

	2004	2003	2002

	(In thousands)
Increase/(decrease) in minimum liability included in other comprehensive income	$391	$—	$(2,695)
      Weighted average assumptions used to determine benefit obligations at December 31:

	Year Ended
	December 31,

	2004	2003

Discount rate	5.85%	6.10%
Rate of compensation increase	4.50%	4.50%
      Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	Year Ended
	December 31,

	2004	2003

Discount rate	6.10%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%
      The Company’s expected long-term rate of return on plan assets is reviewed annually, taking into consideration our asset allocation, historical returns on the types of assets held and the current economic environment.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan Assets:
      The desired investment objective is a long-term nominal rate of return on assets. The target rate of return for the Plan has been based on an analysis of historical returns supplemented with an economic and structural review for each asset class. Investments will be diversified within asset classes with the intent to minimize the risk of large losses to the Plan. The portfolio may be composed of mutual funds, hedge funds, private equity funds and other asset classes.
      The Company’s pension plan weighted-average asset allocation at December 31, 2004 and 2003 by asset category are as follows:

	Year Ended
	December 31,

	2004	2003

Equity securities	63%	62%
Debt securities	37%	38%

Total	100%	100%

      It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.
      The expected cash flows from the Pension Plan for the years 2005 through 2014 is as follows:

Year	Total

(In thousands)
2005	$807
2006	794
2007	922
2008	909
2009	587
2010 through 2014	3,101
      The expected contribution to the Pension Plan in 2005 is $986,000.

Foreign Pension Plans
      Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The pension expense incurred by the Company related to these plans for the years ended December 31, 2004, 2003 and 2002 was $2,590,000, $3,281,000 and $2,242,000, respectively.

12.	Related Party Transactions
      The Company is a party to a management services agreement with Pearson that became effective as of February 29, 2000. Pearson, through a subsidiary, owns approximately 60% of the Company’s issued and outstanding common stock. This agreement governs the provision of services by either company (and each company’s subsidiaries) to the other and renews annually.
      Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson afford the Company administrative convenience and the Company believes the terms of such services are more favorable to the Company than if the Company

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel, employee health benefit plans and insurance plans in the United States and United Kingdom, use of a back up disaster recovery site, and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain of our subsidiaries, primarily in the United Kingdom. The services provided by the Company to Pearson include the provision of financial data. A majority of the charges for services to and from Pearson and its affiliates are at cost. Prior to entering into any service arrangement with Pearson, the Company assesses whether it would be more advantageous to obtain such services from a third party. The independent committee of our board of directors, which currently consists of four directors, none of whom are employees of Pearson, approved the management services agreement on the Company’s behalf. There was no material effect on the Company’s financial condition or results of operations as a result of entering into the agreement. If Pearson’s services were to be terminated, the Company would be required to seek equivalent services in the open market at potentially increased costs. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on the Company’s behalf. The independent committee approves any such modifications. From time to time, the Company assesses the ongoing relationships between the Company and Pearson, and if the Company determines that it would be more advantageous to secure any such services outside of Pearson, the Company pursues doing so.
      In addition, in the ordinary course of business, the Company is involved in transactions with certain businesses that are owned by or affiliated with Pearson. Certain of the Company’s businesses license market data and related services at commercial rates to certain businesses owned by or affiliated with Pearson and also acquire a range of services related to specific financial market indices from certain businesses owned by or affiliated with Pearson. The Company believes that the terms and conditions of these transactions are fair and reasonable. Certain of the Company’s businesses purchase advertising at discounted rates and other promotional services from certain businesses owned by or affiliated with Pearson.
      In 2001, the Company entered into a trademark license agreement with Pearson’s Financial Times Group authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in its business. The license grants the Company the right to use the FT and Financial Times brands for a five-year period for one UK pound sterling with an automatic renewal thereafter, unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The independent committee of our board of directors approved this agreement on the Company’s behalf.
      Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2004, 2003 and 2002, we recorded revenue of $2,563,000, $2,711,000 and $2,238,000, respectively, for services provided to Pearson. For the years ended December 31, 2004, 2003 and 2002, the Company recorded expense of $3,658,000, $3,115,000 and $2,902,000, respectively, for these services received from Pearson.
      In the third quarter of 2004, the Company recorded a capital contribution from Pearson of $1,962,000 for an adjustment to a liability attributed to a former affiliate of Pearson that was sold in 1999, prior to the Merger. This adjustment had no impact on the Company’s net income or on Pearson’s ownership percentage of the Company’s issued and outstanding common stock. In the fourth quarter of 2004, the Company recorded a capital contribution from Pearson of $1,889,000, which represented the final settlement of certain employee benefit matters for which ultimate payment was not required.

13.	Segment Information
      The Company operates in two reportable segments by providing financial and business information to Institutional and Active Trader investors worldwide. The Company evaluates its segments on the basis of service revenue and operating income (loss) from operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment financial information is as follows:

	2004	%	2003	%	2002	%

			(In thousands)
Service revenue:
Institutional Services	$429,462	89%	$397,412	90%	$330,995	88%
Active Trader Services	55,103	11%	45,278	10%	44,020	12%

Total	$484,565	100%	$442,690	100%	$375,015	100%

Income (loss) from operations:
Institutional Services	$163,429	130%	$145,889	126%	$127,967	130%
Active Trader Services	10,472	8%	6,489	6%	3,356	3%
Corporate and unallocated(1)	(48,032)	(38)%	(37,029)	(32)%	(33,091)	(33%)

Total	$125,869	100%	$115,349	100%	$98,232	100%

Identifiable assets:
Institutional Services	$762,309	74%	$676,346	74%
Active Trader Services	14,792	1%	11,640	1%
Corporate and unallocated	248,572	25%	222,336	25%

Total	$1,025,673	100%	$910,322	100%

(1)	Corporate and unallocated loss from operations for the periods ended December 31 primarily consists of intangible asset amortization and corporate, general and administrative expenses.
      The Company’s geographic distribution is as follows:

	2004	2003	2002

	(In thousands)
Service revenue:
United States	$382,392	$344,869	$300,627
United Kingdom	60,246	62,783	51,273
All other European Countries and Canada	35,229	28,871	18,141
Asia	6,698	6,167	4,974

Total	$484,565	$442,690	$375,015

Long-lived assets:
United States	$568,435	$564,631
United Kingdom	134,363	124,275
Asia	2,654	2,579

Total	$705,452	$691,485

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)
      The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2004. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2004

Service revenue	$117,630	$118,875	$122,884	$125,176	$484,565
Total costs and expenses	88,276	88,543	89,260	92,617	358,696
Income from operations	29,354	30,332	33,624	32,559	125,869
Other income, net	380	552	622	968	2,522
Income tax expense	11,373	11,814	12,482	12,451	48,120
Net income	18,361	19,070	21,764	21,076	80,271
Net income per share Basic	$0.20	$0.20	$0.23	$0.23	$0.86
Net income per share Diluted	$0.19	$0.20	$0.23	$0.22	$0.84

	Quarters Ended				Year Ended
					December 31,
	March 31,	June 30,	September 30,	December 31,	2003

Service revenue	$99,477	$111,460	$111,334	$120,419	$442,690
Total costs and expenses	70,329	82,824	82,253	91,935	327,341
Income from operations	29,148	28,636	29,081	28,484	115,349
Other income, net	510	208	193	189	1,100
Income tax expense	11,418	11,105	11,271	10,454	44,248
Net income	18,240	17,739	18,003	18,219	72,201
Net income per share Basic	$0.20	$0.19	$0.19	$0.20	$0.78
Net income per share Diluted	$0.19	$0.19	$0.19	$0.19	$0.76

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
For the Years Ended December 31, 2004, 2003, and 2002
Schedule II Valuation and Qualifying Accounts

	Balance at		Charged to			Balance
	Beginning		Other			at End of
Description	of Period	Additions	Accounts		Write Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2004	$6,467	$7,257	$(783	)(A)	$5,685	$7,256
Year Ended December 31, 2003	4,950	3,936	294	(A)	2,713	6,467
Year Ended December 31, 2002	5,739	9,257	261	(A)	10,307	4,950
      (A) Currency translation adjustments for foreign entities and purchase accounting adjustment associated with an acquisition.

	Balance at			Charged to		Balance
	Beginning			Other		at End of
Description	of Period		Additions	Accounts	Write Offs	Period

			(In thousands)
Valuation Allowance
Year Ended December 31, 2004	$8,912		$560	—	$208	$9,264
Year Ended December 31, 2003	10,484		—	—	1,572	8,912
Year Ended December 31, 2002	11,681	(B)	157	—	1,354	10,484
      (B) Includes $5,204,000 of valuation allowance against deferred tax asset on state net operating losses.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
      Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 11.	Executive Compensation
      That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the SEC and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.
Equity Compensation Plan Information
      The following provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2004:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved by Securityholders(1)	9,832,055	$13.46	8,797,462	(2)
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	9,832,055	$13.46	8,797,462	(2)

(1)	These plans consist of our 2000 Long Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, and our UK Savings Related Share Option Plan.

(2)	Represents shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and the UK Savings Related Share Option and shares available for future issuance under our 2000 Long Term Incentive Plan. The number of shares available under our 2000 Long Term Incentive Plan is adjusted from time to time. Under such plan, the compensation committee of board of directors can grant stock based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant.

Item 13.	Certain Relationships and Related Transactions
      That portion of our definitive Proxy Statement appearing under the caption “Related Party Transactions” and “Employment Agreements, Termination of Employment and Change in Control Arrangements” to be filed with the SEC and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a).	The following documents are filed as part of this annual report:

1. Financial Statements

The financial statements and report of an independent registered public accounting firm required by this item are included in Part II, Item 8.

2. Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b).	Exhibits*

The exhibits to this Form 10-K are listed below.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)

2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)

2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)

2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)

3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

3.2	Bylaws of Interactive Data Corporation, as amended. (Exhibit 3.2 to registrant’s Form 8-A filed on June 15, 1992.)

10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992.)

10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.3 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**

Exhibit
Number	Description of Exhibits

10.5	2004 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)**

10.6	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Employee Directors. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

10.7	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Executives.**

10.8	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives.**

10.9	Forms of 2003 and 2004 Deferred Stock Unit Grant for Executive Officers and Non-Employee Directors. (Exhibit 10.21 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**

10.10	Form of Deferred Stock Unit Grant for Non-Employee Director. (Exhibit 99.3 to registrant’s Current Report on Form 8-K filed on February 28, 2005.) **

10.11	Interactive Data Corporation Compensation Plan for Non-Employee Directors (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed February 28, 2005.)

10.12	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.13	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31,2000.)**

10.14	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.15	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.16	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.17	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.18	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.19	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

10.20	Amendment No. 2 to Management Services Agreement, dated September 16, 2004.

10.21	Amendment No. 3 to Management Services Agreement dated September 16, 2004.

10.22	Amendment No. 4 to Management Services Agreement dated September 16, 2004.

10.23	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.24	The Pearson 1988 Executive Share Option Plan. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.25	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.26	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

Exhibit
Number	Description of Exhibits

10.27	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.28	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.29	Pearson, Inc. Supplemental Executive Retirement Plan. (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.30	Interactive Data Corporation 2004 Executive Management Bonus Plan (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed March 14, 2005.)**

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished)

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

**	Management contract or compensation plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Data Corporation

By:	/s/ Stuart J. Clark

Stuart J. Clark
Chief Executive Officer
March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 16, 2005.

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