Form 10-Q
period 2005-03-31
INTERACTIVE DATA CORP/MA/
filed 2005-05-10
CIK 888165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of April 29, 2005 was 93,240,367.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three Months Ended March 31, 2005 and 2004
Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EX-10.31 Pearson plc Long-Term Incentive Plan
EX-10.32 Pearson Inc. Pension Plan
EX-10.33 Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002
EX-10.34 Amendment to Pearson Inc. Pension Plan dated May 30, 2002
EX-10.35 Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003
EX-10.36 Pearson plc Pension Plan
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
SERVICE REVENUE	$139,652	$117,630
COSTS AND EXPENSES
Cost of services	41,828	38,905
Selling, general and administrative	51,663	39,469
Depreciation	4,559	4,380
Amortization	5,444	5,522

Total costs and expenses	103,494	88,276

INCOME FROM OPERATIONS	36,158	29,354
Other income, net	1,014	380

INCOME BEFORE INCOME TAXES	37,172	29,734
Income tax expense	13,499	11,373

NET INCOME	23,673	18,361
Foreign currency translation adjustment	(2,950)	3,141

Comprehensive Income	$20,723	$21,502

NET INCOME PER SHARE
Basic	$0.25	$0.20
Diluted	$0.25	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,238	93,061
Diluted	96,106	95,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$109,245	$207,908
Marketable securities	116,820	2,371
Accounts receivable, net of allowance for doubtful accounts of $7,889 and $7,256 at March 31, 2005 and December 31, 2004, respectively	97,203	88,295
Interest receivable	2,342	—
Prepaid expenses and other current assets	9,119	15,809
Deferred income taxes	8,475	5,838

Total current assets	343,204	320,221

Property and equipment, net	52,975	54,854
Goodwill	474,483	480,444
Intangible assets, net	163,890	169,338
Other assets	890	816

Total Assets	$1,035,442	$1,025,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$12,277	$15,943
Payable to affiliates	2,090	1,552
Accrued liabilities	57,067	67,276
Income taxes payable	20,348	10,672
Deferred revenue	33,767	40,774

Total current liabilities	125,549	136,217
Deferred tax liabilities	31,633	29,583
Other liabilities	2,256	2,117

Total Liabilities	159,438	167,917

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 96,686,740 issued and 93,152,140 outstanding at March 31, 2005, and 96,292,583 issued and 93,147,583 outstanding at December 31, 2004	967	963
Additional paid-in capital	829,140	823,211
Treasury stock, at cost, 3,534,600 shares at March 31, 2005 and 3,145,000 at December 31, 2004	(52,597)	(44,308)
Deferred stock-based compensation	(1,740)	(1,621)
Accumulated other comprehensive income	18,487	21,437
Accumulated earnings	81,747	58,074

Total Stockholders’ Equity	876,004	857,756

Total Liabilities and Stockholders’ Equity	$1,035,442	$1,025,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock			Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2004 (Audited)	96,293	$963	$823,211	3,145	$(44,308)
Exercise of stock options	335	3	3,375	—	—
Issuance of stock in connection with employee stock purchase plan	59	1	896	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,221	—	—
Deferred stock-based compensation	—	—	437	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Purchase of treasury stock	—	—	—	390	(8,289)
Other comprehensive loss	—	—	—	—	—
Net income	—	—	—	—	—

Balance, March, 31, 2005	96,687	$967	$829,140	3,535	$(52,597)

		Accumulated
	Deferred	Other		Total
	Compensation	Comprehensive	Accumulated	Stockholders’
	Costs	Income (Loss)	Earnings	Equity
Balance, December 31, 2004 (Audited)	$(1,621)	$21,437	$58,074	$857,756
Exercise of stock options	—	—	—	3,378
Issuance of stock in connection with employee stock purchase plan	—	—	—	897
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	1,221
Deferred stock-based compensation	(437)	—	—	—
Amortization of deferred stock-based compensation	318	—	—	318
Purchase of treasury stock	—	—	—	(8,289)
Other comprehensive loss	—	(2,950)	—	(2,950)
Net income	—	—	23,673	23,673

Balance, March 31, 2005	$(1,740)	$18,487	$81,747	$876,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows provided by operating activities:
Net income	$23,673	$18,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,003	9,902
Tax benefit from exercise of stock options and employee stock purchase plan	1,221	1,289
Deferred income taxes	(649)	—
Other non-cash items	251	112
Changes in operating assets and liabilities, net	(10,800)	2,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,699	32,159
Cash flows used in investing activities:
Purchase of fixed assets	(2,794)	(6,297)
Acquisition of business	(112)	—
Purchase of marketable securities	(114,449)	—

NET CASH USED IN INVESTING ACTIVITIES	(117,355)	(6,297)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,275	3,951
Purchase of treasury stock	(8,289)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,014)	3,951
Effect of change in exchange rates on cash and cash equivalents	(993)	298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,663)	30,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,908	131,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,245	$161,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.

     On February 29, 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson.

     The Company’s common stock commenced trading on the New York Stock Exchange under the trading symbol “IDC” on December 10, 2002. Prior to December 10, 2002, the Company’s common stock traded on the Nasdaq National Market under the trading symbol “IDCO”.

2. Marketable Securities

     Investments consist of municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income as a component of shareholders’ equity.

     Marketable securities by security type at December 31, 2004 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)
Municipal Bonds	$2,371	—	$2,371

     Marketable securities by security type at March 31, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)
Municipal Bonds	$116,886	($66)	$116,820

     3. Acquisitions

     On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a privately held provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company is currently integrating FutureSource into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000 which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005, relating to an adjustment to working capital to reflect a refund of an acquired FutureSource customer overpayment. The cash paid was offset by cash acquired of $317,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $1,801,000, consisting of employee severance costs, legal and accounting services, and certain lease termination costs. As of March 31, 2005, $500,000 of the acquisition costs have been paid. The Company expects the majority of the remaining costs to be paid by December 31, 2005.

     The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations.” The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over a period ranging from six to nine years. The Company’s financial statements include the results of operations of FutureSource subsequent to the acquisition date.

     The acquisition was accounted for as follows (in thousands):

Assets
Cash	$317
Accounts receivable	2,406
Prepaid expenses and other current assets	371
Deferred tax assets	819
Fixed assets	790
Goodwill	12,424
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,293

Liabilities
Accounts payable	$2,522
Accrued liabilities	1,682
Deferred revenue	1,792
Other liabilities	149
Accrued acquisition costs	1,801

$7,946

Total Purchase Price	$18,347

     4. Restructuring Charges

     In 2002, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,320,000 and were primarily related to employee severance and lease termination costs. As of March 31, 2005, the remaining restructuring accrual pertaining to the 2002 charges is $324,000 and consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2005. In 2003, the Company recorded restructuring charges in the UK and US of $3,310,000 primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland. As of March 31, 2005, the remaining restructuring accrual pertaining to the 2003 charges is $548,000 and consists of lease termination costs. The Company expects to complete the majority of these payments by December 31, 2005. During 2004, the Company recorded restructuring charges of $1,791,000 relating primarily to employee severance costs. As of March 31, 2005, the remaining restructuring accrual pertaining to the 2004 charges is $292,000. The Company expects to complete the majority of these payments by December 31, 2005. During the first quarter of 2005, the Company recorded restructuring charges of $169,000 relating primarily to employee severance costs, the majority of which are included in cost of services. As of March 31, 2005, the remaining restructuring accrual pertaining to the 2005 charges was $140,000. The Company expects to complete the majority of these payments by December 31, 2005.

     As of March 31, 2005, the remaining restructuring accruals are composed of the following:

	Employee Severance	Lease Terminations	Total
		(in thousands)
December 31, 2003	$2,043	$1,327	$3,370
2004 Additions	1,754	37	1,791
2004 Payments/Adjustments	(3,281)	(375)	(3,656)
December 31, 2004	$516	$989	$1,505
2005 Additions	169	—	169
2005 Payments/Adjustments	(334)	(36)	(370)
March 31, 2005	$351	$953	$1,304

     5. Stock Based Compensation

     Employee Stock Purchase Plan

     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the quarter ended March 31, 2005, employees purchased 59,012 shares at a share price of $15.20. At March 31, 2005, 1,649,690 shares were reserved for future issuance under the 2001 ESPP.

     Employee Stock Option Plan

     In 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Company can grant stock-based awards representing up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as to persons who provide consulting or other services to the Company. Except with regard to eligible directors, the exercise price of options granted to eligible participants under the 2000 Plan is determined at the discretion of the compensation committee. The board of directors determines the exercise price of options granted to eligible directors. The exercise price for substantially all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four-year period. In some cases, vesting accelerates upon a change in control or other defined events.

     As of March 31, 2005, there are outstanding options to acquire 9,439,390 shares of the Company’s common stock under the 2000 Plan, with a weighted average exercise price of $13.58 per share. Of these, options to acquire 5,413,733 shares are currently exercisable and have a weighted average exercise price of $11.69 per share.

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

     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2005 and 2004 as if compensation cost had been measured under the fair value method of SFAS No. 123 for the 2000 Plan and 2001 ESPP:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per
	share data)
Net income, as reported	$23,673	$18,361
Stock-based compensation included in net income, net of related tax effects	191	65
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,668)	(2,585)

Pro forma, net income	$21,196	$15,841

Earnings per share
Basic — as reported	$0.25	$0.20
Basic — pro forma	$0.23	$0.17
Diluted — as reported	$0.25	$0.19

Diluted — pro forma	$0.22	$0.17

     The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
Risk free interest rate	3.77%	2.66%
Expected life (in years)	4.00	4.00
Volatility	32%	61%
Expected dividend yield	0%	0%
Weighted average fair value	$6.36	$8.51

     The fair value of stock issued under the 2001 ESPP and included in the above pro forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions.

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
Risk free interest rate	1.76%	1.04%
Expected life (in years)	.50	.49
Volatility	20%	20%
Expected dividend yield	0%	0%
Weighted average fair value	$3.34	$3.13

     Deferred Stock Compensation

     The Company has awarded deferred stock compensation to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 170,398 deferred stock units of the Company’s common stock have been granted to date. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $2,939,000 which is included in stockholders’ equity and will be amortized over the three-year vesting period. As of March 31, 2005, $1,199,000 has been expensed. The remaining unamortized deferred compensation cost at March 31, 2005 is $1,740,000.

     6. Segment Information

     The Company operates in two reportable segments by providing financial and business information to institutional and active trader investors worldwide. The Company evaluates its segments on the basis of service revenue and income (loss) from operations. For comparative purposes we have provided the information for the three months ended March 31, 2005 and 2004.

     Segment financial information is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Service revenue:
Institutional Services	$121,711	$106,511
Active Trader Services	17,941	11,119

Total	$139,652	$117,630

Income (loss) from operations:
Institutional Services	$45,185	$39,797
Active Trader Services	4,381	1,473
Corporate and unallocated (1)	(13,408)	(11,916)

Total	$36,158	$29,354

	As of	As of
	March 31,	December 31,
	2005	2004
Identifiable assets by geographic area:
United States	$818,704	$810,002
Europe	203,674	205,631
Asia	13,064	10,040

Total	$1,035,442	$1,025,673

(1) Corporate and unallocated loss from operations for the periods ended March 31 primarily consists of intangible asset amortization and corporate operating expenses.

7. Earnings Per Share

     The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Below is a reconciliation of the weighted average number of common shares outstanding.

     Stock options to purchase 0 and 87,500 shares of common stock were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, 8,400 deferred stock units were outstanding for the three months ended March 31, 2004 and were also excluded from the calculation of diluted net income per share as they were antidilutive.

	For the Three Months Ended
	March 31, 2005
		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$23,673	93,238	$0.25
Effect of dilutive securities:
Stock options	—	2,814	—
Deferred stock units	—	54	—

Net income-diluted	$23,673	96,106	$0.25

	For the Three Months Ended
	March 31, 2004
		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$18,361	93,061	$0.20
Effect of dilutive securities:
Stock options	—	2,316	(0.01)
Deferred stock units	—	1	—

Net income-diluted	$18,361	95,378	$0.19

8. Commitments and Contingencies

     The Company is involved in ordinary, routine litigation from time to time in the ordinary course of business, with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

     There have been no material changes to the Company’s commitments since December 31, 2004.

9. Income Taxes

     For the first quarter of 2005 our effective tax rate was 36.3% as compared to 38.25% for the first quarter of 2004. The annual effective tax rate for the first quarter of 2005 was 38.1%, which was adjusted for a discrete tax benefit of $648,000 related to the utilization of capital losses and reduction of a valuation allowance.

     We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

     The American Jobs Creation Act of 2004 (the “Act”), became law on October 22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact us and our accounting for income taxes in 2005. We are in the process of evaluating the effect that the Act may have on our financial position, operating results and cash flows in the future.

     The currently proposed UK Finance Bill (“FB 2005”), if enacted, will have a negative impact on our 2005 worldwide effective tax rate because it may limit some of our tax benefits generated in the UK. Since FB 2005 has not been enacted and is not expected to be enacted until the third or fourth quarter of 2005, our first quarter effective tax rate has been calculated assuming we will receive the current tax benefits for all of 2005.

10. Intangible Assets

     Intangible assets consist of the following:

		March 31, 2005			December 31, 2004
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
	(in thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.2 years	68,386	(48,156)	20,230	68,386	(47,098)	21,288
Customer lists	11.4 years	211,456	(84,937)	126,519	211,460	(80,772)	130,688
Service contracts	24.0 years	17,365	(2,148)	15,217	17,365	(1,974)	15,391
Trademarks	13.4 years	2,200	(276)	1,924	2,200	(229)	1,971

Total		$397,699	$(233,809)	$163,890	$397,703	$(228,365)	$169,338

     Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/05	$20,976
For year ending 12/31/06	$20,822
For year ending 12/31/07	$20,426
For year ending 12/31/08	$20,347
For year ending 12/31/09	$20,347

11. Retirement Plans

     Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s US employees. The Plan also includes certain of the Company’s US employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under Internal Revenue Service regulations. In 2001, the Company froze the benefits associated with the Plan. There was no gain or loss recorded as a result of the curtailment. In 2002, the valuation date for the Plan was changed from September to December. There was no material impact to the financial results of the Company as a result of this change.

     The components of net periodic benefit cost were as follows:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Service cost	$—	$—
Interest cost	132	140
Expected return on plan assets	(149)	(144)
Amortization of unrecognized prior service cost	1	—
Amortization of unrecognized loss	28	33

Net periodic benefit cost	$12	$29

     In 2005, the Company expects to contribute $1,470,000 to fund its obligations under the Plan. As of March 31, 2005, the Company has contributed $170,000 to fund its 2005 obligations under the Plan.

12. Capital Stock

     In September 2004, the Company’s board of directors authorized the repurchase of up to 1,000,000 outstanding shares of the Company’s common stock. In the first quarter of 2005, the Company repurchased 389,600 shares of outstanding common stock. As of March 31, 2005, the maximum number of shares remaining that can be repurchased under this program was 465,400. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company used cash on hand to fund repurchases under the program. The Company is not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at the Company’s discretion.

13. New Accounting Pronouncements

  Share-Based Payment

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows.” SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123(R) in the first quarter of 2006 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects that adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. (See Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair value based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements included herein in Item 1.

Overview

     We are a leading global provider of financial and business information to financial institutions and active traders. Across each of our businesses, many of our services are provided on a flat fee subscription basis; others are provided on a usage basis, and some are a combination of a flat minimum fee with additional amounts charged for usage above an established level. We have historically achieved high customer retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies utilize our services in support of their trading, analysis, portfolio management, and valuation activities. At the core of our business are our customer relationships, business alliances, broad databases, extensive product and technical know-how and technology infrastructure resources. We also continue to evaluate potential strategic acquisitions. We offer our services through four businesses, three within the Institutional Services segment, and one within the Active Trader Services segment:

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

Active Trader Services

     In the Active Trader Services segment we have one business, which was recently supplemented by the acquisition of the assets of FutureSource, LLC and its subsidiaries, or FutureSource®:

•	eSignal® provides active traders with real-time financial market information and decision support tools to assist in their analysis of securities traded on all major markets in the US as well as a number of international markets.

     On September 1, 2004, we acquired the assets of FutureSource, a privately held provider of real-time futures and commodities data. This acquisition enables us to provide global coverage of real-time futures and commodities data. The price paid in cash for the assets was $18,347,000, offset by cash acquired of $317,000. This purchase price was adjusted upward by $347,000 in the first quarter of 2005 relating to a refund of an acquired FutureSource customer overpayment. We are in the process of integrating FutureSource assets into our eSignal business. We funded this acquisition from existing cash resources.

Development of Business

     Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation (now known as FT Interactive Data), referred to as the Merger. This Merger brought together the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included eSignal and CMS BondEdge, with the businesses of Interactive Data Corporation (now known as FT Interactive Data). Upon completion of the Merger, we issued 56,424,000 shares of our common stock to Pearson Longman, Inc., or Pearson Longman, which, through a series of other entities, is wholly owned by Pearson plc, or Pearson. The shares held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson. As a result of this transaction, approximately 60% of our shares are held indirectly by Pearson. In connection with the Merger, we also acquired a 34.4% ownership stake in MarketWatch, Inc., which we subsequently sold at a loss in January 2001 to Pearson for $26,900,000. We distributed the proceeds from such sale as a dividend to our shareholders in 2001. On January 31, 2002, we acquired the Securities Pricing Service, of Merrill Lynch, Pierce, Fenner & Smith Incorporated, for approximately $48,000,000. We acquired ComStock from The McGraw-Hill Companies, Inc. for approximately

$115,972,000 on February 28, 2003. We acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc., or HyperFeed, for $8,500,000 on October 31, 2003. The price for these HyperFeed client contracts consist of payments of $7,625,000, with the balance to be paid over 24 months if agreed upon milestones are reached. Because certain milestones have not been met, the purchase price of the HyperFeed contracts has been adjusted downward to $8,375,000. Our remaining payments total $750,000.

     On September 1, 2004, we acquired the assets of FutureSource. The price paid in cash for the assets was $18,347,000, offset by cash acquired of $317,000. This purchase price was adjusted upward by $347,000 in the first quarter of 2005 relating to a refund of an acquired FutureSource customer overpayment.

     As a result of these acquisitions, our results of operations for the first quarter of 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal businesses, and three months of the results from the acquired FutureSource assets. Our first quarter 2004 results of operations include the activities of the FT Interactive Data, CMS BondEdge, ComStock and eSignal businesses.

Business and Market Trends

     In the first quarter of 2005, market conditions for our primary market, the financial services industry, were generally consistent with those experienced during the second half of 2004, during which modest increases in spending by institutional customers for market data services were balanced by ongoing cost containment initiatives.

Institutional Services

     Within the Institutional Services segment, overall renewal rates for customer contracts remained at or above 95%. Contract cancellations, primarily arising from mergers and acquisitions within our customer base, and renegotiation of service levels and fees, declined for the first quarter of 2005 compared with the first quarter of 2004, although these actions continued to constrain revenue growth. We believe that much of the data we supply is mission critical to our customers and critical for their operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost pressures being experienced by our institutional client base. If the data we provided were not mission critical, we believe the difficult market conditions would have affected us more adversely.

     There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth. Another trend occurring over the past decade in North America is the consolidation of financial institutions both within and across the financial services industry. When institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. This trend contributed to some of the higher than normal cancellation levels we experienced in 2003 through the first half of 2004 and particularly impacted CMS BondEdge’s revenue in the first quarter of 2005. There is generally a lag time between the completion of a consolidation and its impact on our revenue. Additional consolidation activity has the potential to adversely impact revenue in the future.

     FT Interactive Data, the largest business within our Institutional Services segment, continued to generate new business with both existing and new customers. FT Interactive Data’s business in the US market has remained strong primarily due to continued demand for evaluated and descriptive services. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve. For the second consecutive quarter, FT Interactive Data’s European business reported year-over-year sales growth which we believe is due to investments in sales, marketing and support resources, as well as by the introduction of enhanced offerings.

     Growth in the FT Interactive Data market is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. This includes being able to respond to changes in the financial markets as well as to regulatory and competitive pressures. This also includes continuing to expand the coverage of our premium priced fixed income and other evaluated data sets, and the launching of new services. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing difficult market conditions to impact our efforts in this region.

     The CMS BondEdge business declined slightly in the first quarter of 2005, primarily as a result of client cancellations due to cost cutting initiatives and consolidations. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of the major financial institutions. CMS BondEdge is continuing to invest in product development initiatives including adding new performance attribution capabilities, new models, expanding functionality and unbundling its analytics to allow for greater integration with other vendors’ services and to better serve large institutions who have moved to centralized data warehouse approaches. CMS BondEdge’s business development activities include establishing new sales and marketing relationships that can help to expand its business in Europe and Australia.

     The ComStock business, which was acquired in February 2003, continued to experience price pressures, with customers remaining focused on cost containment. The ComStock business has made progress in enhancing its services for institutional clients, although we anticipate that market conditions for real-time data services will remain challenging throughout 2005. During the first quarter of 2005, ComStock introduced a new interface for integrating its datafeeds into institutional applications. ComStock will continue to enhance its offerings and focus on opportunities to expand its business with institutional customers in 2005.

Active Trader Services

     In the Active Trader Services segment, the eSignal business continues to strengthen its position as a leading financial data provider primarily for active traders. Subscriptions for eSignal’s array of Internet-based services continued to grow through both direct and indirect sales distribution channels. The eSignal business is primarily dependent on growth in online trading accounts among active investors. The business was supplemented by the purchase on September 1, 2004 of the assets of FutureSource, a privately held provider of real-time futures, commodities and foreign exchange markets data. This acquisition enables eSignal to provide global coverage of futures and commodities data. eSignal continues to invest in the development of new services, adding new features to existing eSignal and FutureSource services and establishing relationships that can further expand its business with active traders worldwide. As previously disclosed, the broadcast-based service was closed down at the end of April 2004.

Results of Operations

Selected Financial Data

	For the Three Months Ended March 31,
	2005	2004	% Change
	(Amounts in thousands, except
	for per share information)
SERVICE REVENUE	$139,652	$117,630	+18.7%
COSTS AND EXPENSES:
Cost of Services	41,828	38,905	+7.5%
Selling, General & Administrative	51,663	39,469	+30.9%
Depreciation	4,559	4,380	+4.1%
Amortization	5,444	5,522	(1.4%)
Total Costs and Expenses	103,494	88,276	+17.2%
INCOME FROM OPERATIONS	36,158	29,354	+23.2%
Other income, net	1,014	380	+166.7%
INCOME BEFORE INCOME TAXES	37,172	29,734	+25.0%
Income tax expense	13,499	11,373	+18.7%
NET INCOME	$23,673	$18,361	+28.9%
NET INCOME PER SHARE
Basic	$0.25	$0.20	+25.0%
Diluted	$0.25	$0.19	+31.6%
Weighted average shares outstanding
Basic	93,238	93,061	+0.2%
Diluted	96,106	95,375	+0.8%

Three months ended March 31, 2005 versus Three months ended March 31, 2004

Service Revenue

			%
	2005	2004	Change
		(In thousands)
Institutional Services
FT Interactive Data	$85,476	$79,272	+7.8%
CMS BondEdge	7,948	8,098	(1.8%)
ComStock	27,318	19,141	+42.7%
Foreign Exchange	969	—	—
Institutional Services total	121,711	106,511	+14.3%
Active Trader Services
eSignal	12,665	10,856	+16.7%
FutureSource	5,276	—	—
Broadcast	—	263	—
Active Trader Services total	17,941	11,119	+61.4%
TOTAL SERVICE REVENUE	$139,652	$117,630	+18.7%

Total Service Revenue

     Total service revenue increased from $117,630,000 in the first quarter of 2004 to $139,652,000 in the first quarter of 2005, an increase of $22,022,000, or 18.7%. The assets of FutureSource, which were acquired on September 1, 2004, contributed service revenue of $5,276,000 in the first quarter of 2005. Foreign exchange had a favorable impact of $969,000 to service revenue in the first quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.89 in the first quarter of 2005, compared with $1.84 in the first quarter of 2004. The total service revenue also includes the recognition of $8,122,000 of service revenue reversed and deferred in the fourth quarter of 2004.

Institutional Services

     Service revenue within the Institutional Services segment increased from $106,511,000 in the first quarter of 2004 to $121,711,000 in the first quarter of 2005, an increase of $15,200,000, or 14.3%. As noted above, foreign exchange had a favorable impact of $969,000 to service revenue within the Institutional Services segment in the first quarter of 2005, mainly due to the weakness of the US dollar against the UK pound sterling.

     Service revenue for the FT Interactive Data business increased from $79,272,000 in the first quarter of 2004 to $85,476,000 in the first quarter of 2005, an increase of $6,204,000, or 7.8%. The main growth for the FT Interactive Data business came from North America, which produced service revenue growth of 8.5% due to increased demand for evaluated pricing and descriptive services products. The European business of FT Interactive Data increased service revenue by 5.8% in the first quarter of 2005 from the first quarter of 2004 due to higher levels of new sales combined with lower levels of cancellations and contract renegotiations. This also marks the second consecutive quarter of year-over-year service revenue growth for FT Interactive Data’s European business. The Asia Pacific business of FT Interactive Data increased service revenue by 6.1% in the first quarter of 2005 with growth in the Australian market partially offset by declines in Hong Kong and Singapore.

     The CMS BondEdge business service revenue declined by $150,000, or 1.8%, from $8,098,000 in the first quarter of 2004 to $7,948,000 in the first quarter of 2005 primarily due to customer contract cancellations resulting from cost cutting actions and consolidations within the CMS BondEdge customer base.

     The ComStock business service revenue increased from $19,141,000 in the first quarter of 2004 to $27,318,000 in the first quarter of 2005, an increase of $8,177,000, or 42.7%. The increase in service revenue in the first quarter of 2005 is primarily due to the recognition of $8,122,000 of service revenue reversed and deferred in the fourth quarter of 2004. ComStock’s first-quarter service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which were previously included as Other Service Revenue and are now part of ComStock.

     In the fourth quarter of 2004, we reversed service revenue of $6,828,000 and $5,622,000 in direct selling general and administrative costs with an associated reduction of $1,206,000 in income from operations primarily attributable to ComStock-related services delivered to one international customer in prior periods through the third quarter of 2004. We also deferred, in the fourth quarter of 2004, service revenue of $1,294,000, $1,080,000 in direct selling, general and administrative costs with an associated reduction in income from operations of $214,000, primarily attributable to ComStock-related services delivered to the same international customer. The reversal and deferral were due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. These adjustments did not have a material impact on our prior period results. In the first quarter of 2005 a definitive contract was executed with this customer and $8,122,000 of service revenue, $6,702,000 in direct selling, general and administrative costs and $1,420,000 in income from operations from prior periods that were reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005.

  Active Trader Services

     Within the Active Trader Services segment, service revenue grew from $11,119,000 in the first quarter of 2004 to $17,941,000 in the first quarter of 2005, an increase of $6,822,000, or 61.4%. This increase reflects $5,276,000 of service revenue in the first quarter of 2005 from the assets of FutureSource, which we acquired on September 1, 2004, coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 34,546 in the first quarter of 2004 to 45,277 in the first quarter of 2005, an increase of 10,731, or 31.1%. The total number of Active Trader Services direct subscribers in the first quarter of 2005 included 6,713 FutureSource subscription terminals. This was partially offset by a lower average net subscription fee coupled with lower broadcast-related service revenue which declined from $263,000 in the first quarter of 2004 to $0 in the first quarter of 2005 due to the closure of the broadcast business in the second quarter of 2004.

Total Costs and Expenses

     Total costs and expenses for the Institutional Services segment for the first quarter of 2005 and the first quarter of 2004 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for the first quarter of 2004 include the costs and expenses of eSignal and the broadcast-based services business which was closed in the second quarter of 2004. Total costs and expenses for the Active Trader Services segment for the first quarter of 2005 include the costs and expenses of eSignal, and the cost and expenses associated with FutureSource whose assets we acquired on September 1, 2004. Total costs and expenses for Corporate and unallocated include costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.

Cost of Services

     Cost of services, exclusive of depreciation, are composed mainly of personnel-related expenses, communication and data acquisition costs, and expenditures associated with software and hardware maintenance agreements. The start up costs associated with our data center consolidation are included in selling, general and administrative expenses in the first quarter of 2004. In the first quarter of 2005, on going costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.

			%
	2005	2004	Change
	(In thousands)
Institutional Services	$34,475	$34,085	+1.1%
Active Trader Services	6,527	4,820	+35.4%
Corporate and unallocated	568	—	—
Foreign Exchange	258	—	—
TOTAL COST OF SERVICES	$41,828	$38,905	+7.5%

     Cost of services increased by $2,923,000, or 7.5%, from $38,905,000 in the first quarter of 2004 to $41,828,000 in the first quarter 2005. FutureSource contributed cost of services of $1,875,000 in the first quarter of 2005. Foreign exchange increased cost of services by $258,000 in the first quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue decreased from 33.1% in the first quarter of 2004 to 30.0% in the first quarter of 2005 mainly due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue, which was reversed and deferred in the fourth quarter of 2004, as was previously described.

  Institutional Services

     Cost of services within the Institutional Services segment increased from $34,085,000 in the first quarter of 2004 to $34,475,000 in the first quarter of 2005, an increase of $390,000, or 1.1%. Foreign exchange increased Institutional Services cost of services by $258,000 in the first quarter of 2005. Cost of services in the first quarter of 2005 within the Institutional Services segment grew slightly from last year’s first quarter due to higher personnel costs resulting from the timing of fringe benefits expenses partially offset by savings resulting from the continued integration of production systems.

  Active Trader Services

     Within the Active Trader Services segment, cost of services increased by $1,707,000, or 35.4%, from $4,820,000 in the first quarter of 2004 to $6,527,000 in the first quarter of 2005. This increase reflects $1,875,000 of cost of services in the first quarter of 2005 from the assets of FutureSource, partially offset by the closure of the broadcast-based services business in the second quarter of 2004.

Corporate and Unallocated

Cost of services expense within the Corporate and unallocated segment of $568,000 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005. The start up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first quarter of 2004.

Selling, General And Administrative Expenses

Selling, general and administrative expenses, exclusive of depreciation, are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses and commissions to third parties. The start up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first quarter of 2004. On going costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.

	2005	2004	% Change
	(In thousands)
Institutional Services	$38,145	$29,299	+30.2%
Active Trader Services	6,131	3,895	+57.4%
Corporate and unallocated	6,854	6,275	+9.2%
Foreign Exchange	533	—	—
TOTAL SG&A	$51,663	$39,469	+30.9%

     Selling, general and administrative expenses increased by $12,194,000, or 30.9%, from $39,469,000 in the first quarter of 2004 to $51,663,000 in the first quarter of 2005. The assets of FutureSource contributed selling, general and administrative expenses of $2,418,000 in the first quarter of 2005. Foreign exchange increased selling, general and administrative expenses by $533,000 in the first quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue increased from 33.6% in the first quarter 2004 to 37.0% in the first quarter of 2005 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue and $6,702,000 of direct selling, general and administrative costs, as previously described, attributable to services delivered to one international customer that were reversed and deferred in the fourth quarter of 2004.

  Institutional Services

     Selling, general and administrative expenses within the Institutional Services segment increased from $29,299,000 in the first quarter of 2004 to $38,145,000 in the first quarter of 2005, an increase of $8,846,000, or 30.2%. This increase in selling, general and administrative expenses is due to the recognition of $6,702,000 related to direct costs paid associated with services delivered to one ComStock international customer. These costs were reversed from prior periods and deferred in the fourth quarter of 2004. Foreign exchange increased Institutional Services selling, general and administrative expenses by $533,000 in the first quarter of 2005. Additionally, selling, general and administrative expenses within the Institutional Services segment increased in the first quarter of 2005 due to increased personnel costs resulting from the timing of fringe benefits expenses and higher royalty expenditures coupled with higher consulting and audit expenditures for various regulatory compliance projects including compliance with the provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission, or SEC, rules, and the Investment Advisers Act.

  Active Trader Services

     Within the Active Trader Services segment, selling, general and administrative expenses increased by $2,236,000, or 57.4%, from $3,895,000 in the first quarter of 2004 to $6,131,000 in the first quarter of 2005. This increase reflects $2,418,000 of selling, general and administrative expenses in the first quarter of 2005 from the assets of FutureSource, partially offset by lower personnel related costs.

  Corporate and Unallocated

     Selling, general and administrative expenses within the Corporate and unallocated segment increased from $6,275,000 in the first quarter 2004 to $6,854,000 in the first quarter of 2005, an increase of $579,000, or 9.2%, mainly due to higher consulting and audit expenditures pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act (and related SEC rules) and the Investment Advisers Act, partially offset by inclusion of data center consolidation initiative costs in the first quarter of 2004, which were classified as cost of services in the first quarter of 2005. The start up costs associated with our data center consolidation were included in selling, general and administrative expenses in the first quarter of 2004. In the first quarter of 2005, on going costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.

Depreciation

	2005	2004	% Change
	(In thousands)
Institutional Services	$3,089	$3,330	(7.2)%
Active Trader Services	902	931	(3.1)%
Corporate and unallocated	542	119	+355.5%
Foreign Exchange	26	—	—
TOTAL DEPRECIATION	$4,559	$4,380	+4.1%

     Depreciation expense increased by $179,000, or 4.1%, from $4,380,000 in the first quarter of 2004 to $4,559,000 in the first quarter of 2005. The assets of FutureSource contributed depreciation expense of $145,000 in the first quarter of 2005. Foreign exchange increased depreciation expense by $26,000 in the first quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

  Institutional Services

     Depreciation expense within the Institutional Services segment decreased from $3,330,000 in the first quarter of 2004 to $3,089,000 in the first quarter of 2005, a decrease of $241,000, or 7.2%. Foreign exchange increased Institutional Services depreciation expense by $26,000 in the first quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Depreciation expense within the Institutional Services segment decreased due to the normal expiration of asset lives during 2004 and the first quarter of 2005 and the transfer of operations in the new East Coast data center to Corporate and unallocated.

Active Trader Services

     Within the Active Trader Services segment, depreciation expense decreased by $29,000, or 3.1%, from $931,000 in the first quarter of 2004 to $902,000 in the first quarter of 2005 due to the normal expiration of asset lives during 2004 and the first quarter of 2005, partially offset by depreciation expense of $145,000 in the first quarter of 2005 from the assets of FutureSource.

Corporate and Unallocated

     Depreciation expense within the Corporate and unallocated segment increased from $119,000 in the first quarter of 2004 to $542,000 in the first quarter of 2005, an increase of $423,000, or 355.5%, due to the new East Coast data center becoming operational during 2004.

Amortization

	2005	2004	% Change
	(In thousands)
Corporate and unallocated	$5,444	$5,522	(1.4)%
TOTAL AMORTIZATION	$5,444	$5,522	(1.4)%

     We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 6 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for discussion of our segments). Within the Corporate and unallocated segment, amortization expense associated with acquired intangible assets decreased from $5,522,000 in the first quarter of 2004 to $5,444,000 in the first quarter of 2005, a decrease of $78,000, or 1.4%, due to the normal expiration of intangible asset lives during 2004 and the first quarter of 2005, partially offset by $254,000 of amortization expense in the first quarter of 2005 related to FutureSource intangible assets.

Other Condensed Consolidated Financial Information

     Income from operations increased from $29,354,000 in the first quarter of 2004 to $36,158,000 in the first quarter of 2005, an increase of $6,804,000, or 23.2%. The increase in income from operations was due to the higher operating results discussed above and also reflects the $1,420,000 income from operations relating to the previously announced reversal and deferral which occurred in the fourth quarter of 2004, as described above.

     Other income increased from $380,000 in the first quarter of 2004 to $1,014,000 in the first quarter of 2005, an increase of $634,000, or 166.7%, mainly due to higher interest income from a higher average cash balance and higher interest rates.

     Income before taxes increased from $29,734,000 in the first quarter of 2004 to $37,172,000 in the first quarter of 2005, an increase of $7,438,000, or 25.0%, reflecting the higher income from operations and other income.

     Our effective tax rate declined from 38.25% in the first quarter of 2004 to 36.3% in the first quarter of 2005, primarily resulting from a tax valuation allowance in connection with the partial utilization of a capital loss tax carryforward.

     We generated net income of $18,361,000 in the first quarter of 2004 compared with net income of $23,673,000 in the first quarter of 2005. This improvement was primarily due to higher income from operations in the first quarter of 2005 as compared with the first quarter of 2004 as discussed above.

     We generated basic net income per share of $0.20 and diluted net income per share of $0.19 in the first quarter of 2004, as compared with basic net income per share of $0.25 and diluted net income per share of $0.25 in the first quarter of 2005 due to higher net income, partially offset by a higher number of weighted average shares outstanding.

     Weighted average basic shares outstanding increased by 0.2% in the first quarter of 2005 as compared to the first quarter of 2004 and weighted average diluted shares increased by 0.8% in the first quarter of 2005 as compared to the first quarter of 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan, partially offset by repurchases under our publicly announced stock repurchase plan.

Income Taxes

     For the first quarter of 2005 our effective tax rate was 36.3% as compared to 38.25% for the first quarter of 2004. The annual effective tax rate for the first quarter of 2005 was 38.1%, which was adjusted for a discrete tax benefit of $648,000 related to the utilization of capital losses and reduction of a valuation allowance.

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

     The currently proposed UK Finance Bill, or FB 2005, if enacted, will have a negative impact on our 2005 worldwide effective tax rate because it may limit some of our tax benefits generated in the UK. Since FB 2005 has not been enacted and is not expected to be enacted until the third or fourth quarter of 2005, our first quarter effective tax rate has been calculated assuming we receive the current tax benefits for all of 2005.

Liquidity and Capital Resources

Operating Activities

     Cash provided by operating activities was $32,159,000 in the first quarter of 2004 compared with $23,699,000 in the first quarter of 2005. The decrease from the first quarter of 2004 to the first quarter of 2005 of $8,460,000 was mainly due to a decline in our working capital of $13,295,000 driven by higher accounts receivable balances and an increased interest receivable related to the purchase of marketable securities coupled with higher bonus payments in the first quarter of 2005 compared with the first quarter of 2004. This is partially offset by an increase in net income of $5,312,000 in the first quarter of 2005 compared with the first quarter of 2004.

Investing Activities

     Capital expenditures decreased from $6,297,000 in the first quarter of 2004 to $2,794,000 in the first quarter of 2005. The decrease was due mainly to capital expenditures in the first quarter of 2004 relating to the build out and the purchase of additional equipment and technical infrastructure for the new East Coast data center in Boxborough, Massachusetts and also the development of internal use software designed to be used as we continue to consolidate our multiple real-time data collection plants. We expect capital expenditures to increase in 2005 as compared to 2004 as we continue the consolidation of our data centers and improve the resiliency and disaster recovery abilities of all our businesses through the expansion of our West Coast data center in Hayward, California. In 2005, we continue to expect to spend $24,000,000 to $26,000,000 on capital expenditures.

     As part of our efforts to improve the rate of return on invested cash, in the first quarter of 2005 we purchased $114,449,000 of municipal bonds with maturities less than 180 days.

Financing Activities

     In the first quarter of 2005, we utilized $8,289,000 to repurchase 389,600 outstanding shares of common stock. Also in the first quarter of 2005, we received $4,275,000 from the exercise of options to purchase 335,000 shares of common stock and the purchase of 59,012 shares of common stock in connection with our employee stock purchase plan.

     In the first quarter of 2004, we received $3,951,000 from the exercise of options to purchase 376,000 shares of common stock and the purchase of 58,900 shares of common stock in connection with our employee stock purchase plan. We did not repurchase any shares of its common stock in the first quarter of 2004.

     Management believes that our cash, cash equivalents, and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Inflation

     Although management believes that inflation has not had a material effect on the results of operations during the past two years, there can be no assurance that the Company’s results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

     Historically, we have not experienced any material seasonal fluctuations in its business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the US or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. The degree of such consequences is uncertain. Our exposure in the United States in this area could be mitigated in part by our service offerings in non-US markets.

Recently Issued Accounting Pronouncements

  Share-Based Payment

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows.” SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123(R) in the first quarter of 2006 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects that adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. (See Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004 for the pro forma net income and net income per share amounts, for the years 2002 through 2004, as if we had used a fair value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).

Information Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans including product and service developments, future financial conditions, results or projections or current expectations. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our data centers; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new product offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to derive the anticipated benefits from our acquisitions; (x) potential regulatory investigations of us or our customers relating to our services; (xi) the regulatory requirements applicable to our business, including our FT Interactive Data subsidiary, which is a registered investment adviser; (xii) our ability to attract and retain key personnel; (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; (xiv) our ability to timely and effectively consolidate our data centers and achieve anticipated benefits (xv) our ability to develop new and enhanced service offerings and our ability to market and sell those new and enhanced offerings successfully to new and existing customers; and (xvi) our ability to comply on an on going basis with the rules and regulations set forth in, and/or adopted pursuant to, the Sarbanes-Oxley Act and related Securities and Exchange Commission and New York Stock Exchange rules and regulations. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Our primary exposure to foreign currency exchange rate risks rests with the UK pound sterling to US dollar exchange rate due to the significant size of our operations in the United Kingdom. The effects of foreign exchange on our business historically have varied from quarter to quarter and may continue to do so.

     Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on us.

     Total service revenue and long-lived assets for the three months ended March 31, and twelve months ended December 31, 2004 by geographic region outside the United States, is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Service Revenue
Europe	$38,783	$24,516
Asia	2,589	1,668

Total	$41,372	$26,184

	As of	As of
	March 31, 2005	December 31, 2004
	(in thousands)
Long-Lived Assets
Europe	$131,598	$134,363
Asia	4,427	2,654

Total	$136,025	$137,017

     We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes.

     We currently invest excess cash balances in money market accounts and municipal bonds. These accounts are largely invested in US Government obligations, investment grade commercial paper and municipal obligations; accordingly we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of March 31, 2005. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

\

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds(1)

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
January 1, 2005 – January 31, 2005	N/A	N/A	N/A	N/A
February 1, 2005 – February 28, 2005	30,200	$20.20	30,200	824,800
March 1, 2005 – March 31, 2005	359,400	$21.31	359,400	465,400
Total	389,600	$21.23	389,600	465,400

(1) On September 28, 2004, the Company announced in a press release and in a Current Report on Form 8-K that its board of directors had authorized a new stock repurchase program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company uses cash on hand to fund repurchases under the program. The Company is not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at the Company’s discretion.

(2) No shares have been purchased in the first quarter of 2005 other than through the Company’s publicly announced stock repurchase program.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

a.

10.31	Pearson plc Long Term Incentive Plan

10.32	Pearson Inc. Pension Plan

10.33	Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002

10.34	Amendment to Pearson Inc. Pension Plan dated May 30, 2002

10.35	Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003

10.36	Pearson plc Pension Plan

31.1	Rule 13-14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13-14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: May 10, 2005	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark President and Chief Executive Officer

Dated: May 10, 2005	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane Executive Vice President and Chief Financial Officer