Form 10-Q
period 2005-06-30
INTERACTIVE DATA CORP/MA/
filed 2005-08-08
CIK 888165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 1, 2005 was 93,145,148.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
Ex-31.1 Section 302 Certification of C.E.O.
Ex-31.2 Section 302 Certification of C.F.O.
Ex-32.1 Section 906 Certification of C.E.O.
Ex-32.2 Section 906 Certification of C.F.O.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
SERVICE REVENUE	$132,998	$118,875	$272,650	$236,505
COSTS AND EXPENSES
Cost of services	41,842	37,419	83,670	76,324
Selling, general and administrative	46,250	40,925	97,913	80,394
Depreciation	4,584	4,659	9,143	9,039
Amortization	5,168	5,540	10,612	11,062

Total costs and expenses	97,844	88,543	201,338	176,819

INCOME FROM OPERATIONS	35,154	30,332	71,312	59,686
Other income, net	1,165	552	2,179	932

INCOME BEFORE INCOME TAXES	36,319	30,884	73,491	60,618
Income tax expense	13,897	11,814	27,396	23,187

NET INCOME	$22,422	$19,070	$46,095	$37,431
NET INCOME PER SHARE
Basic	$0.24	$0.20	$0.49	$0.40
Diluted	$0.23	$0.20	$0.48	$0.39
Cash dividends declared per common share	$0.80	$—	$0.80	$—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,125	93,309	93,181	93,185
Diluted	95,818	95,371	95,959	95,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$170,121	$207,908
Marketable securities	68,018	2,371
Accounts receivable, net of allowance for doubtful accounts of $5,671 and $7,256 at June 30, 2005 and December 31, 2004, respectively	87,759	88,295
Interest receivable	1,721	—
Prepaid expenses and other current assets	9,894	15,809
Deferred income taxes	8,473	5,838

Total current assets	345,986	320,221
Property and equipment, net	56,627	54,854
Goodwill	467,031	480,444
Intangible assets, net	158,697	169,338
Other assets	680	816

Total Assets	$1,029,021	$1,025,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$11,114	$15,943
Payable to affiliates	1,963	1,552
Accrued liabilities	56,001	67,276
Income taxes payable	8,836	10,672
Deferred revenue	31,875	40,774
Other current liabilities (Note 12)	74,489	—

Total current liabilities	184,278	136,217
Deferred tax liabilities	31,822	29,583
Other liabilities	1,192	2,117

Total Liabilities	217,292	167,917

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 97,153,662 shares issued and 93,109,662 shares outstanding at June 30, 2005, and 96,292,583 shares issued and 93,147,583 shares outstanding at December 31, 2004	971	963
Additional paid-in capital	835,972	823,211
Treasury stock, at cost, 4,044,000 shares at June 30, 2005 and 3,145,000 shares at December 31, 2004	(63,341)	(44,308)
Deferred stock-based compensation	(1,647)	(1,621)
Accumulated other comprehensive income	10,094	21,437
Accumulated earnings	29,680	58,074

Total Stockholders’ Equity	811,729	857,756

Total Liabilities and Stockholders’ Equity	$1,029,021	$1,025,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Common Stock			Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2004 (Audited)	96,293	$963	$823,211	3,145	$(44,308)
Exercise of stock options	758	7	7,870	—	—
Issuance of stock in connection with employee stock purchase plan	103	1	1,824	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	2,458	—	—
Deferred stock-based compensation	—	—	609	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Purchase of treasury stock	—	—	—	899	(19,033)
Common stock cash dividends declared	—	—	—	—	—
Other comprehensive loss (Note 14)	—	—	—	—	—
Net income	—	—	—	—	—

Balance, June, 30, 2005	97,154	$971	$835,972	4,044	$(63,341)

		Accumulated
	Deferred	Other		Total	Total
	Compensation	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Costs	Income (Loss)	Earnings	Equity	Income (Loss)
Balance, December 31, 2004 (Audited)	$(1,621)	$21,437	$58,074	$857,756	$—
Exercise of stock options	—	—	—	7,877	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,825	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	2,458	—
Deferred stock-based compensation	(609)	—	—	—	—
Amortization of deferred stock-based compensation	583	—	—	583	—
Purchase of treasury stock	—	—	—	(19,033)	—
Common stock cash dividends declared	—	—	(74,489)	(74,489)	—
Other comprehensive loss (Note 14)	—	(11,343)	—	(11,343)	(11,343)
Net income	—	—	46,095	46,095	46,095

Balance, June 30, 2005	$(1,647)	$10,094	$29,680	$811,729	$34,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$46,095	$37,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,755	20,101
Amortization of discounts and premiums on marketable securities, net	1,453	—
Tax benefit from exercise of stock options and employee stock purchase plan	2,458	1,620
Deferred income taxes	(649)	(13)
Other non-cash items	516	237
Changes in operating assets and liabilities, net	(16,421)	(9,856)

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,207	49,520
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(11,354)	(12,837)
Purchase of marketable securities	(134,334)	—
Proceeds from sales and maturities of marketable securities	67,234	—
Other investing activities	58	—

NET CASH USED IN INVESTING ACTIVITIES	(78,396)	(12,837)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,702	5,389
Purchase of treasury stock	(19,033)	(239)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,331)	5,150
Effect of change in exchange rates on cash and cash equivalents	(3,267)	(462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,787)	41,371
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,908	131,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,121	$173,010

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
     Marketable securities by security type at December 31, 2004 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)
Municipal Bonds	$2,371	—	$2,371

     Marketable securities by security type at June 30, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)
Municipal Bonds	$68,030	($12)	$68,018

     3. Acquisitions
     On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a privately held provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company is currently integrating FutureSource into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of June 30, 2005, $601,000 of the acquisition costs have been paid. The Company expects the majority of the remaining costs to be paid by December 31, 2005.
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
     The acquisition was accounted for as follows (in thousands):

Assets
Cash	$317
Accounts receivable	2,406
Prepaid expenses and other current assets	371
Deferred tax assets	819
Fixed assets	790
Goodwill	12,253
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,122
Liabilities
Accounts payable	$2,522
Accrued liabilities	1,682
Deferred revenue	1,792
Other liabilities	149
Accrued acquisition costs	1,630

$7,775
Total Purchase Price	$18,347
     4. Restructuring Charges
     In 2003, the Company recorded restructuring charges in the UK and US of $3,310,000 primarily related to employee severance and lease termination costs primarily related to the closure of the Company’s Index Services business in Edinburgh, Scotland. As of June 30, 2005, the remaining restructuring accrual pertaining to these charges is $254,000 and consists of lease termination costs. During 2004, the Company recorded restructuring charges of $1,791,000 primarily related to employee severance and lease termination costs in connection with the acquisition of the assets of FutureSource. As of June 30, 2005, the remaining restructuring accrual pertaining to this charge is $690,000. During the first and second quarters of 2005, the Company recorded restructuring charges of $1,068,000 primarily related to employee severance costs. As of June 30, 2005, the remaining restructuring accrual pertaining to this charge was $979,000. The Company expects to satisfy the majority of these obligations by December 31, 2005.
     As of June 30, 2005, the remaining restructuring accruals are composed of the following:

	Employee Severance	Lease Terminations	Total
	(In thousands)
December 31, 2003	$2,043	$1,327	$3,370

	Employee Severance	Lease Terminations	Total
	(In thousands)
2004 Additions	1,754	37	1,791
2004 Payments/Adjustments	(3,281)	(375)	(3,656)
December 31, 2004	$516	$989	$1,505
2005 Additions	1,068	—	1,068
2005 Payments/Adjustments	(513)	(137)	(650)
June 30, 2005	$1,071	$852	$1,923

     5. Stock Based Compensation
     Employee Stock Purchase Plan
     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the six months ended June 30, 2005, employees purchased 102,812 shares at an average share price of $14.25. At June 30, 2005, 1,605,890 shares were reserved for future issuance under the 2001 ESPP.
     Employee Stock Option Plan
     In 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Company can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. Except with regard to eligible directors, the exercise price of options granted to eligible participants under the 2000 Plan is determined at the discretion of the compensation committee of the Company’s board of directors. The board of directors determines the exercise price of options granted to eligible directors. The exercise price for substantially all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four-year period. In some cases, vesting accelerates upon a change in control or other defined events.
     As of June 30, 2005, there are outstanding options to acquire 8,959,817 shares of the Company’s common stock under the 2000 Plan, with a weighted average exercise price of $13.72 per share. Of these, options to acquire 5,613,657 shares are currently exercisable and have a weighted average exercise price of $11.79 per share.
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
     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the six months and three months ended June 30, 2005 and 2004 as if compensation cost had been measured under the fair value method of SFAS No. 123 for the 2000 Plan and 2001 ESPP:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands, except per
	share data)
Net income, as reported	$46,095	$37,431

Stock-based compensation included in net income, net of related tax effects	349	140
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(5,079)	(5,009)

Pro forma, net income	$41,365	$32,562

Earnings per share
Basic — as reported	$0.49	$0.40
Basic — pro forma	$0.44	$0.35
Diluted — as reported	$0.48	$0.39
Diluted — pro forma	$0.43	$0.34

	Three Months Ended
	June 30,
	2005	2004
	(In thousands, except per
	share data)
Net income, as reported	$22,422	$19,070
Stock-based compensation included in net income, net of related tax effects	158	75
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,411)	(2,424)

Pro forma, net income	$20,169	$16,721

Earnings per share
Basic — as reported	$0.24	$0.20
Basic — pro forma	$0.22	$0.18
Diluted — as reported	$0.23	$0.20
Diluted — pro forma	$0.21	$0.18
     The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
Risk free interest rate	3.77%	2.70%
Expected life (in years)	4	4
Volatility	32.00%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$6.36	$8.13

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2005	2004
Risk free interest rate	3.77%	3.11%
Expected life (in years)	4	4
Volatility	32.00%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$6.36	$7.23
     The fair value of stock issued under the 2001 ESPP and included in the above pro forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions:

	For the Three and Six	For the Three and
	Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
Risk free interest rate	1.76%	1.04%
Expected life (in years)	.50	.49
Volatility	20.00%	20.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$3.34	$3.13

     Deferred Stock Compensation
     The Company has awarded deferred stock compensation to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 178,798 deferred stock units of the Company’s common stock have been granted to date. Under the 2000 Plan, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $3,110,000 which is included in stockholders’ equity and will be amortized over the three-year vesting period. For the quarter ended June 30, 2005, $264,000 has been expensed. As of June 30, 2005, $1,463,000 has been expensed for all deferred stock compensation awards. The remaining unamortized deferred compensation cost at June 30, 2005 is $1,647,000.
     6. Segment Information
     The Company operates in two reportable segments by providing financial and business information to institutional and active trader investors worldwide. The Company evaluates its segments on the basis of service revenue and income (loss) from operations. For comparative purposes we have provided the information for the three months and six months ended June 30, 2005 and 2004.
Segment financial information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Service revenue:
Institutional Services	$115,578	$106,812	$237,288	$213,323
Active Trader Services	17,420	12,063	35,362	23,182

Total	$132,998	$118,875	$272,650	$236,505

Income (loss) from operations:
Institutional Services	$44,516	$39,704	$89,700	$79,502
Active Trader Services	3,942	2,563	8,324	4,035
Corporate and unallocated (1)	(13,304)	(11,935)	(26,712)	(23,851)

Total	$35,154	$30,332	$71,312	$59,686

	As of	As of
	June 30,	December 31,
	2005	2004
	(In thousands)
Identifiable assets by geographic area:
United States	$820,105	$810,002
Europe	197,511	205,631
Asia Pacific	11,405	10,040

Total	$1,029,021	$1,025,673

(1)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
7. Earnings Per Share
     The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Below is a reconciliation of the weighted average number of common shares outstanding.
     Stock options to purchase 0 and 125,000 shares of common stock were outstanding during the three months and six months ended June 30, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, 8,400 deferred stock units were outstanding for the three months and six months ended June 30, 2005 and 2004 and were also excluded from the calculation of diluted net income per share as they were antidilutive.

	For the Six Months Ended
	June 30, 2005
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$46,095	93,181	$0.49
Effect of dilutive securities:
Stock options	—	2,716	(0.01)
Deferred stock units	—	62	—

Net income-diluted	$46,095	95,959	$0.48

	For the Six Months Ended
	June 30, 2004
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$37,431	93,185	$0.40
Effect of dilutive securities:
Stock options	—	2,184	(0.01)
Deferred stock units	—	4	—

Net income-diluted	$37,431	95,373	$0.39

	For the Three Months Ended
	June 30, 2005
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$22,422	93,125	$0.24
Effect of dilutive securities:
Stock options	—	2,623	(0.01)
Deferred stock units	—	70	—

Net income-diluted	$22,422	95,818	$0.23

	For the Three Months Ended
	June 30, 2004
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$19,070	93,309	$0.20
Effect of dilutive securities:
Stock options	—	2,054	—
Deferred stock units	—	8	—

Net income-diluted	$19,070	95,371	$0.20

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
     There have been no material changes to the Company’s commitments since December 31, 2004. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

9. Income Taxes
     For the six months ended June 30, 2005, the Company’s effective tax rate is 37.3% as compared to 38.3% for the six months ended June 30, 2004. The estimated annual effective tax rate for the first six months ended June 30, 2005 was 38.2%, which excludes the discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses and reduction of a valuation allowance.
     The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.
     The American Jobs Creation Act of 2004, or the Act, became law on October 22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact the Company and its accounting for income taxes in 2005. The Company is in the process of evaluating the effect that the Act may have on its financial position, operating results and cash flows in the future.
     On July 20, 2005, UK Finance Bill (“FB 2005”) was enacted. As a result of this change in the UK tax laws, the Company’s estimated annual effective tax rate will increase by approximately 0.9%. Since FB 2005 was enacted in the third quarter of 2005, our effective tax rate for the six months ended June 30, 2005 does not reflect the impact of the tax law change. The impact will be reflected in our third quarter results.
10. Intangible Assets
     Intangible assets consist of the following:

		June 30, 2005			December 31, 2004
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.2 years	68,386	(48,945)	19,441	68,386	(47,098)	21,288
Customer lists	11.4 years	211,431	(89,203)	122,228	211,460	(80,772)	130,688
Service contracts	24.0 years	17,365	(2,220)	15,145	17,365	(1,974)	15,391
Trademarks	13.4 years	2,200	(317)	1,883	2,200	(229)	1,971

Total		$397,674	$(238,977)	$158,697	$397,703	$(228,365)	$169,338

Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/05	$20,976
For year ending 12/31/06	$20,822
For year ending 12/31/07	$20,426
For year ending 12/31/08	$20,347
For year ending 12/31/09	$20,347

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
The components of net periodic benefit cost were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	117	140	249	280
Expected return on plan assets	(138)	(144)	(287)	(288)
Amortization of unrecognized prior service costs	1	—	2	—
Amortization of unrecognized loss	29	33	57	66

Net periodic benefit cost	$9	$29	$21	$58
     In 2005, the Company expects to contribute $949,000 to fund its obligations under the Plan. As of June 30, 2005, the Company has contributed $521,000 to fund its 2005 obligations under the Plan.
12. Capital Stock
     In September 2004, the Company’s board of directors authorized the repurchase of up to 1,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 465,400 shares of outstanding common stock and completed the buyback under this program. In May 2005, the Company’s board of directors authorized the repurchase of up to 1,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 44,000 shares of outstanding common stock related to this program. As of June 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 956,000. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company used cash on hand to fund repurchases under the program.
     On May 31, 2005, the Company’s board of directors declared a special dividend of $0.80 per common share, payable to stockholders of record as of June 15, 2005. As of June 30, 2005, the accrued liability for this dividend is $74,489,355 and is included in other current liabilities. The dividend was paid on July 7, 2005 from existing cash resources.
13. New Accounting Pronouncements
Share-Based Payment
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes APB No. 25 and amends Financial Accounting Standard No. 95, “Statement of Cash Flows.” SFAS 123(R) must be adopted for annual and interim periods in the next fiscal year beginning after June 15, 2005 (see Note 5 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for discussion of our 2001 ESPP and 2000 Plan). We are required to adopt SFAS 123(R) in the first quarter of 2006. The Company expects to adopt SFAS 123(R) on the effective date. The Company expects that adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. (See Note 5 for the pro forma net income and net income per share amounts, for the three and six months ended June 30,

2005, as if we had used a fair value based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards and employee stock purchase plan shares).
Accounting Changes and Error Corrections
     On June 9, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial results.
14. Comprehensive Income
     The components of accumulated other comprehensive income was as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Unrealized gains on securities (net of tax, $209 as of June 30, 2005 and $214 as of December 31, 2004)	$333	$342

Foreign currency translation adjustment	12,055	23,389

Minimum pension liability	(2,294)	(2,294)

Total accumulated other comprehensive income	$10,094	$21,437

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2005 included herein in Item 1, and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
     We are a leading global provider of financial and business information to financial institutions and active traders. Across each of our businesses, many of our services are provided on a fixed fee subscription basis; others are provided on a usage basis, and some are a combination of a fixed minimum fee with additional amounts charged for usage above an established level. We have historically achieved high customer retention rates, particularly from our institutional client base. Through a broad range of business alliances, many of the world’s best-known financial service and software companies utilize our services in support of their trading, analysis, portfolio management, and valuation activities. At the core of our business are our customer relationships, business alliances, broad databases, extensive product and technical know-how and technology infrastructure resources. We also continue to evaluate potential strategic acquisitions. We offer our services through four businesses, three within the Institutional Services segment, and one within the Active Trader Services segment:
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
Active Trader Services
     In the Active Trader Services segment, we have one business, which was supplemented by the September 2004 acquisition of the assets of FutureSource, LLC and its subsidiaries, or FutureSource® :
•	eSignal® provides active traders, individual investors and investment community professionals with real-time financial market information and decision support tools to assist in their analysis of securities traded on all major markets in the US as well as a number of international markets.
     On September 1, 2004, we acquired the assets of FutureSource, a privately held provider of real-time futures and commodities data. This acquisition enables us to provide global coverage of real-time futures and commodities data. The price paid in cash for the assets was $18,347,000. We are in the process of integrating FutureSource assets into our eSignal business. We funded this acquisition from existing cash resources.
Development of Business
     Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation (now known as FT Interactive Data), referred to as the Merger. This Merger brought together the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included eSignal and CMS BondEdge, with the businesses of Interactive Data Corporation (now known as FT Interactive Data). Upon completion of the Merger, we issued 56,424,000 shares of our common stock to Pearson Longman, Inc., or Pearson Longman, which, through a series of other entities, is wholly owned by Pearson plc, or Pearson. The shares held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson. As a result of this transaction, approximately 60% of our shares are held indirectly by Pearson. On January 31, 2002, we acquired the Securities Pricing Service of Merrill Lynch, Pierce, Fenner & Smith Incorporated, for approximately $48,000,000. We acquired ComStock from The McGraw-Hill Companies, Inc. for approximately

$115,972,000 on February 28, 2003. We acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc., or HyperFeed, for approximately $8,375,000. On September 1, 2004, we acquired the assets of FutureSource for $18,347,000.
     Our results of operations for the second quarter of 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal (including FutureSource) businesses. Our second quarter 2004 results of operations include the activities of the FT Interactive Data, CMS BondEdge, ComStock and eSignal businesses.
Business and Market Trends
     In the second quarter of 2005, market conditions for our primary market, the financial services industry, were consistent with those experienced during the first quarter of 2005 and the second half of 2004, during which modest increases in spending by institutional customers for market data services were balanced by ongoing cost containment initiatives. We expect that, although institutional spending on market data and related services in 2005 may increase modestly over 2004 levels, customers will remain focused on controlling spending on such services.
Institutional Services
     Within the Institutional Services segment, overall renewal rates for customer contracts remained at or above 95%. The annual value of contract cancellations and renegotiated service levels and fees, primarily arising from mergers and acquisitions, consolidations and cost containment initiatives within our customer base, declined slightly for the first six months of 2005 compared with the first six months of 2004. We believe that much of the data we supply is mission critical to our customers and critical for their operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost pressures being experienced by our institutional client base. If the data we provided were not mission critical, we believe the difficult market conditions would affect us more adversely.
     There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth. Another trend occurring over the past decade in North America is the consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. This trend contributed to some of the higher than normal cancellation levels we experienced within our FT Interactive Data business in the first half of 2004 as well as impacted CMS BondEdge’s revenue in the first quarter of 2005. There is generally a lag time between the completion of a customer’s consolidation and its impact on our revenue. Additional consolidation activity has the potential to adversely impact revenue in the future.
     FT Interactive Data, the largest business within our Institutional Services segment, continued to generate new business with both existing and new customers. FT Interactive Data’s business in the US market has remained strong due to new sales that occurred toward the end of 2004 and continued demand for evaluated pricing and descriptive data services throughout the first half of 2005. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve. For the third consecutive quarter, FT Interactive Data’s European business reported year-over-year revenue growth, which we believe is due to previous investments in our sales, marketing and support resources, as well as by the introduction of new and enhanced service offerings.
     Growth in the FT Interactive Data market is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. This includes enhancing existing services and developing new offerings that address changes in the financial markets, including regulatory and competitive pressures, as well as expand coverage for premium priced fixed income and other evaluated data sets. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing difficult market conditions to impact our efforts in this region.
     The CMS BondEdge business increased slightly in the second quarter of 2005, primarily due to increased business with existing clients and new client installations. Contract cancellations in the second quarter of 2005 declined in comparison with the first quarter of 2005, although cancellations arising from our customers’ cost cutting initiatives and consolidations continue to constrain growth. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of the major financial institutions. CMS BondEdge is continuing to invest in product development initiatives including adding new performance attribution capabilities, new models, expanding functionality and unbundling its analytics to allow for greater integration with other vendors’ services. This will also better serve large institutions who have moved to centralized data warehouse approaches.

CMS BondEdge’s business development activities include establishing new sales and marketing relationships that can help to expand its business in Europe and Australia.
     The ComStock business continued to experience price pressures, with customers remaining focused on cost containment. The ComStock business has made progress in enhancing its services for institutional clients, although we anticipate that market conditions for real-time data services will remain challenging throughout 2005. ComStock’s service revenue growth in the second quarter of 2005 reflects new business in Europe. ComStock’s near-term performance may be constrained by anticipated contract cancellations resulting from the migration of the HyperFeed accounts acquired in 2003 into ComStock’s technical infrastructure. ComStock will continue to enhance its offerings and focus on opportunities to expand its business with institutional customers in 2005.
Active Trader Services
     In the Active Trader Services segment, the eSignal business continues to strengthen its position as a leading financial data provider for active traders, individual investors and investment community professionals. Subscriptions for eSignal’s array of Internet-based services continued to grow during the second quarter through both direct and indirect sales distribution channels. The eSignal business is primarily dependent on growth in online trading accounts among active traders. The business was supplemented by the 2004 acquisition of the assets of FutureSource, a privately held global provider of real-time futures and commodities data. eSignal continues to invest in the development of new services, adding new features to existing eSignal and FutureSource services and establishing relationships that can further expand its business with active traders worldwide. As previously disclosed, our broadcast service was closed in April 2004.

Results of Operations
Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except per share information)
SERVICE REVENUE	$132,998	$118,875	+11.9%	$272,650	$236,505	+15.3%
COSTS AND EXPENSES
Cost of services	41,842	37,419	+11.8%	83,670	76,324	+9.6%
Selling, general and administrative	46,250	40,925	+13.0%	97,913	80,394	+21.8%
Depreciation	4,584	4,659	(1.6%)	9,143	9,039	+1.2%
Amortization	5,168	5,540	(6.7%)	10,612	11,062	(4.1%)
Total costs and expenses	97,844	88,543	+10.5%	201,338	176,819	+13.9%
INCOME FROM OPERATIONS	35,154	30,332	+15.9%	71,312	59,686	+19.5%
Other income, net	1,165	552	+111.1%	2,179	932	+133.8%
INCOME BEFORE INCOME TAXES	36,319	30,884	+17.6%	73,491	60,618	+21.2%
Income tax expense	13,897	11,814	+17.6%	27,396	23,187	+18.2%
NET INCOME	$22,422	$19,070	+17.6%	$46,095	$37,431	+23.1%
NET INCOME PER SHARE
Basic	$0.24	$0.20	+20.0%	$0.49	$0.40	+22.5%
Diluted	$0.23	$0.20	+15.0%	$0.48	$0.39	+23.1%
Cash dividends declared per common share	$0.80	—	—	$0.80	—	—
WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	93,125	93,309	(0.2%)	93,181	93,185	—
Diluted	95,818	95,371	+0.5%	95,959	95,373	+0.6%

Three months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Service Revenue

	2005	2004	% change
		(In thousands)
Institutional Services:
FT Interactive Data	$87,060	$79,972	+8.9%
CMS BondEdge	8,120	7,872	+3.2%
ComStock	19,508	18,968	+2.8%
Foreign Exchange	890	—	—
Total Institutional Services	115,578	106,812	+8.2%
Active Trader Services:
eSignal	12,791	11,983	+6.7%
FutureSource	4,629	—	—
Broadcast	—	80	—
Total Active Trader Services	17,420	12,063	+44.4%
TOTAL SERVICE REVENUE	$132,998	$118,875	+11.9%
Total Service Revenue
     Total service revenue increased from $118,875,000 in the second quarter of 2004 to $132,998,000 in the second quarter of 2005, an increase of $14,123,000, or 11.9%. The assets of FutureSource, which were acquired on September 1, 2004, contributed service revenue of $4,629,000 in the second quarter of 2005. Foreign exchange had a favorable impact of $890,000 to service revenue in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.86 in the second quarter of 2005, compared with $1.81 in the second quarter of 2004.
Institutional Services
     Service revenue within the Institutional Services segment increased from $106,812,000 in the second quarter of 2004 to $115,578,000 in the second quarter of 2005, an increase of $8,766,000, or 8.2%. As noted above, foreign exchange had a favorable impact of $890,000 to service revenue within the Institutional Services segment in the second quarter of 2005, mainly due to the weakness of the US dollar against the UK pound sterling.
     Service revenue for the FT Interactive Data business increased from $79,972,000 in the second quarter of 2004 to $87,060,000 in the second quarter of 2005, an increase of $7,088,000, or 8.9%. The growth for the FT Interactive Data business primarily came from North America, which produced service revenue growth of 10.0% due to significant sales in the fourth quarter of 2004 and continued demand in 2005 for evaluated pricing and descriptive data services. The European business of FT Interactive Data increased service revenue by 5.2% in the second quarter of 2005 from the second quarter of 2004 mainly due to lower levels of contract cancellations and renegotiations. This marks the third consecutive quarter of year-over-year service revenue growth for FT Interactive Data’s European business. The Asia Pacific business of FT Interactive Data increased service revenue by 5.2% in the second quarter of 2005 due primarily to service revenue growth in Australia.
     Service revenue for the CMS BondEdge business increased by $248,000, or 3.2%, from $7,872,000 in the second quarter of 2004 to $8,120,000 in the second quarter of 2005 primarily due to higher levels of new sales combined with lower levels of cancellations.
     Service revenue for the ComStock business increased from $18,968,000 in the second quarter of 2004 to $19,508,000 in the second quarter of 2005, an increase of $540,000, or 2.8%, due primarily to new business in Europe. ComStock’s second quarter service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which was previously included as Other Service Revenue and has been included in ComStock’s results as of the first quarter of 2005.

  Active Trader Services
     Within the Active Trader Services segment, service revenue grew from $12,063,000 in the second quarter of 2004 to $17,420,000 in the second quarter of 2005, an increase of $5,357,000, or 44.4%. This increase reflects $4,629,000 of service revenue in the second quarter of 2005 contributed by FutureSource, coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 35,446 at the end of the second quarter of 2004 to 46,211 at the end of the second quarter of 2005, an increase of 10,765, or 30.4%, of which 7,067 are FutureSource subscription terminals. This was partially offset by a lower average net subscription fee coupled with lower broadcast service revenue which declined from $80,000 in the second quarter of 2004 to $0 in the second quarter of 2005 due to the closure of the broadcast service in the second quarter of 2004.
Total Costs and Expenses
     Total costs and expenses for the Institutional Services segment for the second quarter of 2005 and the second quarter of 2004 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for the second quarter of 2004 include the costs and expenses of eSignal and the broadcast service which was closed in April 2004. Total costs and expenses for the Active Trader Services segment for the second quarter of 2005 include the costs and expenses of eSignal, and the costs and expenses associated with FutureSource whose assets we acquired on September 1, 2004. Total costs and expenses for Corporate and unallocated include costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
     Total costs and expenses increased from $88,543,000 in the second quarter of 2004 to $97,844,000 in the second quarter of 2005, an increase of $9,301,000 or 10.5%. The assets of FutureSource, which were acquired on September 1, 2004, contributed total costs and expenses of $4,242,000 in the second quarter of 2005. Foreign exchange increased total costs and expenses by $755,000 in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling.
Cost of Services
     Cost of services, exclusive of depreciation, are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements. The start-up costs associated with our data center consolidation are included in selling, general and administrative expenses in the second quarter of 2004. In the second quarter of 2005, operating costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.

			%
	2005	2004	Change
	(In thousands)
Institutional Services	$34,214	$32,704	+4.6%
Active Trader Services	6,620	4,715	+40.4%
Corporate and unallocated	719	—	—
Foreign Exchange	289	—	—
TOTAL COST OF SERVICES	$41,842	$37,419	+11.8%
     Cost of services increased by $4,423,000, or 11.8%, from $37,419,000 in the second quarter of 2004 to $41,842,000 in the second quarter 2005. FutureSource contributed cost of services of $1,726,000 in the second quarter of 2005. Foreign exchange increased cost of services by $289,000 in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue was 31.5% in the second quarter of 2005 which is unchanged from the second quarter of 2004.

  Institutional Services
     Cost of services within the Institutional Services segment increased from $32,704,000 in the second quarter of 2004 to $34,214,000 in the second quarter of 2005, an increase of $1,510,000, or 4.6%. Foreign exchange increased Institutional Services cost of services by $289,000 in the second quarter of 2005. Cost of services in the second quarter of 2005 within the Institutional Services segment grew from last year’s second quarter due to higher personnel costs resulting from the effect of annual compensation increases and the timing of capitalization of internal use software costs related to our ticker plant integration, a component of our data center consolidation initiative, partially offset by savings resulting from the continued integration of production systems.
  Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $1,905,000, or 40.4%, from $4,715,000 in the second quarter of 2004 to $6,620,000 in the second quarter of 2005. This increase reflects $1,726,000 of cost of services in the second quarter of 2005 from the assets of FutureSource, and higher personnel-related expenses primarily as a result of higher staffing levels partially offset by the closure of the broadcast service in the second quarter of 2004.
  Corporate and Unallocated
     Cost of services expense within Corporate and unallocated of $719,000 in the second quarter of 2005 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005. The start-up costs associated with our East Coast data center in the second quarter of 2004 were included in selling, general and administrative expenses.
Selling, General And Administrative Expenses
     Selling, general and administrative expenses, exclusive of depreciation and amortization of intangible assets, are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses and commissions to third parties. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the second quarter of 2004. Operating costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in the second quarter of 2005.

	2005	2004	% Change
	(In thousands)
Institutional Services	$33,045	$31,018	+6.5%
Active Trader Services	5,897	3,838	+53.6%
Corporate and unallocated	6,870	6,069	+13.2%
Foreign Exchange	438	—	—
TOTAL SG&A	$46,250	$40,925	+13.0%
     Selling, general and administrative expenses increased by $5,325,000, or 13.0%, from $40,925,000 in the second quarter of 2004 to $46,250,000 in the second quarter of 2005. The assets of FutureSource contributed selling, general and administrative expenses of $2,095,000 in the second quarter of 2005. Foreign exchange increased selling, general and administrative expenses by $438,000 in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue increased from 34.4% in the second quarter 2004 to 34.8% in the second quarter of 2005.
  Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased from $31,018,000 in the second quarter of 2004 to $33,045,000 in the second quarter of 2005, an increase of $2,027,000, or 6.5%. Foreign exchange increased Institutional Services selling, general and administrative expenses by $438,000 in the second quarter of 2005. Selling, general and administrative expenses within the Institutional Services segment increased in the second quarter of 2005 due to increased personnel costs resulting from the effects of annual compensation increases and higher incentive compensation coupled with increased commissions to third parties and higher consulting costs and audit accruals for various regulatory compliance projects including compliance with the provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission, or SEC, rules, and the Investment Advisers Act, partially offset by lower occupancy-related expenses.

  Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $2,059,000, or 53.6%, from $3,838,000 in the second quarter of 2004 to $5,897,000 in the second quarter of 2005. This increase is mainly due to $2,095,000 of selling, general and administrative expenses in the second quarter of 2005 from the assets of FutureSource offset by lower personnel related costs.
  Corporate and Unallocated
     Selling, general and administrative expenses within Corporate and unallocated increased from $6,069,000 in the second quarter of 2004 to $6,870,000 in the second quarter of 2005, an increase of $801,000, or 13.2%, due to higher personnel costs and audit accruals pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act (and related SEC rules) and the Investment Advisers Act, coupled with increased compensation-related costs in the second quarter of 2005. This is partially offset by inclusion of data center consolidation initiative costs in the second quarter of 2004, which were classified as cost of services in the second quarter of 2005 because the facility became fully operational in the first quarter of 2005.
Depreciation

	2005	2004	% Change
	(In thousands)
Institutional Services	$3,048	$3,386	(10.0%)
Active Trader Services	962	947	+1.6%
Corporate and unallocated	547	326	+67.8%
Foreign Exchange	27	—	—
TOTAL DEPRECIATION	$4,584	$4,659	(1.6%)
     Depreciation expense decreased by $75,000, or 1.6%, from $4,659,000 in the second quarter of 2004 to $4,584,000 in the second quarter of 2005. The assets of FutureSource contributed depreciation expense of $166,000 in the second quarter of 2005. Foreign exchange increased depreciation expense by $27,000 in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.
   Institutional Services
     Depreciation expense within the Institutional Services segment decreased from $3,386,000 in the second quarter of 2004 to $3,048,000 in the second quarter of 2005, a decrease of $338,000, or 10.0%. Foreign exchange increased Institutional Services depreciation expense by $27,000 in the second quarter of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Depreciation expense within the Institutional Services segment decreased due to the normal expiration of asset lives in the second half of 2004 and the first half of 2005 and the transfer of the new East Coast data center to Corporate and unallocated.
   Active Trader Services
     Within the Active Trader Services segment, depreciation expense increased by $15,000, or 1.6%, from $947,000 in the second quarter of 2004 to $962,000 in the second quarter of 2005 due to depreciation expense of $166,000 in the second quarter of 2005 from the assets of FutureSource, mostly offset by the normal expiration of asset lives during the second half of 2004 and the first half of 2005.
   Corporate and Unallocated
     Depreciation expense within Corporate and unallocated increased from $326,000 in the second quarter of 2004 to $547,000 in the second quarter of 2005, an increase of $221,000, or 67.8%, due to the new East Coast data center commencing operations during 2004.

  Amortization

	2005	2004	% Change
	(In thousands)
Corporate and unallocated	$5,168	$5,540	(6.7%)
TOTAL AMORTIZATION	$5,168	$5,540	(6.7%)
     We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 6 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for discussion of our segments). Within Corporate and unallocated amortization expense associated with acquired intangible assets decreased from $5,540,000 in the second quarter of 2004 to $5,168,000 in the second quarter of 2005, a decrease of $372,000, or 6.7%, due to the normal expiration of intangible asset useful lives during the second half of 2004 and the first half of 2005, partially offset by $255,000 of amortization expense in the second quarter of 2005 related to FutureSource intangible assets.
Other Condensed Consolidated Financial Information
     Income from operations increased from $30,332,000 in the second quarter of 2004 to $35,154,000 in the second quarter of 2005, an increase of $4,822,000, or 15.9%.
     Other income increased from $552,000 in the second quarter of 2004 to $1,165,000 in the second quarter of 2005, an increase of $613,000, or 111.1%, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes increased from $30,884,000 in the second quarter of 2004 to $36,319,000 in the second quarter of 2005, an increase of $5,435,000, or 17.6%, reflecting the higher income from operations and other income.
     Our effective tax rate of 38.3% in the second quarter of 2005 is unchanged from the second quarter of 2004.
     We generated net income of $19,070,000 in the second quarter of 2004 compared with net income of $22,422,000 in the second quarter of 2005, an increase of $3,352,000 or 17.6%. This improvement was primarily due to higher income from operations in the second quarter of 2005 as compared with the second quarter of 2004 as discussed above.
     We generated basic net income per share of $0.20 and diluted net income per share of $0.20 in the second quarter of 2004, as compared with basic net income per share of $0.24 and diluted net income per share of $0.23 in the second quarter of 2005 due to higher net income, partially offset by a higher number of weighted average diluted shares outstanding.
     Weighted average basic shares outstanding decreased by 0.2% in the second quarter of 2005 as compared to the second quarter of 2004 and weighted average diluted shares increased by 0.5% in the second quarter of 2005 as compared to the second quarter of 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan, primarily offset by repurchases under our publicly announced stock repurchase plans.

Six months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Service Revenue

	2005	2004	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$172,529	$159,245	+8.3%
CMS BondEdge	16,069	15,969	+0.6%
ComStock	46,830	38,109	+22.9%
Foreign Exchange	1,860	—	—
Total Institutional Services	237,288	213,323	+11.2%
Active Trader Services:
eSignal	25,456	22,838	+11.5%
FutureSource	9,906	—	—
Broadcast	—	344	—
Total Active Trader Services	35,362	23,182	+52.5%
TOTAL SERVICE REVENUE	$272,650	$236,505	+15.3%
Total Service Revenue
     Total service revenue increased from $236,505,000 in the first six months of 2004 to $272,650,000 in the first six months of 2005, an increase of $36,145,000, or 15.3%. The assets of FutureSource, which were acquired on September 1, 2004, contributed service revenue of $9,906,000 in the first six months of 2005. Foreign exchange had a favorable impact of $1,860,000 to service revenue in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.87 in the first six months of 2005, compared with $1.82 in the first six months of 2004. The total service revenue in the first six months of 2005 also includes the recognition of $8,122,000 of service revenue reversed and deferred in the fourth quarter of 2004.
Institutional Services
     Service revenue within the Institutional Services segment increased from $213,323,000 in the first six months of 2004 to $237,288,000 in the first six months of 2005, an increase of $23,965,000, or 11.2%. As noted above, foreign exchange had a favorable impact of $1,860,000 to service revenue within the Institutional Services segment in the first six months of 2005, mainly due to the weakness of the US dollar against the UK pound sterling.
     Service revenue for the FT Interactive Data business increased from $159,245,000 in the first six months of 2004 to $172,529,000 in the first six months of 2005, an increase of $13,284,000, or 8.3%. The growth for the FT Interactive Data business came from North America, which produced service revenue growth of 9.3% due to strong sales in the fourth quarter of 2004 and continued demand for evaluated pricing and descriptive data services products. The European business of FT Interactive Data increased service revenue by 5.5% in the first six months of 2005 from the first six months of 2004 primarily due to higher levels of sales and lower levels of contract cancellations and renegotiations. Service revenue in the first six months of 2005 for the Asia Pacific business of FT Interactive Data increased by 5.7% from the first six months of 2004 primarily due to service revenue growth in Australia, partially offset by a decline in Singapore.
     Service revenue for the CMS BondEdge business increased by $100,000, or 0.6%, from $15,969,000 in the first six months of 2004 to $16,069,000 in the first six months of 2005. Higher sales in the first six months of 2005 compared with the first six months of 2004 were offset by the timing of contract cancellations resulting from cost cutting actions and consolidations within the CMS BondEdge customer base.
     Service revenue for the ComStock business increased from $38,109,000 in the first six months of 2004 to $46,830,000 in the first six months of 2005, an increase of $8,721,000, or 22.9% due primarily to the recognition of $8,122,000 of service revenue reversed and deferred in the fourth quarter of 2004 coupled with new business in Europe. ComStock’s first six months of service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which was previously included as Other Service Revenue and has been included in ComStock’s results as of the first quarter of 2005.
     In the first quarter of 2005 a definitive contract was executed related to ComStock services that were delivered to one international customer in prior periods through the fourth quarter of 2004. As a result $8,122,000 of service revenue, $6,702,000 in direct selling, general and administrative costs and $1,420,000 in income from operations from prior periods that were reversed and deferred in the fourth quarter of 2004 were recognized in the first quarter of 2005.
  Active Trader Services
     Within the Active Trader Services segment, service revenue grew from $23,182,000 in the first six months of 2004 to $35,362,000 in the first six months of 2005, an increase of $12,180,000, or 52.5%. This increase reflects $9,906,000 of service revenue in the first six months of 2005 contributed by FutureSource, coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 35,446 at the end of the first six months of 2004 to 46,211 at the end of the first six months of 2005, an increase of 10,765, or 30.4%, of which 7,067 are FutureSource subscription terminals. This was partially offset by a lower average net subscription fee coupled with lower broadcast service revenue which declined from $344,000 in the first six months of 2004 to $0 in the first six months of 2005 due to the closure of the broadcast service in the second quarter of 2004.
Total Costs and Expenses
     Total costs and expenses for the Institutional Services segment for the first six months of 2005 and the first six months of 2004 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for the first six months of 2004 include the costs and expenses of eSignal and the broadcast service which was closed in April 2004. Total costs and expenses for the Active Trader Services segment for the first six months of 2005 include the costs and expenses of eSignal, and the cost and expenses associated with FutureSource assets that were acquired on September 1, 2004. Corporate and unallocated costs and expenses include corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
     Total costs and expenses increased from $176,819,000 in the first six months of 2004 to $201,338,000 in the first six months of 2005, an increase of $24,519,000 or 13.9%. The assets of FutureSource, which were acquired on September 1, 2004, contributed total costs and expenses of $8,934,000 in the first six months of 2005. Foreign exchange increased total costs and expenses by $1,567,000 in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling.
Cost of Services
     Cost of services, exclusive of depreciation, are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements. In the first six months of 2005, operating costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services. The start-up costs associated with our data center consolidation are included in selling, general and administrative expenses in the first six months of 2004.

			%
	2005	2004	Change
	(In thousands)
Institutional Services	$68,690	$66,789	+2.8%
Active Trader Services	13,146	9,535	+37.9%
Corporate and unallocated	1,287	—	—
Foreign Exchange	547	—	—
TOTAL COST OF SERVICES	$83,670	$76,324	+9.6%
     Cost of services increased by $7,346,000, or 9.6%, from $76,324,000 in the first six months of 2004 to $83,670,000 in the first six months 2005. FutureSource cost of services were $3,601,000 in the first six months of 2005. Foreign exchange increased cost of services by $547,000 in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue decreased from 32.3% in the first six months of 2004 to 30.7% in the first six months of 2005 mainly due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue, which was reversed and deferred in the fourth quarter of 2004, as previously described.

     Institutional Services
     Cost of services within the Institutional Services segment increased from $66,789,000 in the first six months of 2004 to $68,690,000 in the first six months of 2005, an increase of $1,901,000, or 2.8%. Foreign exchange increased Institutional Services cost of services by $547,000 in the first six months of 2005. Cost of services in the first six months of 2005 within the Institutional Services segment grew from the first six months of 2004 due to higher personnel costs resulting from the timing of fringe benefits expenses, the effects of annual compensation increases, and the timing of capitalization of internal use software costs related to our ticker plant integration, a component of our data center consolidation initiative, partially offset by savings resulting from the continued integration of production systems.
  Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $3,611,000, or 37.9%, from $9,535,000 in the first six months of 2004 to $13,146,000 in the first six months of 2005. This increase is primarily due to $3,601,000 of cost of services in the first six months of 2005 from the assets of FutureSource, partially offset by the closure of the broadcast service in April 2004.
  Corporate and Unallocated
     Cost of services expense within Corporate and unallocated of $1,287,000 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first six months of 2004.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, exclusive of depreciation and the amortization of intangible assets, are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses and commissions to third parties. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first six months of 2004. Operating costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in the first six months of 2005.

	2005	2004	% Change
	(In thousands)
Institutional Services	$71,195	$60,318	+18.0%
Active Trader Services	12,027	7,733	+55.5%
Corporate and unallocated	13,724	12,343	+11.2%
Foreign Exchange	967	—	—
TOTAL SG&A	$97,913	$80,394	+21.8%
     Selling, general and administrative expenses increased by $17,519,000, or 21.8%, from $80,394,000 in the first six months of 2004 to $97,913,000 in the first six months of 2005. The assets of FutureSource contributed selling, general and administrative expenses of $4,513,000 in the first six months of 2005. Foreign exchange increased selling, general and administrative expenses by $967,000 in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue increased from 34.0% in the first six months 2004 to 35.9% in the first six months of 2005 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue and $6,702,000 of direct selling, general and administrative costs, as previously described, primarily attributable to ComStock-related services delivered to one international customer that were reversed and deferred in the fourth quarter of 2004.
  Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased from $60,318,000 in the first six months of 2004 to $71,195,000 in the first six months of 2005, an increase of $10,877,000, or 18.0%. This increase in selling, general and administrative expenses is partially due to the recognition of $6,702,000 related to direct costs paid and associated with services delivered to one ComStock international customer. These costs were reversed from prior periods and deferred in the fourth quarter of 2004. Foreign exchange increased Institutional Services selling, general and administrative expenses by $967,000 in the first six months of 2005. This is coupled with increased personnel costs related to the effects of annual compensation increases, higher incentive compensation and timing of fringe benefit expense in the first six months of 2005. Also contributing to the increase of selling, general and administrative expenses in the first six months of 2005 are higher commissions to third parties coupled with higher consulting costs and audit accruals for various regulatory compliance projects including compliance with the provisions of the Sarbanes-Oxley Act and related SEC rules, and the Investment Advisers Act, partially offset by lower occupancy-related expenses.
  Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $4,294,000, or 55.5%, from $7,733,000 in the first six months of 2004 to $12,027,000 in the first six months of 2005. This increase is mainly due to $4,513,000 of selling, general and administrative expenses in the first six months of 2005 from the assets of FutureSource, partially offset by lower personnel related costs.
  Corporate and Unallocated
     Selling, general and administrative expenses within Corporate and unallocated increased from $12,343,000 in the first six months 2004 to $13,724,000 in the first six months of 2005, an increase of $1,381,000, or 11.2%, mainly due to increased compensation-related cost in the first six months of 2005 coupled with higher consulting costs and audit accruals pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act (and related SEC rules) and the Investment Advisers Act. This is partially offset by inclusion of data center consolidation initiative costs in the first six months of 2004, which were classified as cost of services in the first six months of 2005 and the timing of fringe benefit expenses. The start-up costs associated with our data center consolidation were included in selling, general and administrative expenses in the first six months of 2004. In the first six months of 2005, operating costs associated with our new East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.
Depreciation

	2005	2004	% Change
	(In thousands)
Institutional Services	$6,137	$6,714	(8.6%)
Active Trader Services	1,864	1,879	(0.8%)
Corporate and unallocated	1,089	446	+144.2%
Foreign Exchange	53	—	—
TOTAL DEPRECIATION	$9,143	$9,039	+1.2%
     Depreciation expense increased by $104,000, or 1.2%, from $9,039,000 in the first six months of 2004 to $9,143,000 in the first six months of 2005. The assets of FutureSource contributed depreciation expense of $311,000 in the first six months of 2005. Foreign exchange increased depreciation expense by $53,000 in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.
  Institutional Services
     Depreciation expense within the Institutional Services segment decreased from $6,714,000 in the first six months of 2004 to $6,137,000 in the first six months of 2005, a decrease of $577,000, or 8.6%. Foreign exchange increased Institutional Services depreciation expense by $53,000 in the first six months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Depreciation expense within the Institutional Services segment decreased due to the normal expiration of asset lives during 2004 and the first half of 2005 and the transfer of the new East Coast data center to Corporate and unallocated.
  Active Trader Services
     Within the Active Trader Services segment, depreciation expense decreased by $15,000, or 0.8%, from $1,879,000 in the first six months of 2004 to $1,864,000 in the first six months of 2005 due to the normal expiration of asset lives during 2004 and the first half of 2005, partially offset by depreciation expense of $311,000 in the first six months of 2005 from the assets of FutureSource.
  Corporate and Unallocated
     Depreciation expense within Corporate and unallocated increased from $446,000 in the first six months of 2004 to $1,089,000 in the first six months of 2005, an increase of $643,000, or 144.2%, due to the new East Coast data center commencing operations during 2004.

     Amortization

	2005	2004	% Change
	(In thousands)
Corporate and unallocated	$10,612	$11,062	(4.1%)
TOTAL AMORTIZATION	$10,612	$11,062	(4.1%)
     We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 6 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for discussion of our segments). Corporate and unallocated amortization expense associated with acquired intangible assets decreased from $11,062,000 in the first six months of 2004 to $10,612,000 in the first six months of 2005, a decrease of $450,000, or 4.1%, due to the normal expiration of intangible asset useful lives during the first six months of 2004 and the first six months of 2005, partially offset by $509,000 of amortization expense in the first six months of 2005 related to FutureSource intangible assets.
Other Condensed Consolidated Financial Information
     Income from operations increased from $59,686,000 in the first six months of 2004 to $71,312,000 in the first six months of 2005, an increase of $11,626,000, or 19.5%.
     Other income increased from $932,000 in the first six months of 2004 to $2,179,000 in the first six months of 2005, an increase of $1,247,000, or 133.8%, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes increased from $60,618,000 in the first six months of 2004 to $73,491,000 in the first six months of 2005, an increase of $12,873,000, or 21.2%, reflecting the higher income from operations and other income.
     Our effective tax rate declined from 38.3% in the first six months of 2004 to 37.3% in the first six months of 2005, primarily resulting from recording a discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses and reduction of a valuation allowance.
     We generated net income of $37,431,000 in the first six months of 2004 compared with net income of $46,095,000 in the first six months of 2005, an increase of $8,664,000 or 23.1%. This improvement was primarily due to higher income from operations in the first six months of 2005 as compared with the first six months of 2004 as discussed above.
     We generated basic net income per share of $0.40 and diluted net income per share of $0.39 in the first six months of 2004, as compared with basic net income per share of $0.49 and diluted net income per share of $0.48 in the first six months of 2005 due to higher net income, partially offset by a higher number of weighted average diluted shares outstanding.
     Weighted average basic shares outstanding were essentially unchanged in the first six months of 2005 as compared to the first six months of 2004 and weighted average diluted shares increased by 0.6% in the first six months of 2005 as compared to the first six months of 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan, primarily offset by repurchases under our publicly announced stock repurchase plans.
Income Taxes
     We determine our periodic income tax expense based on the current forecast of income by the respective countries in which we operate and the estimated effective annual tax rate for the Company. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s current estimate of its effective annual tax rate. For the six months ended June 30, 2005, our effective tax rate was 37.3% as compared to 38.3% for the six months ended June 30, 2004. The estimated effective annual tax rate for the six months ended June 30, 2005 was 38.2%, which was adjusted for a discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses and reduction of a valuation allowance.
     We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carryforwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

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
     On July 20, 2005, UK Finance Bill, or FB 2005, was enacted. As a result of this change in the UK tax laws, our annual worldwide effective tax rate will increase by approximately 0.9%. Since FB 2005 was enacted in the third quarter, our effective tax rate for the six months ended June 30, 2005 does not reflect the impact of the tax law change. The impact will be reflected in our third quarter results.
Liquidity and Capital Resources
Operating Activities
     Cash provided by operating activities was $49,520,000 in the first six months of 2004 compared with $53,207,000 in the first six months of 2005, an increase of $3,687,000. This improvement was due to an increase in net income of $8,664,000 coupled with non-cash amortization of discounted premiums on marketable securities of $1,453,000 for investments in municipal bonds with maturities less than 180 days. This is partially offset by a decline in our working capital of $6,565,000 driven by increased interest receivable related to the purchase of marketable securities coupled with higher bonus payments in the first six months of 2005 compared with the first six months of 2004.
Investing Activities
     Capital expenditures decreased from $12,837,000 in the first six months of 2004 to $11,354,000 in the first six months of 2005. The decrease was due mainly to higher capital expenditures in the first six months of 2004 relating to the build out and the purchase of additional equipment and technical infrastructure for the new East Coast data center in Boxborough, Massachusetts and also the development of internal use software designed to be used as we continue to consolidate our multiple ticker plants.
     As part of our efforts to improve the rate of return on invested cash, in the first six months of 2005 we purchased $134,334,000 and sold $67,234,000 of municipal bonds with maturities greater than 90 days but less than 180 days.
Financing Activities
     In the first six months of 2005, we utilized $19,033,000 to repurchase 899,000 outstanding shares of common stock. Also in the first six months of 2005, we received $9,702,000 from the exercise of options to purchase 758,000 shares of common stock and the purchase of 103,000 shares of common stock in connection with our employee stock purchase plan.
     In the first six months of 2004, we received $5,389,000 from the exercise of options to purchase 515,000 shares of common stock and the purchase of 62,000 shares of common stock in connection with our employee stock purchase plan. In the first six months of 2004 we utilized $239,000 to repurchase 14,000 outstanding shares of common stock.
     On July 7, 2005, the Company paid a special dividend of $0.80 per common share. The dividend was declared by the board of directors on May 31, 2005 and was payable to stockholders of record as of June 15, 2005. The aggregate dividend was in the amount of $74,489,355 and was paid from existing cash resources.
     Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.
Off-Balance Sheet Arrangements
     As of June 30, 2005, we did not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Critical Accounting Policies and Estimates
     There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2004.

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
     There have been no material changes to the Company’s commitments since December 31, 2004. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
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
Recently Issued Accounting Pronouncements
  Share-Based Payment
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123(R) in the first quarter of 2006 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects that the adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition (see Note 5 for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2005, as if we had used a fair value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).
  Accounting Changes and Error Corrections
     On June 9, 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial results.
Information Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans including product and service developments, future financial conditions, results or projections or current expectations, including those appearing under “Business and Market Trends”. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic alliances or acquisitions on favorable terms, if at all; (x) our ability to derive the anticipated benefits from our strategic alliances or acquisitions; (xi) potential regulatory investigations of us or our customers relating to our services; (xii) the regulatory requirements applicable to our business, including our FT Interactive Data subsidiary, which is a registered investment adviser; (xiii) our ability to attract and retain key personnel; (xiv) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; (xv) our ability to successfully, timely and effectively complete the consolidation of our data centers, ticker plants and production systems and achieve anticipated benefits; (xvi) our ability to develop new and enhanced service offerings and our ability to market and sell those new and enhanced offerings successfully to new and existing customers; and (xvii) our ability to comply on an ongoing basis with the rules and regulations set forth in and/or adopted pursuant to the Sarbanes-Oxley Act and related Securities and Exchange Commission and New York Stock Exchange rules and regulations. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.
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
     Total service revenue for the three months and six months ended June 30, and long lived assets for six months ended June 30, 2005 and twelve months ended December 31, 2004 by geographic region outside the United States, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service Revenue
Europe	$30,214	$24,192	$68,997	$48,708
Asia Pacific	2,658	1,535	5,247	3,203

Total	$32,872	$25,727	$74,244	$51,911

	As of	As of
	June 30, 2005	December 31, 2004
	(In thousands)
Long-Lived Assets
Europe	$124,736	$134,363
Asia Pacific	4,372	2,654

Total	$129,108	$137,017

     We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes.
     We currently invest excess cash balances in money market accounts and municipal bonds. These accounts are largely invested in US Government obligations, investment grade commercial paper and municipal obligations. Accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations, and cash flows will not be material.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of June 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds(1)
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
April 1, 2005 — April 30, 2005	N/A	N/A	N/A	N/A
May 1, 2005 — May 31, 2005	465,400	$21.08	465,400	—
June 1, 2005 — June 30, 2005	44,000	$20.57	44,000	956,000
Total	509,400	$21.04	509,400	956,000

(1)	On May 31, 2005, the Company completed its 1,000,000 share stock repurchase program that had been announced on September 28, 2004 in a press release and in a Current Report on Form 8-K. On June 1, 2005, the Company announced in a press release that its board of directors had authorized a new stock repurchase program to purchase up to an additional 1,000,000 of the Company’s outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company uses cash on hand to fund repurchases under the program.

(2)	No shares have been purchased in the second quarter of 2005 other than through the Company’s publicly announced stock repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
On May 19, 2005, we held our Annual Meeting of Stockholders. At the meeting the following matters were approved by the votes specified below:
1.	Ten directors were elected to serve until the Company’s next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal.

The ten nominees for directors were elected based upon the following votes:

Stuart J. Clark	For	83,505,396
	Withheld	11,365,488

William T. Ethridge	For	83,269,448
	Withheld	11,601,436

John Fallon	For	83,269,967
	Withheld	11,600,917

Olivier Fleurot	For	83,293,264
	Withheld	11,577,620

Donald P. Greenberg	For	91,481,883
	Withheld	3,389,001

Alan J. Hirschfield	For	85,644,130
	Withheld	9,226,754

Philip J. Hoffman	For	82,795,101
	Withheld	12,075,783

John C. Makinson	For	84,437,595
	Withheld	10,433,289

Carl Spielvogel	For	91,845,984
	Withheld	3,024,900

Allan R. Tessler	For	84,648,489
	Withheld	10,222,395
There were no broker non-votes for this item.

2.	A proposal to re-approve the performance criteria under our 2000 Long-Term Incentive Plan for purposes of granting “performance based compensation” awards in compliance with Section 162(m) of the Internal Revenue Code was approved. The votes were cast as follows:

For	91,495,737
Against	1,335,999
Abstain	2,039,147
There were no broker non-votes for this item.

3.	The ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved. The votes were cast as follows:

For	94,489,256
Against	372,359
Abstain	9,269
There were no broker non-votes for this item.
Item 6. Exhibits and Reports on Form 8-K
The following exhibits are filed or furnished as part of this report:
Exhibits*

10.37	Form of Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed July 25, 2005)**

10.38	Form of Restricted Stock Unit Award Agreement under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed July 25, 2005)**

31.1	Rule 13-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described

**	Management contract or compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 8, 2005	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: August 8, 2005	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Executive Vice President and Chief Financial Officer