Form 10-Q
period 2005-09-30
INTERACTIVE DATA CORP/MA/
filed 2005-11-08
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 1, 2005 was 93,234,166.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2005 and 2004 and for the Nine Months Ended September 30, 2005 and 2004	3
Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	4
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2005 (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	36
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certification of CEO pursuant to Sect 1350
Ex-32.2 Certification of CFO pursuant to Sect 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
SERVICE REVENUE	$134,198	$122,884	$406,848	$359,389
COSTS AND EXPENSES
Cost of services	40,463	38,058	124,133	114,382
Selling, general and administrative	46,752	40,958	144,665	121,352
Depreciation	4,773	4,689	13,916	13,728
Amortization	5,293	5,555	15,905	16,617

Total costs and expenses	97,281	89,260	298,619	266,079

INCOME FROM OPERATIONS	36,917	33,624	108,229	93,310
Other income, net	1,212	622	3,391	1,554

INCOME BEFORE INCOME TAXES	38,129	34,246	111,620	94,864
Income tax expense	14,985	12,482	42,381	35,669

NET INCOME	$23,144	$21,764	$69,239	$59,195
NET INCOME PER SHARE
Basic	$0.25	$0.23	$0.74	$0.64
Diluted	$0.24	$0.23	$0.72	$0.62
Cash dividends paid per common share	$0.80	$—	$0.80	$—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,196	93,149	93,186	93,173
Diluted	95,983	95,442	95,965	95,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,360	$207,908
Marketable securities	49,214	2,371
Accounts receivable, net of allowance for doubtful accounts of $6,526 and $7,256 at September 30, 2005 and December 31, 2004, respectively	90,164	88,295
Interest receivable	1,578	—
Prepaid expenses and other current assets	10,158	15,809
Deferred income taxes	8,244	5,838

Total current assets	306,718	320,221
Property and equipment, net	56,896	54,854
Goodwill	465,966	480,444
Intangible assets, net	153,523	169,338
Other assets	662	816

Total Assets	$983,765	$1,025,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$14,203	$15,943
Payable to affiliates	2,085	1,552
Accrued liabilities	58,785	67,276
Income taxes payable	6,167	10,672
Deferred revenue	34,155	40,774

Total current liabilities	115,395	136,217
Deferred tax liabilities	32,556	29,583
Other liabilities	1,227	2,117

Total Liabilities	$149,178	$167,917

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 97,552,438 shares issued and 93,252,438 shares outstanding at September 30, 2005, and 96,292,583 shares issued and 93,147,583 shares outstanding at December 31, 2004	975	963
Additional paid-in capital	845,087	823,211
Treasury stock, at cost, 4,300,000 shares at September 30, 2005 and 3,145,000 shares at December 31, 2004	(68,940)	(44,308)
Deferred stock-based compensation	(3,642)	(1,621)
Accumulated other comprehensive income	8,283	21,437
Accumulated earnings	52,824	58,074

Total Stockholders’ Equity	834,587	857,756

Total Liabilities and Stockholders’ Equity	$983,765	$1,025,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Common Stock			Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2004 (Audited)	96,293	$963	$823,211	3,145	$(44,308)
Exercise of stock options	1,087	11	12,194	—	—
Issuance of stock in connection with employee stock purchase plan	172	1	3,080	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	3,217	—	—
Stock-based compensation	—	—	3,385	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—
Purchase of treasury stock	—	—	—	1,155	(24,632)
Common stock cash dividends paid	—	—	—	—	—
Other comprehensive loss (Note 14)	—	—	—	—	—
Net income	—	—	—	—	—

Balance, September, 30, 2005	97,552	$975	$845,087	4,300	$(68,940)

		Accumulated
	Deferred	Other		Total	Total
	Compensation	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Costs	Income (Loss)	Earnings	Equity	Income (Loss)
Balance, December 31, 2004 (Audited)	$(1,621)	$21,437	$58,074	$857,756	$—
Exercise of stock options	—	—	—	12,205	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	3,081	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	3,217	—
Stock-based compensation	(3,045)	—	—	340	—
Amortization of deferred stock-based compensation	1,024	—	—	1,024	—
Purchase of treasury stock	—	—	—	(24,632)	—
Common stock cash dividends paid	—	—	(74,489)	(74,489)	—
Other comprehensive loss (Note 14)	—	(13,154)	—	(13,154)	(13,154)
Net income	—	—	69,239	69,239	69,239

Balance, September 30, 2005	$(3,642)	$8,283	$52,824	$834,587	$56,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net income	$69,239	$59,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,821	30,345
Amortization of discounts and premiums on marketable securities, net	1,704	—
Tax benefit from exercise of stock options and employee stock purchase plan	3,217	2,567
Deferred income taxes	269	2,015
Other non-cash items	1,371	503
Changes in operating assets and liabilities, net	(13,590)	(10,727)

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,031	83,898
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(16,605)	(17,723)
Purchase of marketable securities	(189,279)	—
Proceeds from sales and maturities of marketable securities	140,732	—
Acquisition of business	—	(17,676)
Other investing activities	(67)	—

NET CASH USED IN INVESTING ACTIVITIES	(65,219)	(35,399)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	15,286	9,334
Purchase of treasury stock	(24,632)	(14,346)
Common stock cash dividends	(74,489)	—

NET CASH USED IN FINANCING ACTIVITIES	(83,835)	(5,012)
Effect of change in exchange rates on cash and cash equivalents	(3,525)	(9)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,548)	43,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,908	131,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,360	$175,117

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
     The Company’s common stock trades on the New York Stock Exchange under the trading symbol “IDC”.
2. Marketable Securities
     Investments consist of municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive income as a component of shareholders’ equity.
     Marketable securities by security type at December 31, 2004 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$2,371	—	$2,371
     Marketable securities by security type at September 30, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$49,229	($15)	$49,214

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. Acquisitions
     On September 1, 2004, the Company acquired the assets of FutureSource, LLC and its subsidiaries (“FutureSource”), a privately held provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company is currently integrating the FutureSource assets into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of September 30, 2005, $668,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by March 31, 2006.
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
     The acquisition was accounted for as follows (in thousands):

Assets
Cash	$317
Accounts receivable	2,406
Prepaid expenses and other current assets	371
Deferred tax assets	819
Fixed assets	790
Goodwill	12,708
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,577

Liabilities
Accounts payable	$2,522
Accrued liabilities	2,137
Deferred revenue	1,792
Other liabilities	149
Accrued acquisition costs	1,630

$8,230

Total Purchase Price	$18,347

4. Restructuring Charges
     In 2003, the Company recorded restructuring charges in the UK and US of $3,310,000 primarily related to employee severance and lease termination costs primarily related to the closure of the Company’s Index Services business in Edinburgh, Scotland. As of September 30, 2005, the remaining restructuring accrual pertaining to these charges is $225,000 and consists of lease termination costs. During 2004, the Company recorded restructuring charges of $1,791,000 primarily related to employee severance and lease termination costs in connection with the acquisition of the assets of FutureSource. As of September 30, 2005, the remaining restructuring accrual pertaining to this charge is $585,000. During the first three quarters of 2005, the Company recorded restructuring charges of $1,161,000 primarily related to employee severance costs. As of September 30, 2005, the remaining restructuring accrual pertaining to this charge was $888,000. The Company expects to satisfy the majority of these remaining obligations by March 31, 2006.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     As of September 30, 2005, the remaining restructuring accruals are composed of the following:

	Employee Severance	Lease Terminations	Total
	(In thousands)
December 31, 2003	$2,043	$1,327	$3,370
2004 Additions	1,754	37	1,791
2004 Payments/Adjustments	(3,281)	(375)	(3,656)
December 31, 2004	$516	$989	$1,505
2005 Additions	1,161	—	1,161
2005 Payments/Adjustments	(767)	(201)	(968)
September 30, 2005	$910	$788	$1,698
5. Stock Based Compensation
     Employee Stock Purchase Plan
     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the nine months ended September 30, 2005, employees purchased 171,712 shares at an average share price of $15.56. At September 30, 2005, 1,536,990 shares were reserved for future issuance under the 2001 ESPP.
     Employee Stock Option Plan
     In 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Company can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. The exercise price of options granted to eligible participants is determined at the discretion of the Company's board of directors or the compensation committee of the Company’s board of directors, as applicable. The exercise price for substantially all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a three to four-year period. In some cases, vesting accelerates upon a change in control or other defined events.
     As of September 30, 2005, there are outstanding options to acquire 10,488,140 shares of the Company’s common stock under the 2000 Plan, with a weighted average exercise price of $15.12 per share. Of these, options to acquire 5,987,782 shares are currently exercisable and have a weighted average exercise price of $12.34 per share.
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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The following pro forma information presents the Company’s net income and basic and diluted net income per share for the nine months and three months ended September 30, 2005 and 2004 as if compensation cost had been measured under the fair value method of SFAS No. 123 for the 2000 Plan and 2001 ESPP:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands, except per
	share data)
Net income, as reported	$69,239	$59,195
Stock-based compensation included in net income, net of related tax effects	831	329
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(8,298)	(8,216)

Pro forma, net income	$61,772	$51,308

Earnings per share
Basic — as reported	$0.74	$0.64
Basic — pro forma	$0.66	$0.55
Diluted — as reported	$0.72	$0.62
Diluted — pro forma	$0.64	$0.54

	Three Months Ended
	September 30,
	2005	2004
	(In thousands, except per
	share data)
Net income, as reported	$23,144	$21,764
Stock-based compensation included in net income, net of related tax effects	482	189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(3,219)	(3,207)

Pro forma, net income	$20,407	$18,746

Earnings per share
Basic — as reported	$0.25	$0.23
Basic — pro forma	$0.22	$0.20
Diluted — as reported	$0.24	$0.23
Diluted — pro forma	$0.21	$0.20
     The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
Risk free interest rate	3.86%	3.46%
Expected life (in years)	4	4
Volatility	24.41%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$5.56	$7.50

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2004
Risk free interest rate	3.86%	3.48%
Expected life (in years)	4	4
Volatility	24.41%	50.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$5.54	$7.48

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     The fair value of stock issued under the 2001 ESPP and included in the above pro forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
Risk free interest rate	2.33%	1.03%
Expected life (in years)	.50	.49
Volatility	20.00%	20.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$3.68	$3.18

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2004
Risk free interest rate	2.86%	1.01%
Expected life (in years)	.50	.49
Volatility	20.00%	20.00%
Expected dividend yield	0.00%	0.00%
Weighted average fair value	$3.99	$3.24
     Deferred Stock Compensation
     The Company has awarded deferred stock compensation to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 292,582 deferred and restricted stock units of the Company’s common stock have been granted to date. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $5,546,000 which is included in stockholders’ equity and will be amortized over the three-year vesting period. For the quarter ended September 30, 2005, $442,000 has been expensed. As of September 30, 2005, $1,904,000 has been expensed for all deferred stock compensation awards. The remaining unamortized deferred compensation cost at September 30, 2005 is $3,642,000.
6. Segment Information
     The Company operates in two reportable segments by providing financial and business information to institutional and active trader investors worldwide. The Company evaluates its segments on the basis of service revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and nine months ended September 30, 2005 and 2004.
Segment financial information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Service revenue:
Institutional Services	$117,138	$108,968	$354,426	$322,290
Active Trader Services	17,060	13,916	52,422	37,099

Total	$134,198	$122,884	$406,848	$359,389

Income (loss) from operations:
Institutional Services	$46,245	$43,491	$135,944	$122,989
Active Trader Services	4,235	2,459	12,559	6,496
Corporate and unallocated (1)	(13,563)	(12,326)	(40,274)	(36,175)

Total	$36,917	$33,624	$108,229	$93,310

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2005	2004
	(In thousands)
Identifiable assets by geographic area:
United States	$767,561	$810,002
Europe	203,674	205,631
Asia Pacific	12,530	10,040

Total	$983,765	$1,025,673

(1)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
7. Earnings Per Share
     The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Below is a reconciliation of the weighted average number of common shares outstanding.
     Stock options to purchase 1,700 and 34,125 shares of common stock were outstanding during the three months ended September 30, 2005 and 2004, respectively, and stock options to purchase 1,903,500 and 34,125 shares of common stock were outstanding during the nine months ended September 30, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Additionally, an aggregate of 122,184 and 69,399 deferred and restricted stock units were outstanding for the three months and nine months ended September 30, 2005 and 2004 and were also excluded from the calculation of diluted net income per share as they were antidilutive.

	For the Nine Months Ended
	September 30, 2005
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$69,239	93,186	$0.74
Effect of dilutive securities:
Stock options	—	2,707	(0.02)
Deferred and restricted stock units	—	72	—

Net income-diluted	$69,239	95,965	$0.72

	For the Nine Months Ended
	September 30, 2004
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$59,195	93,173	$0.64
Effect of dilutive securities:
Stock options	—	2,214	(0.02)
Deferred and restricted stock units	—	9	—

Net income-diluted	$59,195	95,396	$0.62

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	For the Three Months Ended
	September 30, 2005
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$23,144	93,196	$0.25
Effect of dilutive securities:
Stock options	—	2,695	(0.01)
Deferred and restricted stock units	—	92	—

Net income-diluted	$23,144	95,983	$0.24

	For the Three Months Ended
	September 30, 2004
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$21,764	93,149	$0.23
Effect of dilutive securities:
Stock options	—	2,274	—
Deferred and restricted stock units	—	19	—

Net income-diluted	$21,764	95,442	$0.23

8. Commitments and Contingencies
     The Company is involved in ordinary, routine litigation from time to time in the ordinary course of business, with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.
     There have been no material changes to the Company’s commitments since December 31, 2004. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)
9. Income Taxes
     For the nine months ended September 30, 2005, the Company’s actual effective tax rate was 38.0% as compared to 37.6% for the nine months ended September 30, 2004. The estimated annual effective tax rate for the nine months ended September 30, 2005 was 38.6%, excluding the discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital loss carryforwards and reduction of a valuation allowance. On July 20, 2005, UK Finance Bill (“FB 2005”) was enacted with a retroactive effective date of March 16, 2005 (the “effective date”). As a result of this change in the UK tax laws, our annual effective tax rate increased by approximately 0.8%. Since FB 2005 was enacted in the third quarter, our effective tax rates for the three months and nine months ended September 30, 2005 properly reflect the impact of the tax law change from the effective date to September 30, 2005.
     The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.
     The American Jobs Creation Act of 2004 (“the Act”), became law on October 22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the Company and its accounting for income taxes in 2005. The Company is in the process of evaluating the effect that the Act may have on its financial position, results of operations and cash flows in the future.
     On July 20, 2005, UK Finance Bill (“FB 2005”) was enacted with a retroactive effective date of March 16, 2005. As a result of this change in the UK tax laws, the Company’s annual worldwide effective tax rate increased by approximately 0.8%. Since FB 2005 was enacted in the third quarter, the Company’s effective tax rates for the three months and nine months ended September 30, 2005 to reflect the impact of the tax law change from the March 16, 2005 effective date to September 30, 2005.
10. Intangible Assets
     Intangible assets consist of the following:

		September 30, 2005			December 31, 2004
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software and technology	7.2 years	68,386	(49,735)	18,651	68,386	(47,098)	21,288
Customer lists	11.4 years	211,424	(93,276)	118,148	211,460	(80,772)	130,688
Service contracts	23.8 years	17,490	(2,605)	14,885	17,365	(1,974)	15,391
Trademarks	13.4 years	2,200	(361)	1,839	2,200	(229)	1,971

Total		$397,792	$(244,269)	$153,523	$397,703	$(228,365)	$169,338

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/05	$21,100
For year ending 12/31/06	$20,822
For year ending 12/31/07	$20,426
For year ending 12/31/08	$20,347
For year ending 12/31/09	$20,347
11. Retirement Plans
     Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s US employees. Certain of the Company’s US employees were eligible to participate in the Plan. Pension costs are actuarially determined. The Company funds pension costs attributable to these employees to the extent allowable under Internal Revenue Service regulations. In 2001, the Company froze the benefits associated with the Plan and no additional employees will become eligible for benefits. There was no gain or loss recorded as a result of the curtailment. In 2002, the valuation date for the Plan was changed from September to December. There was no material impact to the financial condition, results of operations, or cash flows of the Company as a result of this change.
The components of net periodic benefit cost were as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	125	109	374	389
Expected return on plan assets	(143)	(72)	(430)	(360)
Amortization of unrecognized prior service costs	1	—	3	—
Amortization of unrecognized loss	28	25	85	91

Net periodic benefit cost	$11	$62	$32	$120
     In 2005, the Company expects to contribute $1,470,000 to fund its obligations under the Plan. As of September 30, 2005, the Company has contributed $1,450,000 to fund its 2005 obligations under the Plan.
12. Capital Stock
     In September 2004, the Company’s board of directors authorized the repurchase of up to 1,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 465,400 shares of outstanding common stock and completed the buyback under this program. In June 2005, the Company announced a new repurchase program involving the repurchase of up to an additional 1,000,000 outstanding shares of the Company’s common stock. In the third quarter of 2005, the Company repurchased 256,000 shares of outstanding common stock related to this program. As of September 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 700,000. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. The Company used existing cash resources to fund repurchases under the programs.
     On May 31, 2005, the Company’s board of directors declared a special dividend of $0.80 per share of common stock, payable to stockholders of record as of June 15, 2005. The aggregate dividend of $74,489,355 was paid on July 7, 2005 from existing cash resources.
13. New Accounting Pronouncements
   Share-Based Payment
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123, “Accounting for

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes APB No. 25 and amends Financial Accounting Standard No. 95, “Statement of Cash Flows.” SFAS 123(R) must be adopted for annual and interim periods in the next fiscal year beginning after June 15, 2005 (see Note 5 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for discussion of our 2001 ESPP and 2000 Plan). We are required to adopt SFAS 123(R) in the first quarter of 2006. The Company expects that the adoption of SFAS 123(R) to have a material impact on its net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. (See Note 5 for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2005, as if we had used a fair value based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards and employee stock purchase plan shares).
   Accounting Changes and Error Corrections
     On June 9, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial results.
14. Comprehensive Income
     The components of accumulated other comprehensive income was as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Unrealized gains on securities (net of tax, $289 as of September 30, 2005 and $214 as of December 31, 2004)	$462	$342
Foreign currency translation adjustment	10,115	23,389
Minimum pension liability	(2,294)	(2,294)

Total accumulated other comprehensive income	$8,283	$21,437

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2005 included herein in Item 1, and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
Institutional Services
•	FT Interactive Data provides historical and end-of-day pricing, evaluations, dividend, corporate actions and descriptive information for more than 3.5 million securities, commodities, and derivative instruments that are traded around the world.

•	CMS BondEdge provides sophisticated analytics to fixed income portfolio managers, quantitative research analysts and institutional brokers for risk/return analysis, assistance with their regulatory reporting and investment decision evaluations.

•	ComStock provides financial institutions, financial information providers and information media companies with real-time and delayed financial market information covering more than 2 million securities including equities, derivatives, futures, fixed income securities and foreign exchange rates sourced from over 350 stock exchanges and other sources worldwide.
Active Trader Services
     In the Active Trader Services segment, we have one business, which was supplemented by the September 2004 acquisition of the assets of FutureSource, LLC and its subsidiaries, or FutureSource:
•	eSignal provides active traders, individual investors and investment community professionals with real-time financial market information and decision support tools to assist in their analysis of securities traded on all major markets in the US as well as a number of international markets.
     On September 1, 2004, we acquired the assets of FutureSource, a privately held global provider of real-time futures and commodities data. This acquisition enables us to provide global coverage of real-time futures and commodities data. The price paid in cash for the assets was $18,347,000. We are in the process of integrating FutureSource assets into our eSignal business. We funded this acquisition from existing cash resources.
Development of Business
     Prior to February 29, 2000, our business related primarily to the delivery of historical and end-of-day financial data to institutional customers through what is now our FT Interactive Data business. On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation (now known as FT Interactive Data), referred to as the Merger. This Merger brought together the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included eSignal and CMS BondEdge, with the businesses of Interactive Data Corporation (now known as FT Interactive Data). Upon completion of the Merger, we issued 56,424,000 shares of our common stock to Pearson Longman, Inc., or Pearson Longman, which, through a series of other entities, is wholly owned by Pearson plc, or Pearson. The shares held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson. As a result of this transaction, approximately 60% of our shares are held indirectly by Pearson. On January 31, 2002, we acquired the Securities Pricing Service of Merrill Lynch, Pierce, Fenner & Smith Incorporated, for approximately $48,000,000. We acquired ComStock from The McGraw-Hill Companies, Inc. for approximately $115,972,000 on February 28, 2003. We acquired the consolidated market data feed client contracts from HyperFeed Technologies, Inc., or HyperFeed, for approximately $8,375,000 in November 2003. On September 1, 2004, we acquired the assets of FutureSource for $18,347,000.
     Our results of operations for the third quarter of 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal (including FutureSource) businesses. Our third quarter 2004 results of operations include the activities of the FT Interactive Data, CMS BondEdge, ComStock and eSignal (including one month of FutureSource) businesses.
Business and Market Trends
     In the third quarter of 2005, market conditions for our primary market, the financial services industry, were consistent with those experienced during the past four quarters. Throughout this period, modest increases in spending by institutional customers for market data services have been partially offset by ongoing cost containment initiatives. We expect that, although institutional spending on market data and related services in 2005 may increase modestly over 2004 levels, customers will continue to remain focused on controlling spending on such services.
Institutional Services
     Within the Institutional Services segment, overall renewal rates for customer contracts remained at or above 95%. The annual value of contract cancellations and renegotiated service levels and fees, increased for the first nine months of 2005 compared with the first nine months of 2004 mainly due to contract cancellations associated with the final integration of the HyperFeed customers onto the ComStock platform.
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
     There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth and the outsourcing trend. Another trend occurring over the past decade in North America is the consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. There is generally a lag time between the completion of a customer’s consolidation and its impact on our revenue. Additional consolidation activity has the potential to adversely impact our revenue in the future.
     FT Interactive Data continues to generate new business with both existing and new customers. FT Interactive Data’s business in the US market has continued to grow due to new sales that occurred toward the end of 2004, continued demand for evaluated pricing and descriptive data services throughout the first nine months of 2005 coupled with strong client retention rates and higher usage related revenues. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve.
     Growth in the FT Interactive Data market is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. This includes enhancing existing services and developing new offerings that address changes in the financial markets, including regulatory and competitive pressures, as well as expanded coverage for premium priced fixed income and other evaluated data sets. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing difficult market conditions to constrain our efforts in this region.
     The CMS BondEdge business increased slightly in the third quarter of 2005, primarily due to increased business with existing clients and to a lesser extent new client installations. Cancellations arising from CMS BondEdge’s customers’ cost cutting initiatives and consolidations continue to constrain growth. Contract cancellations through the third quarter of 2005 are consistent with cancellations experienced during the first nine months of 2004. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of the major financial institutions. CMS BondEdge is continuing to invest in product development initiatives, including adding new performance attribution capabilities, new models, expanding functionality and unbundling its analytics to allow for greater integration with other vendors’ services. We believe these developments will better serve large institutions who have moved to centralized data warehouse approaches. CMS BondEdge’s business development activities include establishing new sales and marketing relationships that can help to expand its business in Europe and Australia.
     The ComStock business continued to experience price pressures, with customers remaining focused on cost containment. The ComStock business has made progress in enhancing its services for institutional clients, although we anticipate that market conditions for real-time data services for institutional clients will remain challenging throughout the remainder of 2005. ComStock’s service revenue growth in the third quarter of 2005 reflects new business in Europe and North America, which was largely offset by contract cancellations resulting from the final integration of the HyperFeed customers onto the ComStock platform. ComStock will continue to enhance its offerings and focus on opportunities as it seeks to expand its business with institutional customers.
Active Trader Services
     In the Active Trader Services segment, the eSignal business continues to strengthen its position as a leading financial data provider for active traders, individual investors and investment community professionals. Expansion of the eSignal business is primarily dependent on growth in online trading accounts among active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Subscriptions for eSignal’s array of Internet-based services grew on a year-over-year basis through both direct and indirect sales distribution channels.
     The eSignal business was supplemented by the 2004 acquisition of the assets of FutureSource, a privately held global provider of real-time futures and commodities data. eSignal continues to invest in the development of new services, adding new features to existing eSignal and FutureSource services and establishing relationships that can further expand its business with active traders worldwide. As previously disclosed, our broadcast service was closed in April 2004.

Results of Operations
Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In thousands, except per share information)
SERVICE REVENUE	$134,198	$122,884	+9.2%	$406,848	$359,389	+13.2%
COSTS AND EXPENSES
Cost of services	40,463	38,058	+6.3%	124,133	114,382	+8.5%
Selling, general and administrative	46,752	40,958	+14.1%	144,665	121,352	+19.2%
Depreciation	4,773	4,689	+1.8%	13,916	13,728	+1.4%
Amortization	5,293	5,555	(4.7%)	15,905	16,617	(4.3%)

Total costs and expenses	97,281	89,260	+9.0%	298,619	266,079	+12.2%

INCOME FROM OPERATIONS	36,917	33,624	+9.8%	108,229	93,310	+16.0%
Other income, net	1,212	622	+94.9%	3,391	1,554	+118.2%

INCOME BEFORE INCOME TAXES	38,129	34,246	+11.3%	111,620	94,864	+17.7%
Income tax expense	14,985	12,482	+20.1%	42,381	35,669	+18.8%

NET INCOME	23,144	$21,764	+6.3%	69,239	$59,195	+17.0%
NET INCOME PER SHARE
Basic	$0.25	$0.23	+8.7%	$0.74	$0.64	+15.6%
Diluted	$0.24	$0.23	+4.3%	$0.72	$0.62	+16.1%
Cash dividends paid per common share	$0.80	—	—	$0.80	—	—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,196	93,149	+0.1%	93,186	93,173	—
Diluted	95,983	95,442	+0.6%	95,965	95,396	+0.6%
Three months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Service Revenue

	2005	2004	% change
		(In thousands)
Institutional Services:
FT Interactive Data	$90,193	$82,279	+9.6%
CMS BondEdge	8,145	7,964	+2.3%
ComStock	19,127	18,725	+2.1%
Foreign Exchange	(327)	—	—

Total Institutional Services	117,138	108,968	+7.5%
Active Trader Services:
eSignal	12,533	12,071	+3.8%
FutureSource	4,527	1,845	+145.4%
Total Active Trader Services	17,060	13,916	+22.6%

TOTAL SERVICE REVENUE	$134,198	$122,884	+9.2%
Total Service Revenue
     Total service revenue increased from $122,884,000 in the third quarter of 2004 to $134,198,000 in the third quarter of 2005, an increase of $11,314,000, or 9.2%. The assets of FutureSource, which were acquired on September 1, 2004, contributed service revenue of $4,527,000 in the third quarter of 2005 compared to $1,845,000 in September 2004, an increase of $2,682,000. Foreign exchange had an unfavorable impact of $327,000 to service revenue in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.78 in the third quarter of 2005, compared with $1.82 in the third quarter of 2004.

  Institutional Services
     Service revenue within the Institutional Services segment increased from $108,968,000 in the third quarter of 2004 to $117,138,000 in the third quarter of 2005, an increase of $8,170,000 or 7.5%. As noted above, foreign exchange had an unfavorable impact of $327,000 to service revenue within the Institutional Services segment in the third quarter of 2005, mainly due to the strength of the US dollar against the UK pound sterling.
     Service revenue for the FT Interactive Data business increased from $82,279,000 in the third quarter of 2004 to $90,193,000 in the third quarter of 2005, an increase of $7,914,000, or 9.6%. The growth for the FT Interactive Data business primarily came from North America, which produced service revenue growth of 11.1% due to significant sales in the fourth quarter of 2004, continued demand in 2005 for evaluated pricing and descriptive data services and increased levels of usage related service revenue. The European business of FT Interactive Data increased service revenue by 3.8% in the third quarter of 2005 from the third quarter of 2004 mainly due to higher new sales levels coupled with lower levels of contract cancellations and renegotiations. The Asia Pacific business of FT Interactive Data increased service revenue by 19.1% in the third quarter of 2005 due primarily to usage related service revenue growth in Australia.
     Service revenue for the CMS BondEdge business increased from $7,964,000 in the third quarter of 2004 to $8,145,000 in the third quarter of 2005, an increase of $181,000, or 2.3%, primarily due to higher levels of new sales.
     Service revenue for the ComStock business increased from $18,725,000 in the third quarter of 2004 to $19,127,000 in the third quarter of 2005, an increase of $402,000, or 2.1%, primarily due to service revenue growth in Europe and North America, largely offset by contract cancellations associated with the final integration of the HyperFeed customers acquired in 2003 onto the ComStock platform. ComStock’s third quarter service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which was previously included as Other Service Revenue and has been included in ComStock’s results as of the first quarter of 2005 with prior periods conformed to match this presentation.
  Active Trader Services
     Within the Active Trader Services segment, service revenue grew from $13,916,000 in the third quarter of 2004 to $17,060,000 in the third quarter of 2005, an increase of $3,144,000, or 22.6%. This increase reflects $4,527,000 of service revenue in the third quarter of 2005 and $1,845,000 of service revenue in the third quarter of 2004 contributed by FutureSource, respectively. This is coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 42,189 at the end of the third quarter of 2004 to 45,972 at the end of the third quarter of 2005, an increase of 3,783 or 9.0%. This increase was partially offset by a lower average net subscription fee and slower subscription growth during the third quarter of 2005.
Total Costs and Expenses
     Total costs and expenses for the Institutional Services segment for the third quarter of 2005 and the third quarter of 2004 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for the third quarter of 2004 include the costs and expenses of eSignal and one month of costs and expenses associated with FutureSource, whose assets we acquired on September 1, 2004. Total costs and expenses for the Active Trader Services segment for the third quarter of 2005 include the costs and expenses of eSignal, and the costs and expenses associated with FutureSource. Total costs and expenses for Corporate and unallocated include costs and expenses related to corporate, general and administrative activities, operating costs associated with our data center consolidation initiative, and intangible asset amortization.
     Total costs and expenses increased from $89,260,000 in the third quarter of 2004 to $97,281,000 in the third quarter of 2005, an increase of $8,021,000, or 9.0%. The assets of FutureSource, which were acquired on September 1, 2004, contributed total costs and expenses of $1,774,000 in September 2004 and $3,981,000 in the third quarter of 2005. Foreign exchange decreased total costs and expenses by $282,000 in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling.

Cost of Services
     Cost of services, exclusive of depreciation, are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the third quarter of 2004. In the third quarter of 2005, operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services.

			%
	2005	2004	Change
		(In thousands)
Institutional Services	$33,527	$32,556	+3.0%
Active Trader Services	6,359	5,502	+15.6%
Corporate and unallocated	676	—	—
Foreign Exchange	(99)	—	—

TOTAL COST OF SERVICES	$40,463	$38,058	+6.3%
     Cost of services increased by $2,405,000, or 6.3%, from $38,058,000 in the third quarter of 2004 to $40,463,000 in the third quarter of 2005. FutureSource contributed cost of services of $677,000 in September 2004 and $1,482,000 in the third quarter of 2005. Foreign exchange decreased cost of services by $99,000 in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue was 30.2% in the third quarter of 2005 compared to 31.0% in the third quarter of 2004.
   Institutional Services
     Cost of services within the Institutional Services segment increased from $32,556,000 in the third quarter of 2004 to $33,527,000 in the third quarter of 2005, an increase of $971,000, or 3.0%. Foreign exchange decreased Institutional Services cost of services by $99,000 in the third quarter of 2005. Cost of services in the third quarter of 2005 within the Institutional Services segment grew from last year’s third quarter due to higher personnel costs resulting from the effect of annual compensation increases and the timing of capitalization of internal use software costs related to our ticker plant integration, a component of our data center consolidation initiative. In addition, third-quarter 2004 cost of services within the Institutional Services segment included the benefit associated with a renegotiated supplier contract. This increase in cost of services is partially offset by savings resulting from the continued integration of production systems.
   Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $857,000 or 15.6%, from $5,502,000 in the third quarter of 2004 to $6,359,000 in the third quarter of 2005. This increase reflects $1,482,000 of cost of services in the third quarter of 2005 from the assets of FutureSource, compared with $677,000 of cost of services in September 2004. The increase was also attributable to higher consulting-related expenses primarily as a result of new product development initiatives.
   Corporate and Unallocated
     Cost of services expense within Corporate and unallocated of $676,000 in the third quarter of 2005 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005. Start-up costs of $729,000 associated with our East Coast data center in the third quarter of 2004 were included in selling, general and administrative expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, exclusive of depreciation and amortization of intangible assets, are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, payments to data suppliers and commissions paid to third parties. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the third quarter of 2004.

Operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in the third quarter of 2005.

	2005	2004	% Change
	(In thousands)
Institutional Services	$34,388	$29,752	+15.6%
Active Trader Services	5,508	4,995	+10.3%
Corporate and unallocated	7,023	6,211	+13.1%
Foreign Exchange	(167)	—	—

TOTAL SG&A	$46,752	$40,958	+14.1%
     Selling, general and administrative expenses increased by $5,794,000, or 14.1%, from $40,958,000 in the third quarter of 2004 to $46,752,000 in the third quarter of 2005. FutureSource contributed selling, general and administrative costs of $847,000 in September 2004 and $2,103,000 in the third quarter of 2005. Foreign exchange decreased selling, general and administrative expenses by $167,000 in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue was 33.3% in the third quarter 2004 compared to 34.8% in the third quarter of 2005.
   Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased from $29,752,000 in the third quarter of 2004 to $34,388,000 in the third quarter of 2005, an increase of $4,636,000, or 15.6%. Foreign exchange decreased Institutional Services selling, general and administrative expenses by $167,000 in the third quarter of 2005. Selling, general and administrative expenses within the Institutional Services segment increased in the third quarter of 2005 due to increased personnel costs resulting from the effects of annual compensation increases and severance related expenses combined with higher travel related costs. This is coupled with increased payments to data suppliers and commissions paid to third parties in the third quarter of 2005. In addition, third-quarter 2004 selling, general and administrative expenses within the Institutional Services segment included the benefit associated with a renegotiated supplier contract.
   Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $513,000, or 10.3%, from $4,995,000 in the third quarter of 2004 to $5,508,000 in the third quarter of 2005. This increase reflects $2,103,000 of selling, general and administrative costs in the third quarter of 2005 from the assets of FutureSource, compared with $847,000 of selling, general and administrative costs in September 2004, an increase of $1,256,000. This increase is partially offset by lower personnel related costs in the third quarter of 2005 and an accrual recorded in the third quarter of 2004 related to supplemental costs related to third party data supplier services.
   Corporate and Unallocated
     Selling, general and administrative expenses within Corporate and unallocated increased from $6,211,000 in the third quarter of 2004 to $7,023,000 in the third quarter of 2005, an increase of $812,000, or 13.1%, due to higher personnel costs primarily resulting from the timing of fringe benefit expenses and accounting services pertaining to our compliance obligations under the provisions of Section 404 of the Sarbanes-Oxley Act (and related SEC rules). This is partially offset by inclusion of the East Coast data center initiative costs in the third quarter of 2004, which were classified as cost of services in the third quarter of 2005 because the facility became fully operational in the first quarter of 2005.

Depreciation

	2005	2004	% Change
	(In thousands)
Institutional Services	$3,260	$3,169	+2.9%
Active Trader Services	958	960	(0.2%)
Corporate and unallocated	571	560	+2.0%
Foreign Exchange	(16)	—	—

TOTAL DEPRECIATION	$4,773	$4,689	+1.8%
     Depreciation expense increased by $84,000 or 1.8%, from $4,689,000 in the third quarter of 2004 to $4,773,000 in the third quarter of 2005. The assets of FutureSource contributed depreciation expense of $161,000 in September 2004 and $141,000 in the third quarter of 2005. Foreign exchange decreased depreciation expense by $16,000 in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling referred to above.
   Institutional Services
     Depreciation expense within the Institutional Services segment increased from $3,169,000 in the third quarter of 2004 to $3,260,000 in the third quarter of 2005, an increase of $91,000 or 2.9%. Foreign exchange decreased Institutional Services depreciation expense by $16,000 in the third quarter of 2005 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Depreciation expense within the Institutional Services segment increased due to capital expenditures in the first nine months of 2005 partially offset by the scheduled expiration of asset lives.
   Active Trader Services
     Within the Active Trader Services segment, depreciation expense decreased by $2,000, or 0.2%, from $960,000 in the third quarter of 2004 to $958,000 in the third quarter of 2005 mainly due to lower depreciation expense associated with the assets of FutureSource partially offset by capital expenditures in the first nine months of 2005.
   Corporate and Unallocated
     Depreciation expense within Corporate and unallocated increased from $560,000 in the third quarter of 2004 to $571,000 in the third quarter of 2005, an increase of $11,000 or 2.0%, due to the East Coast data center commencing operations during 2005 partially offset by the scheduled expiration of assets lives during the first nine months of 2005.
Amortization

	2005	2004	% Change
	(In thousands)
Corporate and unallocated	$5,293	$5,555	(4.7%)

TOTAL AMORTIZATION	$5,293	$5,555	(4.7%)
We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our segments). Within Corporate and unallocated, amortization expense associated with acquired intangible assets decreased from $5,555,000 in the third quarter of 2004 to $5,293,000 in the third quarter of 2005, a decrease of $262,000, or 4.7%, due to the scheduled expiration of intangible asset useful lives during the last quarter of 2004 and the first nine months of 2005 partially offset by an increase in amortization expense of $165,000 related to FutureSource intangible assets.
Other Condensed Consolidated Financial Information
     Income from operations increased from $33,624,000 in the third quarter of 2004 to $36,917,000 in the third quarter of 2005, an increase of $3,293,000, or 9.8%.

     Other income increased from $622,000 in the third quarter of 2004 to $1,212,000 in the third quarter of 2005, an increase of $590,000, or 94.9%, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes increased from $34,246,000 in the third quarter of 2004 to $38,129,000 in the third quarter of 2005, an increase of $3,883,000, or 11.3%, reflecting the higher income from operations and other income.
     Our estimated effective tax rate increased from 36.4% in the third quarter of 2004 to 39.3% in the third quarter of 2005 primarily due to the enactment on July 20, 2005 of the UK Finance Bill, or FB2005, with a retroactive effective date of March 16, 2005. As a result of this change in the UK tax laws, our annual worldwide effective tax rate increased by approximately 0.8%. Since FB 2005 was enacted in the third quarter, our estimated annual effective tax rate for the three months ended September 30, 2005 reflect the impact of the tax law change from the effective date to September 30, 2005.
     We generated net income of $21,764,000 in the third quarter of 2004 compared with net income of $23,144,000 in the third quarter of 2005, an increase of $1,380,000, or 6.3%. This improvement was primarily due to higher income from operations in the third quarter of 2005 as compared with the third quarter of 2004 as discussed above, offset in part by the higher effective tax rate due to FB 2005 as discussed in the preceding paragraph.
     We generated basic net income per share of $0.23 and diluted net income per share of $0.23 in the third quarter of 2004, as compared with basic net income per share of $0.25 and diluted net income per share of $0.24 in the third quarter of 2005 due to higher net income, partially offset by a higher number of weighted average diluted shares outstanding.
     Weighted average basic shares outstanding increased by 0.1% in the third quarter of 2005 as compared to the third quarter of 2004 and weighted average diluted shares increased by 0.6% in the third quarter of 2005 as compared to the third quarter of 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan, mostly offset by repurchases under our publicly announced stock repurchase plans.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Service Revenue

	2005	2004	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$262,731	$241,522	+8.8%
CMS BondEdge	24,213	23,933	+1.2%
ComStock	66,066	56,835	+16.2%
Foreign Exchange	1,416	—	—

Total Institutional Services	354,426	322,290	+10.0%
Active Trader Services:
eSignal	37,989	34,910	+8.8%
FutureSource	14,433	1,845	+682.3%
Broadcast	—	344	—

Total Active Trader Services	52,422	37,099	+41.3%

TOTAL SERVICE REVENUE	$406,848	$359,389	+13.2%
Total Service Revenue
     Total service revenue increased from $359,389,000 in the first nine months of 2004 to $406,848,000 in the first nine months of 2005, an increase of $47,459,000, or 13.2%. The assets of FutureSource, which were acquired on September 1, 2004, contributed service revenue of $14,433,000 in the first nine months of 2005 compared to $1,845,000 in September 2004. Foreign exchange had a favorable impact of $1,416,000 to service revenue in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.84 in the first nine months of 2005, compared with $1.82 in the first nine months of 2004. The total service revenue in the first nine months of 2005 also includes the recognition of $8,122,000 of service revenue in the first quarter of 2005 which had been reversed and deferred in the fourth quarter of 2004.
   Institutional Services
     Service revenue within the Institutional Services segment increased from $322,290,000 in the first nine months of 2004 to $354,426,000 in the first nine months of 2005, an increase of $32,136,000, or 10.0%. As noted above, foreign exchange had a favorable impact of $1,416,000 to service revenue within the Institutional Services segment in the first nine months of 2005, mainly due to the weakness of the US dollar against the UK pound sterling.
     Service revenue for the FT Interactive Data business increased from $241,522,000 in the first nine months of 2004 to $262,731,000 in the first nine months of 2005, an increase of $21,209,000, or 8.8%. The growth for the FT Interactive Data business came from North America, which produced service revenue growth of 9.9% due to strong sales in the fourth quarter of 2004, continued demand for evaluated pricing and descriptive data services products and increased levels of usage related service revenues. The European business of FT Interactive Data increased service revenue by 4.9% in the first nine months of 2005 from the first nine months of 2004 primarily due to higher levels of sales and lower levels of contract cancellations and renegotiations. Service revenue in the first nine months of 2005 for the Asia Pacific business of FT Interactive Data increased by 10.2% from the first nine months of 2004 primarily due to service revenue growth in Australia.
     Service revenue for the CMS BondEdge business increased from $23,933,000 in the first nine months of 2004 to $24,213,000 in the first nine months of 2005, an increase of $280,000, or 1.2%. Higher sales in the first nine months of 2005, compared with the first nine months of 2004 were mostly offset by the timing of contract cancellations resulting from cost cutting actions and consolidation within the CMS BondEdge customer base.
     Service revenue for the ComStock business increased from $56,835,000 in the first nine months of 2004 to $66,066,000 in the first nine months of 2005, an increase of $9,231,000, or 16.2%, primarily due to the recognition of $8,122,000 of service revenue reversed and deferred in the fourth quarter of 2004 coupled with new business in Europe, partially offset by contract cancellations associated with the final integration of the HyperFeed customers onto the ComStock platform. ComStock’s first nine months of service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which was previously included as Other Service Revenue and has been included in ComStock’s results beginning with the first quarter of 2005, with prior periods conformed to match this presentation.
     In the first quarter of 2005 a definitive contract was executed related to ComStock services that were delivered to one international customer in prior periods through the fourth quarter of 2004. As a result, $8,122,000 of service revenue, $6,702,000 in direct selling, general and administrative costs and $1,420,000 in income from operations from prior periods that were reversed and deferred in the fourth quarter of 2004 were recognized in the first quarter of 2005.
   Active Trader Services
     Within the Active Trader Services segment, service revenue grew from $37,099,000 in the first nine months of 2004 to $52,422,000 in the first nine months of 2005, an increase of $15,323,000, or 41.3%. This increase reflects $14,433,000 of service revenue in the first nine months of 2005 and $1,845,000 of service revenue in September 2004 contributed by FutureSource. This is coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 42,189 at the end of the first nine months of 2004 to 45,972 at the end of the first nine months of 2005, an increase of 3,783, or 9.0%. This was partially offset by a lower average net subscription fee coupled with lower broadcast service revenue, which declined from $344,000 in the first nine months of 2004 to $0 in the first nine months of 2005 due to the closure of the broadcast service in the second quarter of 2004.
Total Costs and Expenses
     Total costs and expenses for the Institutional Services segment for the first nine months of 2005 and the first nine months of 2004 include the costs and expenses of FT Interactive Data, ComStock and CMS BondEdge. Total costs and expenses for the Active Trader Services segment for the first nine months of 2004 include the costs and expenses of eSignal, one month of costs and expenses associated with the FutureSource assets that were acquired on September 1, 2004, and the broadcast service, which was closed in April 2004. Total costs and expenses for the Active Trader Services segment for the first nine months of 2005 include the costs and expenses of eSignal, and the cost and expenses associated with FutureSource. Corporate and unallocated costs and expenses include corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization.
     Total costs and expenses increased from $266,079,000 in the first nine months of 2004 to $298,619,000 in the first nine months of 2005, an increase of $32,540,000 or 12.2%. The assets of FutureSource, which were acquired on September 1, 2004, contributed total costs and expenses of $1,774,000 in the first nine months of 2004 and $12,916,000 in the first nine months of 2005. Foreign exchange increased total costs and expenses by $1,205,000 in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling.
Cost of Services
     Cost of services, exclusive of depreciation, are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements. In the first nine months of 2005, operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first nine months of 2004.

			%
	2005	2004	Change
	(In thousands)
Institutional Services	$102,206	$99,346	+2.9%
Active Trader Services	19,505	15,036	+29.7%
Corporate and unallocated	1,963	—	—
Foreign Exchange	459	—	—

TOTAL COST OF SERVICES	$124,133	$114,382	+8.5%
     Cost of services increased by $9,751,000, or 8.5%, from $114,382,000 in the first nine months of 2004 to $124,133,000 in the first nine months 2005. FutureSource cost of services were $5,083,000 in the first nine months of 2005 compared to $677,000 in September 2004. Foreign exchange increased cost of services by $459,000 in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue decreased from 31.8% in the first nine months of 2004 to 30.5% in the first nine months of 2005 mainly due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue, which was reversed and deferred in the fourth quarter of 2004, as previously described.
   Institutional Services
     Cost of services within the Institutional Services segment increased from $99,346,000 in the first nine months of 2004 to $102,206,000 in the first nine months of 2005, an increase of $2,860,000, or 2.9%. Foreign exchange increased Institutional Services cost of services by $459,000 in the first nine months of 2005. Cost of services in the first nine months of 2005 within the Institutional Services segment grew from the first nine months of 2004 due to higher personnel costs resulting from the timing of fringe benefits expenses, the effects of annual compensation increases, and the timing of capitalization of internal use software costs related to our ticker plant integration, a component of our data center consolidation initiative. The increase was also attributable to the benefit recorded in the third quarter of 2004 of a renegotiated supplier contract. This increase in cost of services was partially offset by savings resulting from the continued integration of production systems.
   Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $4,469,000, or 29.7%, from $15,036,000 in the first nine months of 2004 to $19,505,000 in the first nine months of 2005. This increase reflects $5,083,000 of cost of services in the first nine months of 2005 from the assets of FutureSource compared with cost of services of $677,000 in September 2004, partially offset by the closure of the broadcast service in April 2004.
   Corporate and Unallocated
     Cost of services expense within Corporate and unallocated of $1,963,000 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005. Start-up costs of $1,810,000 associated with our East Coast data center are included in selling, general and administrative expenses in the first nine months of 2004.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, exclusive of depreciation and the amortization of intangible assets, are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, payments to data suppliers and commissions paid to third parties. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in the first nine months of 2004. Operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in the first nine months of 2005.

	2005	2004	% Change
	(In thousands)
Institutional Services	$105,677	$90,071	+17.3%
Active Trader Services	17,536	12,728	+37.8%
Corporate and unallocated	20,746	18,553	+11.8%
Foreign Exchange	706	—	—

TOTAL SG&A	$144,665	$121,352	+19.2%
     Selling, general and administrative expenses increased by $23,313,000 or 19.2%, from $121,352,000 in the first nine months of 2004 to $144,665,000 in the first nine months of 2005. The assets of FutureSource contributed selling, general and administrative expenses of $6,616,000 in the first nine months of 2005 and $847,000 in September 2004. Foreign exchange increased selling, general and administrative expenses by $706,000 in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue increased from 33.8% in the first nine months 2004 to 35.6% in the first nine months of 2005 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue and $6,702,000 of direct selling, general and administrative costs, as previously described, primarily attributable to ComStock-related services delivered to one international customer that were reversed and deferred in the fourth quarter of 2004.
   Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased from $90,071,000 in the first nine months of 2004 to $105,677,000 in the first nine months of 2005, an increase of $15,606,000, or 17.3%. This increase in selling, general and administrative expenses is partially due to the recognition in the first quarter 2005 of $6,702,000 related to direct costs paid and associated with services delivered to one ComStock international customer. These costs were reversed from prior periods, deferred in the fourth quarter of 2004 and recognized in the first quarter of 2005. Foreign exchange increased Institutional Services selling, general and administrative expenses by $706,000 in the first nine months of 2005. Also contributing to this increase were: increased personnel costs related to the effects of annual compensation increases, higher incentive compensation, and timing of fringe benefit expense in the first nine months of 2005 and a benefit recorded in the third quarter of 2004 relating to a renegotiated supplier contract. Also contributing to the increase of selling, general and administrative expenses in the first nine months of 2005 are higher payments to data suppliers and commissions paid to third parties coupled with higher consulting and travel related costs. Lastly, costs relating to compliance with the provisions of Section 404 of the Sarbanes-Oxley Act and related SEC rules contributed to the increase.
   Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $4,808,000, or 37.8%, from $12,728,000 in the first nine months of 2004 to $17,536,000 in the first nine months of 2005. This increase reflects $6,616,000 of selling, general and administrative expenses in the first nine months of 2005 from the assets of FutureSource, compared with selling, general, and administrative expenses of $847,000 in September 2004, coupled with lower personnel related costs and an accrual recorded in the third quarter of 2004 related to supplemental costs related to third party data supplier services.

   Corporate and Unallocated
     Selling, general and administrative expenses within Corporate and unallocated increased from $18,553,000 in the first nine months 2004 to $20,746,000 in the first nine months of 2005, an increase of $2,193,000, or 11.8%, mainly due to increased compensation-related cost in the first nine months of 2005 coupled with higher consulting costs and audit accruals pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act (and related SEC rules) and the Investment Advisers Act of 1940, as amended. This was partially offset by the timing of fringe benefits coupled with the inclusion of data center consolidation initiative costs in the first nine months of 2004 which were classified as cost of services in the first nine months of 2005. The start-up costs associated with our data center consolidation were included in selling, general and administrative expenses in the first nine months of 2004. In the first nine months of 2005, operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, were classified as cost of services.
Depreciation

	2005	2004	% Change
	(In thousands)
Institutional Services	$9,394	$9,884	(5.0%)
Active Trader Services	2,822	2,839	(0.6%)
Corporate and unallocated	1,660	1,005	+65.2%
Foreign Exchange	40	—	—

TOTAL DEPRECIATION	$13,916	$13,728	+1.4%
     Depreciation expense increased by $188,000, or 1.4%, from $13,728,000 in the first nine months of 2004 to $13,916,000 in the first nine months of 2005. The assets of FutureSource contributed depreciation expense of $452,000 in the first nine months of 2005 compared to $161,000 in September 2004. Foreign exchange increased depreciation expense by $40,000 in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above.
   Institutional Services
     Depreciation expense within the Institutional Services segment decreased from $9,884,000 in the first nine months of 2004 to $9,394,000 in the first nine months of 2005, a decrease of $490,000 or 5.0%. Foreign exchange increased Institutional Services depreciation expense by $40,000 in the first nine months of 2005 mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Depreciation expense within the Institutional Services segment decreased primarily due to the scheduled expiration of asset lives during 2004 and the first nine months of 2005 and the transfer of the new East Coast data center to Corporate and unallocated.
   Active Trader Services
     Within the Active Trader Services segment, depreciation expense decreased by $17,000, or 0.6%, from $2,839,000 in the first nine months of 2004 to $2,822,000 in the first nine months of 2005 due to the scheduled expiration of asset lives during 2004 and the first nine months of 2005, partially offset by the increase in depreciation expense of $291,000 from the assets of FutureSource.
   Corporate and Unallocated
     Depreciation expense within Corporate and unallocated increased from $1,005,000 in the first nine months of 2004 to $1,660,000 in the first nine months of 2005, an increase of $655,000, or 65.2%, due to the new East Coast data center commencing operations during 2005.
Amortization

	2005	2004	% Change
	(In thousands)
Corporate and unallocated	$15,905	$16,617	(4.3%)

TOTAL AMORTIZATION	$15,905	$16,617	(4.3%)
     We do not allocate intangible amortization expense to our operating segments due to the fact that our chief operating decision maker does not use this information in evaluating the operations for each of our segments (see Note 6 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on

Form 10-Q for discussion of our segments). Corporate and unallocated amortization expense associated with acquired intangible assets decreased from $16,617,000 in the first nine months of 2004 to $15,905,000 in the first nine months of 2005, a decrease of $712,000, or 4.3%, due to the scheduled expiration of intangible asset useful lives during 2004 and the first nine months of 2005, partially offset by an increase of $676,000 of amortization expense related to FutureSource intangible assets.
Other Condensed Consolidated Financial Information
     Income from operations increased from $93,310,000 in the first nine months of 2004 to $108,229,000 in the first nine months of 2005, an increase of $14,919,000, or 16.0%.
     Other income increased from $1,554,000 in the first nine months of 2004 to $3,391,000 in the first nine months of 2005, an increase of $1,837,000, or 118.2%, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes increased from $94,864,000 in the first nine months of 2004 to $111,620,000 in the first nine months of 2005, an increase of $16,756,000, or 17.7%, reflecting the higher income from operations and other income.
     Our estimated annual effective tax rate increased from 37.6% in the first nine months of 2004 to 38.0% in the first nine months of 2005, primarily due to the enactment on July 20, 2005 of FB 2005with a retroactive effective date of March 16, 2005. Since FB 2005 was enacted in the third quarter of 2005, our effective tax rates for the nine months ended September 30, 2005 reflect the impact of the tax law change from the effective date to September 30, 2005.
     We generated net income of $59,195,000 in the first nine months of 2004 compared with net income of $69,239,000 in the first nine months of 2005, an increase of $10,044,000 or 17.0%. This improvement was primarily due to higher income from operations in the first nine months of 2005 as compared with the first nine months of 2004 as discussed above.
     We generated basic net income per share of $0.64 and diluted net income per share of $0.62 in the first nine months of 2004, as compared with basic net income per share of $0.74 and diluted net income per share of $0.72 in the first nine months of 2005 due to higher net income, partially offset by a higher number of weighted average diluted shares outstanding.
     Weighted average basic shares outstanding were essentially unchanged in the first nine months of 2005 as compared to the first nine months of 2004 and weighted average diluted shares increased by 0.6 % in the first nine months of 2005 as compared to the first nine months of 2004 due to options exercised in the past 12 months and the issuance of shares under our 2001 Employee Stock Purchase Plan. These increases were offset in large part by repurchases under our publicly announced stock repurchase plans.
Income Taxes
          We determine our periodic income tax expense based on the current forecast of income by our business respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the nine months ended September 30, 2005, our annual estimated effective tax rate was 38.0% as compared to 37.6% for the nine months ended September 30, 2004. The estimated annual effective tax rate for the first nine months ended September 30, 2005 was 38.6%, which was adjusted down reflect a tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses and reduction of a valuation allowance.
     We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.
     The American Jobs Creation Act of 2004, or the Act, became law on October 22, 2004. The Act covers a wide range of business tax issues and contains a number of changes to the Internal Revenue Code that may impact us and our accounting for income taxes in 2005. We are in the process of evaluating the effect that the Act may have on our financial position, results of operating and cash flows in the future.
     On July 20, 2005, FB2005 was enacted with a retroactive effective date of March 16, 2005 (the “effective date”). As a result of this change in the UK tax laws, our annual worldwide effective tax rate increased by approximately 0.8%. Since FB 2005 was enacted in the third quarter, our effective tax rates for the three months and nine months ended September 30, 2005 properly reflect the impact of the tax law change from the effective date to September 30, 2005.
Liquidity and Capital Resources
Operating Activities
     Cash provided by operating activities was $83,898,000 in the first nine months of 2004 compared with $92,031,000 in the first nine months of 2005, an increase of $8,133,000. This improvement was due to an increase in net income of $10,044,000 coupled with amortization of net premiums and discounts on marketable securities of $1,704,000 for investments in municipal bonds with maturities greater than 90 days but less than 180 days. This is partially offset by a decline in our working capital of $2,863,000 driven by an increased interest receivable related to the purchase of marketable securities coupled with a decrease in accrued expenses mainly due to higher bonus payments in the first nine months of 2005 compared with the first nine months of 2004.
Investing Activities
     Capital expenditures decreased from $17,723,000 in the first nine months of 2004 to $16,605,000 in the first nine months of 2005. The decrease was due mainly to higher capital expenditures in the first nine months of 2004 relating to the build out and the purchase of additional equipment and technical infrastructure for the East Coast data center in Boxborough, Massachusetts. Also contributing to the increase is the continued development of internal use software designed for use in connection with our ongoing project to consolidate our multiple ticker plants. This decrease is partially offset by capital expenditures in the first nine months of 2005 related to the build out and expansion of our West Coast data center that will provide disaster recovery capabilities.
     As part of our efforts to improve the rate of return on invested cash, in the first nine months of 2005 we purchased $189,279,000 and sold $140,732,000 of municipal bonds with maturities greater than 90 days but less than 180 days.
Financing Activities
     In the first nine months of 2005, we utilized $24,632,000 to repurchase 1,155,000 outstanding shares of common stock. Also in the first nine months of 2005, we received $15,286,000 from the exercise of options to purchase 1,087,000 shares of common stock and the purchase of 172,000 shares of common stock in connection with our employee stock purchase plan.
     In the first nine months of 2004, we received $9,334,000 from the exercise of options to purchase 836,000 shares of common stock and the purchase of 123,000 shares of common stock in connection with our employee stock purchase plan. In the first nine months of 2004 we utilized $14,346,000 to repurchase 800,000 outstanding shares of common stock.
     On July 7, 2005, we paid a special dividend of $0.80 per common share. The dividend was declared by the board of directors on May 31, 2005 and was payable to stockholders of record as of June 15, 2005. The aggregate dividend was in the amount of $74,489,355 and was paid from existing cash resources.
     Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.

Off-Balance Sheet Arrangements
     As of September 30, 2005, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates since December 31, 2004.
Commitments and Contingencies
     We are involved in ordinary, routine litigation from time to time in the ordinary course of business, with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations or cash flows.
     There have been no material changes to our commitments since December 31, 2004. (See Note 9 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.)
Inflation
     Although management believes that inflation has not had a material effect on the results of operations during the past two years, there can be no assurance that our results of operations will not be affected by inflation in the future.
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
Recently Issued Accounting Pronouncements
   Share-Based Payment
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. We expect the adoption of SFAS 123(R) to have a material impact on our net income and earnings per share. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition (see Note 5 for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2005, as if we had used a fair value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).
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

This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. We do not expect the adoption of SFAS 154 to have a material impact on its financial results.
Information Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans including product and service developments, future financial conditions, results of operations, cash flows or projections or current expectations, including those appearing under “Business and Market Trends”. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost cutting pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our products or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic alliances or acquisitions on favorable terms, if at all; (x) our ability to derive the anticipated benefits from our strategic alliances or acquisitions; (xi) potential regulatory investigations of us or our customers relating to our services; (xii) the regulatory requirements applicable to our business, including our FT Interactive Data Corporation subsidiary, which is a registered investment adviser; (xiii) our ability to attract and retain key personnel; (xiv) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; (xv) our ability to successfully and effectively complete the consolidation of our data centers, ticker plants and production systems and achieve anticipated benefits in the desired time frame, if at all; (xvi) our ability to develop new and enhanced service offerings and our ability to market and sell those new and enhanced offerings successfully to new and existing customers; and (xvii) our ability to comply on an ongoing basis with the rules and regulations set forth in and/or adopted pursuant to the Sarbanes-Oxley Act and related Securities and Exchange Commission and New York Stock Exchange rules and regulations. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.
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

     Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on us.
     Total service revenue for the three months and nine months ended September 30, and long lived assets as of September 30, 2005 and December 31, 2004 by geographic region outside the United States, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service Revenue
Europe	$29,318	$25,226	$98,315	$73,934
Asia Pacific	2,826	1,628	8,073	4,831

Total	$32,144	$26,854	$106,388	$78,765

	As of	As of
	September 30, 2005	December 31, 2004
	(In thousands)
Long-Lived Assets
Europe	$123,543	$134,363
Asia Pacific	4,382	2,654

Total	$127,925	$137,017

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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of September 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1)
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
July 1, 2005 — July 31, 2005	80,000	$21.23	80,000	876,000
August 1, 2005 — August 31, 2005	92,000	$21.88	92,000	784,000
September 1, 2005 — September 30, 2005	84,000	$22.37	84,000	700,000
Total	256,000	$21.84	256,000	700,000

(1)	On June 1, 2005, we announced in a press release that our board of directors had authorized a new stock repurchase program to purchase up to 1,000,000 of our outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We have used, and expect to continue to use, cash on hand to fund repurchases under the program.

(2)	No shares have been purchased in the third quarter of 2005 other than through our publicly announced stock repurchase program.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibits*

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described

**	Management contract or compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 8, 2005	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: November 8, 2005	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Executive Vice President and Chief Financial Officer