Form 10-K
period 2005-12-31
INTERACTIVE DATA CORP/MA/
filed 2006-03-14
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $711,839,015.

As of February 14, 2006, the registrant had 93,377,274 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006.

i

PART I

Item 1.	Business

OVERVIEW

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis and trading activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two business segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of three businesses:

FT Interactive Data.  Our FT Interactive Data business provides financial institutions, redistributors and outsourcing organizations with historical and end-of-day pricing, evaluations, dividend, corporate actions and descriptive information for an extensive range of securities, commodities, and derivative instruments that are traded around the world. FT Interactive Data accounted for $353.0 million, or 65.0%, of our service revenue in 2005.

ComStock.  Our ComStock business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. As a result of the December 2005 acquisition of IS.Teledata AG, our ComStock business also markets a suite of managed market data solutions that aggregate and customize the display of financial content. ComStock accounted for $85.7 million, or 15.7%, of our service revenue in 2005. IS.Teledata AG, which we acquired on December 13, 2005, accounted for $2.0 million, or 0.4%, of our service revenue in 2005.

CMS BondEdge.  Our CMS BondEdge business provides financial institutions with sophisticated fixed income analytics. CMS BondEdge accounted for $32.4 million, or 6.0%, of our service revenue in 2005.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. The Active Trader Services segment is composed of one business:

eSignal.  Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets in the United States as well as a number of international markets. eSignal accounted for $69.8 million, or 12.9%, of our service revenue in 2005.

On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. These assets will be managed as part of the eSignal business and include subscription-based active trader services, QChartstm and LiveChartstm, and financial websites, Quote.com® and RagingBull.comtm. The price paid in cash for the assets was $30,000,000. We are now in the process of integrating these assets into our eSignal business. We funded this acquisition from existing cash resources.

For service revenue, income from operations and identifiable assets and the relevant percentages for each of our segments, and service revenue and long-lived assets by geographic region, please refer to Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Corporate History

On February 29, 2000, Data Broadcasting Corporation merged with Interactive Data Corporation. This merger brought together the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included the eSignal and CMS BondEdge businesses, with the historical and end-of-day pricing, evaluations and information businesses of Interactive Data Corporation (now known as FT Interactive Data). The core FT Interactive Data business has been in the financial data business for over 35 years. Interactive Data Corporation, formerly known as Data Broadcasting Corporation, was incorporated in 1992 under the laws of the state of Delaware. As a result of this merger and a subsequent purchase of our common stock from a stockholder in January 2006, Pearson plc indirectly owns approximately 62% of our issued and outstanding common stock.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed a number of acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments:

•	In 2002, we acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service business.

•	In 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-US assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock.

•	In 2003, we acquired the real-time datafeed customer base of HyperFeed Technologies, Inc., a provider of enterprise-wide real-time data processing and transaction technology software and services.

•	In 2004, we acquired the assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data.

•	In December 2005, we acquired approximately 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of managed market data solutions that aggregate and display customized financial content. We subsequently acquired an additional 3.6% of IS.Teledata shares from minority shareholders, increasing our total ownership in IS.Teledata to approximately 98.7% as of March 3, 2006.

•	In March 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. These assets include subscription-based services for active traders, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com.

Industry Background

The financial services industry utilizes financial market data and analytics to assist in valuing and transacting securities, facilitating investment decision making, and addressing various regulatory requirements. Such financial market data and analytics include real-time and historic pricing and evaluation information, dividend, corporate actions and descriptive information and other related business or financial content, as well as access to sophisticated decision-support tools that analyze this content.

It can be costly and complex for financial institutions, information media companies and others to directly obtain, aggregate, store, evaluate and distribute financial market data from the securities exchanges and other financial markets worldwide. In addition, financial institutions and other organizations using financial market data typically strive to consistently obtain their content in a timely manner without sacrificing quality or security. Further, financial institutions often seek to seamlessly integrate financial content from third parties into analytical tools used for investment research as well as into the systems used in their operational workflow to help address their customer service and support, sales and marketing, regulatory compliance and other business challenges. In addition, active traders, individual investors and investment community professionals seek real-time investment information and related tools to assist them in formulating, validating and executing their trading strategies.

Extensive expertise and technical know-how about the financial market data industry are required to effectively obtain, store, evaluate and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and know-how are highly specialized, diffuse and not readily obtainable or transferable, as are the underlying technical infrastructure and related systems for delivering such content and analytics to customers.

For these reasons, investors and financial institutions work with financial market data vendors like us that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that include fixed income, options, futures and foreign exchange data; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent, and timely manner. In addition, financial market data vendors such as ourselves invest significant resources to identify and minimize source or other errors in reporting, collecting and aggregating, storing and distributing information before delivery of data to customers. Further, specialized financial market data vendors like us can assist financial institutions in their efforts to value the many securities, particularly fixed income securities, that trade infrequently, if at all, in the secondary market. In addition, customers often invest in applications that aggregate content from third-party providers and internal information to support their client service, sales and marketing and operations activities. Customers also access sophisticated analytics like the analytics we provide that seamlessly integrate financial content from an extensive range of market sources in order to make more informed, timely investment decisions.

Services and Customers

We offer our services to financial institutions, active traders and individual investors. Our businesses address the financial market data needs of these customers by providing time-sensitive information regarding a broad spectrum of securities as well as access to sophisticated decision-support tools. We target our customers through the businesses within our Institutional Services, and Active Trader Services segments.

Institutional Services

Our FT Interactive Data, ComStock and CMS BondEdge businesses primarily focus on servicing the informational needs of financial institutions. We have historically achieved high customer retention rates within our Institutional Services segment.

FT Interactive Data

Our FT Interactive Data business provides financial institutions with information on an extensive range of securities, commodities, and derivative instruments that are traded around the world. FT Interactive Data’s information regarding these securities, commodities and derivative instruments includes historical and end-of-day pricing, evaluations, and related information such as capitalization changes and dividends, descriptive data, earnings and shares outstanding information, and reorganization announcements. This business also offers customers access to related analytic tools and its extensive database containing historical and descriptive information. As of the end of 2005, FT Interactive Data supplied data directly to over 4,000 institutional customer accounts as well as to redistributors and outsourcing organizations such as custodian banks, service bureaus, prime brokers, financial software and systems companies, and information media firms. A single financial institution may have more than one account. Redistributors and outsourcing organizations sublicense or redistribute data typically to medium and small institutions, and individual investors.

In addition to information concerning listed securities, FT Interactive Data specializes in providing evaluations for hard-to-value, unlisted fixed income securities through its evaluated pricing services as well as hard-to-obtain information relating to securities from emerging markets. Through our evaluated pricing services, FT Interactive Data provides evaluations for more than 2.5 million fixed income securities, including securities issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance securities and foreign securities issued in markets outside

North America such as convertible bonds, debentures, Eurobonds and government and corporate bonds. FT Interactive Data’s evaluated pricing services also include our Fair Value Information Service through which we provide evaluations for certain international equity securities. The Fair Value Information Service is designed to provide customers with various information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation.

FT Interactive Data’s proprietary methodologies for evaluating infrequently traded fixed income securities combine modeling techniques, information from market sources and a team of skilled evaluators who take account of market conditions and specific price-impacting events. FT Interactive Data’s evaluations represent our good faith opinion of the price a buyer in the marketplace would pay for a given fixed income security (typically in an institutional round lot position) in a current sale. In addition to evaluated pricing services, FT Interactive Data also provides descriptive data relating to these fixed income securities such as call and sinking fund, call announcement, interest payment, original issue discount, and reorganization data, as applicable.

We believe that the combination of FT Interactive Data’s listed pricing information and evaluated pricing services help mutual funds, pension funds and money managers value securities. For example, each US mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider pricing and evaluation data from FT Interactive Data as an important part of their own daily valuation determinations.

Financial institutions also utilize FT Interactive Data’s content to support an array of other applications. Trading activity information provided by FT Interactive Data is used by financial services firms to settle purchases and sales of securities and prepare reports and account statements internally and for clients. In addition, financial institutions utilize FT Interactive Data’s securities information as they perform activities required to meet various regulatory requirements. Historical, end-of-day and intraday data from FT Interactive Data is also used by customers to research investment decisions.

FT Interactive Data has developed proprietary methods for receiving and packaging source data. In addition, when possible, teams of professionals work to enhance the quality and completeness of the data before it is delivered to customers. FT Interactive Data’s customers receive a majority of their data through computer-to-computer links and Internet-based applications. FT Interactive Data also works closely with redistributors who typically use their own delivery systems or serve as an interface between their clients’ and FT Interactive Data’s delivery systems to redistribute and/or process the data provided by FT Interactive Data. FT Interactive Data designs its datafeeds to be compatible with third-party software applications and standard industry protocols to allow institutional customers to integrate these datafeeds into their technology infrastructures.

FT Interactive Data actively seeks to enhance its existing services and develop new offerings by expanding its data coverage, particularly in the area of hard-to-value securities by increasing the delivery frequency of its services, and adding new capabilities including those designed to assist customers with their operational workflow and their regulatory compliance challenges. We believe that the importance of FT Interactive Data’s services will continue to increase as financial instruments become more numerous and complex, if regulatory requirements expand and as the financial services industry moves toward faster and more automated settlement processing.

ComStock

Our ComStock business provides financial institutions, information media companies, including financial websites, other online content providers, and redistributors with real-time and delayed information covering an extensive range of securities traded worldwide. As of the end of 2005, ComStock had approximately 2,600 direct customer accounts. A single financial institution or information media company may have more than one direct account.

ComStock provides a real-time, high-speed, global financial market datafeed, integrating real-time and/or delayed data from an extensive range of stock exchanges and other sources worldwide through its PlusFeed service. PlusFeed has broad coverage of the US securities markets, as well as extensive international coverage in Europe, Asia Pacific, South America and Africa. The real-time data includes coverage of equities, market depth and electronic communication networks, or ECNs, corporate bonds, commodities and options, mutual funds and money markets, fixed income instruments, foreign exchange rates, and US and international news coverage from a range of sources. In addition to this content, the ComStock PlusFeed service offers comprehensive related information including global fundamental data, corporate actions records, historical data, and analytics and capabilities. ComStock offers a variety of delivery methods for its datafeeds, including leased line, satellite and virtual private network.

As a result of the December 2005 acquisition of IS.Teledata AG, ComStock also markets a suite of managed market data solutions that aggregate and customize the display of financial content that can be sourced from both the customer and from a number of information providers including ComStock. IS.Teledata offerings consist of financial market data, access to decision-support tools, and hosting services. These offerings utilize a flexible web services architecture designed to meet the needs of financial services users, from consumer portals to the front-office, middle-office and back-office professionals within financial institutions. Such offerings are designed to allow integration of proprietary and third-party data and to meet the robust performance requirements of the financial services industry.

As part of its plans to enhance its services, ComStock seeks to expand its delivery network to accommodate significant increases in the volume of financial market data to increase the speed of its datafeeds, and to develop datafeed interfaces for integration with third-party and in-house applications and tools utilized by institutional customers. ComStock also plans to enhance its suite of managed market data solutions by developing new web-based tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of appropriate derivative instruments, options, futures and investment funds, and by creating new statistical tools to enable customers to better track the performance of their investments.

CMS BondEdge

CMS BondEdge services are used by financial institutions to manage risks and understand the performance of diversified fixed income portfolios. As of the end of 2005, over 500 direct institutional accounts based primarily in North America subscribed to CMS BondEdge services. A single financial institution may have multiple accounts supporting different applications in various departments. The primary users of our services within these financial institutions are fixed income portfolio managers who invest in or sell fixed income securities, particularly those that require specialized modeling.

The CMS BondEdge services include interest rate and credit risk management tools, as well as regulatory reporting and compliance tools. In addition, customers can simulate various market environments to help forecast performance results. CMS BondEdge services interface with many of the major third-party accounting and asset/liability software packages in order to reduce duplicate data entry and to facilitate improved accuracy and efficiency within an organization. CMS BondEdge customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. These services are offered via an array of delivery options, including client-server (BondEdge®), ASP/Internet accessible (eBondEdge) and local area network/wide area network configurations (BondEdge ES). In addition, CMS BondEdge provides a service bureau offering, which is an outsourcing option whereby CMS BondEdge directly assists customers in performing certain fixed income portfolio analysis activities.

CMS BondEdge seeks to expand the functionality and features of its services including adding new performance attribution capabilities and new models, enhancing integration with other vendors’ services, and customizing its offerings for international markets. In addition, to meet the needs of large financial institutions who operate centralized data warehouses, CMS BondEdge offers its analytics in unbundled form. The centralized data warehouse, including CMS BondEdge analytics, is used to support multiple departments and varied applications throughout the institution.

Active Trader Services

Our eSignal business services the needs of active traders, individual investors and investment community professionals.

eSignal

eSignal provides streaming, real-time financial market information and access to decision-support tools to active traders, individual investors and investment community professionals. As of the end of 2005, eSignal had approximately 45,800 direct subscription terminals.

The financial data available to eSignal subscribers includes equities, options, derivative instrument data, single stock futures, indices, market depth from the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, eSignal subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking and news and commentary. eSignal also maintains financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. These financial websites generate revenue through online advertising.

eSignal’s information is delivered via a sophisticated network infrastructure with an advanced internet protocol multicast backbone and multiple, geographically dispersed computer server farms. eSignal services include its eSignal and FutureSource® line of workstations; its QCharts and LiveCharts family of market data platforms and related analytics; its wireless product, QuoTrek®; an advanced analytics package, Advanced GETTM; streaming, real-time, web-based quotes and charting services, MarketCenter LIVETM; financial websites, MarketCenter.com, FutureSource.com, Quote.com and RagingBull.com; and its seminar offering, eSignal Learning.

eSignal seeks to expand its portfolio of services and enhance its existing offerings by broadening the content offered across its services and websites, and adding new features and capabilities.

In 2004, eSignal finalized the phase out, which began in 2001, of its satellite broadcast-based services. Broadcast-based technology services declined significantly year-to-year, declining 81.5% from 2003 to 2004, 58.6% from 2002 to 2003, and 55.9% from 2001 to 2002, as customers migrated to alternative delivery sources, including eSignal’s Internet-based services.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders, and individual investors. A key element of our strategy involves working closely with our largest customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customers’ needs, we believe we can develop enhancements to existing services or introduce new offerings which offer new or improved features, content or capabilities that appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1. Focus on High-Value Services.  Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of FT Interactive Data’s expertise in delivering evaluations for hard-to-value fixed income securities and international equity securities and providing hard-to-obtain information from emerging markets provides unique value to its customers. In the future, FT Interactive Data plans to broaden its coverage to include new, complex derivative instruments. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery.

2. Expand into Adjacent Markets.  We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG will enable us to provide managed market data solutions that aggregate and display customized financial content, which we believe complements our existing market data services. Our March 2006 acquisition of the assets of Quote.com and certain other related assets includes the Quote.com and RagingBull.com financial websites, which we believe will enable eSignal to build a growing revenue stream via online advertising across an expanded family of financial websites.

3. Extend Our Reach Geographically.  In 2005, 76.9% of our service revenue was generated by customers in North America. In addition, our international service revenue has been largely concentrated with customers based in the United Kingdom. Expanding our business in continental Europe continues to be an important element in our strategy. For example, our acquisition of IS.Teledata AG provides us with access to a broader international customer base concentrated primarily in continental Europe.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. By doing so, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. We typically invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and special dividends at levels and junctures as our board of directors believes appropriate. On June 1, 2005, our board of directors authorized a new stock buyback program for the purchase of up to one million shares of our common stock. Under this program, we repurchased a total of 552,000 shares of our common stock as of December 31, 2005.

Marketing

To support the sales efforts of our businesses, we implement a range of promotional activities such as public relations, direct mail, email, seminars, targeted trade shows and customer-oriented events, and advertising. When possible, the businesses coordinate sales, marketing and product development activities to cost effectively address the needs of mutual customers in a timely manner. We also work closely with redistributors to jointly market our services to current and prospective customers.

Across each of our businesses, regardless of business segment, our offerings are licensed in one of three ways: (1) a fixed fee annual or monthly subscription basis; (2) a usage basis; and (3) a combination of a fixed minimum fee with additional amounts charged for usage above an established level.

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

Each of the core Institutional Services offerings is marketed by sales and product support specialists within FT Interactive Data, ComStock and CMS BondEdge. During 2005, we continued to enhance joint selling efforts between businesses within the Institutional segment. In addition, some of our strategic customers are now supported by a major accounts group that is composed of senior relationship and customer support staff.

Our institutional sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2006, we intend to continue to work closely with our institutional customers to identify new sales opportunities and better leverage and coordinate selling efforts by our sales forces.

Active Trader Services

Each of the core Active Trader Services offerings is marketed by sales and product support specialists within eSignal. Active Trader Services are marketed by eSignal through the conventional promotional campaigns discussed above as well as through third-party developer relationships which market eSignal’s Internet-delivered services to their customers. eSignal also invites third-party software developers to write trading system software that is compatible with eSignal’s systems and asks trading educators to consider use of eSignal services in their seminars. In addition to direct sales, distribution channel partners have been an important source of new subscribers in recent years.

Competition

The market for providing financial market data, analytics and related services is intensely competitive in each of our business segments. Across our businesses, we believe that our primary competitive advantages include the following:

•	The timeliness, reliability, quality and breadth of coverage associated with our data and related services compared with those of our competitors;

•	Our ability to expand our data content offerings to meet the current and evolving needs of our customers;

•	Our ability to deliver market data services using a variety of delivery platforms and technologies, and easily and cost-effectively integrate this content into the operational workflow of our customers;

•	Our ability to launch new services to both expand and strengthen our customer base; and

•	The quality of our customer service and support.

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented FT Interactive Data and ComStock businesses are large global suppliers of financial and business news and financial market data, including Bloomberg, Reuters Group plc, Standard and Poor’s, Telekurs Financial, Thomson Financial and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new products than we do. In addition, these competitors may have diverse product lines which allow them the flexibility to price their products more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services.

As a specialty service, CMS BondEdge, which provides access to analytical tools primarily for fixed income portfolio managers, competes against other financial services analytical software companies such as FactSet Research Systems as a result of its 2005 acquisition of Derivative Solutions Inc., The Yield Book, Inc., which is a wholly owned subsidiary of Citigroup Capital Markets, and Wilshire Associates Incorporated. Other challenges unique to this business include brokerage firms developing software solutions internally or with the assistance of outside consultants. We believe that additional competitive advantages possessed by CMS BondEdge include unbiased analytics (independent of brokerage or asset management firm), advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, as well as complete and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, eSignal competes against numerous competitors including CQG, Inc., DTN Market Access, Inc. and Lehman Brothers via its recent acquisition of Townsend Analytics, Thomson Financial, TradeStation, and others. eSignal’s financial websites compete directly and indirectly for advertisers, viewers and content providers against numerous competitors that aggregate financial, business and investment information, news and related content including general purpose consumer-oriented websites such as Google, Yahoo!, America Online, and the Microsoft Network; financial and business-oriented news services, newspapers, magazines, and television networks that operate related websites such as Reuters, Bloomberg Business News, The Wall Street Journal, Forbes and CNN; and specialized business, financial and investment websites such as TheStreet.com, MarketWatch.com and the Motley Fool. In addition to the advantages cited above, we also believe that other competitive advantages with respect to these services are ease of use, compatibility with third-party software packages, and price.

Technology Infrastructure

Our global technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. By design, our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. In our eSignal and ComStock businesses, user connections are load balanced between our data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load.

During 2005, we continued to implement a major project to streamline and upgrade our data collection and delivery infrastructure. This project involves enhancing the backup and resiliency for our North American businesses and consolidating seven separate data centers and related facilities in the United States into two major independent data centers located in Boxborough, Massachusetts, referred to as our East Coast data center, and Hayward, California, referred to as our West Coast data center. Throughout 2005, we continued migrating activities from our other data centers to the East Coast and West Coast data centers. We expect to complete the project in the spring of 2006. We continue to be focused on maintaining an infrastructure that allows us to provide data using various delivery methods designed to meet the needs of our customers worldwide.

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

We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc, or Pearson. This license’s initial five-year term ended on March 7, 2006. Thereafter the license automatically renews for subsequent one-year terms unless terminated. The license renewed for a one-year term as of March 7, 2006. We do not believe the cessation of our rights under this license would materially adversely affect our operations or financial results as a whole. Pearson indirectly owns approximately 62% of our outstanding common stock.

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

	2005	2004	2003
	(In thousands)

United States	$416,151	$382,242	$346,457
United Kingdom	64,820	60,246	62,783
All other European countries and Canada	50,934	33,876	27,050
Asia Pacific	10,962	8,201	6,400

Total	$542,867	$484,565	$442,690

During the past two fiscal years, long-lived assets by geographic region are as follows:

	2005	2004
	(In thousands)

United States	$549,128	$568,435
United Kingdom	119,213	134,363
All other European countries	54,416	—
Asia Pacific	4,504	2,654

Total	$727,261	$705,452

Employees

We had approximately 2,100 employees as of January 31, 2006. We believe that our relations with our employees are good.

Regulation

DBC Securities, Inc., one of our subsidiaries, was registered as a broker-dealer with the Securities and Exchange Commission, or SEC, and various state securities commissions and was also subject to regulation by the National Association of Securities Dealers, Inc., of which it was a member. In the fourth quarter of 2004, DBC Securities, Inc. filed a notice of withdrawal from registration as a broker-dealer and ceased doing business as of December 31, 2004. We dissolved this subsidiary in August 2005.

FT Interactive Data Corporation, one of our subsidiaries, is registered with the SEC as an investment adviser and is subject to regulation under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

Internet Address, SEC Reports and NYSE Reports

We maintain a website with the address www.interactivedata.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also include on our website our code of business conduct and ethics, corporate governance guidelines and the charters for each of the audit, compensation and nominating and corporate governance committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.

We submitted our 2005 annual Section 12(a) CEO Certification with the New York Stock Exchange. The Certification was not qualified in any respect.

Executive Officers of the Registrant

Name	Age	Office Held with Company

Stuart J. Clark	58	President and Chief Executive Officer
Steven G. Crane	49	Executive Vice President and Chief Financial Officer
Andrea H. Loew	48	Vice President, General Counsel and Corporate Secretary
John L. King	55	Chief Operating Officer
Raymond L. D’Arcy	53	President, Sales, Marketing and Institutional Business Development

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

Steven G. Crane has served as our executive vice president and chief financial officer since November 30, 1999. In September, 2005, Mr. Crane notified Interactive Data Corporation that he would resign as executive vice president and chief financial officer upon the appointment by the board of directors of a new chief financial officer. He will continue to serve as executive vice president and chief financial officer until such replacement has been appointed and at that time will assume the position of President of FT Interactive Data Corporation. From October 1997 through November 30, 1999, Mr. Crane served as vice president and chief financial officer of Video Services Corporation, a company listed on the American Stock Exchange. From 1996 to 1997, Mr. Crane was the owner of ATE, Inc., a provider of packaging related equipment to international bottling companies. From 1990 to 1995, Mr. Crane was a division CFO for Pepsi-Cola International.

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

John L. King has served as our chief operating officer since September 2005 and as chief operating officer of FT Interactive Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/president of Financial Times Group’s Extel Financial Ltd. Division. Prior thereto, Mr. King served as vice president, IDSI services for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation).

Raymond L. D’Arcy has served as our president of sales, marketing and institutional business development since September 2005 and as president of sales, marketing and institutional business development of FT Interactive Data since March 6, 2006. He had served as president of data delivery products for FT Interactive Data from January 2001 until September 2005. From 1999 to 2001, Mr. D’Arcy served as senior vice president of global sales, marketing and customer support for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as FT Interactive Data’s regional sales director for Eastern North America for ten years.

Item 1A.  Risk Factors

We face intense competition.  We operate in highly competitive markets in which we compete with other distributors of financial market data, analytics and related services. We expect competition to continue to be rigorous. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand offerings and data content more effectively, use their financial resources to sustain aggressive pricing and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their services. Increased competition in the future could adversely affect our market share or margins and could have a material adverse effect on our business, financial condition or operating results.

A prolonged outage at one of our data centers could result in reduced service revenue and the loss of customers.  Our customers rely on us for the delivery of time-sensitive, up-to-date data. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and transactions on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain back-up facilities for each of our major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. In addition, a loss of our services may induce our customers to seek alternative data suppliers. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

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

Our inability to maintain relationships with service bureaus and custodian banks would decrease our service revenue.  Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. While we believe the importance of back office operations will continue to increase, if this trend shifts or any of these relationships are disrupted or are terminated, our results of operations could be materially adversely impacted.

A decline in activity levels in the securities markets could lower demand for our services.  Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial market data demand is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the US or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity or adversely impacts the financial condition of our customers, our service revenues could be materially adversely affected. We have experienced lower demand, contract cancellations or renegotiations as a result of declines in activity levels in the securities markets in prior years and such cancellations or downgrades may continue.

Consolidation of financial services within and across industries could lower demand for our services.  As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. There are two types of consolidations: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization resulting from consolidations, could have a material adverse effect on our service revenue.

The continuing impact of cost-cutting pressures across the financial services industry could reduce demand for our services.  Many customers within the financial services industry are striving to reduce their operating costs. To achieve this goal, customers may seek to reduce their spending on financial market data services and related analytics. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, either by consolidating their spending with fewer vendors or by selecting vendors with lower-cost offerings. If customers elect to consolidate their spending on financial market data services with other vendors and not us, or if we cannot price our services as aggressively as the competition, our results of operations could be materially adversely affected.

New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings.  We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our service revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately anticipate customers’ needs and technological trends accurately, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate service revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance; lack of market acceptance would result in lower service revenue.

We may not be able to negotiate and enter into strategic alliances or acquisitions on favorable terms, if at all, and we may fail to derive the anticipated benefits from these transactions.  Our growth depends upon market growth, our ability to enhance our existing services, and our ability to introduce new services on a timely basis. A significant part of our growth strategy has been and continues to be growth through strategic acquisition. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies, and personnel. The success of any acquisition depends in part on our ability to integrate the acquired business or assets, including customers, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties and integration could take longer than anticipated. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing business. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, for example, supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure. Strategic alliances have also been and continue to be important to expanding our customer base and enhancing the appeal of our offerings. We have established strategic business alliances with companies who redistribute our services to their customers or who provide us with additional content that we can redistribute to our customers. The success of these alliances depends in part on our ability to work collaboratively with these business partners to jointly market our services and content. We may not be able to effectively or efficiently deliver our services to these business partners or redistribute their content under financial terms that are mutually satisfactory, or achieve the desired benefits from these alliances.

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation.  The securities laws and other regulations that govern our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the US and foreign countries. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, could cause us to incur substantial costs and distract our management from our business. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit due to actual or alleged violations of one or more of their regulatory obligations, we could become subject to intense scrutiny. The intense scrutiny could involve an examination of whether the services we provided to the customer during the time period of the alleged violation were related to or had contributed in any manner to the commission of the violation. We may be required to expend a significant amount of resources explaining and/or defending the services we provided. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers.

Certain of our subsidiaries are subject to complex regulations and licensing requirements.  Our FT Interactive Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern FT Interactive Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we could no longer operate those portions of our business that require us to qualify as an investment adviser. Recently, the financial services industry, and in particular the mutual fund industry, has received negative publicity, which has led to increased legislation, regulation, review of industry practices and private litigation. As the regulatory obligations applicable to investment advisers increase, our compliance costs likewise increase. Similarly, our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. The financial services laws and other regulations that govern its activities are complex. If we were to lose this license, the subsidiary could no longer operate those portions of our business in Australia that require the license to be held. In addition, in order to offer new financial services we could be required to extend the license authorizations, which is at the discretion of ASIC. The inability to provide one or more of our services would adversely impact service revenue and could have a material adverse effect on our business and results of operation.

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

Pearson has the ability to control us.  Pearson indirectly holds approximately 62% of our issued and outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over our management and our affairs, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of our stockholders.

The foregoing discussion of risks, uncertainties, and assumptions is by no means complete but is designed to highlight important factors that may impact our results of operation and our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

			Current
	Operating	Square	Annual
Location	Unit/Segment	Feet	Rental Rate	Expiration Date

Akron, OH	Active Trader	4,110	$57,026	September 2006
Bedford, MA	Institutional and Corporate	95,725	$1,172,631	May 2016
Bedford, MA	Institutional and Corporate	64,349	$656,894	July 2006
Boston, MA	Institutional	11,910	$357,300	March 2010
Boxborough, MA	Corporate, Institutional and Active Trader	48,817	$244,085	September 2018
Channel Islands, UK	Institutional	2,301	$92,705	October 2011
Cheltenham, UK	Institutional	2,100	$42,919	October 2010
Chicago, IL	Institutional	4,646	$135,932	September 2011
Chicago, IL	Active Trader	3,840	$97,236	October 2007
Cologne, Germany	Institutional	15,777	$248,450	December 2008
Dublin, Ireland	Institutional	15,902	$290,171	February 2012
Edinburgh, Scotland	Institutional	5,200	$83,549	August 2006
Fort Lauderdale, FL	Active Trader	1,210	$19,331	August 2006
Frankfurt, Germany	Institutional	78,548	$2,180,844	December 2011
Geneva, Switzerland	Active Trader	1,270	$9,106	June 2006
Harrison, NY	Institutional	37,760	$827,052	October 2006
Hayward, CA	Active Trader	60,158	$1,317,327	June 2013
Hong Kong, PRC	Institutional	3,369	$42,343	June 2008
Houston, TX	Active Trader	2,486	$76,953	June 2007
Lombard, IL	Active Trader	9,356	$153,444	May 2011
London, UK	Institutional	65,000	$1,587,994	April 2010
Luxembourg	Institutional	2,500	$12,371	December 2010
Madrid, Spain	Institutional	2,063	$85,777	May 2007
Melbourne, Australia	Active Trader and Institutional	4,828	$82,212	November 2010
Milan, Italy	Institutional	2,045	$19,289	July 2006
New York, NY	Institutional	87,304	$2,125,836	May 2013
New York, NY	Institutional	27,386	$980,419	November 2009
New York, NY	Active Trader	11,572	$413,640	June 2012
Paris, France	Institutional	2,669	$157,186	December 2008
Paris, France	Institutional	700	$29,540	May 2006
Santa Monica, CA	Institutional	22,877	$676,930	November 2012
Singapore	Institutional	2,530	$47,620	October 2006
West Orange, NJ	Corporate	2,201	$49,522	January 2008
Zurich, Switzerland	Institutional	1,808	$35,758	April 2006

We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations.

If we are unable to renew any of the leases that are due to expire in 2006, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low

2005:
Quarter Ended March 31	$21.84	$20.00
Quarter Ended June 30	$22.46	$19.05
Quarter Ended September 30	$22.89	$20.60
Quarter Ended December 31	$23.43	$21.63

	High	Low

2004:
Quarter Ended March 31	$18.50	$16.40
Quarter Ended June 30	$18.77	$16.25
Quarter Ended September 30	$19.28	$16.80
Quarter Ended December 31	$22.17	$18.24

Stockholders

As of February 14, 2006, there were 93,377,274 outstanding shares of our common stock held by 1,225 holders of record.

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

On May 31, 2005, our board of directors declared a special dividend of $0.80 per share of common stock, payable to stockholders of record as of June 15, 2005. The aggregate dividend of $74,489,355 was paid on July 7, 2005 from existing cash resources. We did not pay any dividends during 2003 and 2004.

Issuer Purchases of Equity Securities

On September 28, 2004, we announced in a press release and also in a Current Report on Form 8-K that our board of directors had authorized the repurchase of up to 1,000,000 of our outstanding shares of common stock.

During 2005, we completed the buyback under this program. On June 1, 2005, our board of directors authorized a new stock buyback program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion.

				(d) Maximum
				Number of
			(c) Total Number of	Shares
			Shares	that May Yet Be
	(a) Total Number of		Purchased as Part of	Purchased Under
	Shares	(b) Average Price	Publicly Announced	the Plans or
Period	Purchased(1)	Paid per Share	Plans or Programs	Programs

October 1, 2005 — October 31, 2005	84,000 shares	$22.33	84,000 shares	616,000 shares
November 1, 2005 — November 30, 2005	84,000 shares	$22.16	84,000 shares	532,000 shares
December 1, 2005 — December 31, 2005	84,000 shares	$22.50	84,000 shares	448,000 shares

Total	252,000 shares	$22.33	252,000 shares

(1)	No shares have been purchased by us other than through our publicly announced stock buyback program.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the years ended December 31, 2001 through 2005 has been derived from our consolidated financial statements. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Service revenue	$542,867	$484,565	$442,690	$375,015	$340,002
Income from operations(1)	144,140	125,869	115,349	98,232	25,653
Net income	93,864	80,271	72,201	60,733	4,312
Net income per common share
Basic	1.01	0.86	0.78	0.67	0.05
Diluted	0.98	0.84	0.76	0.65	0.05
Weighted average common shares Basic	93,204	93,152	92,319	91,159	90,844
Diluted	95,989	95,525	94,450	93,730	92,510
Total assets	996,920	1,019,776	905,578	765,227	697,983
Stockholders’ equity	855,406	857,756	762,531	662,743	582,667
Cash dividends declared per common share	0.80	—	—	—	0.29

(1)	Income from operations, net income and net income per common share, in 2001 includes amortization of goodwill in the amount of $37,535,000. Beginning in 2002, the amortization of goodwill was no longer required in accordance with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included herein in Item 8. Amounts in the tables including footnotes to the tables are shown in thousands, except per share data.

Overview

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis and trading activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two business segments: Institutional Services and Active Trader Services.

Institutional Services

In the Institutional Services segment, we have the following three businesses:

•	FT Interactive Data provides historical and end-of-day pricing, evaluations, dividend, corporate actions and descriptive information for an extensive range of financial instruments traded worldwide.

•	ComStock provides real-time and delayed financial market information as well as a suite of managed market data solutions that aggregate and customize the display of financial content.

•	CMS BondEdge provides sophisticated fixed income analytics.

On December 13, 2005, we acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. IS.Teledata, which is being managed as part of the ComStock business, provides financial institutions with managed market data solutions that aggregate and display customized financial content. This acquisition enables us to market a set of offerings that complement our core portfolio of financial market data services, and broaden our presence in continental Europe. We funded this acquisition from existing cash resources. We subsequently acquired an additional 3.6% of IS.Teledata shares from minority shareholders for an aggregate purchase price of $2,206,000, increasing our total ownership in IS.Teledata to approximately 98.7% as of March 3, 2006.

Active Trader Services

In the Active Trader Services segment, we have one business, eSignal, which was supplemented by the September 2004 acquisition of the assets of FutureSource, LLC and its subsidiaries, or FutureSource and the March 2006 acquisition of the assets of Quote.com and certain other related assets:

•	eSignal provides real-time financial market information and access to decision-support tools.

On September 1, 2004, we acquired the assets of FutureSource, a privately held global provider of real-time futures and commodities data. This acquisition increased our ability to provide global coverage of real-time futures and commodities data. The price paid in cash for the assets was $18,347,000. We continue to integrate the FutureSource assets into our eSignal business. We funded this acquisition from existing cash resources.

On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. These assets will be managed as part of the eSignal business and include subscription-based active trader services, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com. The price paid in cash for the assets was $30,000,000. We are now in the process of integrating these assets into our eSignal business. We funded this acquisition from existing cash resources.

Development of Business

On February 28, 2003, we acquired ComStock from The McGraw-Hill Companies, Inc. for approximately $115,972,000. On October 31, 2003, we acquired the consolidated market datafeed customer contracts from HyperFeed Technologies, Inc., or HyperFeed, for approximately $8,410,000. On September 1, 2004, we acquired the assets of FutureSource for $18,347,000. On December 13, 2005, we acquired IS.Teledata AG and its subsidiaries for $54,628,000.

Our results of operations for 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock, and eSignal (including FutureSource) businesses as well as 19 days of IS.Teledata. Our 2004 results of operations include the activities of the FT Interactive Data, CMS BondEdge, ComStock and eSignal (including four months of activities for FutureSource) businesses. Our 2003 results of operations, in addition to the FT Interactive Data, CMS BondEdge, and eSignal businesses, include ten months of activities for ComStock and two months of activities resulting from the acquisition of the HyperFeed customer contracts.

On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. These assets include subscription-based active trader services, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com.

Business and Market Trends

In 2005, we experienced market conditions that were consistent with those we experienced during 2004. Throughout this period, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2006 may again increase modestly over 2005 levels, customers will continue to remain focused on controlling spending on such services.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in 2005 consistent with our experience in 2004 and 2003.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely.

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth and the outsourcing trend. Another trend occurring over the past decade is the consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our service revenue. Additional consolidation activity has the potential to adversely impact our service revenue in the future.

FT Interactive Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. In the US market, FT Interactive Data’s growth in 2005 has been driven by increased demand for evaluated pricing and descriptive data services, coupled with strong retention rates and higher usage rates. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve due to lower levels of contract cancellations and renegotiated contracts in 2005 as compared with the prior year.

Growth in the FT Interactive Data business is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. FT Interactive Data continues to enhance existing services and develop new offerings and establish business alliances to address changes in the financial markets, including recent and emerging regulatory requirements and increasing competitive pressures. FT Interactive Data plans to broaden its coverage of complex derivative instruments. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing challenging market conditions to constrain our efforts in this region.

ComStock’s new sales in 2005 were largely offset by contract cancellations resulting from the final migration of the HyperFeed customers, which we acquired in November 2003, onto the ComStock platform in mid-2005. ComStock will continue to enhance its offerings and focus on opportunities to expand its business with institutional customers. The ComStock business continued to experience price pressures, with customers remaining focused on cost containment.

In December 2005, we supplemented the ComStock business by acquiring IS.Teledata AG and its subsidiaries for $54,628,000, offset by cash acquired of $5,212,000. As a result of subsequent acquisitions of IS.Teledata shares from minority shareholders for an aggregate purchase price of $2,206,000, we owned approximately 98.7% of this business, as of March 3, 2006. Through IS.Teledata, ComStock now markets a suite of managed market data solutions that aggregate and customize the display of financial content that can be sourced from both the customer and from a number of information providers including ComStock.

The CMS BondEdge business grew slightly in 2005, due to increased business with existing customers as well as new customer installations. Cancellations arising from CMS BondEdge’s customers’ cost-cutting initiatives and consolidations continue to constrain growth. Contract cancellations were slightly higher in 2005 compared with cancellations experienced during 2004. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of major US financial institutions. CMS BondEdge continues to invest in product and business development activities designed to expand business with existing and prospective customers in the United States and in Europe and Australia.

Active Trader Services

In the Active Trader Services segment, the eSignal business continued to strengthen its position as a leading financial data provider for active traders, individual investors and investment community professionals. Expansion of the eSignal business is primarily dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Subscriptions for eSignal’s array of services grew on a year-over-year basis through both direct and indirect sales distribution channels.

The eSignal business was supplemented by the 2004 acquisition of the assets of FutureSource, a privately held global provider of real-time futures and commodities data. In March 2006, we supplemented the eSignal business by acquiring the assets of Quote.com and certain other related assets from Lycos, Inc. These assets include subscription-based active trader services, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com. eSignal continues to invest in adding new features to existing eSignal, FutureSource and Quote.com services, establishing relationships that can further expand its business with active traders worldwide, developing new offerings and building traffic to and advertising on its financial websites, MarketCenter.com, FutureSource.com, Quote.com and RagingBull.com. We believe that eSignal’s future growth will result from a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools and attracting increased online advertising on eSignal’s financial websites.

RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

SERVICE REVENUE	$542,867	$484,565	$442,690
COSTS AND EXPENSES
Cost of services	167,089	156,646	141,631
Selling, general and administrative	191,615	161,313	149,129
Depreciation	18,767	18,521	16,807
Amortization	21,256	22,216	19,774

Total costs and expenses	398,727	358,696	327,341

INCOME FROM OPERATIONS	144,140	125,869	115,349
Other income, net	4,711	2,522	1,100

INCOME BEFORE INCOME TAXES	148,851	128,391	116,449
Income tax expense	54,987	48,120	44,248

NET INCOME	$93,864	$80,271	$72,201
NET INCOME PER SHARE
Basic	$1.01	$0.86	$0.78
Diluted	$0.98	$0.84	$0.76
Cash dividends paid per common share	$0.80	—	—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,204	93,152	92,319
Diluted	95,989	95,525	94,450

2005 versus 2004

Service Revenue

			%
	2005	2004	change
	(In thousands)

Institutional Services:
FT Interactive Data	$353,231	$329,329	+7.3%
CMS BondEdge	32,394	31,997	+1.2%
ComStock	85,905	68,136	+26.1%
IS.Teledata	1,957	—	—
Foreign Exchange	(467)	—	—

Total Institutional Services	473,020	429,462	+10.1%
Active Trader Services:
eSignal	50,805	47,183	+7.7%
FutureSource	19,042	7,577	+151.3%
Broadcast	—	343	—

Total Active Trader Services	69,847	55,103	+26.8%

TOTAL SERVICE REVENUE	$542,867	$484,565	+12.0%

Total Service Revenue

Total service revenue increased by $58,302,000, or 12.0%, from $484,565,000 in 2004 to $542,867,000 in 2005. Acquisitions contributed service revenue of $7,577,000 in 2004 compared with $20,999,000 in 2005. Foreign exchange had an unfavorable impact of $467,000 to service revenue in 2005 within the Institutional Services segment, mainly due to the strength of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.82 in 2005, compared with $1.83 in 2004.

In the fourth quarter of 2004, we reversed and deferred service revenue of $8,122,000 which was primarily attributable to ComStock-related services delivered to one international customer. The reversal and deferral was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the service revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. This adjustment did not have a material impact on our prior period results.

Institutional Services

Service revenue within the Institutional Services segment increased by $43,558,000, or 10.1%, from $429,462,000 in 2004 to $473,020,000 in 2005.

Service revenue for the FT Interactive Data business increased by $23,902,000, or 7.3%, from $329,329,000 in 2004 to $353,231,000 in 2005. The main growth for the FT Interactive Data business came from North America, which produced service revenue growth of 8.3% due to continued demand for evaluated pricing and descriptive data services and increased levels of usage-related service revenues. The European business of FT Interactive Data increased service revenue by 3.8% in 2005 from 2004 primarily due to lower levels of contract cancellations and renegotiations in 2005. Service revenue in 2005 for the Asia Pacific business of FT Interactive Data increased by 8.9% from 2004 primarily due to service revenue growth in Australia.

Service revenue for the ComStock business increased by $17,769,000, or 26.1%, from $68,136,000 in 2004 to $85,905,000 in 2005, primarily due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue as described above. This is coupled with new business in Europe, partially offset by contract cancellations associated with the final migration of the HyperFeed customers onto the ComStock platform. ComStock’s service revenue for 2004 and 2005 includes real-time foreign exchange data service revenue, which was previously included as Other Service Revenue and has been included in ComStock’s results beginning with the first quarter of 2005, with prior periods conformed to match this presentation.

Service revenue for the CMS BondEdge business increased by $397,000, or 1.2%, from $31,997,000 in 2004 to $32,394,000 in 2005. Higher sales in 2005 compared with 2004 were mostly offset by the timing of contract cancellations which occurred in the first quarter of 2005 resulting from cost cutting actions and consolidation within the CMS BondEdge customer base.

Within the Institutional Services segment, the IS.Teledata business, which was acquired on December 13, 2005, contributed service revenue of $1,957,000 in 2005.

Active Trader Services

Within the Active Trader Services segment, service revenue grew by $14,744,000, or 26.8%, from $55,103,000 in 2004 to $69,847,000 in 2005. This increase primarily reflects 12 months of service revenue from FutureSource of $19,042,000 in 2005 compared to four months of service revenue of $7,577,000 in 2004. This is coupled with service revenue growth as a result of a higher number of direct subscribers which grew from 43,707 at the end of 2004 to 45,839 at the end of 2005, an increase of 2,132, or 4.9%. This was partially offset by lower average net subscription fees coupled with lower broadcast service revenue, which declined from $343,000 in 2004 to $0 in 2005 due to the closure of the broadcast service in the second quarter of 2004.

Service Revenue by Geographic Region

			%
	2005	2004	Change
	(In thousands)

United States	$416,151	$382,242	+8.9%
United Kingdom	64,820	60,246	+7.6%
All other European countries and Canada	50,934	33,876	+50.4%
Asia Pacific	10,962	8,201	+33.7%

TOTAL SERVICE REVENUE	$542,867	$484,565	+12.0%

Total Costs and Expenses

Total costs and expenses consist of cost of services, selling general and administrative expenses, depreciation and amortization. Corporate and unallocated costs and expenses include corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in 2004. Operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in 2005.

In the fourth quarter of 2004, we reversed and deferred direct costs of $6,702,000 which were primarily attributable to ComStock-related services delivered to one international customer. The reversal and deferral was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the direct costs that were reversed and deferred in the fourth quarter of 2004 were recognized in the first quarter of 2005. This adjustment did not have a material impact on our prior period results.

			%
	2005	2004	Change
	(In thousands)

Institutional Services	$292,436	$263,267	+11.1%
Active Trader Services	53,162	44,630	+19.1%
Corporate and unallocated	53,508	50,799	+5.3%
Foreign Exchange	(379)	—	—

TOTAL COSTS AND EXPENSES	$398,727	$358,696	+11.2%

Total costs and expenses increased by $40,031,000, or 11.2%, from $358,696,000 in 2004 to $398,727,000 in 2005. Acquisitions contributed total costs and expenses of $6,998,000 in 2004 compared with $18,803,000 in 2005. Foreign exchange decreased total costs and expenses by $379,000 in 2005 within the Institutional Services segment mainly due to the strength of the US dollar against the UK pound sterling referred to above.

Cost of Services

Cost of services are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

			%
	2005	2004	Change
	(In thousands)

Institutional Services	$138,440	$134,744	+2.7%
Active Trader Services	26,064	21,902	+19.0%
Corporate and unallocated	2,681	—	—
Foreign Exchange	(96)	—

TOTAL COST OF SERVICES	$167,089	$156,646	+6.7%

Cost of services increased by $10,443,000, or 6.7%, from $156,646,000 in 2004 to $167,089,000 in 2005. Acquisitions contributed cost of services expenses of $2,893,000 in 2004 compared with $7,569,000 in 2005. Foreign exchange decreased cost of services by $96,000 in 2005 within the Institutional Services segment mainly due to the strength of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue decreased from 32.3% in 2004 to 30.8% in 2005 mainly due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue, as previously described.

Institutional Services

Cost of services within the Institutional Services segment increased by $3,696,000, or 2.7%, from $134,744,000 in 2004 to $138,440,000 in 2005. The IS.Teledata business, which was acquired on December 13, 2005, contributed $1,005,000 of cost of services expense in 2005 to the Institutional Services segment. Cost of services in 2005 within the Institutional Services segment grew from 2004 due to higher personnel costs resulting from annual compensation increases, increased fringe benefit expense in 2005, and the timing of capitalization of internal use software costs related to our ticker plant integration, a component of our data center consolidation initiative. The increase was also attributable to the benefit recorded in the third quarter of 2004 of a renegotiated supplier contract and higher data acquisitions costs. This increase in cost of services was partially offset by savings resulting from the continued integration of acquisitions and production systems.

Active Trader Services

Within the Active Trader Services segment, cost of services increased by $4,162,000, or 19.0%, from $21,902,000 in 2004 to $26,064,000 in 2005. This increase reflected $6,564,000 of cost of services in 2005 from the assets of FutureSource, which were acquired on September 1, 2004, compared with cost of services of $2,893,000 in 2004, coupled with annual compensation increases. This increase in cost of services was partially offset by the closure of eSignal’s broadcast service in April 2004.

Corporate and Unallocated

Cost of services expense within Corporate and unallocated of $2,681,000 are composed of costs related to our East Coast data center, which became fully operational in the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, payments to data suppliers and commissions paid to third parties for distribution of our data to mutual customers.

	2005	2004	% Change
	(In thousands)

Institutional Services	$141,255	$115,222	+22.6%
Active Trader Services	23,301	19,047	+22.3%
Corporate and unallocated	27,322	27,044	+1.0%
Foreign Exchange	(263)	—	—

TOTAL SG&A	$191,615	$161,313	+18.8%

Selling, general and administrative expenses increased by $30,302,000, or 18.8%, from $161,313,000 in 2004 to $191,615,000 in 2005. Acquisitions contributed selling, general and administrative expenses of $3,559,000 in 2004 compared with $9,380,000 in 2005. Foreign exchange decreased selling, general and administrative expenses by $263,000 in 2005 within the Institutional Services segment mainly due to the strength of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue increased from 33.3% in 2004 to 35.3% in 2005 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue and $6,702,000 of direct selling, general and administrative costs, as previously described.

Institutional Services

Selling, general and administrative expenses within the Institutional Services segment increased by $26,033,000, or 22.6%, from $115,222,000 in 2004 to $141,255,000 in 2005. This increase in selling, general and administrative expenses was partially due to the recognition in the first quarter 2005 of $6,702,000 related to direct costs paid and associated with services delivered to one ComStock international customer, as previously described. The increase also included $666,000 of selling, general and administrative expense in 2005 related to the IS.Teledata business which was acquired on December 13, 2005. Also contributing to this increase were higher personnel costs related to annual compensation increases, higher incentive compensation, and increased fringe benefit expense in 2005. Selling, general, and administrative expenses also increased due to a benefit recorded in the third quarter of 2004 relating to a renegotiated supplier contract and higher commissions paid to third parties for distribution of our data to mutual customers, coupled with increased travel and marketing related costs. Higher audit accruals pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act also contributed to the increase in selling, general, and administrative expenses.

Active Trader Services

Within the Active Trader Services segment, selling, general and administrative expenses increased by $4,254,000, or 22.3%, from $19,047,000 in 2004 to $23,301,000 in 2005. This increase reflected $8,713,000 of selling, general and administrative expenses in 2005 from the assets of FutureSource which were acquired on September 1, 2004, compared with selling, general, and administrative expenses of $3,559,000 from the assets of FutureSource in 2004. Lower occupancy related costs and an accrual recorded in the third quarter of 2004 related to supplemental costs in connection with third party data supplier services partially offset this increase.

Corporate and Unallocated

Selling, general and administrative expenses within Corporate and unallocated increased by $278,000, or 1.0%, from $27,044,000 in 2004 to $27,322,000 in 2005, due to increased compensation related costs in 2005 coupled with higher audit accruals pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act. This was partially offset by the timing of fringe benefit costs coupled with the inclusion of the East Coast data center consolidation start-up costs in 2004 which were classified as cost of services in 2005.

Other Consolidated Financial Information

Depreciation expense increased by $246,000, or 1.3%, from $18,521,000 in 2004 to $18,767,000 in 2005. Acquisitions contributed depreciation expense of $202,000 in 2004 compared with $668,000 in 2005.

Amortization expense associated with acquired intangible assets decreased by $960,000, or 4.3%, from $22,216,000 in 2004 to $21,256,000 in 2005, due to the scheduled expiration of intangible asset lives during 2005, partially offset by an increase of $674,000 related to the FutureSource acquisition and $168,000 related to the IS.Teledata acquisition.

Income from operations increased by $18,271,000, or 14.5%, from $125,869,000 in 2004 to $144,140,000 in 2005.

Other income increased by $2,189,000, or 86.8%, from $2,522,000 in 2004 to $4,711,000 in 2005, mainly due to higher interest income from a higher average cash balance and higher interest rates.

Income before taxes increased by $20,460,000, or 15.9%, from $128,391,000 in 2004 to $148,851,000 in 2005, reflecting the higher income from operations and other income.

Our estimated annual effective tax rate decreased from 37.5% in 2004 to 36.9% in 2005, primarily due to tax benefits for tax exempt interest partially offset by the effect of the enactment of UK Finance Bill 2005 on July 20, 2005, which had a retroactive effective date of March 16, 2005.

We generated net income of $80,271,000 in 2004 compared with net income of $93,864,000 in 2005, an increase of $13,593,000, or 16.9%. This improvement was primarily due to higher income from operations in 2005 as compared with 2004 as discussed above.

We generated basic net income per share of $0.86 and diluted net income per share of $0.84 in 2004, compared to basic net income per share of $1.01 and diluted net income per share of $0.98 in 2005 due to higher net income, partially offset by a higher number of weighted average diluted shares outstanding.

Weighted average basic shares outstanding were essentially unchanged in 2005 as compared to 2004 and weighted average diluted shares increased by 0.5% in 2005 as compared to 2004 due to options exercised by employees and directors and the issuance of shares under our 2001 Employee Stock Purchase Plan. These increases were offset in large part by repurchases of shares of outstanding common stock under our publicly announced stock buyback programs.

2004 versus 2003

Service Revenue

	2004	2003	% Change
	(In thousands)

Institutional Services
FT Interactive Data	$320,755	$309,324	+3.7%
CMS BondEdge	31,997	30,561	+4.7%
ComStock	66,601	57,527	+15.8%
Foreign Exchange	10,109	—	—

Institutional Services total	429,462	397,412	+8.1%
Active Trader Services
eSignal	47,183	43,426	+8.7%
FutureSource	7,577	—	—
Broadcast	343	1,852	−81.5%

Active Trader Services total	55,103	45,278	+21.7%

TOTAL SERVICE REVENUE	$484,565	$442,690	+9.5%

Total Service Revenue

Total service revenue increased by $41,875,000, or 9.5%, from $442,690,000 in 2003 to $484,565,000 in 2004. Acquisitions contributed service revenue of $54,093,000 in 2003 compared with $70,497,000 in 2004. Foreign exchange had a favorable impact of $10,109,000 to service revenue in 2004 within the Institutional Services segment mainly due to the weakness of the US dollar against the UK pound sterling. The average rate for the US dollar against the UK pound sterling was $1.83 in 2004, compared with $1.64 in 2003.

In the fourth quarter of 2004, we reversed and deferred service revenue of $8,122,000 which was primarily attributable to ComStock-related services delivered to one international customer. The reversal and deferral was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the service revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. This adjustment did not have a material impact on our prior period results.

Institutional Services

Service revenue within the Institutional Services segment increased by $32,050,000, or 8.1%, from $397,412,000 in 2003 to $429,462,000 in 2004.

Service revenue for the FT Interactive Data business increased by $11,431,000, or 3.7% from $309,324,000 in 2003 to $320,755,000 in 2004. The main growth for the FT Interactive Data business came from North America, which produced service revenue growth of 7.4% due to strong sales from the Fair Value Information Service and increased demand for fixed income evaluated pricing services combined with moderate price increases on annual service contracts. The European business of FT Interactive Data declined by 7.7% in 2004 from 2003 with the majority of the decline due to the closure of the Index Services business at the end of 2003, which generated $4,157,000 of service revenue in 2003, coupled with new sales being more than offset by high levels of contract cancellations and renegotiations in 2003. The Asia Pacific business of FT Interactive Data declined by 4.3% in 2004 from 2003, with growth in the Australian market being more than offset by declines in Hong Kong and Singapore.

Service revenue for the ComStock business increased by $9,074,000, or 15.8%, from $57,527,000 in 2003 to $66,601,000 in 2004. The service revenue growth at ComStock was affected by two factors. In 2004, the business included a full 12 months of results from ComStock, which was acquired at the end of February 2003. In addition, ComStock acquired the HyperFeed customer contracts at the end of October 2003, which contributed $10,366,000 of service revenue in 2004 compared with $1,741,000 in 2003. This increase was partially offset by the reversal and deferral in the fourth quarter of 2004 of $8,122,000 of service revenue as described above. The core ComStock business continued to experience strong price pressures associated with intense competition and customer focus on cost containment.

Service revenue for the CMS BondEdge business increased by $1,436,000, or 4.7%, from $30,561,000 in 2003 to $31,997,000 in 2004, primarily due to strong subscription sales and higher usage-based service revenue.

Active Trader Services

Within the Active Trader Services segment, service revenue increased by $9,825,000, or 21.7%, from $45,278,000 in 2003 to $55,103,000 in 2004. Such service revenue growth was mainly due to a higher number of direct subscribers which grew from 31,851 in 2003 to 37,157 in 2004, an increase of 5,306, or 16.7%. The increase also reflects $7,577,000 of service revenue in 2004 from the assets of FutureSource, which were acquired on September 1, 2004. The increase was partially offset by lower average net subscription fees coupled with lower broadcast-related service revenue which declined $1,509,000, or 81.5%, from $1,852,000 in 2003 to $343,000 in 2004, due to the closure of eSignal’s broadcast business in the second quarter of 2004.

Service Revenue by Geographic Region

	2004	2003	% Change
	(In thousands)

United States	$382,242	$346,457	+10.3%
United Kingdom	60,246	62,783	−4.0%
All other European countries and Canada	33,876	27,050	+25.2%
Asia Pacific	8,201	6,400	+28.1%

TOTAL SERVICE REVENUE	$484,565	$442,690	+9.5%

Total Costs and Expenses

Total costs and expenses comprise cost of services, selling, general and administrative expenses, depreciation and amortization. Corporate and unallocated costs and expenses include corporate, general and administrative activities, costs associated with our data center consolidation initiative, and intangible asset amortization. The start-up costs associated with our East Coast data center are included in selling, general and administrative expenses in 2004 and 2003. Operating costs associated with our East Coast data center, which became fully operational in the first quarter of 2005, are classified as cost of services in 2005.

In the fourth quarter of 2004, we reversed and deferred direct costs of $6,702,000 which were primarily attributable to ComStock-related services delivered to one international customer. The reversal and deferral was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the direct costs that were reversed and deferred in the fourth quarter of 2004 were recognized in the first quarter of 2005. This adjustment did not have a material impact on our prior period results.

	2004	2003	% Change
	(In thousands)

Institutional Services	$255,523	$248,806	+2.7%
Active Trader Services	44,630	38,789	+15.1%
Corporate and unallocated	50,799	39,746	+27.8%
Foreign Exchange	7,744	—	—

TOTAL COSTS AND EXPENSES	$358,696	$327,341	+9.6%

Total costs and expenses increased by $31,355,000, or 9.6%, from $327,341,000 in 2003 to $358,696,000 in 2004. Acquisitions contributed total costs and expenses of $50,750,000 in 2003 compared with $71,064,000 in 2004. Foreign exchange increased total costs and expenses by $7,744,000 in 2004 within the Institutional Services segment mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

Cost of Services

Cost of services are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

	2004	2003	% Change
	(In thousands)

Institutional Services	$131,664	$121,391	+8.5%
Active Trader Services	21,902	20,240	+8.2%
Foreign Exchange	3,080	—	—

TOTAL COST OF SERVICES	$156,646	$141,631	+10.6%

Cost of services increased by $15,015,000, or 10.6%, from $141,631,000 in 2003 to $156,646,000 in 2004. Acquisitions contributed cost of services expenses of $24,263,000 in 2003 compared with $38,910,000 in 2004. Foreign exchange increased cost of services by $3,080,000 in 2004 within the Institutional Services segment mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Cost of services as a percentage of service revenue increased from 32.0% in 2003 to 32.3% in 2004.

Institutional Services

Cost of services within the Institutional Services segment increased $10,273,000, or 8.5%, from $121,391,000 in 2003 to $131,664,000 in 2004. The ComStock business, which was acquired at the end of February 2003, and the HyperFeed customer contracts, which were acquired at the end of October 2003, contributed $24,263,000 to cost of services in 2003 compared with $36,017,000 to cost of services in 2004. This increase was partially offset by the completion of various cost savings initiatives including production systems integration projects, closure of a small data center in New York, and the benefit of renegotiations for some of our supplier contracts as we signed global data supply arrangements for our businesses.

Active Trader Services

Within the Active Trader Services segment, cost of services increased by $1,662,000, or 8.2%, from $20,240,000 in 2003 to $21,902,000 in 2004. This increase reflects $2,893,000 of cost of services in 2004 from the assets of FutureSource which were acquired on September 1, 2004. This increase was partially offset by the closure of eSignal’s broadcast-based services business in the second quarter of 2004.

Selling, General And Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related costs, payments to data suppliers and commissions paid to third parties for distribution of our data to mutual customers.

	2004	2003	% Change
	(In thousands)

Institutional Services	$111,018	$114,479	−3.0%
Active Trader Services	19,047	14,981	+27.1%
Corporate and unallocated	27,044	19,669	+37.5%
Foreign Exchange	4,204	—	—

TOTAL SG&A	$161,313	$149,129	+8.2%

Selling, general and administrative expenses increased by $12,184,000, or 8.2%, from $149,129,000 in 2003 to $161,313,000 in 2004. Acquisitions contributed selling, general and administrative expenses of $18,066,000 in 2003 compared with $20,439,000 in 2004. Foreign exchange increased selling, general and administrative expenses by $4,204,000 in 2004 within the Institutional Services segment mainly due to the weakness of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses as a percentage of service revenue decreased from 33.7% in 2003 to 33.3% in 2004.

Institutional Services

Selling, general and administrative expenses within the Institutional Services segment decreased from $114,479,000 in 2003 to $111,018,000 in 2004, a decrease of $3,461,000, or 3.0%. The ComStock business, which was acquired at the end of February 2003, and the HyperFeed customer contracts, which were acquired at the end of October 2003, contributed $18,066,000 to selling, general and administrative expenses in 2003 compared with $16,880,000 to selling, general and administrative expenses in 2004. This decrease in selling, general and administrative expenses was, as previously described, due to the reversal and deferral of commissions paid to third parties totaling $6,702,000 which were attributable to services delivered to one international customer. The overall decrease in selling, general and administrative expenses is also attributable to the benefit of renegotiations for some of our supplier contracts as we signed global data supply arrangements for our businesses coupled with the closure of the Index Services business at the end of 2003. The decrease was partially offset by increased sales-related commission costs associated with the higher sales growth across our institutional businesses and higher staffing and consulting expenditures for various regulatory compliance projects including compliance with the provisions of the Sarbanes-Oxley Act and the Investment Advisers Act of 1940.

Active Trader Services

Within the Active Trader Services segment, selling, general and administrative expenses increased by $4,066,000, or 27.1%, from $14,981,000 in 2003 to $19,047,000 in 2004. This increase reflected $3,559,000 of selling, general and administrative expenses in 2004 from the assets of FutureSource which were acquired on September 1, 2004. This increase was also attributable to higher advertising and marketing expenses related to the launch of new services.

Corporate and Unallocated

Selling, general and administrative expenses within Corporate and unallocated increased by $7,375,000, or 37.5%, from $19,669,000 in 2003 to $27,044,000 in 2004, due to costs associated with our East Coast data center and higher staffing and consulting and audit expenditures mainly related to compliance with the provisions of the Sarbanes-Oxley Act. The start-up costs associated with our East Coast data center were included in selling, general and administrative expenses in 2004 and 2003.

Other Consolidated Financial Information

Depreciation expense increased by $1,714,000 or 10.2%, from $16,807,000 in 2003 to $18,521,000 in 2004. This increase was mainly due to the phased implementation during 2004 of our East Coast data center partially offset by the scheduled expiration of asset lives in the second half of 2003 and during 2004. Acquisitions contributed depreciation expense of $2,440,000 in 2003 compared with $3,243,000 in 2004. Foreign exchange increased depreciation expense by $460,000 in 2004 within the Institutional Services segment mainly due to the weakness of the US dollar against the UK pound sterling referred to above.

Amortization expense associated with acquired intangible assets increased by $2,442,000, or 12.4%, from $19,774,000 in 2003 to $22,216,000 in 2004. The assets acquired relating to the ComStock business and the HyperFeed customer contracts contributed $5,981,000 to amortization expense in 2003 and $8,128,000 to amortization expense in 2004. The FutureSource assets contributed amortization expense of $344,000 in 2004. The increase in amortization expense was partially offset by the scheduled expiration of intangible asset lives during 2004.

Income from operations increased by $10,520,000, or 9.1%, from $115,349,000 in 2003 to $125,869,000 in 2004.

Other income increased by $1,422,000, or 129.3%, from $1,100,000 in 2003 to $2,522,000 in 2004, mainly due to higher interest income from a higher average cash balance and marginally higher interest rates.

Income before taxes increased by $11,942,000, or 10.3%, from $116,449,000 in 2003 to $128,391,000 in 2004, reflecting the higher income from operations and other income.

Our effective tax rate declined from 38.0% in 2003 to 37.5% in 2004, primarily resulting from initiatives instituted in 2003 and a shift in geographic income to lower tax rate jurisdictions.

We generated net income of $72,201,000 in 2003 compared with net income of $80,271,000 in 2004, an increase of $8,070,000 or 11.2%. This improvement was primarily due to higher income from operations in 2004 as compared with 2003 as discussed above.

We generated basic net income per share of $0.78 and diluted net income per share of $0.76 in 2003, as compared with basic net income per share of $0.86 and diluted net income per share of $0.84 in 2004 due to higher net income, partially offset by a higher number of weighted average shares outstanding.

Weighted average basic shares outstanding increased by 0.9% in 2004 and weighted average diluted shares increased by 1.1% in 2004 due to options exercised by employees and the issuance of shares under our 2001 Employee Stock Purchase Plan, partially offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback plan.

Liquidity and Capital Resources

Our liquidity needs arise primarily from equipment and the improvements of facilities, funding working capital requirements to support business growth initiatives and acquisitions. We continue to generate cash from operations and remain in a strong financial position, with resources available for reinvestment in existing businesses and strategic acquisitions.

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)

Cash flow provided by (used in):
Operating activities	$129,582	$121,702	$109,554
Investing activities	(100,479)	(43,952)	(143,333)
Financing activities	(85,194)	(4,393)	8,595
Effect of exchange rates on cash balances	(4,449)	2,912	3,580

Increase (Decrease) in cash and cash equivalents	$(60,540)	$76,269	$(21,604)

Operating Activities

Cash provided by operating activities was $129,582,000, $121,702,000, and $109,554,000 in 2005, 2004, and 2003, respectively. The increase of $7,880,000 from 2004 to 2005 was due to an increase in net income of $13,593,000 coupled with amortization of net premiums and discounts on marketable securities of $1,958,000 for investments in municipal bonds. This increase was partially offset by a decline in our working capital of $7,963,000 driven mainly by higher income tax payments and higher incentive compensation payments in 2005 compared with 2004 coupled with an increased interest receivable related to the purchase of marketable securities in 2005. The decline in working capital was partially offset by improved accounts receivable collections in 2005 compared to 2004.

The increase from 2003 to 2004 of $12,148,000 was due in part to an increase in net income of $8,070,000, higher depreciation and amortization expense of $4,156,000, an increase of $1,644,000 on deferred income taxes and other non-cash items of $730,000. Partially offsetting these positive items was a decline in our working capital of $2,454,000 which was primarily due to higher incentive compensation paid to management in 2004 as compared to those paid in 2003.

Investing Activities

Capital expenditures increased from $23,898,000 in 2004 to $26,060,000 in 2005. The increase was due mainly to higher capital expenditures in 2005 related to the buildout and expansion of our West Coast data center in Hayward, California that will provide disaster recovery capabilities, coupled with capital expenditures associated with the buildout and move of our corporate headquarter offices in Bedford, Massachusetts. Capital expenditures increased from $21,503,000 in 2003 to $23,898,000 in 2004, due mainly to activities associated with the data center consolidation initiative, including the build out and the purchase of additional equipment and technical infrastructure for the East Coast data center in Boxborough, Massachusetts and also the development of internal use software to consolidate our multiple ticker plants in the future.

In 2006, we expect to spend $40,000,000 to $43,000,000 on capital expenditures. This includes capital expenditures of approximately $10,000,000 to $12,000,000 associated with the planned relocation of our corporate headquarters in Bedford, Massachusetts and ComStock’s Harrison, New York facility during the year. Approximately 50% of the capital expenditures associated with these facility activities will be reimbursed by the landlords of these facilities during 2006.

As part of our efforts to improve the rate of return on invested cash, in 2005 we purchased $193,000,000 and sold $168,394,000 of municipal bonds with maturities greater than 90 days but less than 180 days. We engage outside advisors to advise us in connection with our investments.

In February 2003, we acquired the stock of ComStock, Inc. and related assets from McGraw-Hill for $115,972,000 in cash. We funded this acquisition from existing cash resources. In October 2003, we also acquired the consolidated market datafeed customer contracts from HyperFeed for $8,500,000, consisting of payments of $7,625,000 with the balance to be paid as agreed upon milestones are reached, offset by cash acquired of $1,011,000. Because certain milestones were not met, the purchase price of the HyperFeed contracts has been adjusted downward to $8,410,000. In 2005, we made payments totaling $455,000. We expect to make the remaining payments totaling $330,000 in 2006. We funded this acquisition from existing cash resources.

In September 2004, we acquired the assets of FutureSource for $18,000,000 in cash, offset by cash acquired of $317,000. A subsequent payment of $347,000 was made in the first quarter of 2005.

In December 2005, we acquired approximately 95.1% of the stock of IS.Teledata for $54,628,000 in cash, offset by cash acquired of $5,212,000. We funded this acquisition from existing cash resources. We subsequently acquired an additional 3.6% of IS.Teledata shares from minority shareholders for an aggregate purchase price of $2,206,000, increasing our total ownership in IS.Teledata to approximately 98.7% as of March 3, 2006.

On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. These assets will be managed as part of the eSignal business and include subscription-based active trader services, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com. The price paid in cash for the assets was $30,000,000. We are now in the process of integrating these assets into our eSignal business. We funded this acquisition from existing cash resources.

Financing Activities

On July 7, 2005, we paid a special dividend of $0.80 per common share. The dividend was declared by the board of directors on May 31, 2005 and was payable to stockholders of record as of June 15, 2005. The aggregate dividend totaled $74,489,000 and was paid from existing cash resources.

In 2005, we utilized $30,279,000 to repurchase 1,407,000 outstanding shares of common stock under our publicly announced stock buyback programs. Also in 2005, we received $19,574,000 from the exercise of options to purchase 1,412,000 shares of common stock and the purchase of 178,000 shares of common stock in connection with our employee stock purchase plan.

In 2004, we utilized $17,328,000 to repurchase 945,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2004, we received $12,935,000 from the exercise of options to purchase 1,157,000 shares of common stock and the purchase of 124,000 shares of common stock in connection with our employee stock purchase plan.

In 2003, we utilized $1,330,000 to repurchase 100,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2003, we received $9,925,000 from the exercise of options to purchase 1,195,000 shares of common stock and the purchase of 118,000 shares of common stock in connection with our employee stock purchase plan.

Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.

Income Taxes

Our effective income tax rate was 36.9%, 37.5%, and 38.0%, in 2005, 2004 and 2003, respectively. The difference between the effective tax rate and the statutory federal rate of 35.0% for these years is due primarily to state and local taxes and the effect of non-US operations taxed at lower rates. Additionally, in 2005, we recorded a benefit for tax-exempt interest income which decreases the full year rate by approximately 1.3%. On July 20, 2005, UK Finance Bill, or FB 2005, was enacted with a retroactive effective date of March 16, 2005. As a result of this change in the UK tax laws, our annual worldwide effective tax rate increased by approximately 1.0% for the year ended December 31, 2005.

We recognize future tax benefits or expenses attributable to our deductible or taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based upon projections of future book and taxable income, we believe that the recorded net deferred tax assets will be realized.

The American Jobs Creation Act of 2004, or the Act, became law on October 22, 2004. The Act covers a wide range of business and tax issues and contains a number of changes to the Internal Revenue Code. We evaluated the business and tax issues of the Act and determined it did not significantly impact us and our accounting for income taxes in 2005. We completed our evaluation of the “dividend repatriation provisions” of the Act and as a result did not repatriate any foreign dividends pursuant to the Act during 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

We are a party to a management services agreement with Pearson that became effective as of February 29, 2000. Pearson, through a subsidiary, owns approximately 62% of our issued and outstanding common stock. This agreement governs the provision of services by either company (and each company’s subsidiaries) to the other and renews annually.

Pursuant to the agreement, Pearson provides certain services to us and we provide certain services to Pearson. The services provided by Pearson afford us administrative convenience and we believe the terms of such services are more favorable to us than if we had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel, employee benefit plans and insurance plans in the US and UK, use of a back-up disaster recovery site, and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain of our subsidiaries, primarily in the UK. Payroll services provided by Pearson ceased in the third quarter of 2003. The services provided by us to Pearson include the provision of financial market data. A majority of the charges for services to and from Pearson and its affiliates are at cost. Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. The independent committee of our board of directors, which currently consists of four directors, none of whom are employees of Pearson, approved the management services agreement on our behalf. There was no material effect on our financial condition or results of operations as a result of entering into the agreement. If Pearson’s services were to be terminated, we would be required to seek equivalent services in the open market at potentially increased costs. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on our behalf. The independent committee approves any such modifications. From time to time, we assess the ongoing relationships between us and Pearson, and if we determine that it would be more advantageous to secure any such services outside of Pearson, we pursue doing so.

In addition, in the ordinary course of business, we are involved in transactions with certain businesses that are owned by or affiliated with Pearson. Certain of our businesses license financial market data and related services at commercial rates to certain businesses owned by or affiliated with Pearson and also acquire a range of services related to specific financial market indices from certain businesses owned by or affiliated with Pearson. We believe that the terms and conditions of these transactions are fair and reasonable. Certain of our businesses purchase advertising at discounted rates and other promotional services from certain businesses owned by or affiliated with Pearson.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2005, 2004 and 2003, we recorded revenue of $450,000, $2,563,000 and $2,711,000, respectively, for services provided to Pearson. For the years ended December 31, 2005, 2004 and 2003, we recorded expense of $3,455,000, $3,658,000 and $3,115,000 respectively, for these services received from Pearson.

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

In the third quarter of 2004, we recorded a capital contribution from Pearson of $1,962,000 for an adjustment to a liability attributed to a former affiliate of Pearson that was sold in 1999, prior to the merger of Data Broadcasting Corporation and Interactive Data Corporation. This adjustment had no impact on our net income or on Pearson’s ownership percentage of our issued and outstanding common stock. In the fourth quarter of 2004, we recorded a capital contribution from Pearson of $1,889,000, which represented the final settlement of certain employee benefit matters for which ultimate payment was not required.

On January 6, 2006, a member of our board of directors sold 1,131,000 shares of our common stock to Pearson, bringing the total held by Pearson to 57,555,000 or approximately 62% of our issued and outstanding shares of common stock as of January 6, 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized over contractual periods as services are performed. We account for subscription revenue received in advance of service being performed by deferring such amounts until the related services are performed. From time to time, we are required to adjust revenue associated with incorrect billings and data accessed inadvertently by customers. We maintain a reserve for these adjustments based upon historical experience and believe that the reserve established as of December 31, 2005 is adequate.

Goodwill and Intangible Assets

Goodwill is recorded in connection with business acquisitions and represents the excess purchase price over the fair value of identifiable net assets at the acquisition date.

We perform impairment tests of goodwill assigned to our reporting units on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit, determined using a discounted cash flow model, to the net book value of the reporting unit. Projections used in these analyses are consistent with those used to manage our business and make capital allocation decisions. If impairment is indicated due to the book value being in excess of the fair value, the goodwill is written down to its implied fair value.

Intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangible assets are recorded based on estimated fair value on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third-party appraiser and are amortized over periods ranging from two to twenty five years. The carrying amount of these balances is evaluated periodically by us in relation to the operating performance and fair value of the underlying assets. Adjustments are recorded if we determine that the fair value is less than book value.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize our deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Based upon projections of future book and taxable income, we believe that the recorded tax assets will be realized.

We currently provide US income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. US taxes have not been provided on approximately $61,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely.

Commitments and Contingencies

We have no outstanding debt. We meet our existing working capital and capital expenditure needs from our existing operating cash flow.

We have obligations under non-cancelable operating leases for real estate, equipment, distribution agreements for satellite and cable space and FM radio channels and purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for our corporate headquarters, sales offices, major operating units and data centers.

Future contractual obligations, as of December 31, 2005, are summarized in the chart below.

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years
	(In thousands)

Operating Lease Obligations	$97,984	$16,067	$27,940	$24,065	$29,912
Distribution Agreements	$1,380	$809	$403	$168	—
Purchase Obligations	$18,065	$18,065	—	—	—

Total	$117,429	$34,941	$28,343	$24,233	$29,912

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2006. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Inflation

Although management believes that inflation has not had a material effect on the results of operations during the past three years, there can be no assurance that results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the US or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and service revenue could be adversely affected. The degree of such consequences is uncertain. Our exposures in the US in this area could be mitigated in part by our service offerings in non-US markets.

Recently Issued Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. As a result of this adoption, we currently expect to record after tax compensation charges related to stock options in the range of $8,000,000 to $10,000,000. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition (see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for the pro forma net income and net income per share amounts, for the year ended December 31, 2005, as if we had used a fair value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).

Accounting Changes and Error Corrections

On June 9, 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. We do not expect the adoption of SFAS 154 to have a material impact on our financial results.

Information Regarding Forward-Looking Statements

From time to time, including in this Annual Report on Form 10-K and our Annual Report to shareholders, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

A portion of our business is conducted outside the US through our foreign subsidiaries and branches. We have operations in Europe and operations in Asia Pacific located in Australia, Hong Kong and Singapore, with the primary operations in Australia. We have foreign currency exposure related to our operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Our primary exposure to foreign currency exchange rate risks rest with the UK pound sterling to US dollar exchange rate due to the significant size of our operations in the UK. For example, unfavorable foreign exchange rates decreased our service revenue by $467,000 in 2005 whereas favorable foreign exchange rates increased our service revenue by $10,109,000 and $6,581,000 in 2004 and 2003, respectively.

The service revenue for the past three years and long-lived assets for the past three years for our foreign operations, by geographic region, are as follows:

	2005	2004	2003
	(In thousands)

Service Revenue
United Kingdom	$64,820	$60,246	$62,783
All other European countries and Canada	50,934	33,876	27,050
Asia Pacific	10,962	8,201	6,400

Total	$126,716	$102,323	$96,233

Long-Lived Assets
United Kingdom	$119,213	$134,363
All other European countries	54,416	—
Asia Pacific	4,504	2,654

Total	$178,133	$137,017

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Interactive Data Corporation

We have completed integrated audits of Interactive Data Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005; and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 14, 2006

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

SERVICE REVENUE	$542,867	$484,565	$442,690
COSTS AND EXPENSES
Cost of services	167,089	156,646	141,631
Selling, general and administrative	191,615	161,313	149,129
Depreciation	18,767	18,521	16,807
Amortization	21,256	22,216	19,774

Total costs and expenses	398,727	358,696	327,341

INCOME FROM OPERATIONS	144,140	125,869	115,349
Other income, net	4,711	2,522	1,100

INCOME BEFORE INCOME TAXES	148,851	128,391	116,449
Income tax expense	54,987	48,120	44,248

NET INCOME	$93,864	$80,271	$72,201

Weighted average shares outstanding:
Basic	93,204	93,152	92,319
Diluted	95,989	95,525	94,450
NET INCOME PER SHARE:
Basic	$1.01	$0.86	$0.78
Diluted	$0.98	$0.84	$0.76
Cash dividends paid per common share	$0.80	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$147,368	$207,908
Marketable securities	25,019	2,371
Accounts receivable, net of allowance for doubtful accounts of $7,720 and $7,283 at 2005 and 2004, respectively	84,553	83,250
Prepaid expenses and other current assets	11,209	15,809
Deferred income taxes	1,509	4,986

Total current assets	269,658	314,324
Property and equipment, net	64,252	54,854
Goodwill	480,179	480,444
Intangible assets, net	182,156	169,338
Other assets	675	816

Total Assets	$996,920	$1,019,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$18,032	$15,943
Accrued liabilities	68,747	67,276
Payables to affiliates	892	1,552
Income taxes payable	2,045	10,672
Deferred revenue	23,988	35,729

Total current liabilities	113,704	131,172
Deferred tax liabilities	23,864	28,731
Other liabilities	3,946	2,117

Total Liabilities	141,514	162,020
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 97,882,926 issued and 93,330,926 outstanding at December 31, 2005 and 96,292,583 issued and 93,147,583 outstanding at December 31, 2004	979	963
Additional paid-in capital	851,312	823,211
Treasury Stock, at cost, 4,552,000 and 3,145,000 shares, at December 31, 2005 and 2004, respectively	(74,587)	(44,308)
Accumulated earnings	77,449	58,074
Accumulated other comprehensive income	3,428	21,437
Deferred compensation cost	(3,175)	(1,621)

Total Stockholders’ Equity	855,406	857,756

Total Liabilities and Stockholders’ Equity	$996,920	$1,019,776

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows provided by (used in) operating activities:
Net income	$93,864	$80,271	$72,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,023	40,737	36,581
Amortization of discounts and premiums on marketable securities, net	1,958	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	5,152	3,778	3,776
Deferred income taxes	1,411	1,101	(543)
Other non-cash items including stock-based compensation	1,944	2,622	1,892
Changes in operating assets and liabilities, net:
Accounts receivable, net	2,462	(8,228)	(10,673)
Prepaid expenses and other assets	4,789	(8,221)	932
Accounts and taxes payable and payable to affiliates, net	(11,187)	2,972	1,609
Accrued expenses and other liabilities	(2,336)	(1,698)	1,071
Deferred revenue	(8,498)	8,368	2,708

NET CASH PROVIDED BY OPERATING ACTIVITIES	129,582	121,702	109,554

Cash flows provided by (used in) investing activities:
Purchase of property, plant and equipment	(26,060)	(23,898)	(21,503)
Acquisition of businesses, net of cash acquired	(49,983)	(17,683)	(122,336)
Purchase of marketable securities	(193,000)	(2,371)	—
Proceeds from sales and maturities of marketable securities	168,394	—	—
Other investing activities	170	—	506

NET CASH USED IN INVESTING ACTIVITIES	(100,479)	(43,952)	(143,333)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,574	12,935	9,925
Cash dividend paid	(74,489)	—	—
Purchase of treasury stock	(30,279)	(17,328)	(1,330)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(85,194)	(4,393)	8,595
Effect of change in exchange rates on cash and cash equivalents	(4,449)	2,912	3,580

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,540)	76,269	(21,604)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,908	131,639	153,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,368	$207,908	$131,639

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(56,574)	$(42,924)	$(37,066)
Cash received for interest	$6,983	$2,464	$1,123

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
			Treasury				Other
	Common Stock		Stock	Treasury	Additional	Deferred	Comprehensive	Accumulated	Total	Total
	Number of		Number of	Stock	Paid-In	Compensation	Income	Earnings	Stockholders’	Comprehensive
	Shares	Par Value	Shares	Cost	Capital	Cost	(Loss)	(Deficit)	Equity	Income (Loss)
	(In thousands)

Balance, December 31, 2002	93,699	$937	2,100	$(25,650)	$786,470	$—	$(4,616)	$(94,398)	$662,743	—
Exercise of stock options	1,195	12	—	—	8,580	—	—	—	8,592	—
Issuance of stock in connection with employee stock purchase plan	118	1	—	—	1,332	—	—	—	1,333	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,776	—	—	—	3,776	—
Purchase of treasury stock	—	—	100	(1,330)	—	—	—	—	(1,330)	—
Deferred stock-based compensation	—	—	—	—	1,290	(1,290)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	233	—	—	233	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	14,983	—	14,983	14,983
Net income	—	—	—	—	—	—	—	72,201	72,201	72,201

Balance, December 31, 2003	95,012	$950	2,200	$(26,980)	$801,448	$(1,057)	$10,367	$(22,197)	$762,531	87,184

Exercise of stock options	1,157	12	—	—	11,125	—	—	—	11,137	—
Issuance of stock in connection with employee stock purchase plan	124	1	—	—	1,797	—	—	—	1,798	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,778	—	—	—	3,778	—
Purchase of treasury stock	—	—	945	(17,328)	—	—	—	—	(17,328)	—
Deferred stock-based compensation	—	—	—	—	1,212	(1,212)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	648	—	—	648	—
Capital contributions by affiliates	—	—	—	—	3,851	—	—	—	3,851	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	11,070	—	11,070	11,070
Net income	—	—	—	—	—	—	—	80,271	80,271	80,271

Balance, December 31, 2004	96,293	$963	3,145	$(44,308)	$823,211	$(1,621)	$21,437	$58,074	$857,756	91,341

Exercise of stock options	1,412	14	—	—	16,330	—	—	—	16,344	—
Issuance of stock in connection with employee stock purchase plan	178	2	—	—	3,228	—	—	—	3,230	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	5,152	—	—	—	5,152	—
Purchase of treasury stock	—	—	1,407	(30,279)	—	—	—	—	(30,279)	—
Deferred stock-based compensation	—	—	—	—	3,391	(3,045)	—	—	346	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,491	—	—	1,491	—
Other comprehensive (loss) (Note 14)	—	—	—	—	—	—	(18,009)	—	(18,009)	(18,009)
Common stock cash dividends	—	—	—	—	—	—	—	(74,489)	(74,489)	—
Net income	—	—	—	—	—	—	—	93,864	93,864	93,864

Balance, December 31, 2005	97,883	$979	4,552	$(74,587)	$851,312	$(3,175)	$3,428	$77,449	$855,406	$75,855

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation (the “Company”) is a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. The Company offers its services to its customers through two reportable business segments: Institutional Services and Active Trader Services.

The Institutional Services segment of the Company’s business primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies, money management firms, financial information providers, information media companies, third-party redistributors and outsourcing organizations by providing services that may be used in determining portfolio and individual security valuations, processing transactions, preparing account statements and other reports, addressing regulatory compliance requirements, and conducting investment research and analysis. The Institutional Services segment is composed of three businesses: FT Interactive Data, CMS BondEdge and ComStock.

The Active Trader Services segment of the Company’s business targets active traders, individual investors and investment community professionals, by providing real-time financial market information and access to related decision-support tools. Active traders typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business: eSignal.

On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of Company common stock from one of our directors, bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of January 6, 2006. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The minority interest for IS.Teledata AG is recorded in other liabilities on the Company’s balance sheet as of December 31, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These balance sheet reclassifications had no effect on the Company’s results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and temporary cash investments. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

Investments consist of high-grade municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income as a component of stockholders’ equity.

Marketable securities by security type at December 31, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)

Municipal Bonds	$25,029	$(10)	$25,019

Marketable securities by security type at December 31, 2004 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)

Municipal Bonds	$2,371	—	$2,371

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, marketable securities, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized over contractual periods as services are performed. The Company accounts for subscription revenue received in advance of providing services by deferring such amounts until the related services are performed.

Accounts Receivable, Concentration of Credit Risk and Uncertainties

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial conditions are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2005, the Company believes that it had no significant concentrations of credit risk.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

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

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. The Company recognizes deferred tax assets to the extent that the recoverability

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these assets satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Based upon historical income and projections of future taxable income, the Company believes that the recorded deferred tax assets will be realized.

The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $61,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely.

Goodwill

Goodwill is recorded in connection with business acquisitions and represents the excess of the purchase price over the fair value of identifiable net assets at the acquisition date. The Company performs impairment tests of goodwill assigned to various reporting units on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit to the book value of the related assets. If impairment is indicated due to the net book value being in excess of the fair value of the reporting unit, the goodwill is written down to its implied fair value.

Intangible Assets

Other intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows by a third-party appraiser and are amortized over straight lines, which approximate the economic consumption, for periods ranging from one to twenty five years.

Property and Equipment

Fixed assets are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life of three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Maintenance and repairs are charged to operations as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with the resulting gain or loss reflected in income.

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use. These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which ranges from three to five years.

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

Translation of Foreign Currenciest

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative net translation adjustments are included in stockholders’ equity as other comprehensive income. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as selling, general and administrative expense or revenue depending on the nature of the transaction.

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

Restructuring Charges

In 2003, the Company recorded restructuring charges in the UK and US. These restructuring charges totaled $3,310,000 and were primarily related to severance, lease termination costs and the closure of the Company’s Index Services business in Edinburgh, Scotland, which are included in selling, general and administrative expenses. In 2004, the Company recorded restructuring charges of $1,791,000 relating primarily to employee severance costs, which are included in selling, general and administrative expenses. The Company expects to complete the majority of these payments by December 31, 2006. In 2005, the Company recorded restructuring charges of $1,484,000, relating primarily to employee severance costs which are primarily included in selling, general and administrative expenses. As of December 31, 2005, the remaining restructuring accrual is $664,000.

As of December 31, 2005, the remaining restructuring accruals are composed of the following:

	Employee Severance	Lease Terminations	Other	Total
	(In thousands)

December 31, 2002	$1,671	$673	$129	$2,473
2003 Additions	2,161	888	261	3,310
2003 Payments/Adjustments	(1,789)	(234)	(390)	(2,413)
December 31, 2003	2,043	1,327	—	3,370
2004 Additions	1,754	37	—	1,791
2004 Payments/Adjustments	(3,281)	(375)	—	(3,656)
December 31, 2004	516	989	—	1,505
2005 Additions	1,484	—	—	1,484
2005 Payments/Adjustments	(1,511)	(814)	—	(2,325)
December 31, 2005	$489	$175	$—	$664

Research and Development Costs

Expenditures for research and development are expensed as incurred. The Company recorded $3,573,000, $3,185,000 and $2,726,000 in research and development costs during the years ended December 31, 2005, 2004 and 2003, respectively, primarily related to the development of new services.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $6,511,000, $5,582,000 and $4,786,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following pro forma information presents the Company’s net income and basic and diluted net income per share for the years ended December 31, 2005, 2004 and 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, for the employee stock option and employee stock purchase plan.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net income as reported	$93,864	$80,271	$72,201
Add: Stock-based compensation included in net income, net of related tax effects	934	707	238
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,663)	(11,438)	(9,596)

Pro forma, net income	$83,135	$69,540	$62,843
Earnings per share:
Basic — as reported	$1.01	$0.86	$0.78
Basic — pro forma	$0.89	$0.75	$0.68
Diluted — as reported	$0.98	$0.84	$0.76
Diluted — pro forma	$0.87	$0.73	$0.67

The fair value of stock options issued under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Risk free interest rate	3.86%	3.45%	2.00%
Expected term (in years)	4	4	4
Volatility	24.50%	32.20%	61.10%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$5.56	$7.50	$8.09

The fair value of stock issued under the 2001 Employee Stock Purchase Plan (“2001 ESPP”) and included in the above pro-forma analysis was estimated as of the beginning date of the offering period using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Risk free interest rate	2.33%	1.03%	1.20%
Expected life (in years)	0.50	0.49	0.50
Volatility	20.00%	20.00%	25.00%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$3.68	$3.24	$2.64

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

Stock options to purchase approximately 1,700 shares, 0 shares and 1,842,000 shares of common stock were outstanding during the years ended December 31, 2005, 2004, and 2003, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Additionally, 107,316 deferred and restricted stock units, 60,999 deferred stock units and 75,999 deferred stock units were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, (see Note 7) and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these stock options and deferred stock units were antidilutive in fiscal 2005, 2004 and 2003 they may be dilutive in future years’ calculations.

	For the Twelve Months Ended
	December 31, 2005
		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income-basic	$93,864	93,204	$1.01
Effect of dilutive securities:
Stock options	—	2,704	(0.03)
Deferred and restricted stock units	—	81	—

Net income-diluted	$93,864	95,989	$0.98

	For the Twelve Months Ended
	December 31, 2004
	Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income-basic	$80,271	93,152	$0.86
Effect of dilutive securities:
Stock options	—	2,358	(0.02)
Deferred and restricted stock units	—	15	—

Net income-diluted	$80,271	95,525	$0.84

	For the Twelve Months Ended
	December 31, 2003
		Weighted Average
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income-basic	$72,201	92,319	$0.78
Effect of dilutive securities:
Stock options	—	2,131	(0.02)

Net income-diluted	$72,201	94,450	$0.76

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, or SFAS 123(R). SFAS 123(R) revises Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS 123(R) must be adopted for periods in the next fiscal year beginning after June 15, 2005. As a result of this adoption, the Company currently expects to record after tax compensation charges related to stock options in the range of $8,000,000 to $10,000,000. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition (see Note 1 for the pro forma net income and net income per share amounts, for the year ended December 31, 2005, as if we had used a fair value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards).

Accounting Changes and Error Corrections

On June 9, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. We do not expect the adoption of SFAS 154 to have a material impact on our financial results.

3.	Mergers and Acquisitions

In 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed the merger with Interactive Data Corporation (now known as FT Interactive Data), a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon completion of the merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business.

The merger was accounted for as a reverse acquisition. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. Accordingly, the historical financial statements of FT Interactive Data Corporation are the historical financial statements of the Company.

Assets acquired totaled $565,373,000 and included cash, goodwill, an investment in MarketWatch, Inc. and intangible assets. Liabilities acquired totaled $127,079,000 and included accounts payable, accrued expenses and deferred tax liabilities.

Intangible assets are being amortized over periods ranging from two to eleven years. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2005, accrued acquisition costs remaining were $66,000. An additional $3,000,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 28, 2003, the Company acquired from The McGraw-Hill Companies, Inc. (“McGraw-Hill”), the stock of S&P ComStock, Inc. and the assets of certain related McGraw-Hill businesses in the United Kingdom, France, Australia, Singapore and Hong Kong (“ComStock”). This acquisition provided the Company direct access to real-time market data from an extensive range of stock exchanges and other sources worldwide. The acquisition also expanded the Company’s real-time datafeed services, and provided the Company with the opportunity to market ComStock’s content and services to institutional customers worldwide. The price paid in cash for the stock and the assets was $115,972,000 and was funded from the operating cash of the Company. In addition, the Company incurred acquisition costs of $1,027,000, consisting of employee severance costs, and legal and accounting service fees. As of December 31, 2005, all acquisition costs have been fully paid.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third party appraiser. The intangible assets are being amortized over periods ranging from two to twenty-five years. The weighted average amortization period in total is 13.1 years. The weighted average amortization period by major asset class is: Customer lists 10.0 years, Service Contracts 24.9 years, Trademark 15.0 years and Computer software/technology 8.0 years. The Company’s financial statements include the results of operations of ComStock subsequent to the acquisition date.

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

On October 31, 2003, the Company acquired the real-time datafeed customer contracts from HyperFeed Technologies, Inc. (“HyperFeed”) for $8,410,000, consisting of payments of $7,625,000 with the balance of $785,000 to be paid if agreed upon milestones are reached, offset by cash acquired of $1,011,000. In 2005, the Company made payments totaling $455,000. The Company expects to make the remaining payments totaling $330,000 in 2006. The Company funded this acquisition from its existing cash resources. The Company’s financial statements include the results of the real-time datafeed customer contracts subsequent to the acquisition date.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as follows (in thousands):

Assets
Cash	$1,011
Accounts receivable	579
Prepaid expenses	29
Customer lists	7,290
Service contract	790

$9,699

Liabilities
Deferred revenue	$983
Customer deposits	636

$1,619

Total Purchase Price	$8,080

On September 1, 2004, the Company acquired the assets of FutureSource, LLC (“FutureSource”), a leading provider in real-time futures and commodities data. This acquisition enables the Company to provide global coverage of futures and commodities data. The Company is in the process of integrating FutureSource into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 offset by cash acquired of $317,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of December 31, 2005, $717,000 of these acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by March 31, 2006.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over periods ranging from six to nine years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: Customer lists 8.8 years, Trademark 8.0 years and Computer software/ technology 9.0 years. The Company’s financial statements include the results of operations of FutureSource subsequent to the acquisition date.

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

On December 13, 2005, Interactive Data acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries (“IS.Teledata”), for $54,628,000, offset by cash acquired of $5,212,000. Such acquisition was funded from the operating cash of the Company. The minority shareholders interest of $2,689,000 is recorded in other liabilities. As of March 3, 2006, the Company had acquired an additional 3.6% of IS.Teledata for $2,206,000 which increases the Company’s total ownership in IS.Teledata to approximately 98.7%. The IS.Teledata business, which is being managed as part of the ComStock business, provides financial institutions with managed market data solutions that aggregate and display customized financial content. This acquisition enables the Company to market a set of offerings that complement its core portfolio of financial market data services. This acquisition also enables the Company to broaden its presence in continental Europe. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of December 31, 2005, $878,000 of these transaction costs have been paid. The Company expects the majority of the remaining costs to be paid by December 31, 2006.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. Based on the preliminary allocation valuation, the intangible assets are being amortized over periods ranging from eight to ten years. The weighted average amortization period in total is 9.8 years. The weighted average amortization period by major asset class is: Customer lists 10.0 years and Computer software/ technology 9.6 years. The Company’s financial statements include the results of operations of IS.Teledata subsequent to the acquisition date. The value assigned to the deferred tax assets has not been finalized. We expect to finalize the valuation by the end of the third quarter of 2006.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as follows (in thousands):

Assets
Cash	$5,212
Accounts receivable, net	5,201
Prepaid expenses and other current assets	1,017
Fixed assets	3,251
Customer lists	14,219
Completed software/technology	19,551
Deferred tax assets, net	3,147
Goodwill	17,734

$69,332
Liabilities:
Accounts payable	$4,957
Accrued liabilities	4,589
Deferred revenue	956
Other liabilities	2,702
Accrued acquisition costs	1,500

$14,704
Total Purchase Price	$54,628

4.	Property and Equipment

Property and equipment consisted of the following at December 31:

	Useful Life	2005	2004
		(In thousands)

Computer and communication equipment	3-5 years	$109,115	$102,876
Leasehold improvements	Life of lease	26,099	23,767
Furniture and fixtures	3-10 years	34,362	30,687
Purchased and capitalized software	3-5 years	35,063	29,203

		204,639	186,533
Less accumulated depreciation		(140,387)	(131,679)

		$64,252	$54,854

In 2005, the Company capitalized $4,752,000 related to the development of internal use software and recorded related amortization expense of $2,895,000. The remaining book value of the software developed for internal use was $11,789,000 and $9,932,000 as of December 31, 2005 and 2004, respectively.

Depreciation expense was $18,767,000, $18,521,000 and $16,807,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

Intangible assets consist of the following:

	Weighted	December 31, 2005			December 31, 2004
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
		(In thousands)			(In thousands)

Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.5 years	10,792	(10,792)	—	10,792	(10,792)	—
Computer software	7.8 years	87,849	(50,624)	37,225	68,386	(47,098)	21,288
Customer lists	11.3 years	225,946	(97,529)	128,417	211,460	(80,772)	130,688
Service Contracts	23.8 years	17,490	(2,771)	14,719	17,365	(1,974)	15,391
Trademarks	13.4 years	2,200	(405)	1,795	2,200	(229)	1,971

Total		$431,777	$(249,621)	$182,156	$397,703	$(228,365)	$169,338

Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/06	$24,271
For year ending 12/31/07	$23,875
For year ending 12/31/08	$23,796
For year ending 12/31/09	$23,796
For year ending 12/31/10	$23,785

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance as of January 1, 2004	$462,323
Goodwill acquired during the year	12,776
Purchase accounting adjustments	(3,079)
Impact of change in foreign exchange rates	8,424

Balance as of December 31, 2004	$480,444
Goodwill acquired during the year	17,734
Purchase accounting adjustments	(4,708)
Impact of change in foreign exchange rates	(13,291)

Balance as of December 31, 2005	$480,179

The Company does not allocate goodwill to its operating segments due to the fact that the Company’s chief operating decision maker does not use this information in evaluating the operations for each of the Company’s segments (see Note 13 for further discussions of the Company’s segments).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities

Accrued expenses consist of the following at December 31:

	2005	2004
	(In thousands)

Bonus	$15,636	$13,831
Employee related costs	20,291	18,922
Commissions	3,787	3,449
Professional services	4,835	4,033
Acquisition costs (see Note 3)	1,601	1,918
Property costs	4,232	4,563
Royalties	3,731	4,065
Sales taxes	1,989	2,942
Data and communication charges	7,787	8,569
Other	4,858	4,984

	$68,747	$67,276

7.	Stock Based Compensation

Employee Stock Purchase Plan

In 2001, the Company adopted the 2001 ESPP for all eligible employees worldwide. The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the year ended December 31, 2005, employees purchased 178,266 shares at an average share price of $15.46. At December 31, 2005, 1,530,436 shares were reserved for future issuance under the 2001 ESPP.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

		Weighted
		Average
	Options	Exercise Price
	(In thousands)

Outstanding, December 31, 2003	9,358	$12.15
Granted	1,937	17.48
Exercised	(1,157)	9.59
Canceled	(306)	13.32

Outstanding, December 31, 2004	9,832	$13.46

Granted	1,940	21.38
Exercised	(1,412)	11.57
Canceled	(292)	16.86

Outstanding, December 31, 2005	10,068	$15.16

Exercisable, December 31, 2005	6,052	$12.58

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

Range of option exercise prices:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
	(In thousands)		(In thousands)

$3.00 to $4.41 (Avg. life: 4.20 years)	33	$3.51	33	$3.51
$4.75 to $6.53 (Avg. life: 3.60 years)	206	4.99	206	4.99
$7.69 to $10.25 (Avg. life: 5.30 years)	2,685	8.74	2,685	8.74
$12.50 to $18.71 (Avg. life: 7.40 years)	5,243	16.68	3,103	16.45
$20.45 to $21.94 (Avg. life: 9.50 years)	1,901	21.38	25	20.45

	10,068		6,052

As discussed in Note 1, the Company applies APB No. 25 in accounting for stock based employee compensation and, accordingly, no compensation cost has been recognized for its employee stock option plans or employee stock purchase plan in the consolidated financial statements.

Deferred Stock Compensation

The Company has awarded deferred stock compensation to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 292,582 deferred and restricted stock units of the Company’s common stock have been granted to date. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The total deferred compensation cost related to these grants is $5,546,000 which is included in stockholders’ equity and will be amortized over the three-year vesting period. For the years ended December 31, 2005, 2004 and 2003, the Company expensed $1,491,000, $648,000 and $233,000, respectively, in selling, general and administrative expenses. As of December 31, 2005, $2,371,000 has been expensed for all deferred stock compensation awards. The remaining unamortized deferred compensation cost at December 31, 2005 is $3,175,000.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

In addition to the Company’s common stock, the Company may issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the board of directors, without any further action by the stockholders of the Company. At December 31, 2005, no such stock has been issued.

In August 2002, the Company’s board of directors authorized a stock buyback program of up to 1,000,000 of the Company’s outstanding shares of common stock. During 2004, the Company repurchased 800,000 shares of outstanding common stock and completed the buyback under this program. In the third quarter of 2004, the Company’s board of directors authorized a new stock buyback program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. During 2005, the Company repurchased 855,000 shares of outstanding common stock and completed the buyback under this program. In the second quarter of 2005, the Company’s board of directors authorized a new stock buyback program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. During 2005, the Company repurchased 552,000 shares of outstanding common stock under this new program and repurchased a total of 1,407,000 shares of outstanding common stock in 2005. As of December 31, 2005, 448,000 shares of outstanding common stock remained available for purchase under the Company’s current stock buyback program.

9.	Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment, distribution agreements for satellite and cable space and FM radio channels. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

Future contractual commitments and obligations, as of December 31, 2005, are summarized in the chart below.

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years
	(In thousands)

Operating Lease Obligations	$97,984	$16,067	$27,940	$24,065	$29,912
Distribution Agreements	$1,380	$809	$403	$168	—
Purchase Obligations	$18,065	$18,065	—	—	—

Total	$117,429	$34,941	$28,343	$24,233	$29,912

The Company’s key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2006.

Rental expense was $12,652,000, $13,872,000 and $14,251,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The components of income before income taxes are as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Domestic	$124,443	$100,558	$98,085
Foreign	24,408	27,833	18,364

Total	$148,851	$128,391	$116,449

Income tax expense (benefit) consists of the following for the years ended December 31:

	2005	2004	2003
	(In thousands)

Current:
Federal	$37,262	$30,114	$31,653
State	11,456	8,863	9,194
Foreign	10,332	10,054	5,763

	59,050	49,031	46,610

Deferred:
Federal	(1,615)	766	(1,803)
State	(687)	(1)	(334)
Foreign	(1,761)	(1,676)	(225)

	(4,063)	(911)	(2,362)

	$54,987	$48,120	$44,248

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s deferred income tax assets/(liabilities) recognized in the financial statements are as follows at December 31:

Asset/(Liability)	2004	2005
	(In thousands)

Current deferred tax:
Accrued expenses	$3,305	$6,199
Accounts receivable allowance	2,278	2,274
Other	(253)	63

	5,330	8,536
Less: valuation allowance	(3,821)	(3,550)

Current deferred tax asset	1,509	4,986
Long Term deferred tax:
Deferred compensation	2,398	1,374
Other intangible assets	(5,923)	(6,551)
Depreciation	(2,700)	(2,698)
Non compete agreements	15,229	17,618
Net operating loss carryforwards	6,433	7,658
Customer lists	(32,751)	(39,376)
Sale of MarketWatch	5,916	6,634
Software development costs	(4,905)	(4,147)
Asset impairment	795	560

	(15,508)	(18,928)
Less: valuation allowance	(8,356)	(9.803)

Deferred tax liabilities	(23,864)	(28,731)

Total deferred tax liabilities, net	$(22,355)	$(23,745)

A long-term deferred tax asset of $6,619,000 was recorded concurrently with the sale of MarketWatch, Inc. to Pearson in 2000, which resulted from deferral of the capital loss for tax purposes. In 2005, Market Watch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. The company realized tax-effected capital gains of $718,000 in 2005 and utilized part of the Market Watch, Inc. capital loss. A decrease of $718,000 was recorded to the deferred tax asset and the related valuation allowance. There is uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,901,000 of deferred tax asset, and as such a full valuation allowance has been established. Should the Company determine that it is able to realize future capital gains for which this capital loss carryforward would be available to offset, an adjustment to this valuation allowance would increase income in the period such determination is made.

The Company has $732,000 of deferred tax asset for federal net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation that will expire in 2007. Internal Revenue Service (“IRS”) and certain state regulations limit the usage of the net operating loss carryforwards. The Company believes that based upon the forecasted future taxable income, these net operating loss carryforwards will be fully utilized. In addition, the Company has a $5,701,000 long term deferred tax asset for state net operating loss carryforwards which the Company has provided a full valuation allowance since the utilization of the carryforward is dependent upon state tax limitations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net decrease in the overall valuation allowance of $1,176,000 is attributable to the utilization of $718,000 of capital losses as well as $458,000 of state net operating losses. The valuation allowance was originally established due to the uncertainty surrounding the ability to realize the capital loss and net operating losses for tax purposes in future tax periods.

Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2005	2004	2003

Statutory US federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.7	4.5	4.9
Foreign income taxed at different statutory rates	(1.6)	(2.7)	(2.0)
Other, net	(1.2)	.7	.1

Effective tax rate	36.9%	37.5%	38.0%

The Company currently provides US income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. US taxes have not been provided on approximately $61,000,000 of accumulated unremitted earnings, which are expected to remain permanently invested in the foreign operations.

11.	Retirement Plans

Pearson, Inc. Savings and Investment Plan

The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation, which is subject to a 50% employer match. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) Plan are determined as a percentage of covered salary and amounted to $4,600,000, $4,373,000 and $3,307,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2005, 2004 and 2003, the Company recorded $1,515,000, $1,382,000 and $1,322,000, respectively. The related contributions for 2004 and 2003 have been made. The contribution for 2005 is expected to be made in March 2006.

Pearson, Inc. Pension Plan

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees and the Pension Plan also includes certain of the Company’s US employees. Pension costs are actuarially determined. The Company funds pension costs attributable to its employees to the extent allowable under IRS regulations. In 2001, the Company froze the benefits associated with this Pension Plan and no gain or loss was recorded as a result of the curtailment. In 2002, the valuation date for the Pension Plan was changed from September to December. There was no material impact to the financial results of the Company as a result of this change.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

	Year Ended
	December 31,
	2005	2004
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$9,315	$9,361
Service cost	—	—
Interest cost	499	518
Amendments	—	—
Actuarial loss	184	1
Benefits paid	(510)	(565)

Benefit obligation at end of year	$9,488	$9,315
Change in plan assets:
Fair value of plan assets at beginning of year	$6,788	$5,625
Actual return on plan assets	505	658
Employer contribution	1,457	1,070
Benefits paid	(510)	(565)

Fair value of plan assets at end of period	$8,240	$6,788

Reconciliation of funded status:
Benefit obligation at end of year	$9,488	$9,315
Fair value of plan assets at end of period	8,240	6,788
Funded status at end of period	1,248	2,527
Unrecognized prior service (benefit)	(28)	(31)
Unrecognized net actuarial gain	(2,400)	(2,263)

Net amount recognized	$(1,180)	$233
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	1,248	2,527
Intangible assets	(28)	(31)
Accumulated other comprehensive loss	(2,400)	(2,263)

Net amount recognized	$(1,180)	$233

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	499	518	543
Expected return on plan assets	(574)	(481)	(340)
Amortization of prior service costs	2	2	3
Recognized actuarial loss	115	121	147

Net periodic benefit cost	$42	$160	$353

The accumulated benefit obligation for all defined benefit pension plans was $9,488,000 and $9,315,000 at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended
	December 31,
	2005	2004
	(In thousands)

Projected benefit obligation	$9,488	$9,315
Accumulated benefit obligation	9,488	9,315
Fair value of plan assets	8,240	6,788
Additional Information:

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Increase in minimum liability included in other comprehensive income	$106	$391	$—

Weighted average assumptions used to determine benefit obligations at December 31:

	2005	2004

Discount rate	5.60%	5.85%
Rate of compensation increase	4.50%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004

Discount rate	5.85%	6.10%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses to the Plan. The portfolio may be composed of mutual funds, hedge funds, private equity funds and other asset classes.

The Company’s pension plan weighted-average asset allocation at December 31, 2005 and 2004 by asset category are as follows:

	Year Ended
	December 31,
	2005	2004

Equity securities	61%	63%
Debt securities	32%	37%
Other	7%	—%

Total	100%	100%

It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.

The expected cash flows from the Pension Plan for the years 2006 through 2015 is as follows:

Year	Total
(In thousands)

2006	$866
2007	1005
2008	966
2009	822
2010	609
2011 through 2015	2,985

The expected contribution to the Pension Plan in 2006 is $17,700.

Foreign Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The pension expense incurred by the Company related to these plans for the years ended December 31, 2005, 2004 and 2003 was $4,855,000, $2,590,000 and $3,281,000, respectively.

12.	Related Party Transactions

The Company is a party to a management services agreement with Pearson that became effective as of February 29, 2000. Pearson, through a subsidiary, owns approximately 62% of the Company’s issued and outstanding common stock. This agreement governs the provision of services by either company (and each company’s subsidiaries) to the other and renews annually.

Pursuant to the agreement, Pearson provides certain services to the Company and the Company provides certain services to Pearson. The services provided by Pearson afford the Company administrative convenience and the Company believes the terms of such services are more favorable to the Company than if the Company had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include administering 401(k), travel, employee benefit plans and insurance plans in the US and UK, use of a back-up disaster recovery site, and billing, accounts payable, accounts receivable, computer and accounting system support, financial accounting, tax and payroll services related to certain of our subsidiaries, primarily in the UK. Payroll

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services provided by Pearson ceased in the third quarter of 2003. The services provided by the Company to Pearson include the provision of financial market data. A majority of the charges for services to and from Pearson and its affiliates are at cost. Prior to entering into any service arrangement with Pearson, the Company assesses whether it would be more advantageous to obtain such services from a third party. The independent committee of our board of directors, which currently consists of four directors, none of whom are employees of Pearson, approved the management services agreement on the Company’s behalf. There was no material effect on the Company’s financial condition or results of operations as a result of entering into the agreement. If Pearson’s services were to be terminated, the Company would be required to seek equivalent services in the open market at potentially increased costs. The management services agreement is amended from time to time by mutual agreement to address changes in the terms or services provided to or on the Company’s behalf. The independent committee approves any such modifications. From time to time, the Company assesses the ongoing relationships between the Company and Pearson, and if the Company determines that it would be more advantageous to secure any such services outside of Pearson, the Company pursues doing so.

In addition, in the ordinary course of business, the Company is involved in transactions with certain businesses that are owned by or affiliated with Pearson. Certain of the Company’s businesses license financial market data and related services at commercial rates to certain businesses owned by or affiliated with Pearson and also acquire a range of services related to specific financial market indices from certain businesses owned by or affiliated with Pearson. The Company believes that the terms and conditions of these transactions are fair and reasonable. Certain of the Company’s businesses purchase advertising at discounted rates and other promotional services from certain businesses owned by or affiliated with Pearson.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the balance sheet. For the years ended December 31, 2005, 2004 and 2003, we recorded revenue of $450,000, $2,563,000 and $2,711,000, respectively, for services provided to Pearson. For the years ended December 31, 2005, 2004 and 2003, the Company recorded expense of $3,455,000, $3,658,000 and $3,115,000, respectively, for these services received from Pearson.

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

On January 6, 2006, a member of the Company’s board of directors sold 1,131,000 shares of Company common stock to Pearson, bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of January 6, 2006.

13.	Segment Information

The Company operates in two reportable segments by providing financial market data, analytics and related services to Institutional and Active Trader customers worldwide. The Company evaluates its segments on the basis of service revenue and operating income (loss) from operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment financial information is as follows:

	2005	%	2004	%	2003	%
	(In thousands)

Service revenue:
Institutional Services	$473,020	87%	$429,462	89%	$397,412	90%
Active Trader Services	69,847	13%	55,103	11%	45,278	10%

Total	$542,867	100%	$484,565	100%	$442,690	100%

Income (loss) from operations:
Institutional Services	$180,963	125%	$166,196	132%	$148,606	129%
Active Trader Services	16,685	12%	10,472	8%	6,489	6%
Corporate and unallocated(1)	(53,508)	(37)%	(50,799)	(40)%	(39,746)	(35)%

Total	$144,140	100%	$125,869	100%	$115,349	100%

Identifiable assets:
Institutional Services	$728,332	73%	$754,527	74%
Active Trader Services	19,297	2%	17,529	2%
Corporate and unallocated (1)	249,291	25%	247,720	24%

Total	$996,920	100%	$1,019,776	100%

(1)	Corporate and unallocated loss from operations for the periods ended December 31 primarily consists of intangible asset amortization and corporate, general and administrative expenses.

The Company’s geographic distribution is as follows:

	2005	2004	2003
	(In thousands)

Service revenue:
United States	$416,151	$382,242	$346,457
United Kingdom	64,820	60,246	62,783
All other European countries and Canada	50,934	33,876	27,050
Asia Pacific	10,962	8,201	6,400

Total	$542,867	$484,565	$442,690

Long-lived assets:
United States	$549,128	$568,435
United Kingdom	119,213	134,363
All other European countries	54,416	—
Asia Pacific	4,504	2,654

Total	$727,261	$705,452

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	December 31,
	2005	2004
	(In thousands)

Unrealized gains on securities (net of tax, $343 as of December 31, 2005 and $214 as of December 31, 2004)	$546	$342
Foreign currency translation adjustment	5,282	23,389
Minimum pension liability	(2,400)	(2,294)

Total accumulated other comprehensive income	$3,428	$21,437

The components of comprehensive income (loss) was as follows:

	December 31,
	2005	2004	2003
	(In thousands)

Net Income	$93,864	$80,271	$72,201
Unrealized gains on securities (net of tax, $129, $160 and $103 as of December 31, 2005, 2004 and 2003, respectively)	204	255	166
Minimum pension liability adjustment	(106)	391	—
Foreign currency translation adjustment	(18,107)	10,424	14,817

Total comprehensive income	$75,855	$91,341	$87,184

15.	Subsequent Event

On February 1, 2006, the Company announced a definitive agreement to acquire Quote.com and related assets from Lycos, Inc. for $30,000,000 in cash. The acquisition closed on March 6, 2006 and was funded from existing cash resources.

The Company acquired an additional 3.6% of IS.Teledata for aggregate cash of $2,206,000, bringing the Company’s total ownership to approximately 98.7% as of March 3, 2006.

On January 6, 2006, Pearson acquired an additional 1,131,000 shares of Company common stock from one of the Company’s directors, bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of January 6, 2006.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2005. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

					Year Ended
	Quarters Ended				December 31,
	March 31,	June 30,	September 30,	December 31,	2005

Service revenue	$139,652	$132,998	$134,198	$136,019	$542,867
Total costs and expenses	103,494	97,844	97,281	100,108	398,727
Income from operations	36,158	35,154	36,917	35,911	144,140
Other income, net	1,014	1,165	1,212	1,320	4,711
Income tax expense	13,499	13,897	14,985	12,606	54,987
Net income	23,673	22,422	23,144	24,625	93,864
Net income per share — basic	$0.25	$0.24	$0.25	$0.26	$1.01
Net income per share — diluted	$0.25	$0.23	$0.24	$0.26	$0.98
Cash dividend paid per common share	$—	$—	$0.80	$—	$0.80

					Year Ended
	Quarters Ended				December 31,
	March 31,	June 30,	September 30,	December 31,	2004

Service revenue	$117,630	$118,875	$122,884	$125,176	$484,565
Total costs and expenses	88,276	88,543	89,260	92,617	358,696
Income from operations	29,354	30,332	33,624	32,559	125,869
Other income, net	380	552	622	968	2,522
Income tax expense	11,373	11,814	12,482	12,451	48,120
Net income	18,361	19,070	21,764	21,076	80,271
Net income per share — basic	$0.20	$0.20	$0.23	$0.23	$0.86
Net income per share — diluted	$0.19	$0.20	$0.23	$0.22	$0.84

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 2005, 2004, and 2003

Schedule II Valuation and Qualifying Accounts

	Balance at		Charged to			Balance
	Beginning		Other			at End of
Description	of Period	Additions	Accounts		Write Offs	Period
	(In thousands)

Allowance for doubtful accounts
Year Ended December 31, 2005	$7,283	$6,563	$(383	)(A)	$5,743	$7,720
Year Ended December 31, 2004	6,467	7,257	(756	)(A)	5,685	7,283
Year Ended December 31, 2003	4,950	3,936	294	(A)	2,713	6,467

(A) Currency translation adjustments for foreign entities and purchase accounting adjustment associated with an acquisition.

	Balance at		Charged to		Balance
	Beginning		Other		at End of
Description	of Period	Additions	Accounts	Write Offs	Period
	(In thousands)

Valuation Allowance
Year Ended December 31, 2005	$13,353	$—	$—	$1,176	$12,177
Year Ended December 31, 2004	12,793	560	—	—	13,353
Year Ended December 31, 2003	12,801	—	—	8	12,793

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2005. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting excluding IS.Teledata AG was effective as of December 31, 2005.

Management’s evaluation of internal control over financial reporting as of December 31, 2005 excluded an evaluation of the internal control over financial reporting of IS.Teledata AG which was acquired in December 2005. IS.Teledata’s revenues of $2,000,000 and total assets of $69,300,000 are included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 11.	Executive Compensation

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the SEC and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2005:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity Compensation Plans Approved by Securityholders(1)	10,068,274	$15.16	8,597,911(2)
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	10,068,274	$15.16	8,597,911(2)

(1)	These plans consist of our 2000 Long-Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, and our UK Savings Related Share Option Plan.

(2)	Represents shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and the UK Savings Related Share Option and shares available for future issuance under our 2000 Long-Term Incentive Plan. The number of shares available under our 2000 Long-Term Incentive Plan is adjusted from time to time. Under such plan, the compensation committee of board of directors can grant stock-based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant.

Item 13.	Certain Relationships and Related Transactions

That portion of our definitive Proxy Statement appearing under the caption “Related Party Transactions” and “Employment Agreements, Termination of Employment and Change in Control Arrangements” to be filed with the SEC and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

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

(b). Exhibits*

The exhibits to this Form 10-K are listed below.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation.(Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)
2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)
2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)
2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)
3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
3.2	By-laws of Interactive Data Corporation, as amended. (Exhibit 3.2 to registrant’s Form 8-A filed on June 15, 1992.)
10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992.)
10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

Exhibit
Number	Description of Exhibits

10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan.(Exhibit 10.3 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**
10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**
10.5	2004 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)**
10.6	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Employee Directors. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**
10.7	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Executives. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).**
10.8	Form of Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Executives.**
10.9	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for this fiscal year ended December 31, 2004).**
10.10	Form of Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed July 25, 2005)**
10.11	Forms of 2003 and 2004 Deferred Stock Unit Grant for Executive Officers and Non-Employee Directors. (Exhibit 10.21 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**
10.12	Form of Deferred Stock Unit Grant for Non-Employee Director.(Exhibit 99.3 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)
10.13	Form of Restricted Stock Unit Award Agreement under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed July 25, 2005)**
10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed February 22, 2006).
10.15	Interactive Data Corporation Compensation Plan for Non-Employee Directors (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed February 22, 2006.)
10.16	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**
10.17	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**
10.18	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.19	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.20	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.21	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.22	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit
Number	Description of Exhibits

10.23	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)
10.24	Amendment No. 2 to Management Services Agreement, dated September 16, 2004. (Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
10.25	Amendment No. 3 to Management Services Agreement dated September 16, 2004. (Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
10.26	Amendment No. 4 to Management Services Agreement dated September 16, 2004. (Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
10.27	Amendment No. 5 to Management Services Agreement effective as of July 1, 2004.
10.28	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.29	The Pearson 1988 Executive Share Option Plan. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.30	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.31	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.32	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.33	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.34	Pearson, Inc. Supplemental Executive Retirement Plan. (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**
10.35	Pearson plc Long-Term Incentive Plan. (Exhibit 10.31 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.36	Pearson Inc. Pension Plan. (Exhibit 10.32 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.37	Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002. (Exhibit 10.33 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.38	Amendment to Pearson Inc. Pension Plan dated May 30, 2002. (Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.39	Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003. (Exhibit 10.35 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.40	Pearson plc Pension Plan. (Exhibit 10.36 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**
10.41	2005 Executive Management Bonus Plan. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed April 6, 2005.)**
10.42	2005 Executive Management Bonus Plan for Stuart Clark. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed May 24, 2005)**
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished)

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

**	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ Stuart J. Clark
Stuart J. Clark
Chief Executive Officer

March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 14, 2006.

Signature	Title

/s/ Stuart J. Clark Stuart J. Clark	Chief Executive Officer and Director (principal executive officer)

/s/ John Makinson John Makinson	Chairman of the Board

/s/ Steven G. Crane Steven G. Crane	Chief Financial Officer (principal accounting officer)

/s/ William Ethridge William Ethridge	Director

/s/ John Fallon John Fallon	Director

/s/ Olivier Fleurot Olivier Fleurot	Director

/s/ Donald P. Greenberg Donald P. Greenberg	Director

/s/ Alan J. Hirschfield Alan J. Hirschfield	Director

/s/ Philip J. Hoffman Philip J. Hoffman	Director

/s/ Carl Spielvogel Carl Spielvogel	Director

/s/ Allan R. Tessler Allan R. Tessler	Director