Form 10-Q
period 2006-03-31
INTERACTIVE DATA CORP/MA/
filed 2006-05-09
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes  ☐     No  ☑
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 2, 2006 was 93,617,222.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
SERVICE REVENUE	$143,429	$139,652
COSTS AND EXPENSES
Cost of services	49,269	41,828
Selling, general and administrative	50,785	51,663
Depreciation	5,285	4,559
Amortization	6,197	5,444

Total costs and expenses	111,536	103,494

INCOME FROM OPERATIONS	31,893	36,158
Other income, net	1,193	1,014

INCOME BEFORE INCOME TAXES	33,086	37,172
Income tax expense	13,264	13,499

NET INCOME	$19,822	$23,673
NET INCOME PER SHARE
Basic	$0.21	$0.25
Diluted	$0.21	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,458	93,238
Diluted	95,910	96,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$132,782	$147,368
Marketable securities	32,870	25,019
Accounts receivable, net of allowance for doubtful accounts of $8,773 and $7,887 at March 31, 2006 and December 31, 2005, respectively	90,439	84,553
Prepaid expenses and other current assets	12,723	11,209
Deferred income taxes	1,711	1,509

Total current assets	270,525	269,658
Property and equipment, net	65,409	64,252
Goodwill	517,655	480,179
Intangible assets, net	185,317	182,156
Other assets	689	675

Total Assets	$1,039,595	$996,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$15,758	$18,032
Payable to affiliates	112	892
Accrued liabilities	56,968	68,747
Income taxes payable	11,279	2,045
Deferred revenue	30,411	23,988

Total current liabilities	114,528	113,704
Deferred tax liabilities	36,891	23,864
Other liabilities	2,295	3,946

Total Liabilities	$153,714	$141,514

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 98,393,153 shares issued and 93,593,153 shares outstanding at March 31, 2006, and 97,882,926 shares issued and 93,330,926 shares outstanding at December 31, 2005	984	979
Additional paid-in capital	861,404	851,312
Treasury stock, at cost, 4,800,000 shares at March 31, 2006 and 4,552,000 shares at December 31, 2005	(80,204)	(74,587)
Deferred stock-based compensation	—	(3,175)
Accumulated other comprehensive income	6,426	3,428
Accumulated earnings	97,271	77,449

Total Stockholders’ Equity	885,881	855,406

Total Liabilities and Stockholders’ Equity	$1,039,595	$996,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Common Stock			Treasury
	Number of	Par	Additional Paid	Stock Number	Treasury Stock
	Shares	Value	in Capital	of Shares	Cost
Balance, December 31, 2005 (Audited)	97,883	$979	$851,312	4,552	$(74,587)
Exercise of stock options	443	5	5,379	—	—
Issuance of stock in connection with employee stock purchase plan	67	—	1,243	—	—
Excess tax benefits from exercise of stock options and employee stock purchase plan	—	—	2,047	—	—
Deferred stock-based compensation	—	—	(2,818)	—	—
Stock-based compensation	—	—	4,241	—	—
Purchase of treasury stock	—	—	—	248	(5,617)
Other comprehensive income (Note 14)	—	—	—	—	—
Net income	—	—	—	—	—

Balance, March 31, 2006	98,393	$984	$861,404	4,800	$(80,204)

		Accumulated
	Deferred	Other		Total	Total
	Compensation	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Costs	Income	Earnings	Equity	Income
Balance, December 31, 2005 (Audited)	$(3,175)	$3,428	$77,449	$855,406	$—
Exercise of stock options	—	—	—	5,384	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,243	—
Excess tax benefits from exercise of stock options and employee stock purchase plan	—	—	—	2,047	—
Deferred stock-based compensation	3,175	—	—	357	—
Stock-based compensation	—	—	—	4,241	—
Purchase of treasury stock	—	—	—	(5,617)	—
Other comprehensive income (Note 14)	—	2,998	—	2,998	2,998
Net income	—	—	19,822	19,822	19,822

Balance, March 31, 2006	$—	$6,426	$97,271	$885,881	$22,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$19,822	$23,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,482	10,003
Amortization of discounts and premiums on marketable securities, net	53	618
Tax benefit from exercise of stock options and employee stock purchase plan	—	1,221
Deferred income taxes	(776)	(649)
Excess tax benefits from stock-based compensation	(2,047)	—
Stock-based compensation	4,241	318
Other non-cash items	421	(67)
Changes in operating assets and liabilities, net	(4,073)	(10,800)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,123	24,317
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(6,485)	(2,794)
Purchase of marketable securities	(34,937)	(115,067)
Proceeds from sales and maturities of marketable securities	27,033	—
Acquisition of businesses	(32,851)	(112)

NET CASH USED IN INVESTING ACTIVITIES	(47,240)	(117,973)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,627	4,275
Purchase of treasury stock	(5,617)	(8,289)
Excess tax benefits from stock-based compensation	2,047	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,057	(4,014)
Effect of change in exchange rates on cash and cash equivalents	474	(993)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,586)	(98,663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147,368	207,908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,782	$109,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 filed with the Securities and Exchange Commission on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations.
     On February 29, 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed a merger (“the Merger”) with Interactive Data Corporation (now known as FT Interactive Data Corporation), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company’s common stock from one of our directors, bringing the total held by Pearson to 57,555,000, or approximately 61.5% of the Company’s issued and outstanding shares of common stock as of March 31, 2006. Interactive Data Corporation prior to the Merger is referred to herein as FT Interactive Data Corporation, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.
     The Company’s common stock trades on the New York Stock Exchange under the trading symbol “IDC”.
2. Stock Based Compensation
Stock-based Compensation Plans:
     Employee Stock Purchase Plan
     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the three months ended March 31, 2006, employees purchased 67,315 shares at an average share price of approximately $18.50. At March 31, 2006, 1,463,121 shares were reserved for future issuance under the 2001 ESPP.
     Employee Stock Option Plan
     In 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the compensation committee of the board of directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as persons who provide consulting or other services to the Company. Except with regard to eligible directors, the exercise price of options granted to eligible participants is determined at the discretion of the compensation committee. The board of directors determines the exercise price of options granted to eligible directors. The exercise price for all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a four-year period.

     Restricted Stock and Deferred Stock Units
     The Company has awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 300,982 deferred and restricted stock units of the Company’s common stock have been granted to date. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, are charged to compensation expense on a straight-line basis, ratably, over the vesting periods. As prescribed under SFAS 123(R), the remaining unamortized deferred stock-based compensation cost on the balance sheet at December 31, 2005, as reported in our 10K, of $3,175,000 was reclassified to additional paid-in-capital effective upon adoption after January 1, 2006.
     Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the Company’s 2000 Plan and 2001 ESPP plan are issued from the Company’s authorized, but unissued common stock.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for equity instruments of the Company based on the fair value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application transition method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. The Company will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and will also be recognized on a straight-line basis over the requisite service period of each award. Given the Company has chosen the modified prospective application transition method of adoption there has been no restatement of historical reported interim and annual earnings reports.
     Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting as prescribed in APB No. 25, in accounting for its employee stock option and employee stock purchase plan. Under this method, the Company did not recognize compensation expense on stock options granted to employees when the exercise price of each option was equal to or greater than the market price of the underlying stock on the date of the grant. The Company disclosed in periods prior to January 1, 2006, the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for its employee stock option and employee stock purchase plan consistent with the provisions of SFAS 123.
     Stock-based compensation expense recognized during the first quarter of 2006 is based on the value of the portion of stock-based payment awards that are ultimately expected to vest, as required by SFAS 123(R). Accordingly, stock-based compensation expense recognized in the statement of income for the first quarter of 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeiture rates for the first quarter of 2006 based on its historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provision of SFAS 123.
Impact of the Adoption of SFAS 123(R)
     For the three months ended, March 31, 2006, the Company recognized stock-based compensation expense under SFAS 123(R) of $4,241,000 ($2,540,000,after tax). The following table presents the stock-based compensation expense:

Three Months Ended
March 31, 2006

(In thousands)
Cost of services	$1,387
Selling, general and administrative	2,854
Stock-based compensation expense before income tax	$4,241
Income tax effect	1,701
Stock-based compensation expense after income tax	$2,540
     For the three months ended March 31, 2006, the Company’s pre-tax stock-based compensation expense included $651,000 related to deferred and restricted stock units that were granted prior to and subsequent to the Company’s adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2006 were reduced $3,565,000 and $2,135,000, respectively, than if the Company had continued to account for stock-based compensation under APB 25. In addition, both the Company’s basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by $0.02 per share, as a result of adopting SFAS 123(R).
     The following pro forma information presents the Company’s net income as if the fair value based method had been applied to all awards:

Three Months Ended
March 31,
2005
(In thousands, except per
share data)
Net income, as reported	$23,673
Stock-based compensation included in net income, net of related tax effects	191
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,668)

Pro forma, net income	$21,196

Earnings per share
Basic — as reported	$0.25
Basic — pro forma	$0.23
Diluted — as reported	$0.25
Diluted — pro forma	$0.22
     Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2,047,000 of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow (and corresponding operating cash outflow). This amount would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).
Valuation Assumptions
     The estimated fair value of the options granted during 2006 and in prior years was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility is based on the historical volatility of the Company’s stock price over the expected term of the option. Our expected term is based on an analysis of the Company’s historical exercise behavior and post-vest termination data.
     The fair value of stock options granted under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Risk free interest rate	4.56%	3.77%
Expected term (in years)	4.65	4.00
Expected Volatility	29.49%	32.20%
Expected dividend yield	0.00%	0.00%
Weighted average grant-date fair value	$7.81	$6.36
     The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Risk free interest rate	3.66%-4.60%	1.76%
Expected term (in years)	.50	.50
Expected Volatility	15.85%	20.00%
Expected dividend yield	0.00%	0.00%
Weighted average grant-date fair value	$4.05	$3.34

Stock-based Payment Award Activity
     A summary of the status and activity for stock option awards under the Company’s 2000 Plan for the three months ended March 31, 2006, is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2006	10,068	$15.16
Granted	25	23.43
Exercised	(473)	(11.38)
Forfeited	(44)	(17.61)
Expired	(3)	(10.36)
Outstanding at March 31, 2006	9,573	$15.36	6.94	$77,909
Vested and unvested expected to vest at March 31, 2006	8,922	$15.07	6.94	$75,180
Exercisable at March 31, 2006	5,973	$12.98	6.42	$62,834
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
     The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $5,310,000 and $3,627,000, respectively. Exercise of options and issuances of shares under the 2001 ESPP during the first quarter of 2006 and 2005 resulted in cash receipts of $6,627,000 and $4,275,000, respectively. The Company recognized a tax benefit of $2,047,000 for the three months ended March 31, 2006 related to the exercise of stock options, which has been recorded as an increase to additional paid-in capital.

     A summary of the status and activity for restricted and deferred stock units under the Company’s 2000 Plan for the three months ended March 31, 2006, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Number of	Fair Value	Term	Value
	Units	(per share)	(in years)	(in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2006	286,354	$18.98
Forfeited	—	—
Vested	(12,916)	(20.44)
Granted	8,400	23.43
Unvested at March 31, 2006	281,838	$19.05	2.00	$6,623
     As of March 31, 2006, there was approximately $296,000, $14,863,000 and $2,721,000 of total unrecognized compensation expense, net of estimated forfeitures, related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards, respectively, that are expected to be recognized over a weighted average period of approximately 9.5 months for employee stock purchase plan shares, 2.4 years for stock options and 2.0 years for deferred and restricted stock units. The total fair value of all share awards vested during the three months ended March 31, 2006 and 2005 was $3,880,000 and $3,648,000, respectively.
3. Marketable Securities
     Investments consist of municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive income as a component of shareholders’ equity.
     Marketable securities by security type at December 31, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$25,029	$(10)	$25,019
     Marketable securities by security type at March 31, 2006 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$32,882	($12)	$32,870
4. Acquisitions
     On March 6, 2006, the Company acquired the assets of Quote.com and other related assets from Lycos, Inc. This acquisition enhances the Company’s ability to provide real-time streaming market data and access to decision-support tools to active traders, individual investors and investment community professionals as well as expands eSignal’s family of financial websites. The Company is currently integrating the Quote.com business into its eSignal business. The aggregate cash consideration paid for the assets was $30,000,000. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of March 31, 2006, $265,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by September 30, 2006.

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. Based on the preliminary allocation valuation, the intangible assets are being amortized over a period ranging from three months to ten years. The weighted average amortization period in total is 6.7 years. The weighted average amortization period by major asset class is: customer lists 5.9 years, completed software/technology 7.2 years, and trademarks 8.0 years. Total tax deductible goodwill resulting from the Quote.com acquisition amounts to $22,500,000. The Company’s financial statements include the results of operations of the Quote.com business subsequent to the acquisition date.
The acquisition was accounted for as follows (in thousands):

Assets
Fixed assets	$205
Customer lists	3,480
Completed software/technology	4,600
Trademarks	300
Deferred tax assets	147
Goodwill	22,530

$31,262

Liabilities:
Accrued liabilities	$10
Deferred revenue	902
Accrued acquisition costs	350

$1,262

Total Purchase Price	$30,000

          On December 13, 2005, Interactive Data acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. Such acquisition was funded from the operating cash of the Company. In the first quarter of 2006, the Company acquired an additional 4.5% of IS.Teledata for $2,686,000 which increases the price paid for IS.Teledata to $57,314,000 and increases the Company’s total ownership in IS.Teledata to approximately 99.6%. The remaining minority shareholders’ interest of $3,000 is recorded in other liabilities. The IS.Teledata business, which is being managed as part of the ComStock business, provides financial institutions with managed market data solutions that aggregate and display customized financial content. This acquisition enabled the Company to enter an adjacent market sector with a set of offerings that complement its core portfolio of market data services. This acquisition also enabled the Company to broaden its presence in continental Europe. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of March 31, 2006, $1,350,000 of these transaction costs have been paid. The Company expects the majority of the remaining costs to be paid by June 30, 2006. In the first quarter of 2006, the Company recorded a deferred tax liability of $13,600,000 associated with the intangible assets.
          The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over periods ranging from eight to ten years. The weighted average amortization period in total is 9.8 years. The weighted average amortization period by major asset class is: customer lists 10.0 years and computer software/technology 9.6 years. The Company’s financial statements include the results of operations of IS.Teledata subsequent to the acquisition date.
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

     On September 1, 2004, the Company acquired the assets of FutureSource, LLC and its subsidiaries (“FutureSource”), a leading provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company is in the process of integrating the FutureSource business into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of March 31, 2006, $975,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by June 30, 2006.
     The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over a period ranging from six to nine years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer lists 8.8 years, trademarks 8.0 years and computer software/technology 9.0 years. Total tax deductible goodwill resulting from the FutureSource acquisition amounts to $9,700,000. The Company’s financial statements include the results of operation of FutureSource subsequent to the acquisition date.
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

5. Restructuring Charges
     In 2004, the Company recorded restructuring charges of $1,791,000 relating primarily to employee severance costs, as part of selling, general and administrative expenses. In 2005, the Company recorded restructuring charges of $1,484,000 relating primarily to employee severance costs, primarily as part of selling, general and administrative expenses. The Company expects to complete the majority of these payments by December 31, 2006. In the first quarter of 2006, the Company recorded restructuring charges of $5,000 relating to employee severance costs, which are included in selling, general and administrative expenses. As of March 31, 2006, the remaining restructuring accrual is $440,000.
     As of March 31, 2006, the remaining restructuring accruals are composed of the following:

	Employee Severance	Lease Terminations	Total
		(In thousands)
December 31, 2004	$516	$989	$1,505
2005 Additions	1,484	—	1,484
2005 Payments/Adjustments	(1,511)	(814)	(2,325)
December 31, 2005	$489	$175	$664
2006 Additions	5	—	5
2006 Payments/Adjustments	(176)	(53)	(229)
March 31, 2006	$318	$122	$440
6. Segment Information
     The Company operates in two reportable segments by providing financial market data, analytics and related services to institutional and active traders, individual investors and investment community professional customers worldwide. The Company evaluates its segments on the basis of service revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2006 and 2005.
Segment financial information is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Service revenue:
Institutional Services	$124,541	$121,711
Active Trader Services	18,888	17,941

Total	$143,429	$139,652

Income (loss) from operations:
Institutional Services	$45,221	$45,185
Active Trader Services	5,322	4,381
Corporate and unallocated (1)	(18,650)	(13,408)

Total	$31,893	$36,158

Identifiable assets by geographic region:
North America	$751,002	$726,321
Europe	275,620	259,676
Asia	12,973	10,923

Total	$1,039,595	$996,920

(1)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, stock-based compensation, costs associated with our data center consolidation initiative, and intangible asset amortization.
7. Earnings Per Share
     The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Below is a reconciliation of the weighted average number of common shares outstanding.
     Stock options to purchase 25,000 and 0 shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods.

	For the Three Months Ended
	March 31, 2006
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$19,822	93,458	$0.21
Effect of dilutive securities:
Stock options	—	2,300	—
Deferred and restricted stock units	—	152	—

Net income-diluted	$19,822	95,910	$0.21

	For the Three Months Ended
	March 31, 2005
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except
	per share amount)
Net income-basic	$23,673	93,238	$0.25
Effect of dilutive securities:
Stock options	—	2,814	—
Deferred and restricted stock units	—	54	—

Net income-diluted	$23,673	96,106	$0.25

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
     There have been no material changes to the Company’s commitments since December 31, 2005. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
9. Income Taxes
     For the first quarter ended March 31, 2006, the Company’s effective tax rate was 40.1% as compared to 36.3% for the first quarter ended March 31, 2005. The increase in the effective tax rate in relation to the federal statutory rate is attributable to stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and higher foreign income taxes. An incentive stock option does not ordinarily result in a tax benefit for the Company unless there is a disqualifying disposition of the stock. Accordingly, no deferred tax asset or benefit has been recognized by the Company for compensation expense recorded for incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of IS.Teledata and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive effective date of March 15, 2005.
     The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

10. Intangible Assets
     Intangible assets consist of the following:

		March 31, 2006			December 31, 2005
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.7 years	11,092	(10,795)	297	10,792	(10,792)	—
Computer software and technology	7.7 years	92,592	(51,985)	40,607	87,849	(50,624)	37,225
Customer lists	11.2 years	229,956	(102,145)	127,811	225,946	(97,529)	128,417
Service contracts	23.8 years	17,490	(2,937)	14,553	17,490	(2,771)	14,719
Trademarks	12.8 years	2,500	(451)	2,049	2,200	(405)	1,795

Total		$441,130	$(255,813)	$185,317	$431,777	$(249,621)	$182,156

Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/07	$25,082
For year ending 12/31/08	$25,003
For year ending 12/31/09	$25,003
For year ending 12/31/10	$24,992
For year ending 12/31/11	$20,727
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
     The components of net periodic benefit cost were as follows:

	Three Months
	ended March 31,
	2006	2005
	(in thousands)
Service cost	$—	$—
Interest cost	129	132
Expected return on plan assets	(170)	(149)
Amortization of unrecognized prior service costs	1	1
Amortization of unrecognized loss	32	28

Net periodic benefit cost	$(8)	$12
     As of March 31, 2006, the Company has contributed $0 to fund its 2006 obligations under the Plan.
12. Stockholder’s Equity
     In the second quarter of 2005, the Company’s board of directors authorized a stock buyback program to purchase up to 1,000,000 of the Company’s outstanding shares of common stock. In the first quarter of 2006, the Company repurchased 248,000 shares of outstanding common stock. As of March 31, 2006, the maximum number of shares remaining that can be repurchased under this program was 200,000.
13. Recent Accounting Pronouncements

  Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Shared-Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 2, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.
14. Comprehensive Income
     The components of accumulated other comprehensive income was as follows (in thousands):

	March 31, 2006	December 31, 2005
Unrealized gains on securities (net of tax, $436 as of March 31, 2006 and $343 as of December 31, 2005)	$706	$546
Foreign currency translation adjustment	8,120	5,282
Minimum pension liability	(2,400)	(2,400)

Total accumulated other comprehensive income	$6,426	$3,428

     The components of other comprehensive income was as follows (in thousands):

	March 31, 2006	March 31, 2005
Net Income	$19,822	$23,673
Unrealized gains on securities (net of tax, $96 and $80 as of March 31, 2006 and 2005)	161	126
Foreign currency translation adjustment	2,837	(3,076)

Total comprehensive income	$22,820	$20,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended March 31, 2006 included herein in Item 1, and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Institutional Services
     Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. In the Institutional Services segment, we operate the following three businesses:
•	Our FT Interactive Data business provides financial institutions, redistributors and outsourcing organizations with historical and end-of-day pricing, evaluations, dividend, reference data and corporate actions information for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•	Our ComStock business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange as well as a suite of managed market data solutions that aggregate and customize the display of financial content.

•	Our CMS BondEdge business provides financial institutions with sophisticated fixed income analytics.
     On December 13, 2005, we acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. IS.Teledata, which is being managed as part of the ComStock business, provides financial institutions with managed market data solutions that aggregate and display customized financial content. This acquisition enables us to market a set of offerings that complement our core portfolio of financial market data services, and broaden our presence in continental Europe. We funded this acquisition from existing cash resources. In the first quarter of 2006, we acquired an additional 4.5% of IS.Teledata shares from minority shareholders for an aggregate purchase price of $2,686,000, increasing the total cost of the acquisition to $57,314,000 and increasing our total ownership in IS.Teledata to approximately 99.6% as of March 31, 2006.
Active Trader Services
     Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. In the Active Trader Services segment, we operate the following business:
•	Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets in the United States as well as in a number of international markets.
     On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. The Quote.com business, which will be managed as part of the eSignal business, includes the subscription-based active trader services, QCharts™

and LiveCharts™, and the financial websites, Quote.com® and RagingBull.com™. The price paid in cash for the assets was $30,000,000. We are now in the process of integrating these assets into our eSignal business. We funded this acquisition from existing cash resources.
Development of Business
     On February 28, 2003, we acquired ComStock from The McGraw-Hill Companies, Inc. for approximately $115,972,000. On October 31, 2003, we acquired the consolidated market datafeed customer contracts from HyperFeed Technologies, Inc., or HyperFeed, for approximately $8,410,000. On September 1, 2004, we acquired the assets of FutureSource for $18,347,000. On December 13, 2005, we acquired 95.1% of IS.Teledata AG and its subsidiaries for $54,628,000. In the first quarter of 2006, the Company acquired an additional 4.5% of IS.Teledata for $2,686,000 which increases the price paid for IS.Teledata to $57,314,000 and increases the Company’s total ownership in IS.Teledata to approximately 99.6%. On March 6, 2006, we acquired the assets of Quote.com and certain other related assets from Lycos, Inc. This acquisition included the subscription-based active trader services, QCharts and LiveCharts, and the financial websites, Quote.com and RagingBull.com.
     Our results of operations for the first quarter of 2006 include the activities of our FT Interactive Data, CMS BondEdge, ComStock (including IS.Teledata), and eSignal (including FutureSource) and the Quote.com business. Our results of operations for the first quarter of 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal (including FutureSource) businesses.
Business and Market Trends
     During the first quarter of 2006, we experienced market conditions that were consistent with those we experienced during 2005. Modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2006 may increase modestly over 2005 levels, customers will continue to remain focused on controlling spending on such services.
Institutional Services
     Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in the first quarter of 2006, which is consistent with our experience during the past three years.
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
     FT Interactive Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. In the US market, FT Interactive Data’s growth during the first quarter of 2006 was driven by increased demand for evaluated pricing and reference data services, coupled with strong retention rates and higher usage rates. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve due to higher demand for its services and lower levels of contract cancellations and renegotiated contracts in 2005 as compared with the prior year.
     Growth in the FT Interactive Data business is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. FT Interactive Data continues to enhance existing services and develop new offerings and to seek to establish business alliances to address changes in the financial markets, including recent and emerging regulatory requirements and increasing competitive pressures. For example, FT Interactive Data is broadening its evaluated pricing services to include coverage of complex derivative instruments such as credit default swaps. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing challenging market conditions to constrain our efforts in this region.
     In December 2005, we supplemented the ComStock business by acquiring IS.Teledata AG and its subsidiaries for $54,628,000, offset by cash acquired of $5,212,000. In the first quarter of 2006, we acquired additional shares of IS.Teledata shares from minority shareholders for an aggregate purchase price of $2,686,000, increasing the total cost of the acquisition to $57,314,000 and increasing our ownership to approximately 99.6% of this business, as of March 31, 2006. Through IS.Teledata, ComStock now markets a suite of managed market data solutions that aggregate and customize the display of financial content that can be sourced from both the customer and from a number of information providers including ComStock. During the first quarter of 2006, the IS.Teledata business expanded its business with existing clients in Europe and, to a lesser extent, in the United States.
     In addition to the contribution associated with the IS.Teledata business acquired in mid-December 2005, ComStock’s business experienced modest underlying growth during the first quarter of 2006. New business with institutional clients was largely offset by contract cancellations resulting from the final migration of the HyperFeed customers, which we acquired in November 2003, onto the ComStock platform in mid-2005.
     The ComStock business continued to experience price pressures, with customers remaining focused on cost containment. ComStock will continue to enhance its offerings, including expanding its data distribution network and adding new capabilities to its suite of managed market data solutions, and focus on opportunities to expand its business with institutional customers.
     The CMS BondEdge business grew slightly in the first quarter of 2006, due to increased business with existing customers as well as new customer installations. Cancellations arising from CMS BondEdge’s customers’ cost-reduction initiatives and consolidations continue to constrain growth. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of major US financial institutions. CMS BondEdge continues to invest in business development activities designed to expand business with existing and prospective customers in the United States, Europe and Australia.
     Active Trader Services
     In the Active Trader Services segment, the eSignal business continued to strengthen its position as a leading financial data provider for active traders, individual investors and investment community professionals. In addition to the contribution associated with the Quote.com business, acquired on March 6, 2006, eSignal expanded its business modestly during the first quarter of 2006 primarily by increasing its base of direct subscription terminals. Expansion of the eSignal business is primarily dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow.
     The eSignal business was supplemented by the 2004 acquisition of the FutureSource business, a privately held global provider of real-time futures and commodities data. In March 2006, we supplemented the eSignal business by acquiring the assets of Quote.com and certain other related assets from Lycos, Inc. This acquisition included subscription-based active trader services, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com.
     eSignal continues to invest in adding new features to existing eSignal, FutureSource and Quote.com services, establishing relationships that can further expand its business with active traders worldwide, developing new offerings and building traffic to and advertising on its financial websites, MarketCenter.com, FutureSource.com, Quote.com and RagingBull.com. We believe that eSignal’s future growth will result from a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites.

RESULTS OF OPERATIONS – SELECTED FINANCIAL DATA

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In thousands, except per share data)
SERVICE REVENUE	$143,429	$139,652	2.7%
COSTS AND EXPENSES
Cost of services	49,269	41,828	17.8%
Selling, general and administrative	50,785	51,663	(1.7%)
Depreciation	5,285	4,559	15.9%
Amortization	6,197	5,444	13.8%

Total costs and expenses	111,536	103,494	7.8%

INCOME FROM OPERATIONS	31,893	36,158	(11.8%)
Other income, net	1,193	1,014	17.7%

INCOME BEFORE INCOME TAXES	33,086	37,172	(11.0%)
Income tax expense	13,264	13,499	(1.7%)

NET INCOME	$19,822	$23,673	(16.3%)
NET INCOME PER SHARE
Basic	$0.21	$0.25	(16.0%)
Diluted	$0.21	$0.25	(16.0%)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,458	93,238	0.2%
Diluted	95,910	96,106	(0.2%)
THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005
Service Revenue

	2006	2005	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$91,365	$86,029	6.2%
CMS BondEdge	8,091	7,948	1.8%
ComStock	19,344	27,734	(30.3%)
IS.Teledata	7,863	—	—
Foreign Exchange	(2,122)	—	—

Total Institutional Services	124,541	121,711	2.3%
Active Trader Services:
eSignal	18,163	17,941	1.2%
Quote.com	805	—	—
Foreign Exchange	(80)	—	—

Total Active Trader Services	18,888	17,941	5.3%

TOTAL SERVICE REVENUE	$143,429	$139,652	2.7%

Total Service Revenue
          Total service revenue increased by $3,777,000, or 2.7%, from $139,652,000 in the first quarter of 2005 to $143,429,000 in the first quarter of 2006. The acquisitions of the IS.Teledata and Quote.com businesses contributed service revenue of $8,668,000 in the first quarter of 2006. Foreign exchange had an unfavorable impact of $2,202,000 to service revenue in the first quarter of 2006, mainly due to the strength of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.75 in the first quarter of 2006, compared with $1.89 in the first quarter of 2005.
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
          Institutional Services
          Service revenue within the Institutional Services segment increased by $2,830,000, or 2.3%, from $121,711,000 in the first quarter of 2005 to $124,541,000 in the first quarter of 2006.
          Service revenue for the FT Interactive Data business increased by $5,336,000, or 6.2%, from $86,029,000 in the first quarter of 2005 to $91,365,000 in the first quarter of 2006. The growth for the FT Interactive Data business was attributed primarily to North America, which generated service revenue growth of 6.5% due to continued demand for evaluated pricing and reference data services and increased levels of usage-related service revenues. The European business of FT Interactive Data increased service revenue by 5.5% in the first quarter of 2006 from the first quarter of 2005 primarily due to increased levels of new sales, lower levels of contract cancellations and renegotiations, and the effect of annual price increases. Service revenue in the first quarter of 2006 for the Asia Pacific business of FT Interactive Data increased by 1.2% from the first quarter of 2005 primarily due to service revenue growth in Australia.
          Service revenue for the ComStock business decreased by $8,390,000, or 30.3%, from $27,734,000 in the first quarter of 2005 to $19,344,000 in the first quarter of 2006 primarily due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue as described above coupled with service revenue recorded in the first quarter of 2005 associated with providing real-time services to IS.Teledata and Quote.com since their respective acquisition dates. We subsequently acquired IS.Teledata and Quote.com and accordingly, service revenue associated with these businesses is now classified as an inter-company transaction. Also contributing to the decrease were the effects of contract cancellations associated with the final migration in the first half of 2005 of the HyperFeed customers onto the ComStock platform. This decrease is partially offset by service revenue growth in Europe and new sales to several hedge fund clients.
          The IS.Teledata business, which was acquired on December 13, 2005, contributed service revenue of $7,863,000 in the first quarter of 2006. In the first quarter of 2006, $1,581,000 of IS.Teledata service revenue was deferred due to the fact that while we were providing services to, and receiving payment from certain customers, there were no definitive service contracts in place. We expect this revenue to be recognized during 2006 as the contracts are signed. We will continue to defer revenue related to these customers in future periods until the service contracts are in place.
          Service revenue for the CMS BondEdge business increased by $143,000, or 1.8%, from $7,948,000 in the first quarter of 2005 to $8,091,000 in the first quarter of 2006 due to increased new sales throughout 2005 and the launch of an enhanced evaluation service in Europe.
          Active Trader Services
          Within the Active Trader Services segment, service revenue grew by $947,000, or 5.3%, from $17,941,000 in the first quarter of 2005 to $18,888,000 in the first quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed service revenue of $805,000 in the first quarter of 2006. The increase in service revenue also reflects a higher number of core subscribers which grew from 38,564 in the first quarter of 2005 to 39,784 in the first quarter of 2006, an increase of 1,220 or 3.2% coupled with higher average net subscriber fees. This increase was partially offset by the expected cancellation of a distribution relationship for FutureSource related services in the first quarter of 2005.
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

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$80,965	$76,526	+5.8%
Active Trader Services	13,654	13,560	+0.7%
Corporate and unallocated	18,650	13,408	+39.1%
Foreign Exchange	(1,733)	—	—

TOTAL COSTS AND EXPENSES	$111,536	$103,494	+7.8%
          Total costs and expenses increased by $8,042,000, or 7.8%, from $103,494,000 in the first quarter of 2005 to $111,536,000 in the first quarter of 2006. The acquisitions of the IS.Teledata and Quote.com businesses contributed total costs and expenses of $11,102,000 in the first quarter of 2006. Foreign exchange decreased total costs and expenses by $1,733,000 in the first quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Total costs and expenses include $3,565,000 of stock-based compensation expense associated with the first-time adoption of SFAS 123(R) in the first quarter of 2006.
Cost of Services
          Cost of services are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$40,698	$34,733	+17.2%
Active Trader Services	7,176	6,527	+9.9%
Corporate and unallocated	2,071	568	+264.6%
Foreign Exchange	(676)	—	—

TOTAL COST OF SERVICES	$49,269	$41,828	+17.8%
          Cost of services increased by $7,441,000, or 17.8%, from $41,828,000 in the first quarter of 2005 to $49,269,000 in the first quarter of 2006. Acquisitions contributed cost of services expenses of $6,638,000 in the first quarter of 2006. Foreign exchange decreased cost of services by $676,000 in the first quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Cost of services includes $1,387,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) in the first quarter of 2006. Cost of services as a percentage of service revenue increased from 30.0% in the first quarter of 2005 to 34.4% in the first quarter of 2006 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue, as previously described and the inclusion of $1,387,000 of stock-based compensation expense in the first quarter of 2006.

     Institutional Services
          Cost of services within the Institutional Services segment increased by $5,965,000, or 17.2%, from $34,733,000 in the first quarter of 2005 to $40,698,000 in the first quarter of 2006. The IS.Teledata business, which was acquired on December 13, 2005, contributed $6,308,000 of cost of services expense in the first quarter of 2006. Also contributing to the increase in cost of services in the first quarter of 2006 were higher personnel costs resulting from annual compensation increases. This increase in cost of services was offset by savings associated with our data center consolidation initiative coupled with lower communications and data acquisition related costs.
     Active Trader Services
          Within the Active Trader Services segment, cost of services increased by $649,000, or 9.9%, from $6,527,000 in the first quarter of 2005 to $7,176,000 in the first quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $330,000 of cost of services expense in the first quarter of 2006. This increase was also attributable to increased communications expense coupled with higher data acquisition related costs.
     Corporate and Unallocated
          Cost of services expense within Corporate and unallocated increased by $1,503,000 or 264.6% from $568,000 in the first quarter of 2005 to $2,071,000 in the first quarter of 2006. Cost of services within the Corporate and unallocated segment grew from the first quarter of 2005 mainly due to the inclusion of stock-based compensation expense of $1,387,000 associated with the adoption of SFAS 123(R) in the first quarter of 2006. Cost of services also increased in the first quarter of 2006 due to higher utility related costs associated with our East Coast data center.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, payments to data suppliers and commissions paid to third parties for distribution of our data to mutual customers.

	2006	2005	% Change
	(In thousands)
Institutional Services	$36,578	$38,678	(5.4%)
Active Trader Services	5,515	6,131	(10.0%)
Corporate and unallocated	9,677	6,854	+41.2%
Foreign Exchange	(985)	—	—

TOTAL SG&A	$50,785	$51,663	(1.7%)
          Selling, general and administrative expenses decreased by $878,000, or 1.7%, from $51,663,000 in the first quarter of 2005 to $50,785,000 in the first quarter of 2006. Acquisitions contributed selling, general and administrative expenses of $3,074,000 in the first quarter of 2006. Foreign exchange decreased selling, general and administrative expenses by $985,000 in the first quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. Selling, general and administrative expenses also include $2,178,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) in the first quarter of 2006. Selling, general and administrative expenses as a percentage of service revenue decreased from 37.0% in the first quarter of 2005 to 35.4% in the first quarter of 2006 due to the recognition in the first quarter of 2005 of $8,122,000 of service revenue and $6,702,000 of direct selling, general and administrative costs, as previously described. This is partially offset by the inclusion of $2,178,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) in the first quarter of 2006.
          Institutional Services
          Selling, general and administrative expenses within the Institutional Services segment decreased by $2,100,000, or 5.4%, from $38,678,000 in the first quarter of 2005 to $36,578,000 in the first quarter of 2006. This decrease in selling, general and administrative expenses was due to the recognition in the first quarter of 2005 of $6,702,000 related to direct costs paid and associated with services delivered to one ComStock international customer, as previously described. Also contributing to this decrease in selling, general, and administrative expenses were lower marketing and consulting related expenses coupled with lower audit expenditures associated with our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act. Increased personnel costs related to higher staffing levels, annual compensation increases, and higher incentive compensation coupled with higher travel related costs partially offset the decrease in selling, general and administrative expenses. The IS.Teledata business, which was acquired on December 13, 2005, contributed $3,017,000 of selling, general and administrative expense in the first quarter of 2006.
          Active Trader Services
          Within the Active Trader Services segment, selling, general and administrative expenses decreased by $616,000, or 10.0%, from $6,131,000 in the first quarter of 2005 to $5,515,000 in the first quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $56,000 of selling, general and administrative expenses in the first quarter of 2006. Selling, general and administrative expenses in the first quarter of 2006 decreased due to lower occupancy related costs coupled with lower bad debt expense requirements and a decrease in incentive compensation costs.
          Corporate and Unallocated
          Selling, general and administrative expenses within Corporate and unallocated increased by $2,823,000, or 41.2%, from $6,854,000 in the first quarter of 2005 to $9,677,000 in the first quarter of 2006, due to the inclusion of $2,178,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) in the first quarter of 2006. This increase was also attributable to increased compensation related costs and higher premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts. This increase in selling, general and administrative expenses was partially offset by lower professional services expenditures coupled with a decrease in audit costs related to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act.
Other Consolidated Financial Information
          Depreciation expense increased by $726,000, or 15.9%, from $4,559,000 in the first quarter of 2005 to $5,285,000 in the first quarter of 2006. Acquisitions contributed depreciation expense of $386,000 in the first quarter of 2006. Also contributing to the increase in depreciation expense in the first quarter of 2006 were expenditures in the second half of 2005 related to our East Coast data center.
          Amortization expense associated with acquired intangible assets increased by $753,000, or 13.8%, from $5,444,000 in the first quarter of 2005 to $6,197,000 in the first quarter of 2006, due to $873,000 related to the IS.Teledata acquisition and $131,000 related to the Quote.com acquisition. This increase in amortization expense is partially offset by the scheduled expiration of intangible assets lives during 2005.
          Income from operations decreased by $4,265,000, or 11.8%, from $36,158,000 in the first quarter of 2005 to $31,893,000 in the first quarter of 2006.
          Other income increased by $179,000, or 17.7%, from $1,014,000 in the first quarter of 2005 to $1,193,000 in the first quarter of 2006, mainly due to higher interest income from a higher average cash balance and higher interest rates.
          Income before taxes decreased by $4,086,000, or 11.0%, from $37,172,000 in the first quarter of 2005 to $33,086,000 in the first quarter of 2006, reflecting the lower income from operations and other income.
          Our estimated annual effective tax rate increased from 36.3% in the first quarter of 2005 to 40.1% in the first quarter of 2006, primarily due to the impact of non-deductible stock-based compensation expense for incentive stock options with the adoption of SFAS 123(R), a discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses, the reduction of a valuation allowance and the elimination in 2005 of a UK related tax benefit.
          We generated net income of $23,673,000 in the first quarter of 2005 compared with net income of $19,822,000 in the first quarter of 2006, a decrease of $3,851,000, or 16.3%. This decline was primarily due to lower income from operations and a higher effective tax rate in the first quarter of 2006 as compared with the first quarter of 2005 as discussed above.

          We generated basic net income per share of $0.25 and diluted net income per share of $0.25 in the first quarter of 2005, compared to basic net income per share of $0.21 and diluted net income per share of $0.21 in the first quarter of 2006 due to lower net income.
          Weighted average basic shares outstanding increased 0.2% in the first quarter of 2006 as compared to the first quarter of 2005. Options exercised by employees and directors and the issuance of shares under our 2001 Employee Stock Purchase Plan were mostly offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback programs. Weighted average diluted shares decreased 0.2% in the first quarter of 2006 as compared to the first quarter of 2005 mainly due to the adoption of SFAS 123(R).
Income Taxes
          We determine our periodic income tax expense based on the current forecast of income by our business respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the first quarter ended March 31, 2006, our effective tax rate was 40.1% as compared to 36.3% for the first quarter ended March 31, 2005. The increase in the effective tax rate was primarily attributable to non-deductible stock-based compensation expenses for incentive stock options under SFAS 123(R) and higher foreign taxes. An incentive stock option does not ordinarily result in a tax benefit for the Company unless there is a disqualifying disposition of the stock. Therefore, a first quarter deferred tax asset or benefit was not recognized by the Company for compensation cost associated with incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of IS.Teledata and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive effective date of March 15, 2005.
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
          The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Cash flow provided by (used in):	(In thousands)
Operating activities	$29,123	$24,317
Investing activities	(47,240)	(117,973)
Financing activities	3,057	(4,014)
Effect of exchange rates on cash balances	474	(993)

Decrease in cash and cash equivalents	$(14,586)	$(98,663)
Operating Activities
          Cash provided by operating activities was $24,317,000 in the first three months of 2005 compared with $29,123,000 in the first three months of 2006. The increase of $4,806,000 in cash provided by operating activities was due to an improvement in our working capital of $6,727,000 driven by improved accounts receivable collections coupled with a decreased interest receivable related to the purchase of marketable securities in the first three months of 2006 compared with the first three months of 2005. This increase is partially offset by a reduction in excess tax benefits related to stock-based compensation expense associated with the adoption of SFAS 123(R) in the first quarter of 2006.

Investing Activities
          Capital expenditures increased from $2,794,000 in the first three months of 2005 to $6,485,000 in the first three months of 2006. This increase of $3,691,000 was due mainly to higher capital expenditures in the first three months of 2006 associated with the buildout and move of our corporate headquarter offices in Bedford, Massachusetts coupled with the development of internal use software to consolidate our multiple ticker plants in the future.
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
          As part of our efforts to improve the rate of return on invested cash, in the first three months of 2006 we purchased $34,937,000 and sold $27,033,000 of municipal bonds with maturities greater than 90 days but less than one year. We engage outside advisors to advise us in connection with our investments.
          In the first three months of 2006, we increased our ownership of IS.Teledata from 95.1% to 99.6% at the end of the first quarter of 2006 for $2,686,000 in cash. We funded this from existing cash resources.
          On March 6, 2006, we acquired the assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded this acquisition from our existing cash resources.
Financing Activities
          In the first three months of 2006, we utilized $5,617,000 to repurchase 248,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2006, we received $6,627,000 from the exercise of options to purchase 443,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 67,315 shares of common stock by employees in connection with our 2001 Employee Stock Purchase Plan.
          In the first three months of 2005, we utilized $8,289,000 to repurchase 389,600 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2005, we received $4,275,000 from the exercise of options to purchase 335,000 shares of common stock and the purchase of 59,012 shares of common stock in connection with our employee stock purchase plan.
          Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.
Off-Balance Sheet Arrangements
     As of March 31, 2006, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Stock-Based Compensation
     On January 1, 2006, the Company implemented the provisions of SFAS 123(R). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123(R) and began recognizing compensation expenses for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expenses for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, the Company did not recognize compensation expense on stock options granted where the exercise price at least equaled the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issues Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123(R) and provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123(R).
     The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate and weighted average expected term of the options. Under SFAS 123(R), the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected term assumption was established based upon an analysis of historical option exercise behavior and post-vest termination data. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption.
Commitments and Contingencies
     There have been no material changes to the Company’s commitments since December 31, 2005. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
Inflation
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
Recently Issued Accounting Pronouncements
  Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Shared-Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 2, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Information Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans including product and service developments, future financial conditions, results of operations, cash flows or projections or current expectations, including those appearing under “Business and Market Trends”. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and products; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost containment pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic alliances or acquisitions on favorable terms, if at all; (x) our ability to develop new and enhanced service offerings and our ability to market and sell those new and enhanced offerings successfully to new and existing customers; (xi) our ability to derive the anticipated benefits from our strategic alliances or acquisitions; (xii) potential regulatory investigations of us or our customers relating to our services; (xiii) the regulatory requirements applicable to our business, including our FT Interactive Data Corporation subsidiary, which is a registered investment adviser; (xiv) our ability to attract and retain key personnel; and (xv) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently our primary exposure to foreign currency exchange rate risks rests with the UK pound sterling and the Euro to US dollar exchange rate due to the significant size of our operations in the Europe. The effects of foreign exchange on our business historically have varied from quarter to quarter and may continue to do so.
     Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on us.
     Total service revenue for the three months ended March 31, and long lived assets as of March 31, 2006 and December 31, 2005 by geographic region outside the United States, is as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Service revenue:
North America	$318	$352
Europe	33,526	35,289
Asia Pacific	3,280	2,826

Total	$37,124	$38,467

	As of	As of
	March 31, 2006	December 31, 2005
	(In thousands)
Long-Lived Assets
North America	$1,035	$1,035
Europe	188,195	173,629
Asia Pacific	4,456	4,504

Total	$193,686	$179,168

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

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of March 31, 2006. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Information regarding risk factors appears in under Item 1A “Risk Factors” and in under Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1)
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
January 1, 2006 — January 31, 2006	80,000	$22.55	80,000	368,000
February 1, 2006 — February 28, 2006	76,000	$22.87	76,000	292,000
March 1, 2006 — March 31, 2006	92,000	$22.59	92,000	200,000
Total	248,000	$22.66	248,000

(1)	On June 1, 2005, we announced in a press release that our board of directors had authorized a new stock repurchase program to purchase up to 1,000,000 of our outstanding shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We have used, and expect to continue to use, cash on hand to fund repurchases under the program.

(2)	No shares have been purchased in the first quarter of 2006 other than through our publicly announced stock repurchase program.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:
Exhibits*
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 9, 2006	By:	/s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: May 9, 2006	By:	/s/ STEVEN G. CRANE

Name: Steven G. Crane
Executive Vice President and Chief Financial Officer