Form 10-Q
period 2006-06-30
INTERACTIVE DATA CORP/MA/
filed 2006-08-09
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-31555
Interactive Data Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3668779 (I.R.S. Employer Identification Number)
32 Crosby Drive, Bedford, Massachusetts 01730-1402
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
Large Accelerated Filer ☑      Accelerated File ☐       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 3, 2006 was 92,732,960.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2006 and 2005 and for the Six Months Ended June 30, 2006 and 2005	3
Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	4
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2006 (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36

PART II OTHER INFORMATION
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 6. Exhibits and Reports on Form 8-K	38
Signatures	39
Ex-10.1 Form of 2006 Non-Qualified Option Grant Certificate for Executive Officers
Ex-10.2 Form of 2006 Deferred Stock Unit Grant Certificate for Executive Officers
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE	$151,166	$132,998	$294,595	$272,650
COSTS AND EXPENSES
Cost of services	49,196	41,842	98,465	83,670
Selling, general and administrative	54,767	46,250	105,552	97,913
Depreciation	5,336	4,584	10,621	9,143
Amortization	6,498	5,168	12,695	10,612

Total costs and expenses	115,797	97,844	227,333	201,338

INCOME FROM OPERATIONS	35,369	35,154	67,262	71,312
Other income, net	1,406	1,165	2,599	2,179

INCOME BEFORE INCOME TAXES	36,775	36,319	69,861	73,491
Income tax expense	14,826	13,897	28,090	27,396

NET INCOME	21,949	22,422	41,771	46,095

NET INCOME PER SHARE
Basic	$0.23	$0.24	$0.45	$0.49
Diluted	$0.23	$0.23	$0.44	$0.48
Cash dividends declared per common share	$—	$0.80	$—	$0.80
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,510	93,125	93,484	93,181
Diluted	95,815	95,818	95,863	95,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$147,633	$147,368
Marketable securities	38,077	25,019
Accounts receivable, net of allowance for doubtful accounts of $8,633 and $7,887 at June 30, 2006 and December 31, 2005, respectively	88,798	84,553
Prepaid expenses and other current assets	13,771	11,209
Deferred income taxes	1,699	1,509

Total current assets	289,978	269,658

Property and equipment, net	69,976	64,252
Goodwill	526,971	480,179
Intangible assets, net	180,583	182,156
Other assets	664	675

Total Assets	$1,068,172	$996,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$18,585	$18,032
Payable to affiliates	1,831	892
Accrued liabilities	60,509	68,747
Income taxes payable	8,761	2,045
Deferred revenue	31,190	23,988

Total current liabilities	120,876	113,704
Deferred tax liabilities	36,888	23,864
Other liabilities	2,267	3,946

Total Liabilities	160,031	141,514

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 98,696,802 shares issued and 92,923,402 shares outstanding at June 30, 2006, and 97,882,926 shares issued and 93,330,926 shares outstanding at December 31, 2005	987	979
Additional paid-in- capital	868,261	851,312
Treasury stock, at cost, 5,773,400 shares at June 30, 2006 and 4,552,000 shares at December 31, 2005	(99,792)	(74,587)
Deferred stock-based compensation	—	(3,175)
Accumulated other comprehensive income	19,465	3,428
Accumulated earnings	119,220	77,449

Total Stockholders’ Equity	908,141	855,406

Total Liabilities and Stockholders’ Equity	$1,068,172	$996,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock
				Treasury
	Number of	Par	Additional Paid-	Stock Number	Treasury Stock
	Shares	Value	In- Capital	of Shares	Cost
Balance, December 31, 2005 (Audited)	97,883	$979	$851,312	4,552	$(74,587)
Exercise of stock options and issuance of deferred stock units	694	6	7,452	—	—
Issuance of stock in connection with employee stock purchase plan	120	2	1,844	—	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	2,488	—	—
Deferred stock-based compensation	—	—	(2,818)	—	—
Stock-based compensation	—	—	7,983	—	—
Purchase of treasury stock	—	—	—	1,221	(25,205)
Other comprehensive income (Note 14)	—	—	—	—	—
Net income	—	—	—	—	—

Balance June, 30 2006	98,697	$987	$868,261	5,773	$(99,792)

		Accumulated
	Deferred	Other		Total	Total
	Compensation	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Costs	Income	Earnings	Equity	Income
Balance, December 31, 2005 (Audited)	$(3,175)	$3,428	$77,449	$855,406	—
Exercise of stock options and issuance of deferred stock units	—	—	—	7,458	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,846	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	—	2,488	—
Deferred stock-based compensation	3,175	—	—	357	—
Stock-based compensation	—	—	—	7,983	—
Purchase of treasury stock	—	—	—	(25,205)	—
Other comprehensive income (Note 14)	—	16,037	—	16,037	16,037
Net income	—	—	41,771	41,771	41,771

Balance June 30, 2006	$—	$19,465	$119,220	$908,141	$57,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$41,771	$46,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,316	19,755
Amortization of discounts and premiums on marketable securities, net	130	1,453
Tax benefit from exercise of stock options and employee stock purchase plan	—	2,458
Deferred income taxes	(1,298)	(649)
Excess tax benefits from stock-based compensation	(2,488)	—

Stock-based compensation	7,983	583
Other non-cash items	537	(67)
Changes in operating assets and liabilities, net	2,231	(16,421)

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,182	53,207
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(15,785)	(11,354)
Purchase of marketable securities	(71,293)	(134,334)
Proceeds from sales and maturities of marketable securities	58,104	67,234
Acquisition of business	(32,861)	(112)
Other investing activities	—	170

NET CASH USED IN INVESTING ACTIVITIES	(61,835)	(78,396)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,304	9,702
Purchase of treasury stock	(25,205)	(19,033)
Excess tax benefits from stock-based compensation	2,488	—

NET CASH USED IN FINANCING ACTIVITIES	(13,413)	(9,331)
Effect of change in exchange rates on cash and cash equivalents	3,331	(3,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265	(37,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147,368	207,908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,633	$170,121

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
     As of June 30, 2006, a wholly owned indirect subsidiary of Pearson plc owned approximately 62% of the Company’s issued and outstanding shares of common stock.
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
     Restricted Stock and Deferred Stock Units
     The Company has awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 310,982 deferred and restricted stock units of the Company’s common stock have been granted to date. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, are charged to compensation expense on a straight-line basis, ratably, over the vesting periods. As prescribed under SFAS 123(R), the remaining unamortized deferred stock-based compensation cost on the Company’s balance sheet at December 31, 2005 (as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) of $3,175,000 was reclassified to additional paid-in-capital effective upon adoption after January 1, 2006. During the six months ended, June 30, 2006, a total 40,983 shares have been issued.
     Employee Stock Purchase Plan
     In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a discounted price at specific times. During the six months ended June 30, 2006, employees purchased 120,001 shares at an average share price of approximately $15.38. At June 30, 2006, 1,410,435 shares were reserved for future issuance under the 2001 ESPP.
     Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the Company’s 2000 Plan and 2001 ESPP plan are issued from the Company’s authorized, but unissued common stock.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, which requires the Company to measure the cost of employee services received in exchange for equity instruments of the Company based on the fair value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application transition method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. The Company will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, the Company records compensation cost based on the grant date fair value and recognizes the fair value on a straight-line basis over the requisite service period of each award. Given the Company has chosen the modified prospective application transition method of adoption there has been no restatement of historical reported interim and annual earnings reports.
     Prior to January 1, 2006, the Company measured stock-based compensation expense using the intrinsic value method of accounting as prescribed in APB No. 25 and related interpretations, in accounting for its employee stock option and employee stock purchase plan. Under this method, the Company did not recognize compensation expense on stock options granted to employees when the exercise price of each option was equal to or greater than the market price of the underlying stock on the date of the grant. The Company disclosed in periods prior to January 1, 2006, the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for its employee stock option and employee stock purchase plan consistent with the provisions of SFAS 123.
     Stock-based compensation expense recognized during 2006 is based on the value of the portion of stock-based payment awards that are ultimately expected to vest, as required by SFAS 123(R). Accordingly, stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeiture rates for 2006 based on its historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provision of SFAS 123.
Impact of the Adoption of SFAS 123(R)
     For the three months ended, June 30, 2006, the Company recognized stock-based compensation expense under SFAS 123(R) of $3,742,000 ($2,233,000 after tax). For the six months ended, June 30, 2006, the Company recognized stock-based compensation expense under SFAS 123(R) of $7,983,000 ($4,773,000 after tax). The following table presents the stock-based compensation expense:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In thousands)	(In thousands)
Cost of services	$1,372	$2,759
Selling, general and administrative	2,370	5,224

Stock-based compensation expense before income taxes	$3,742	$7,983
Income tax benefit	1,509	3,210

Stock-based compensation expense after income taxes	$2,233	$4,773

     For the three and six months ended June 30, 2006, the Company’s pre-tax stock-based compensation expense included $444,000 and $1,095,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to the Company’s adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.
     The following table presents the impact of adoption of SFAS 123(R) on the Company’s income before income taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2006.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In thousands)	(In thousands)
Impact of adoption on:
Income before income taxes	$3,270	$6,835
Net income	1,952	4,087

Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04
Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $2,488,000 of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow (and corresponding operating cash outflow). This amount would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).
     Pro Forma Information for Periods Prior to Adoption of SFAS 123(R)
     The following pro forma information presents the Company’s net income as if the fair value based method had been applied to all awards:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except	(In thousands, except
	per share data)	per share data)
Net income, as reported	$22,422	$46,095
Stock-based compensation included in net income, net of related tax effects	158	349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,411)	(5,079)

Pro forma, net income	$20,169	$41,365

Earnings per share
Basic — as reported	$0.24	$0.49
Basic — pro forma	$0.22	$0.44
Diluted — as reported	$0.23	$0.48
Diluted — pro forma	$0.21	$0.43

Valuation Assumptions
     The estimated fair value of the options granted during 2006 and in prior years was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of the Company’s common stock is based on the historical volatility of the Company’s stock price over the expected term of the option. Our expected term is based on an analysis of the Company’s historical exercise behavior and post-vest termination data.
     The fair value of stock options granted under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Risk free interest rate	4.56%-5.09%	3.77%
Weighted average expected term (in years)	4.65	4.00
Weighted average expected volatility	26.90%	32.00%
Expected dividend yield	0.00%	0.00%

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Risk free interest rate	4.98%-5.09%	3.77%
Weighted average expected term (in years)	4.65	4.00
Weighted average expected volatility	26.56%	32.00%
Expected dividend yield	0.00%	0.00%
     The weighted average grant-date fair value of options granted in the three month period ended June 30, 2005 and 2006 was $6.36 and $6.65, respectively. The weighted average grant-date fair value of options granted in the six month period ended June 30, 2005 and 2006 was $6.36 and $6.78, respectively.
     The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	June 30, 2006	June 30, 2005
Risk free interest rate	3.66%-4.60%	1.76%
Expected term (in years)	.50	.50
Expected Volatility	15.85%	20.00%
Expected dividend yield	0.00%	0.00%
The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months and six month periods ended June 30, 2005 and 2006 was $3.34 and $4.05, respectively.
Stock-based Payment Award Activity
     A summary of the status and activity for stock option awards under the Company’s 2000 Plan for the six months ended June 30, 2006, is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2006	10,068	$15.16
Granted	220	20.96
Exercised	(653)	(11.90)
Forfeited	(77)	(18.11)
Expired	(4)	(11.17)

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
	(in thousands, except per share data or as noted)
Outstanding at June 30, 2006	9,554	$15.49	6.72	$46,559
Vested and unvested expected to vest at June 30, 2006	9,198	$15.34	6.72	$46,131
Exercisable at June 30, 2006	6,129	$13.18	6.24	$42,438
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
     The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $1,501,000 and $4,545,000, respectively, determined as of the date of exercise. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $6,811,000 and $8,172,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2001 ESPP during the first six months of 2006 and 2005 resulted in cash receipts of $9,304,000 and $9,702,000, respectively. The Company recognized a tax benefit of $2,488,000 for the six months ended June 30, 2006 related to the exercise of stock options, which has been recorded as an increase to additional paid-in-capital.
     A summary of the status and activity for restricted and deferred stock units under the Company’s 2000 Plan for the six months ended June 30, 2006, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Number of	Fair Value	Term	Value
	Units	(per share)	(in years)	(in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2006	286,354	$18.98
Granted	18,400	21.11
Vested	(85,573)	(17.62)
Forfeited	—	—
Unvested at June 30, 2006	219,181	$19.69	1.92	$4,403
     As of June 30, 2006, there was $299,000, $14,622,000 and $2,468,000 of total unrecognized compensation expense, net of estimated forfeitures, related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards, respectively, that will be recognized over the weighted average period of 2.0 years for employee stock purchase plan shares, 2.3 years for stock options and 1.9 years for deferred and restricted stock units. The total fair value of all share awards vested during the three months ended June 30, 2006 and 2005 was $4,405,000 and $4,548,000, respectively. The total fair value of all share awards vested during the six months ended June 30, 2006 and 2005 was $8,284,000 and $8,196,000, respectively.
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
     Marketable securities by security type at December 31, 2005 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$25,029	$(10)	$25,019

     Marketable securities by security type at June 30, 2006 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
		(In thousands)
Municipal Bonds	$38,131	$(54)	$38,077
4. Acquisitions
     On March 6, 2006, the Company acquired assets of Quote.com and other related assets from Lycos, Inc. The acquired assets comprise four distinct offerings that deliver financial content and trading tools primarily to active traders and individual investors. These include the subscription-based QCharts™ and LiveCharts(R) services that provide real-time streaming data and access to decision support tools to help active traders formulate investment strategies, as well as Quote.com, a financial news and analysis website, and Raging Bull™, an online investment community and message board site. This acquisition broadens eSignal’s active trader service offerings and expands its family of financial websites. The Company is currently integrating the Quote.com business into its eSignal business. The aggregate cash consideration paid for the assets was $30,000,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of June 30, 2006, $275,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by September 30, 2006.
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

     On December 13, 2005, Interactive Data acquired approximately 95.1% of Germany-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. This acquisition was funded from the operating cash of the Company. During the first six months of 2006, the Company acquired an additional 4.5% of IS.Teledata for $2,696,000 which increases the price paid for IS.Teledata to $57,324,000 and increases the Company’s total ownership in IS.Teledata to approximately 99.6%. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of June 30, 2006, $1,365,000 of these transaction costs have been paid. The Company expects the majority of the remaining costs to be paid by September 30, 2006. In the first quarter of 2006, the Company recorded a deferred tax liability of $13,600,000 associated with the intangible assets.
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
     This acquisition enabled the Company to enter an adjacent market sector with a set of offerings that complement its core portfolio of market data services. This acquisition also enabled the Company to broaden its presence in continental Europe. Following the acquisition, the Company established the Interactive Data Managed Solutions business whose offerings are based on the technology and capabilities developed at IS.Teledata and IS.Teledata AG was renamed Interactive Data Managed Solutions AG. The Interactive Data Managed Solutions business builds and manages customized web-based financial market data applications for a range of organizations worldwide, from retail and investment banks to online brokers, stock exchanges and media portals.
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

     On September 1, 2004, the Company acquired the assets of FutureSource, LLC and its subsidiaries (“FutureSource”), a leading provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company continues to integrate the FutureSource business into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. This acquisition was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of June 30, 2006, $1,118,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by December 31, 2006.
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

5. Restructuring Charges
     In 2005 and 2004, the Company recorded restructuring charges of $1,484,000 and $1,791,000, respectively, relating primarily to employee severance costs, which are included in selling, general and administrative expenses. The Company expects to complete the majority of these payments by December 31, 2006. As of June 30, 2006, the remaining restructuring accrual is $230,000.
     As of June 30, 2006, the remaining restructuring accruals are composed of the following (in thousands):

		Lease
	Employee Severance	Terminations	Total
December 31, 2004	$516	$989	$1,505
2005 Additions	1,484	—	1,484
2005 Payments/Adjustments	(1,511)	(814)	(2,325)
December 31, 2005	$489	$175	$664
2006 Additions	6	—	6
2006 Payments/Adjustments	(303)	(137)	(440)
June 30, 2006	$192	$38	$230

6. Segment Information
     The Company operates in two reportable segments by providing financial market data, analytics and related services to institutional and active traders, individual investors and investment professionals worldwide. The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and six months ended June 30, 2006 and 2005.
     Segment financial information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Institutional Services	$131,124	$115,578	$255,665	$237,288
Active Trader Services	20,042	17,420	38,930	35,362

Total	$151,166	$132,998	$294,595	$272,650

Income (loss) from operations:
Institutional Services	$49,985	$44,515	$95,208	$89,698
Active Trader Services	4,678	3,942	9,998	8,325
Corporate and unallocated (1)	(19,294)	(13,303)	(37,944)	(26,711)

Total	$35,369	$35,154	$67,262	$71,312

	As of	As of
	June 30,	December 31,
	2006	2005
Identifiable assets by geographic area:
North America	$756,540	$726,321
Europe	295,325	259,676
Asia	16,307	10,923

Total	$1,068,172	$996,920

(1)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, stock-based compensation, costs associated with our data center consolidation initiative, and intangible asset amortization.
7. Earnings Per Share
     The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” Below is a reconciliation of the weighted average number of common shares outstanding.
     Stock options representing the right to acquire 3,059,057 shares of common stock during the three months ended June 30, 2006 and 2,026,633 shares of common stock during the six months ended June 30, 2006 were outstanding but were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive. For the three months and six months ended June 30, 2005, no outstanding stock options were excluded from the calculation of diluted net income per share because all outstanding options were dilutive. Additionally an aggregate of 8,400 deferred and restricted stock units were outstanding for the three months and six months ended June 30, 2005 and were excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive. No outstanding deferred or restricted stock units were excluded from the calculation of diluted net income per share for the three months and six months ended June 30, 2006 because all such units were dilutive.

	For the Six Months Ended
	June 30, 2006
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
		(In thousands, except
		per share amount)
Net income-basic	$41,771	93,484	$0.45
Effect of dilutive securities:
Stock options	—	2,233	(0.01)
Deferred and restricted stock units	—	146	—

Net income-diluted	$41,771	95,863	$0.44

	For the Six Months Ended
	June 30, 2005
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
		(In thousands, except
		per share amount)
Net income-basic	$46,095	93,181	$0.49
Effect of dilutive securities:
Stock options	—	2,716	(0.01)
Deferred and restricted stock units	—	62	—

Net income-diluted	$46,095	95,959	$0.48

	For the Three Months Ended
	June 30, 2006
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
		(In thousands, except
		per share amount)
Net income-basic	$21,949	93,510	$0.23
Effect of dilutive securities:
Stock options	—	2,165	—
Deferred and restricted stock units	—	140	—

Net income-diluted	$21,949	95,815	$0.23

	For the Three Months Ended
	June 30, 2005
		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
		(In thousands, except
		per share amount)
Net income-basic	$22,422	93,125	$0.24
Effect of dilutive securities:
Stock options	—	2,623	(0.01)
Deferred and restricted stock units	—	70	—

Net income-diluted	$22,422	95,818	$0.23

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

9. Income Taxes
     For the six months ended June 30, 2006, the Company’s effective tax rate was 40.2% as compared with 37.3% for the six months ended June 30, 2005. The increase in the effective tax rate in relation to the federal statutory rate is attributable to stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and higher foreign income taxes. An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the stock. Accordingly, no deferred tax asset or benefit has been recognized by the Company for compensation expense recorded for incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of IS. Teledata and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive date of March 15, 2005.
     The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.
10. Intangible Assets
     Intangible assets consist of the following:

		June 30, 2006			December 31, 2005
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Period	Value	Amortization	Value	Value	Amortization	Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.7 years	11,092	(10,802)	290	10,792	(10,792)	—
Computer software and technology	7.8 years	93,824	(53,503)	40,321	87,849	(50,624)	37,225
Customer lists	11.2 years	230,493	(106,902)	123,591	225,946	(97,529)	128,417
Service contracts	23.8 years	17,490	(3,103)	14,387	17,490	(2,771)	14,719
Trademarks	12.8 years	2,500	(506)	1,994	2,200	(405)	1,795

Total		$442,899	$(262,316)	$180,583	$431,777	$(249,621)	$182,156

     Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/07	$25,071
For year ending 12/31/08	$24,991
For year ending 12/31/09	$24,991
For year ending 12/31/10	$24,980
For year ending 12/31/11	$18,411
11. Retirement Plans
     Pearson Inc., a Pearson U.S. subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s U.S. employees. Certain of the Company’s U.S. employees were eligible to participate in the Plan. Pension costs are actuarially determined. The Company funds pension costs attributable to these employees to the extent allowable under Internal Revenue Service regulations. In 2001, the Company froze the benefits associated with the Plan and no additional employees will become eligible for benefits. There was no gain or loss recorded as a result of the curtailment.
     The components of net periodic benefit cost were as follows (in thousands):

	Three Months		Six Months ended
	ended June 30,		June 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	115	117	244	249
Expected return on plan assets	(148)	(138)	(318)	(287)
Amortization of unrecognized prior service costs	1	1	2	2
Amortization of unrecognized loss	35	29	67	57

Net periodic benefit cost	$3	$9	$(5)	$21

     In 2006, the Company expects to contribute $420,399 to fund its obligations under the Plan. As of June 30, 2006, the Company has not funded any of its 2006 obligations under the Plan.
12. Stockholder’s Equity
     In the second quarter of 2006, the Company’s board of directors authorized the expansion of the Company’s existing 1,000,000 share buyback program, which was authorized by the board of directors in the second quarter of 2005, by up to 1,000,000 shares of the Company’s outstanding shares of common stock. In the second quarter of 2006, the Company repurchased 973,400 shares of outstanding common stock related to this program. As of June 30, 2006, the maximum number of shares remaining that can be repurchased under this program was 226,600.
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
Accounting for Uncertainty in Income Taxes
     On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of FASB Statement No. 109. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The Company is currently evaluating the impact of this Interpretation on its financial statements.
Accounting for Rental Costs Incurred during a Construction Period
     In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.
How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement
     In June 2006, the FASB ratified the consensus reached by EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.
14. Comprehensive Income
     The components of accumulated other comprehensive income was as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Unrealized gains on securities (net of tax, $367 as of June 30, 2006 and $343 as of December 31, 2005)	$613	$546
Foreign currency translation adjustment	21,252	5,282
Minimum pension liability	(2,400)	(2,400)

Total accumulated other comprehensive income	$19,465	$3,428

     The components of other comprehensive income (loss) was as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Net income	$41,771	$46,095
Unrealized gains on securities (net of tax, $40 and $2 as of June 30, 2006 and 2005, respectively)	67	3
Foreign currency translation adjustment	15,970	(11,346)

Total accumulated other comprehensive income	$57,808	$34,752

     The components of other comprehensive income (loss) was as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Net Income	$21,949	$22,422
Unrealized gains (losses) on securities (net of tax, ($56) and $36 as of June 30, 2006 and 2005)	(94)	58
Foreign currency translation adjustment	13,133	(8,451)

Total accumulated other comprehensive income	$34,988	$14,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2006 included herein in Item 1, and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Institutional Services
     Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. In the Institutional Services segment, we operate the following three businesses:
•	Our FT Interactive Data business provides financial institutions, redistributors and outsourcing organizations with historical and end-of-day pricing, evaluations, dividend, reference data and corporate actions information for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•	Our ComStock business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Through the Interactive Data Managed Solutions business, ComStock also provides a suite of managed market data solutions that are used to build customized web-based applications for accessing and analyzing financial content.

•	Our CMS BondEdge business provides financial institutions with sophisticated fixed income analytics.
Active Trader Services
     Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. In the Active Trader Services segment, we operate the following business:
•	Our eSignal business provides active traders, individual investors and investment professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets in the United States as well as in a number of international markets.
Development of Business
     In February 2003, we acquired ComStock, Inc. and related assets for approximately $115,972,000 and in October 2003, we acquired HyperFeed Technologies, Inc.’s consolidated market datafeed customer contracts for approximately $8,410,000. In September 2004, we acquired the assets of FutureSource LLC for $18,347,000. In December 2005 and continuing into January 2006, we acquired 99.6% of IS.Teledata AG and its subsidiaries for $57,324,000. In March 2006, we acquired the assets of Quote.com and other related assets for $30,000,000.
     Our results of operations for the second quarter of 2006 include the results of operations of our FT Interactive Data, CMS BondEdge, ComStock (including the Hyperfeed assets and the Interactive Data Managed Solutions business, and eSignal (including FutureSource and Quote.com) businesses. Our results of operations for the second quarter of 2005 include the activities of our FT Interactive Data, CMS BondEdge, ComStock and eSignal (including FutureSource) businesses.
Business and Market Trends
     During the second quarter of 2006, we experienced market conditions that were consistent with those we experienced during 2005 and the first quarter of 2006. Modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2006 may increase modestly over 2005 levels, customers will continue to remain focused on controlling spending on such services.
Institutional Services
     Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in the second quarter of 2006, which is consistent with our experience during the past three years.
     We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely.
     There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from their growth and the outsourcing trend. Another trend occurring over the past decade is the consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. Additional consolidation activity has the potential to adversely impact our revenue in the future.
     FT Interactive Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. In the US market, FT Interactive Data’s growth during the second quarter of 2006 was driven by increased demand for evaluated pricing and related reference data services, coupled with strong retention rates and higher usage rates. Despite continuing challenging market conditions in Europe, FT Interactive Data’s business in the European market has continued to improve due to higher demand for its services and lower levels of contract cancellations and renegotiated contracts during the past year.
     Growth in the FT Interactive Data business is dependent, in large part, on FT Interactive Data’s ability to continue the expansion of its data content offerings to meet the current and evolving needs of its customers. FT Interactive Data continues to enhance existing services and develop new offerings. FT Interactive Data also seeks to establish business alliances that position us to address changes in the financial markets, including recent and emerging regulatory requirements as well as increasing competitive pressures from other market data providers. For example, FT Interactive Data is broadening its evaluated pricing services to include access to independent valuations of complex derivative instruments such as credit default swaps. In addition, FT Interactive Data will continue to seek to expand its market share in Europe, although we expect continuing challenging market conditions to constrain our efforts in this region.
     As disclosed above, we supplemented the ComStock business by acquiring IS.Teledata AG and its subsidiaries. In July 2006, the Company established the Interactive Data Managed Solutions business whose offerings are based on the technology and capabilities developed at IS.Teledata and IS.Teledata AG was renamed Interactive Data Managed Solutions AG. Through Interactive Data Managed Solutions business, ComStock now markets a suite of managed market data solutions that are used to build customized web-based sales, marketing and support applications for a range of organizations worldwide, from retail and investment banks to online brokers, stock exchanges and media portals. These web-based applications, which include sales, marketing and support applications, aggregate and display a broad set of financial data and client-proprietary content sourced from both the customer and from a number of information providers including ComStock, and offer features such as charts, sophisticated search functions and other decision-support tools and analytics. These applications are designed to provide a wide range of users, including individual investors, clients, business partners and employees, with seamless access to in-depth financial content that is tailored to their specific needs. During the second quarter of 2006, the Interactive Data Managed Solutions business expanded its business with existing clients in Europe and, to a lesser extent, in the United States.
     ComStock’s growth during the second quarter of 2006 reflects the contribution from the Interactive Data Managed Solutions business. ComStock’s core business declined slightly in the second quarter as new business with institutional clients was more than offset by contract cancellations resulting from the final migration of the HyperFeed customers, which we acquired in November 2003, onto the ComStock platform in mid-2005. The ComStock business continued to experience price pressures, with customers remaining focused on cost containment. ComStock will continue to enhance its offerings, including expanding its data distribution network and adding new capabilities to its suite of managed market data solutions, and focus on opportunities to expand its business with institutional customers.
     The CMS BondEdge business was flat in the second quarter of 2006. Increased business with existing customers as well as new customer installations were offset by cancellations arising from CMS BondEdge’s customers’ cost-reduction initiatives and consolidations. The CMS BondEdge business is dependent on activity levels primarily in the US financial markets and the financial performance of major US financial institutions. CMS BondEdge continues to invest in product and business development activities designed to expand business with existing and prospective customers in the United States, Europe and Australia.
     Active Trader Services
     In the Active Trader Services segment, the eSignal business continued to strengthen its position as a leading financial data provider for active traders, individual investors and investment professionals. eSignal’s business continued to grow in the second quarter of

2006 as a result of the contribution associated with the Quote.com business, acquired on March 6, 2006. eSignal’s underlying business declined slightly during the second quarter of 2006 primarily as a result of the timing of a terminated distribution agreement in late 2005 combined with deferral of revenue from direct sales of software in multiple element arrangements which will be recognized ratably over the term of the associated customer contracts. These factors more than offset the continued expansion eSignal’s base of direct subscription terminals. Expansion of the eSignal business is primarily dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow.
     The eSignal business was supplemented by the 2004 acquisition of the FutureSource business, a privately held global provider of real-time futures and commodities data. In March 2006, we supplemented the eSignal business by acquiring the Quote.com business. The acquired assets included the subscription-based active trader services, QCharts™ and LiveCharts™, and financial websites, Quote.com® and RagingBull.com™.
     eSignal continues to invest in adding new features to existing eSignal, FutureSource and Quote.com services, establishing relationships that can further expand its business with active traders worldwide, developing new offerings and building traffic to and advertising on its financial websites, MarketCenter.com, FutureSource.com, Quote.com and RagingBull.com. We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s family of financial websites.
RESULTS OF OPERATIONS – SELECTED FINANCIAL DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except per share data)
REVENUE	$151,166	$132,998	13.7%	294,595	$272,650	8.0%
COSTS AND EXPENSES
Cost of services	49,196	41,842	17.6%	98,465	83,670	17.7%
Selling, general and administrative	54,767	46,250	18.4%	105,552	97,913	7.8%
Depreciation	5,336	4,584	16.4%	10,621	9,143	16.2%
Amortization	6,498	5,168	25.7%	12,695	10,612	19.6%

Total costs and expenses	115,797	97,844	18.3%	227,333	201,338	12.9%

INCOME FROM OPERATIONS	35,369	35,154	0.6%	67,262	71,312	(5.7%)
Other income, net	1,406	1,165	20.7%	2,599	2,179	19.3%

INCOME BEFORE INCOME TAXES	36,775	36,319	1.3%	69,861	73,491	(4.9%)
Income tax expense	14,826	13,897	6.7%	28,090	27,396	2.5%

NET INCOME	$21,949	$22,422	(2.1%)	$41,771	$46,095	(9.4%)
NET INCOME PER SHARE
Basic	$0.23	$0.24		$0.45	$0.49
Diluted	$0.23	$0.23		$0.44	$0.48
Cash dividends declared per common share	—	$0.80		—	$0.80
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	93,510	93,125		93,484	93,181
Diluted	95,815	95,818		95,863	95,959

THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005
Revenue

	2006	2005	% change
		(In thousands)
Institutional Services:
FT Interactive Data	$93,136	$87,734	6.2%
CMS BondEdge	8,076	8,120	(0.5%)
ComStock	18,412	19,724	(6.7%)
Interactive Data Managed Solutions	11,957	0
Foreign Exchange	(457)	0

Total Institutional Services	131,124	115,578	13.5%
Active Trader Services:
eSignal	16,991	17,420	(2.5%)
Quote.com	3,074	0
Foreign Exchange	(23)	0

Total Active Trader Services	20,042	17,420	15.1%
TOTAL REVENUE	$151,166	$132,998	13.7%
Total Revenue
     Total revenue increased by $18,168,000, or 13.7%, from $132,998,000 in the second quarter of 2005 to $151,166,000 in the second quarter of 2006. The acquisitions of the Interactive Data Managed Solutions (formerly the IS.Teledata business) and Quote.com businesses contributed revenue of $15,031,000 in the second quarter of 2006. Foreign exchange had an unfavorable impact of $480,000 to revenue in the second quarter of 2006, mainly due to the strength of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.83 in the second quarter of 2006, compared with $1.86 in the second quarter of 2005.
     Institutional Services
     Revenue within the Institutional Services segment increased by $15,546,000, or 13.5%, from $115,578,000 in the second quarter of 2005 to $131,124,000 in the second quarter of 2006. Revenue for the FT Interactive Data business increased by $5,402,000, or 6.2%, from $87,734,000 in the second quarter of 2005 to $93,136,000 in the second quarter of 2006. The growth for the FT Interactive Data business was attributed primarily to growth in both North America and Europe. FT Interactive Data’s North American business generated revenue growth of 6.6% due to continued demand for evaluated pricing and reference data services and increased levels of usage-related revenue. The European business of FT Interactive Data increased revenue by 4.9% in the second quarter of 2006 from the second quarter of 2005 primarily due to increased levels of new sales, lower levels of contract cancellations and renegotiations, and the effect of annual price increases. Revenue in the second quarter of 2006 for the Asia Pacific business of FT Interactive Data increased by 5.3% from the second quarter of 2005 primarily due to revenue growth in Australia.
     Revenue for the ComStock business decreased by $1,312,000, or 6.7%, from $19,724,000 in the second quarter of 2005 to $18,412,000 in the second quarter of 2006 primarily due to the elimination of intercompany revenue associated with real-time services provided to IS.Teledata and Quote.com by ComStock after the respective acquisition dates of these businesses. Also contributing to the decrease were the effects of contract cancellations associated with the final migration in the first half of 2005 of the HyperFeed customers onto the ComStock platform. This decrease is partially offset by revenue growth in Europe due to increased levels of sales.
     The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed revenue of $11,957,000 in the second quarter of 2006. This amount includes $1,100,000 that was deferred in the first quarter of 2006. This deferred revenue was recognized as the related service contracts were finalized.
     Revenue for the CMS BondEdge business decreased by $44,000, or 0.5%, from $8,120,000 in the second quarter of 2005 to $8,076,000 in the second quarter of 2006 due to sales being offset by higher cancellations in the first half of 2006.

     Active Trader Services
     Within the Active Trader Services segment, revenue grew by $2,622,000, or 15.1%, from $17,420,000 in the second quarter of 2005 to $20,042,000 in the second quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed revenue of $3,074,000 in the second quarter of 2006. The increase in revenue also reflects a higher number of core subscribers, which grew from 39,144 in the second quarter of 2005 to 39,847 in the second quarter of 2006, an increase of 703 or 1.8% coupled with higher average net subscriber fees. This increase in revenue was offset by the deferral of revenue associated with sales of software in multiple element arrangements which will be recognized ratably over the term of the associated customer contracts.
Total Costs and Expenses
     Total costs and expenses consist of cost of services, selling general and administrative expenses, depreciation and amortization. Corporate and unallocated costs and expenses include corporate, general and administrative activities, stock-based compensation costs, costs associated with our data center consolidation initiative, and intangible asset amortization.

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$81,482	$71,063	14.7%
Active Trader Services	15,390	13,478	14.2%
Corporate and unallocated	19,294	13,303	45.0%
Foreign Exchange	(369)	0

TOTAL COSTS AND EXPENSES	$115,797	$97,844	18.3%
     Total costs and expenses increased by $17,953,000, or 18.3%, from $97,844,000 in the second quarter of 2005 to $115,797,000 in the second quarter of 2006. The acquisitions of the Interactive Data Managed Solutions (formerly the IS.Teledata business) and Quote.com businesses contributed total costs and expenses of $13,669,000 in the second quarter of 2006. Foreign exchange decreased total costs and expenses by $369,000 in the second quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the second quarter of 2006, total costs and expenses include $3,270,000 of stock-based compensation expense associated with the adoption of SFAS 123(R).
Cost of Services
     Cost of services are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$39,602	$34,503	14.8%
Active Trader Services	7,694	6,620	16.2%
Corporate and unallocated	2,035	719	183.0%
Foreign Exchange	(135)	0

TOTAL COST OF SERVICES	$49,196	$41,842	17.6%
     Cost of services increased by $7,354,000, or 17.6%, from $41,842,000 in the second quarter of 2005 to $49,196,000 in the second quarter of 2006. Acquisitions contributed cost of services expenses of $6,643,000 in the second quarter of 2006. Foreign exchange decreased cost of services expenses by $135,000 in the second quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the second quarter of 2006, cost of services includes $1,372,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Cost of services as a percentage of revenue increased from 31.5% in the second quarter of 2005 to 32.5% in the second quarter of 2006 primarily due to the inclusion of $1,372,000 of stock-based compensation expense in the second quarter of 2006.
  Institutional Services
     Cost of services within the Institutional Services segment increased by $5,099,000, or 14.8%, from $34,503,000 in the second quarter of 2005 to $39,602,000 in the second quarter of 2006. The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed $5,545,000 of cost of services expense in the second quarter of 2006. Also contributing to the increase in cost of services in the second quarter of 2006 were higher personnel costs resulting from annual compensation increases and increased staffing levels. This increase in cost of services was offset by savings associated with our data center consolidation initiative coupled with lower communications costs.
  Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $1,074,000, or 16.2%, from $6,620,000 in the second quarter of 2005 to $7,694,000 in the second quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $1,098,000 of cost of services expense in the second quarter of 2006. Also contributing to the increase in cost of services in the second quarter of 2006 were higher personnel costs resulting from annual compensation increases. This increase in cost of services was offset by lower consulting related expenses.
  Corporate and Unallocated
     Corporate and unallocated cost of services expense increased by $1,316,000 or 183.0% from $719,000 in the second quarter of 2005 to $2,035,000 in the second quarter of 2006. In the second quarter of 2006, cost of services within the Corporate and unallocated segment grew from the second quarter of 2005 mainly due to the inclusion of stock-based compensation expense of $1,372,000 associated with the adoption of SFAS 123(R).
Selling, General and Administrative Expenses
     Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, stock-based compensation expense, payments to data suppliers and commissions paid to third parties for distribution of our data to mutual customers.

	2006	2005	% Change
		(In thousands)
Institutional Services	$38,364	$33,484	14.6%
Active Trader Services	6,679	5,897	13.3%
Corporate and unallocated	9,942	6,869	44.7%
Foreign Exchange	(218)	0

TOTAL SG&A	$54,767	$46,250	18.4%
     Selling, general and administrative expenses increased by $8,517,000, or 18.4%, from $46,250,000 in the second quarter of 2005 to $54,767,000 in the second quarter of 2006. Acquisitions contributed selling, general and administrative expenses of $5,335,000 in the second quarter of 2006. Foreign exchange decreased selling, general, and administrative expenses by $218,000 in the second quarter of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the second quarter of 2006, selling, general and administrative expenses also include $1,898,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Selling, general and administrative expenses as a percentage of revenue increased from 34.8% in the second quarter of 2005 to 36.2% in the second quarter of 2006 primarily due to inclusion in the second quarter of 2006 of $1,898,000 of stock-based compensation expense associated with the adoption of SFAS 123(R).
     Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased by $4,880,000, or 14.6%, from $33,484,000 in the second quarter of 2005 to $38,364,000 in the second quarter of 2006. The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed $4,599,000 of selling, general and administrative expense in the second quarter of 2006. Also contributing to the increase in selling, general and administrative expenses were higher personnel costs related to higher staffing levels, annual compensation increases, and incentive compensation costs. This is coupled with higher travel related costs and increased premises expense due to the ComStock business relocation from Harrison, New York. This increase in selling, general and administrative expenses was partially offset by lower commissions paid to third parties associated with providing real-time services to Interactive Data Managed Solutions prior to the acquisition date. We subsequently acquired Interactive Data Managed Solutions and accordingly, commissions paid to third parties associated with Interactive Data Managed Solutions are now classified as an inter-company transaction.

     Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $782,000, or 13.3%, from $5,897,000 in the second quarter of 2005 to $6,679,000 in the second quarter of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $569,000 of selling, general and administrative expenses in the second quarter of 2006. Also contributing to the increase in selling, general and administrative expenses in the second quarter of 2006 were higher personnel expense and travel-related expenses.
     Corporate and Unallocated
     Corporate and unallocated selling, general and administrative expenses increased by $3,073,000, or 44.7%, from $6,869,000 in the second quarter of 2005 to $9,942,000 in the second quarter of 2006, principally due to the inclusion of $1,898,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) in the second quarter of 2006. Also contributing to this increase was the timing of fringe benefit expenses, higher legal and consulting-related costs, and higher premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts. The increase in selling, general and administrative expenses was partially offset by lower severance-related costs in the second quarter of 2006.
Other Consolidated Financial Information
     Depreciation expense increased by $752,000, or 16.4%, from $4,584,000 in the second quarter of 2005 to $5,336,000 in the second quarter of 2006. Acquisitions contributed depreciation expense of $384,000 in the second quarter of 2006. Also contributing to the increase in the second quarter of 2006 was additional depreciation expense related to our data center consolidation initiative and the move of our corporate headquarters in Bedford, Massachusetts.
     Amortization expense associated with acquired intangible assets increased by $1,330,000, or 25.7%, from $5,168,000 in the second quarter of 2005 to $6,498,000 in the second quarter of 2006, due to $939,000 related to the Interactive Data Managed Solutions acquisition and $365,000 related to the Quote.com acquisition.
     Income from operations increased by $215,000, or 0.6%, from $35,154,000 in the second quarter of 2005 to $35,369,000 in the second quarter of 2006.
     Other income increased by $241,000, or 20.7%, from $1,165,000 in the second quarter of 2005 to $1,406,000 in the second quarter of 2006, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes increased by $456,000, or 1.3%, from $36,319,000 in the second quarter of 2005 to $36,775,000 in the second quarter of 2006, reflecting the higher income from operations and other income.
     Our estimated effective tax rate increased from 38.3% in the second quarter of 2005 to 40.3% in the second quarter of 2006, primarily due to the impact of non-deductible stock-based compensation expense for incentive stock options with the adoption of SFAS 123(R), a discrete tax benefit of $648,000 recorded in the first quarter of 2005 related to the utilization of capital losses and the elimination in 2005 of a UK related tax benefit.
     We generated net income of $22,422,000 in the second quarter of 2005 compared with net income of $21,949,000 in the second quarter of 2006, a decrease of $473,000, or 2.1%. This decline was primarily due to a higher effective tax rate in the second quarter of 2006 as compared with the second quarter of 2005 as discussed above.
     We generated basic net income per share of $0.24 and diluted net income per share of $0.23 in the second quarter of 2005, compared with basic net income per share of $0.23 and diluted net income per share of $0.23 in the second quarter of 2006 due to lower net income.
     Weighted average basic shares outstanding increased 0.4% in the second quarter of 2006 as compared with the second quarter of 2005. Options exercised by employees and directors and the issuance of shares under our 2001 Employee Stock Purchase Plan were mostly offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback programs.

SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005
Revenue

	2006	2005	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$184,507	$173,761	6.2%
CMS BondEdge	16,167	16,069	0.6%
ComStock	37,747	47,458	(20.5%)
Interactive Data Managed Solutions	19,821	0
Foreign Exchange	(2,577)	0

Total Institutional Services	255,665	237,288	7.7%
Active Trader Services:
eSignal	35,158	35,362	(0.6%)
Quote.com	3,879	0
Foreign Exchange	(107)	0

Total Active Trader Services	38,930	35,362	10.1%
TOTAL REVENUE	$294,595	$272,650	8.0%
Total Revenue
     Total revenue increased by $21,945,000, or 8.0%, from $272,650,000 in the first six months of 2005 to $294,595,000 in the first six months of 2006. The acquisitions of the Interactive Data Managed Solutions business and Quote.com businesses contributed revenue of $23,700,000 in the first six months of 2006. Foreign exchange had an unfavorable impact of $2,684,000 to revenue in the first six months of 2006, mainly due to the strength of the US dollar against the UK pound sterling. The average exchange rate for the US dollar against the UK pound sterling was $1.79 in the first six months of 2006, compared with $1.87 in the first six months of 2005.
     In the fourth quarter of 2004, we reversed and deferred revenue of $8,122,000 which was primarily attributable to ComStock-related services delivered to one international customer. The reversal and deferral was due to the fact that while we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005.
     Institutional Services
     Revenue within the Institutional Services segment increased by $18,377,000, or 7.7%, from $237,288,000 in the first six months of 2005 to $255,665,000 in the first six months of 2006.
     Revenue for the FT Interactive Data business increased by $10,746,000, or 6.2%, from $173,761,000 in the first six months of 2005 to $184,507,000 in the first six months of 2006. The growth for the FT Interactive Data business was attributed primarily to growth in both North America and Europe. FT Interactive Data North America generated revenue growth of 6.6% due to continued demand for evaluated pricing and reference data services and increased levels of usage-related revenue. The European business of FT Interactive Data increased revenue by 5.2% in the first six months of 2006 from the first six months of 2005 due to an increased level of new sales, lower levels of contract cancellations and renegotiations, and the effect of annual price increases. Revenue in the first six months of 2006 for the Asia Pacific business of FT Interactive Data increased 3.2% from the first six months of 2005 due to revenue growth in Australia.
     Revenue for the ComStock business decreased by $9,711,000, or 20.5%, from $47,458,000 in the first six months of 2005 to $37,747,000 in the first six months of 2006 primarily due to the recognition in the first six months of 2005 of $8,122,000 of revenue as described above coupled the elimination of intercompany revenue associated with real-time services provided to IS.Teledata and Quote.com by ComStock after the respective acquisition dates. Also contributing to the decrease were the effects of contract cancellations associated with the final migration in the first half of 2005 of the HyperFeed customers onto the ComStock platform. This decrease is partially offset by revenue growth in Europe due to increased levels of new sales.
     The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed revenue of $19,821,000.

     Revenue for the CMS BondEdge business increased by $98,000, or 0.6%, from $16,069,000 in the first six months of 2005 to $16,167,000 in the first six months of 2006 due to backbilling and higher service bureau revenue.
     Active Trader Services
     Within the Active Trader Services segment, revenue grew by $3,568,000, or 10.1%, from $35,362,000 in the first six months of 2005 to $38,930,000 in the first six months of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed revenue of $3,879,000 in the first six months of 2006. The increase in revenue also reflects a higher number of core subscribers which grew from 39,144 in the first six months of 2005 to 39,847 in the first six months of 2006, an increase of 703 or 1.8% coupled with higher average net subscriber fees. This increase in revenue was offset by the deferral of revenue associated with sales of software in multiple element arrangements which will be recognized ratably over the term of the associated customer contracts.
Total Costs and Expenses
     Total costs and expenses consist of cost of services, selling general and administrative expenses, depreciation and amortization. Corporate and unallocated costs and expenses include corporate, general and administrative activities, stock-based compensation costs, costs associated with our data center consolidation initiative, and intangible asset amortization.
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

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$162,442	$147,590	10.1%
Active Trader Services	29,055	27,037	7.5%
Corporate and unallocated	37,944	26,711	42.1%
Foreign Exchange	(2,108)	0

TOTAL COSTS AND EXPENSES	$227,333	$201,338	12.9%
     Total costs and expenses increased by $25,995,000, or 12.9%, from $201,338,000 in the first six months of 2005 to $227,333,000 in the first six months of 2006. The acquisitions of the Interactive Data Managed Solutions (formerly the IS.Teledata business) and Quote.com businesses contributed total costs and expenses of $24,777,000 in the first six months of 2006. Foreign exchange decreased total costs and expenses by $2,108,000 in the first six months of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the first six months of 2006, total costs and expenses include $6,835,000 of stock-based compensation expense associated with the adoption of SFAS 123(R).
Cost of Services
     Cost of services are composed mainly of personnel-related expenses, communication costs, data acquisition costs, and expenditures associated with software and hardware maintenance agreements.

			%
	2006	2005	Change
	(In thousands)
Institutional Services	$80,303	$69,237	16.0%
Active Trader Services	14,871	13,146	13.1%
Corporate and unallocated	4,106	1,287	219.0%
Foreign Exchange	(815)	0

TOTAL COST OF SERVICES	98,465	$83,670	17.7%
     Cost of services increased by $14,795,000, or 17.7%, from $83,670,000 in the first six months of 2005 to $98,465,000 in the first six months of 2006. Acquisitions contributed cost of services expenses of $13,282,000 in the first six months of 2006. Foreign exchange decreased cost of services expenses by $815,000 in the first six months of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the first six months of 2006, cost of services includes $2,759,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Cost of services as a percentage of revenue increased from 30.7% in the first six months of 2005 to 33.4% in the first six months of 2006 primarily due to the recognition in the first six months of 2005 of $8,122,000 of revenue, as previously described, and the inclusion of $2,759,000 of stock-based compensation expense.
  Institutional Services
     Cost of services within the Institutional Services segment increased by $11,066,000, or 16.0%, from $69,237,000 in the first six months of 2005 to $80,303,000 in the first six months of 2006. The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed $11,853,000 of cost of services expense in the first six months of 2006. Also contributing to the increase in cost of services in the first six months of 2006 were higher personnel costs resulting from annual compensation increases and increased staffing levels. This increase in cost of services was offset by savings associated with our data center consolidation initiative coupled with lower communications and consulting-related costs.
  Active Trader Services
     Within the Active Trader Services segment, cost of services increased by $1,725,000, or 13.1%, from $13,146,000 in the first six months of 2005 to $14,871,000 in the first six months of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $1,428,000 of cost of services expense in the first six months of 2006. This increase was also attributable to higher personnel costs related to annual compensation increases and higher data acquisition expense partially offset by lower consulting and travel-related costs.
  Corporate and Unallocated
     Corporate and unallocated cost of services expense increased by $2,819,000 or 219.0% from $1,287,000 in the first six months of 2005 to $4,106,000 in the first six months of 2006. Corporate and unallocated cost of services grew from the first six months of 2005 mainly due to the inclusion of stock-based compensation expense in the first six months of 2006 of $2,759,000 associated with the adoption of SFAS 123(R). Cost of services also increased in the first six months of 2006 due to higher utility related costs associated with our East Coast data center.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, stock-based compensation expenses, payments to data suppliers and commissions paid to third parties for distribution of our data to mutual customers.

	2006	2005	% Change
	(In thousands)
Institutional Services	$74,935	$72,163	3.8%
Active Trader Services	12,203	12,027	1.5%
Corporate and unallocated	19,619	13,723	43.0%
Foreign Exchange	(1,205)	0

TOTAL SG&A	$105,552	$97,913	7.8%
     Selling, general and administrative expenses increased by $7,639,000, or 7.8%, from $97,913,000 in the first six months of 2005 to $105,552,000 in the first six months of 2006. Acquisitions contributed selling, general and administrative expenses of $8,408,000 in the first six months of 2006. Foreign exchange decreased selling, general, and administrative expenses by $1,205,000 in the first six months of 2006 mainly due to the strength of the US dollar against the UK pound sterling referred to above. In the first six months of 2006, selling, general and administrative expenses also include $4,077,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Selling, general and administrative expenses as a percentage of revenue was 35.8% in the first six months of 2006 and was essentially unchanged as compared to the first six months of 2005 primarily due to recognition in the first six months of 2005 of $8,122,000 of revenue and $6,702,000 of direct selling, general and administrative costs, as previously described. This is offset by the inclusion of $4,077,000 of stock-based compensation expense in the first six months of 2006 associated with the adoption of SFAS 123(R).

     Institutional Services
     Selling, general and administrative expenses within the Institutional Services segment increased by $2,772,000, or 3.8%, from $72,163,000 in the first six months of 2005 to $74,935,000 in the first six months of 2006. The Interactive Data Managed Solutions business, which was acquired on December 13, 2005, contributed $7,615,000 of selling, general and administrative expense in the first six months of 2006. Also contributing to this increase in selling, general, and administrative expenses were increased personnel costs related to higher staffing levels, annual compensation increases, and higher incentive compensation coupled with higher travel related costs. This increase in selling, general and administrative expenses was partially offset by the recognition in the first six months of 2005 of $6,702,000 related to direct costs paid and associated with services delivered to one ComStock international customer, as previously described. This is coupled with lower commissions paid to third parties associated with providing real-time services to Interactive Data Managed Solutions prior to the acquisition date. We subsequently acquired Interactive Data Managed Solutions and accordingly, commissions paid to third parties associated with Interactive Data Managed Solutions are now classified as an inter-company elimination.
     Active Trader Services
     Within the Active Trader Services segment, selling, general and administrative expenses increased by $176,000, or 1.5%, from $12,027,000 in the first six months of 2005 to $12,203,000 in the first six months of 2006. The Quote.com business, which was acquired on March 6, 2006, contributed $626,000 of selling, general and administrative expenses in the first six months of 2006. Selling, general and administrative expenses in the first six months of 2006 increased due to higher travel and consulting-related expenses. This increase in selling, general and administrative expenses was offset by lower occupancy related costs coupled with lower bad debt reserve requirements.
     Corporate and Unallocated
     Corporate and unallocated selling, general and administrative expenses increased by $5,896,000, or 43.0%, from $13,723,000 in the first six months of 2005 to $19,619,000 in the first six months of 2006, due to the inclusion of $4,077,000 of stock-based compensation expense in the first six months of 2006 associated with the adoption of SFAS 123(R). This increase in selling, general, and administrative expenses was attributable to timing of fringe benefit expenses, increased compensation related costs and higher premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts. This increase in selling, general and administrative expenses was partially offset by lower severance-related costs in the first six months of 2006.
Other Consolidated Financial Information
     Depreciation expense increased by $1,478,000, or 16.2%, from $9,143,000 in the first six months of 2005 to $10,621,000 in the first six months of 2006. Acquisitions contributed depreciation expense of $770,000 in the first six months of 2006. Also contributing to the increase in depreciation expense were expenditures in the second half of 2005 related to our data center consolidation initiative and expenditures associated with the move of our corporate headquarters in Bedford, Massachusetts.
     Amortization expense associated with acquired intangible assets increased by $2,083,000, or 19.6%, from $10,612,000 in the first six months of 2005 to $12,695,000 in the first six months of 2006, due to $1,823,000 related to the Interactive Data Managed Solutions acquisition and $496,000 related to the Quote.com acquisition. This increase in amortization expense is partially offset by the scheduled expiration of intangible assets lives during 2005.
     Income from operations decreased by $4,050,000, or 5.7%, from $71,312,000 in the first six months of 2005 to $67,262,000 in the first six months of 2006.
     Other income increased by $420,000, or 19.3%, from $2,179,000 in the first six months of 2005 to $2,599,000 in the first six months of 2006, mainly due to higher interest income from a higher average cash balance and higher interest rates.
     Income before taxes decreased by $3,630,000, or 4.9%, from $73,491,000 in the first six months of 2005 to $69,861,000 in the first six months of 2006, reflecting the lower income from operations.
     Our estimated annual effective tax rate increased from 37.3% in the first six months of 2005 to 40.2% in the first six months of 2006, primarily due to the impact of non-deductible stock-based compensation expense for incentive stock options with the adoption of SFAS 123(R), a discrete tax benefit of $648,000 recorded in the first six months of 2005 related to the utilization of capital losses, and the elimination in 2005 of a UK related tax benefit.
     We generated net income of $46,095,000 in the first six months of 2005 compared with net income of $41,771,000 in the first six months of 2006, a decrease of $4,324,000, or 9.4%. This decline was primarily due to lower income from operations and a higher effective tax rate in the first six months of 2006 as compared with the first six months of 2005 as discussed above.
     We generated basic net income per share of $0.49 and diluted net income per share of $0.48 in the first six months of 2005, compared with basic net income per share of $0.45 and diluted net income per share of $0.44 in the first six months of 2006 due to lower net income.
     Weighted average basic shares outstanding increased 0.3% in the first six months of 2006 as compared with the first six months of 2005. Options exercised by employees and directors and the issuance of shares under our 2001 Employee Stock Purchase Plan were mostly offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback programs. Weighted average diluted shares decreased 0.1% in the first six months of 2006 as compared to the first six months of 2005 mainly due to the adoption of SFAS 123(R).
Income Taxes
     We determine our periodic income tax expense based on the current forecast of income by our business respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the six months ended June 30, 2006, our effective tax rate was 40.2% as compared with 37.3% for the six months ended June 30, 2005. The increase in the effective tax rate was primarily attributable to non-deductible stock-based compensation expenses for incentive stock options under SFAS 123(R) and higher foreign taxes. An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the stock. Therefore, a second quarter deferred tax asset or benefit was not recognized by the Company for compensation cost associated with incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of IS.Teledata and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive date of March 15, 2005.
     The Company is currently evaluating the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, whose adoption is required for fiscal years beginning after December 15, 2006. The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.
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

     The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2006	2005
Cash flow provided by (used in):
Operating activities	$72,182	$53,207
Investing activities	(61,835)	(78,396)
Financing activities	(13,413)	(9,331)
Effect of exchange rates on cash balances	3,331	(3,267)
Increase/decrease in cash and cash equivalents	265	($37,787)
Operating Activities
     Cash provided by operating activities was $53,207,000 in the first six months of 2005 compared with $72,182,000 in the first six months of 2006. The increase of $18,975,000 in cash provided by operating activities was primarily due to an improvement in our working capital of $18,652,000 driven by timing of tax payments in the first six months of 2006 as compared with the first six months of 2005, coupled with a decrease in tax benefit related to option exercises associated with the adoption of SFAS 123(R) in 2006. Also contributing to the increase in working capital is the net change in interest receivable related to the purchase of marketable securities in the first six months of 2006 compared with the first six months of 2005. This is coupled with a one time cash reimbursement from our landlords related to the build out and move of our corporate headquarters in Bedford, Massachusetts during 2006 and higher payable related to our publicly announced stock buyback program at June 30, 2006.
Investing Activities
     Capital expenditures increased from $11,354,000 in the first six months of 2005 to $15,785,000 in the first six months of 2006. This increase of $4,431,000 was due mainly to higher capital expenditures in the first six months of 2006 associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts coupled with the development of internal use software associated with our data center consolidation and fixed income product development initiatives.
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
     As part of our efforts to improve the rate of return on invested cash, in the first six months of 2006 we purchased $71,293,000 and sold $58,104,000 of municipal bonds with maturities greater than 90 days but less than one year. We engage third party investment advisers to advise us in connection with our investments.
     In the first six months of 2006, we increased our ownership of Interactive Data Managed Solutions from 95.1% to 99.6% for $2,696,000 in cash. On March 6, 2006, we acquired the assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded these acquisitions from our existing cash resources.
Financing Activities
     In the first six months of 2006, we utilized $25,205,000 to repurchase 1,221,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2006, we received $9,304,000 from the exercise of options to purchase 653,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 120,000 shares of common stock by employees in connection with our 2001 Employee Stock Purchase Plan.
     In the first six months of 2005, we utilized $19,033,000 to repurchase 899,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2005, we received $9,702,000 from the exercise of options to purchase 758,000 shares of common stock and the purchase of 103,000 shares of common stock in connection with our employee stock purchase plan.

     Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2005, except for the following:
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
     The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, weighted average expected stock price volatility, risk-free interest rate and weighted average expected term of the options. Under SFAS 123(R), the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected term assumption was established based upon an analysis of historical option exercise behavior and post-vest termination data. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on US Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption.
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
     Accounting for Uncertainty in Income Taxes
     On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of FASB Statement No. 109. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The Company is currently evaluating the impact of this Interpretation on its financial statements and will adopt as required.
     Accounting for Rental Costs Incurred during a Construction Period
     In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.
     How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement
     In June 2006, the FASB ratified the consensus reached by EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risks rests with the U.K. pound sterling and the Euro to US dollar exchange rate due to the significant size of our operations in Europe. The effects of foreign exchange on our business historically have varied from quarter to quarter and may continue to do so.
     Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on the Company.
     Total revenue for the three and six months ended June 30, and long lived assets as of June 30, 2006 and December 31, 2005 by geographic region outside the United States, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
North America	$366	$361	$684	$713
Europe	38,891	26,703	72,417	61,992
Asia	2,585	2,899	5,865	5,725

Total	$41,842	$29,963	$78,966	$68,430

	As of	As of
	June 30, 2006	December 31, 2005
Long-Lived Assets
North America	$1,035	$1,035
Europe	198,066	173,629
Asia	4,483	4,504

Total	$203,584	$179,168

     We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes.
     We currently invest excess cash balances in money market accounts and municipal bonds. These accounts are largely invested in U.S. Government obligations, investment grade commercial paper and high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of June 30, 2006. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Information regarding risk factors appears in under Item 1A “Risk Factors” and in under Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1)
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased (2)	(or Unit)	Programs	Plans or Programs
April 1, 2006 — April 30, 2006	76,000	$22.81	76,000	124,000
May 1, 2006 — May 31, 2006	88,000	$21.27	88,000	1,036,000
June 1, 2006 — June 30, 2006	809,400	$19.75	809,400	226,600
Total	973,400	$20.12	973,400

(1)	On May 30, 2006, we announced in a press release that our board of directors had authorized the expansion of our existing 1,000,000 share stock buyback program, which was authorized by our board of directors on June 1, 2005, by 1,000,000 shares. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We have used, and expect to continue to use, cash on hand to fund repurchases under the program.

(2)	No shares have been purchased in the second quarter of 2006 other than through our publicly announced stock repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 17, 2006, we held our Annual Meeting of Stockholders. At the meeting the following matters were approved by the votes specified below:
1.	Nine directors were elected to serve until the Company’s next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal.

The nine nominees for directors were elected based upon the following votes:

Stuart J. Clark	For	83,088,653
	Withheld	9,150,302

William T. Ethridge	For	84,301,590
	Withheld	7,937,365

John Fallon	For	84,301,471
	Withheld	7,937,484

Olivier Fleurot	For	84,325,602
	Withheld	7,913,353

Donald P. Greenberg	For	91,683,979
	Withheld	554,976

Philip J. Hoffman	For	82,886,836
	Withheld	9,352,119

John C. Makinson	For	82,920,395
	Withheld	9,318,560

Carl Spielvogel	For	91,785,416
	Withheld	453,539

Allan R. Tessler	For	83,283,913
	Withheld	8,955,042
2.	The ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved. The votes were cast as follows:

For	92,079,322
Against	153,490
Abstain	6,142
Item 6. Exhibits
The following exhibits are filed or furnished as part of this report:

Exhibits*

10.1	Form of 2006 Non-Qualified Option Grant Certificate for Executive Officers. **

10.2	Form of 2006 Restricted Stock Unit Grant Certificate for Executive Officers.**

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

**	Indicates management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 9, 2006	By: /s/ STUART J. CLARK

Name: Stuart J. Clark
President and Chief Executive Officer

Dated: August 9, 2006	By: /s/ ANDREW J. HAJDUCKY III

Name: Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer