Form 10-Q
period 2006-09-30
INTERACTIVE DATA CORP/MA/
filed 2006-11-06
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  ☒         Accelerated Filer  ☐         Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 2, 2006 was 93,089,842.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2006 and 2005 and for the Nine Months Ended September 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II OTHER INFORMATION

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signatures		36

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$156,670	$134,198	$451,265	$406,848
COSTS AND EXPENSES
Cost of services	49,148	40,463	147,612	124,133
Selling, general and administrative	55,622	46,752	161,175	144,665
Depreciation	5,547	4,773	16,168	13,916
Amortization	6,440	5,293	19,135	15,905

Total costs and expenses	116,757	97,281	344,090	298,619

INCOME FROM OPERATIONS	39,913	36,917	107,175	108,229
Interest income, net	1,649	1,212	4,248	3,391

INCOME BEFORE INCOME TAXES	41,562	38,129	111,423	111,620
Income tax expense	14,752	14,985	42,842	42,381

NET INCOME	26,810	23,144	68,581	69,239
NET INCOME PER SHARE
Basic	$0.29	$0.25	$0.74	$0.74
Diluted	$0.28	$0.24	$0.72	$0.72
Cash dividends paid per common share	$—	$0.80	$—	$0.80
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	92,812	93,196	93,260	93,186
Diluted	94,925	95,983	95,550	95,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$164,815	$147,368
Marketable securities	51,257	25,019
Accounts receivable, net of allowance for doubtful accounts of $8,331 and $7,887 at September 30, 2006 and December 31, 2005, respectively	96,145	84,553
Prepaid expenses and other current assets	15,751	11,209
Deferred income taxes	1,560	1,509

Total current assets	329,528	269,658

Property and equipment, net	74,331	64,252
Goodwill	527,816	480,179
Intangible assets, net	174,000	182,156
Other assets	715	675

Total Assets	$1,106,390	$996,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$12,078	$18,032
Payable to affiliates	3,463	892
Accrued liabilities	66,738	68,747
Income taxes payable	10,947	2,045
Deferred revenue	33,983	23,988

Total current liabilities	127,209	113,704
Deferred tax liabilities	37,096	23,864
Other liabilities	4,180	3,946

Total Liabilities	168,485	141,514

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 98,899,730 shares issued and 92,899,730 shares outstanding at September 30, 2006, and 97,882,926 shares issued and 93,330,926 shares outstanding at December 31, 2005	988	979
Additional paid-in-capital	875,039	851,312
Treasury stock, at cost, 6,000,000 shares at September 30, 2006 and 4,552,000 shares at December 31, 2005	(104,444)	(74,587)
Deferred stock-based compensation	—	(3,175)
Accumulated other comprehensive income	20,292	3,428
Accumulated earnings	146,030	77,449

Total Stockholders’ Equity	937,905	855,406

Total Liabilities and Stockholders’ Equity	$1,106,390	$996,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2005 (Audited)	97,883	$979	$851,312	4,552	$(74,587)
Exercise of stock options and issuance of deferred stock units	813	7	9,056	—	—
Issuance of stock in connection with employee stock purchase plan	204	2	3,175	—	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	2,692	—	—
Deferred stock-based compensation	—	—	(2,818)	—	—
Stock-based compensation	—	—	11,622	—	—
Purchase of treasury stock	—	—	—	1,448	(29,857)
Other comprehensive income (Note 14)	—	—	—	—	—
Net income	—	—	—	—	—

Balance September 30, 2006	98,900	$988	$875,039	6,000	$(104,444)

	Deferred Compensation Costs	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2005 (Audited)	$(3,175)	$3,428	$77,449	$855,406	—
Exercise of stock options and issuance of deferred stock units	—	—	—	9,063	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	3,177	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	—	2,692	—
Deferred stock-based compensation	3,175	—	—	357	—
Stock-based compensation	—	—	—	11,622	—
Purchase of treasury stock	—	—	—	(29,857)	—
Other comprehensive income (Note 14)	—	16,864	—	16,864	16,864
Net income	—	—	68,581	68,581	68,581

Balance September 30, 2006	$—	$20,292	$146,030	$937,905	$85,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$68,581	$69,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,303	29,821
Amortization of discounts and premiums on marketable securities, net	192	1,704
Tax benefit from exercise of stock options and employee stock purchase plan	—	3,217
Deferred income taxes	(844)	269
Excess tax benefits from stock-based compensation	(1,364)	—
Stock-based compensation	11,622	1,363
Other non-cash items	621	8
Changes in operating assets and liabilities, net	1,342	(13,590)

NET CASH PROVIDED BY OPERATING ACTIVITIES	115,453	92,031
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(25,728)	(16,605)
Purchase of marketable securities	(120,573)	(189,279)
Proceeds from sales and maturities of marketable securities	94,143	140,732
Acquisition of business	(33,244)	—
Other investing activities	—	(67)

NET CASH USED IN INVESTING ACTIVITIES	(85,402)	(65,219)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	12,240	15,286
Purchase of treasury stock	(29,857)	(24,632)
Common stock cash dividends	—	(74,489)
Excess tax benefits from stock-based compensation	1,364	—

NET CASH USED IN FINANCING ACTIVITIES	(16,253)	(83,835)
Effect of change in exchange rates on cash and cash equivalents	3,649	(3,525)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,447	(60,548)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147,368	207,908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,815	$147,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Interactive Data Corporation and its wholly owned subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of September 30, 2006, a wholly owned indirect subsidiary of Pearson plc owned approximately 62% of the Company’s issued and outstanding shares of common stock.

The Company’s common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

2. Stock- Based Compensation

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

Restricted Stock and Deferred Stock Units

The Company has awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 Plan. An aggregate of 473,382 deferred and restricted stock units of the Company’s common stock have been granted to date. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, are charged to compensation expense on a straight-line basis, ratably, over the vesting periods. As prescribed under SFAS 123(R), the remaining unamortized deferred stock-based compensation cost on the Company’s balance sheet at December 31, 2005 (as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) of $3,175,000 was reclassified to additional paid-in-capital effective upon adoption after January 1, 2006. During the nine months ended, September 30, 2006, a total of 47,441 shares have been issued.

Employee Stock Purchase Plan

In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a 15% discount price at specific times. During the nine months ended September 30, 2006, employees purchased 203,179 shares at an average share price of $15.64. At September 30, 2006, 1,327,257 shares were reserved for future issuance under the 2001 ESPP.

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

Stock-based compensation expense recognized during 2006 is based on the value of the portion of stock-based payment awards that are ultimately expected to vest, as required by SFAS 123(R). Accordingly, stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeiture rates for 2006 based on its historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

Impact of the Adoption of SFAS 123(R)

For the three months ended September 30, 2006, the Company recognized stock-based compensation expense under SFAS 123(R) of $3,639,000 ($2,380,000 after tax). For the nine months ended September 30, 2006, the Company recognized stock-based compensation expense under SFAS 123(R) of $11,622,000 ($7,153,000 after tax). The following table presents the stock-based compensation expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)	(In thousands)
Cost of services	$1,167	$3,926
Selling, general and administrative	2,472	7,696

Stock-based compensation expense before income taxes	$3,639	$11,622
Income tax benefit	1,259	4,469

Stock-based compensation expense after income taxes	$2,380	$7,153

For the three and nine months ended September 30, 2006, the Company’s pre-tax stock-based compensation expense included $585,000 and $1,680,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to the Company’s adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

The following table presents the impact of adoption of SFAS 123(R) on the Company’s income before income taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands, except per share data)	(In thousands, except per share data)
Impact of adoption on:
Income before income taxes	$3,028	$9,863
Net income	$1,984	$6,071
Basic earnings per share	$0.02	$0.07
Diluted earnings per share	$0.02	$0.06

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $1,364,000 of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow (and corresponding operating cash outflow). This amount would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).

Pro Forma Information for Periods Prior to Adoption of SFAS 123(R)

The following pro forma information presents the Company’s net income as if the fair value based method had been applied to all awards:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)	(In thousands, except per share data)

Net income, as reported	$23,144	$69,239
Stock-based compensation included in net income, net of related tax effects	482	831
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(3,219)	(8,298)

Pro forma, net income	$20,407	$61,772

Earnings per share
Basic — as reported	$0.25	$0.74
Basic — pro forma	$0.22	$0.66
Diluted — as reported	$0.24	$0.72
Diluted — pro forma	$0.21	$0.64

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

The fair value of stock options granted under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Risk free interest rate	4.56%-5.11%	3.86%
Weighted average expected term (in years)	4.65	4.00
Weighted average expected volatility	25.94%	24.41%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Risk free interest rate	4.74%-5.11%	3.86%
Weighted average expected term (in years)	4.65	4.00
Weighted average expected volatility	25.81%	24.41%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of options granted in the nine month period ended September 30, 2006 and 2005 was $6.57 and $5.56, respectively. The weighted average grant-date fair value of options granted in the three month period ended September 30, 2006 and 2005 was $6.54 and $5.54, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Risk free interest rate	3.66%-5.22%	2.33%
Expected term (in years)	.50	.50
Weighted average expected volatility	18.32%	20.00%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Risk free interest rate	5.22%	2.86%
Expected term (in years)	.50	.50
Weighted average expected volatility	22.52%	20.00%
Expected dividend yield	0.00%	0.00%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the nine month period ended September 30, 2006 and 2005 was $3.98 and $3.68, respectively. The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three month period ended September 30, 2006 and 2005 was $3.87 and $3.99, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Company’s 2000 Plan for the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2006	10,068	$15.16
Granted	1,829	20.57
Exercised	(766)	(12.26)
Forfeited	(112)	(18.67)
Expired	(6)	(11.15)
Outstanding at September 30, 2006	11,013	$16.23	6.89	$44,826
Vested and unvested expected to vest at September 30, 2006	10,566	$16.07	6.89	$44,484
Exercisable at September 30, 2006	6,687	$13.85	6.45	$41,539

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $628,000 and $2,898,000, respectively, determined as of the date of exercise. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $7,439,000 and $11,070,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 Plan and 2001 ESPP during the first nine months of 2006 and 2005 resulted in cash receipts of $12,240,000 and $15,286,000, respectively. The Company recognized a tax benefit of $2,692,000 for the nine months ended September 30, 2006 related to the exercise of stock options, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under the Company’s 2000 Plan for the nine months ended September 30, 2006, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2006	286,354	$18.98
Granted	180,800	20.57
Vested	(85,573)	(17.62)
Forfeited	—	—
Unvested at September 30, 2006	381,581	$20.04	2.35	$7,613

As of September 30, 2006, there was $430,000, $21,427,000 and $5,214,000 of total unrecognized compensation expense, net of estimated forfeitures, related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards, respectively, that will be recognized over the weighted average period of 1.3 years for employee stock purchase plan shares, 2.9 years for stock options and 2.4 years for deferred and restricted stock units. The total fair value of all share awards vested during the three months ended September 30, 2006 and 2005 was $4,490,000 and $5,715,000, respectively. The total fair value of all share awards vested during the nine months ended September 30, 2006 and 2005 was $12,774,000 and $14,336,000, respectively.

3. Marketable Securities

The Company’s investments consist of marketable securities with maturities of greater than 90 days but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive income as a component of shareholders’ equity.

Marketable securities by security type at December 31, 2005 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$25,029	$(10)	$25,019

Marketable securities by security type at September 30, 2006 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$51,295	$(38)	$51,257

4. Acquisitions

On March 6, 2006, the Company acquired assets of Quote.com and other related assets from Lycos, Inc. The acquired assets comprise four distinct offerings that deliver financial content and trading tools primarily to active traders and individual investors. These include the subscription-based QCharts(TM) and LiveCharts(R) services that provide real-time streaming data and access to decision-support tools to help active traders formulate investment strategies, as well as Quote.com, a financial news and analysis website, and Raging Bull(TM), an online investment community and message board site. The Company is currently integrating the Quote.com business into its eSignal business. The aggregate cash consideration paid for the assets was $30,000,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of September 30, 2006, $281,000 of the acquisition costs were paid. The Company expects the majority of the remaining acquisition costs to be paid by December 31, 2006.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. Based on the allocation valuation, the intangible assets are being amortized over a period ranging from three months to ten years. The weighted average amortization period in total is 6.7 years. The weighted average amortization period by major asset class is: customer lists 5.9 years, completed software/technology 7.2 years, and trademarks 8.0 years. Total tax deductible goodwill resulting from the Quote.com acquisition amounts to $22,500,000. The Company’s financial statements include the results of operations of the Quote.com business subsequent to the acquisition date.

The acquisition was accounted for as follows (in thousands):

Assets:
Fixed assets	$205
Customer lists	3,480
Completed software/technology	4,600
Trademarks	300
Deferred tax assets	147
Goodwill	22,530

$31,262
Liabilities:
Accrued liabilities	$10
Deferred revenue	902
Accrued acquisition costs	350

$1,262

Total Purchase Price	$30,000

On December 13, 2005, Interactive Data acquired 95.1% of Germany-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. This acquisition was funded from the operating cash of the Company. During the first nine months of 2006, the Company acquired the remaining 4.9% of IS.Teledata for $2,914,000 which increases the price paid for IS.Teledata to $57,542,000 and increases the Company’s total ownership in IS.Teledata to 100.0%. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of September 30, 2006, $1,365,000 of these transaction costs were paid. The Company expects the majority of the remaining costs to be paid by December 31, 2006. In the first quarter of 2006, the Company recorded a deferred tax liability of $13,600,000 associated with the intangible assets.

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

Assets:
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

On September 1, 2004, the Company acquired the assets of FutureSource, LLC and its subsidiaries (“FutureSource”), a leading provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company continues to integrate the FutureSource business into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. This acquisition was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of September 30, 2006, $1,181,000 of the acquisition costs were paid. The Company expects the remaining acquisition costs which consists primarily of employee severance to be paid by March 31, 2007.

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

Assets:
Cash	$317
Accounts receivable	2,406
Prepaid expenses and other current assets	371
Deferred tax assets	819
Fixed assets	790
Goodwill	12,708
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,577
Liabilities:
Accounts payable	$2,522
Accrued liabilities	2,137
Deferred revenue	1,792
Other liabilities	149
Accrued acquisition costs	1,630

$8,230

Total Purchase Price	$18,347

5. Restructuring Charges

In 2005 and 2004, the Company recorded restructuring charges of $1,484,000 and $1,791,000, respectively, relating primarily to employee severance costs, which are included in selling, general and administrative expenses. The Company expects to complete the majority of these payments by December 31, 2006. As of September 30, 2006, the remaining restructuring accrual is $117,000.

As of September 30, 2006, the remaining restructuring accruals are composed of the following (in thousands):

	Employee Severance	Lease Terminations	Total
December 31, 2004	$516	$989	$1,505
2005 Additions	1,484	—	1,484
2005 Payments/Adjustments	(1,511)	(814)	(2,325)
December 31, 2005	$489	$175	$664
2006 Additions	6	—	6
2006 Payments/Adjustments	(416)	(137)	(553)
September 30, 2006	$79	$38	$117

6. Segment Information

The Company operates in two reportable segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide. The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and nine months ended September 30, 2006 and 2005.

Segment financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Institutional Services	$135,182	$117,138	$390,847	$354,426
Active Trader Services	21,488	17,060	60,418	52,422

Total	$156,670	$134,198	$451,265	$406,848

Income (loss) from operations:
Institutional Services	$52,670	$46,245	$147,876	$135,944
Active Trader Services	6,596	4,235	16,594	12,559
Corporate and unallocated (1)	(19,353)	(13,563)	(57,295)	(40,274)

Total	$39,913	$36,917	$107,175	$108,229

	As of September 30, 2006	As of December 31, 2005
Identifiable assets by geographic area:
North America	$777,478	$726,321
Europe	310,655	259,676
Asia	18,257	10,923

Total	$1,106,390	$996,920

(1)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, stock-based compensation, costs associated with our data center consolidation initiative, and intangible asset amortization.

7. Earnings Per Share

The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.”

Stock options representing the right to acquire 4,704,925 shares of common stock during the three months ended September 30, 2006 and 4,620,492 shares of common stock during the nine months ended September 30, 2006 were outstanding but were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive. Stock options representing the right to acquire 1,700 shares of common stock during the three months ended September 30, 2005 and 1,903,500 shares of common stock during the nine months ended September 30, 2005 were outstanding but were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive. Additionally an aggregate of 122,184 deferred and restricted stock units were outstanding for the three months and nine months ended September 30, 2005 and were excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three months and nine months ended September 30, 2006 because all such units were dilutive. Below is a reconciliation of the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$26,810	$23,144	$68,581	$69,239

Denominator:
Weighted average shares used to compute basic EPS	92,812	93,196	93,260	93,186
Effect of dilutive securities:
Stock options	1,961	2,695	2,142	2,707
Deferred and restricted stock units	152	92	148	72
Weighted average shares used to compute diluted EPS	94,925	95,983	95,550	95,965
Basic EPS	$0.29	$0.25	$0.74	$0.74
Diluted EPS	$0.28	$0.24	$0.72	$0.72

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

9. Income Taxes

For the nine months ended September 30, 2006, the Company’s effective tax rate was 38.5% as compared to 38.0% for the nine months ended September 30, 2005. The estimated annual effective tax rate for the nine months ended September 30, 2006 was 39.1%, excluding the discrete tax benefit of $753,000 recorded in the third quarter of 2006 related to the reduction in accrual for uncertain tax positions of $532,000 that were no longer required as a result of the expiration of a statute of limitations and a provision to return adjustment in connection with the Company’s 2005 federal tax return of $221,000. The increase in the effective tax rate in relation to the federal statutory rate is principally attributable to stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and higher foreign income taxes. An incentive stock option does not ordinarily result in a tax benefit for the Company unless there is a disqualifying disposition of the underlying stock. In the third quarter of 2006, no deferred tax asset or benefit has been recognized by the Company for compensation expense recorded for incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of Interactive Managed Solutions and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive date of March 15, 2005.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

10. Intangible Assets

Intangible assets consist of the following:

		September 30, 2006			December 31, 2005
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.7 years	11,092	(10,810)	282	10,792	(10,792)	—
Computer software and technology	7.8 years	93,627	(55,001)	38,626	87,849	(50,624)	37,225
Customer lists	11.2 years	230,547	(111,616)	118,931	225,946	(97,529)	128,417
Service contracts	23.8 years	17,490	(3,269)	14,221	17,490	(2,771)	14,719
Trademarks	12.8 years	2,500	(560)	1,940	2,200	(405)	1,795

Total		$442,756	$(268,756)	$174,000	$431,777	$(249,621)	$182,156

Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/07	$25,100
For year ending 12/31/08	$25,021
For year ending 12/31/09	$25,021
For year ending 12/31/10	$25,010
For year ending 12/31/11	$18,436

11. Retirement Plans

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Plan”) for Pearson’s US employees. Certain of the Company’s US employees are eligible to participate in the Plan. Pension costs are actuarially determined. The Company funds pension costs attributable to these employees to the extent allowable under Internal Revenue Service regulations. In 2001, the Company froze the benefits associated with the Plan and no additional employees will become eligible for benefits. There was no gain or loss recorded as a result of the curtailment.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	122	125	366	374
Expected return on plan assets	(159)	(143)	(477)	(430)
Amortization of unrecognized prior service costs	1	1	3	3
Amortization of unrecognized loss	34	28	101	85

Net periodic benefit cost	$(2)	$11	$(7)	$32

In 2006, the Company expects to contribute $420,000 to fund its obligations under the Plan. As of September 30, 2006, the Company has not funded any of its 2006 obligations under the Plan.

12. Stockholder’s Equity

In the second quarter of 2006, the Company’s board of directors authorized the expansion of the Company’s existing 1,000,000 share buyback program, which was initially authorized by the board of directors in the second quarter of 2005, by up to 1,000,000 shares of the Company’s outstanding shares of common stock. In the third quarter of 2006, the Company repurchased 226,600 shares of outstanding common stock and completed the buyback under this program.

13. Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 2, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 shall be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 shall be applied to the reporting period ending December 31, 2006. The Company is currently evaluating the provisions of SFAS 158.

Considering the Effects of Prior Year Mistatements when Quantifying Mistatements in Current Year Financial Statements

On September 13, 2006, the SEC released Staff Accounting Bulletin, No.108, "Considering the Effects of Prior Year Mistatements when Quantifying Mistatements in Current Year Financial Statements" ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. The Company does not believe that the adoption of SAB 108 will have a material impact on its financial position.

14. Comprehensive Income

The components of accumulated other comprehensive income (loss) was as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Unrealized gain on securities (net of tax, $270 as of September 30, 2006 and $343 as of December 31, 2005)	$439	$546
Foreign currency translation adjustment	22,253	5,282
Minimum pension liability	(2,400)	(2,400)

Total accumulated other comprehensive income	$20,292	$3,428

The components of other comprehensive income (loss) was as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In thousands)
Net Income	$68,581	$69,239
Unrealized gain/(loss) on securities (net of tax, $(66) and $74 as of September 30, 2006 and 2005, respectively)	(107)	120
Foreign currency translation adjustment	16,971	(13,274)

Total other comprehensive income	$85,445	$56,085

The components of other comprehensive income (loss) was as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	(In thousands)
Net Income	$26,810	$23,144
Unrealized gain/(loss) on securities (net of tax, $(107) and $73 as of September 30, 2006 and 2005)	(174)	117
Foreign currency translation adjustment	1,001	(1,928)

Total other comprehensive income	$27,637	$21,333

15. Subsequent Events

On October 25, 2006, the Company’s board of directors declared a special dividend of $0.80 per common share. The dividend is payable on December 5, 2006 to stockholders of record on November 9, 2006.

On the same date, the Company’s board of directors authorized a new buyback program for the repurchase of up to 2,000,000 shares of common stock. Repurchases made under the new 2,000,000 share buyback program will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when Interactive Data might otherwise be precluded from doing so under insider trading laws. Interactive Data intends to use cash on hand to fund any purchases. The Company is not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2006 included herein in Item 1, and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers primarily use our offerings to support their portfolio management and valuation, research and analysis and trading activities. We market and license our services either by direct subscriptions or through third-party business alliances.

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

Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders, and individual investors. A key element of our strategy involves working closely with our largest customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customers’ needs, we believe we can develop enhancements to existing services or introduce new offerings which offer new or improved features, content or capabilities that appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers. Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in the third quarter of 2006, which is consistent with our experience during the past three years.

We continue to invest in organic growth initiatives and pursue strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Deliver High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of FT Interactive Data’s expertise in delivering evaluations for hard-to-value fixed income securities and international equity securities and providing hard-to-obtain information from emerging markets provides unique value to its customers. During 2006, FT Interactive Data broadened its securities coverage to provide access to independent valuations of new, complex derivative instruments such as credit default swaps, credit default swap index trades and bank loan prices. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new offerings to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, in mid-December 2005, we acquired Interactive Data Managed Solutions, which has enabled us to provide managed market data solutions used to build customized web-based applications for accessing and analyzing financial content. Our March 2006 acquisition of the assets of Quote.com and certain other related assets includes the Quote.com and RagingBull.com financial websites, which is enabling eSignal to build a growing revenue stream via online advertising across an expanded family of financial websites.

3.	Extend Our Reach Geographically. In 2005, 23.1% of our revenue was generated by customers outside of North America. In addition, such international revenue has been largely concentrated with customers based in the United Kingdom. Expanding our business in continental Europe continues to be an important element in our strategy. For example, our acquisition of Interactive Data Managed Solutions provides us with access to a broader international customer base concentrated primarily in continental Europe. During the first nine months of 2006, 26.9% of our revenue was generated by customers outside of North America.

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

Our business has historically generated a high level of recurring revenue and cash flow from operations. We typically invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and special dividends at levels and junctures as our board of directors believes appropriate. On June 1, 2005, our board of directors authorized a stock buyback program for the purchase of up to 1,000,000 shares of our common stock. On May 30, 2006, we announced that our board of directors authorized the expansion of the June 2005 buyback program by up to an additional 1,000,000 shares of our common stock. As of September 30, 2006, we repurchased a total of 2,000,000 shares of our common stock under both of these programs. On October 25, 2006, our Board of Directors authorized a new stock repurchase program for up to 2,000,000 shares of our common stock and declared a special dividend of $0.80 per share, payable on December 5, 2006 to stockholders of record on November 9, 2006.

Business and Market Trends

During the third quarter of 2006, we experienced market conditions that were generally consistent with those we experienced during 2005 and the first half of 2006. Modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2006 may increase modestly over 2005 levels, customers will remain focused on controlling spending for such services.

Institutional Services

We believe that the growth of our institutionally oriented businesses is dependent, in large part, on our ability to continue enhancing and expanding our offerings to meet the evolving needs of our institutional customers and redistribution business partners. We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely.

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

FT Interactive Data continues to enhance existing services and develop new offerings. FT Interactive Data also seeks to establish business alliances that position us to address changes in the financial markets, including recent and emerging regulatory requirements as well as increasing competitive pressures from other market data providers. For example, in October 2006, FT Interactive Data broadened its evaluated pricing services to include access to independent valuations of bank loan prices.

ComStock continues to expand its coverage of various market sources and exchanges worldwide, reduce the latency and improve the reliability of its real-time datafeed services, and add new features and offerings that will help its institutional clients address regulatory requirements and cost-effectively execute trading strategies. Interactive Data Managed Solutions continues to add new features and capabilities to its suite of managed market data solutions. For example, in October 2006, ComStock introduced PlusTick, a new service that will provide financial institutions with access to high-quality tick and trade data for global securities. In addition, ComStock is generating growing interest from institutions seeking to utilize its real-time service high-speed digital datafeed service, PlusFeed, to support their algorithmic and other automated trading applications.

CMS BondEdge continues to invest in product and business development activities designed to expand business with existing and prospective customers in the United States, Europe and Australia. For example, in June 2006, CMS BondEdge introduced a new fixed income analytical datafeed service, which enables customers to access various fixed income risk measures to support a variety of data warehousing and other specialized applications.

Active Trader Services

We believe that the growth of the eSignal business is dependent, in part, on eSignal’s ability to continue enhancing and expanding its offerings to meet the evolving needs of active traders worldwide. In addition, expansion of the eSignal business is also dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow.

eSignal continues to invest in adding new features to existing eSignal, FutureSource and Quote.com services, establishing relationships that can further expand its business with active traders worldwide, developing new offerings and building traffic to and advertising on its financial websites, FutureSource.com, Quote.com and RagingBull.com. We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s family of financial websites. For example, in September 2006, eSignal launched the new Quote.com website with new content, features and capabilities, including a number of enhancements derived from eSignal's MarketCenter.com website, which now serves to redirect visitors to Quote.com.

RESULTS OF OPERATIONS – SELECTED FINANCIAL DATA

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except per share data)
REVENUE	$156,670	$134,198	16.7%	451,265	$406,848	10.9%
TOTAL COSTS AND EXPENSES	116,757	97,281	20.0%	344,090	298,619	15.2%

INCOME FROM OPERATIONS	39,913	36,917	8.1%	107,175	108,229	(1.0)%
NET INCOME	$26,810	$23,144	15.8%	$68,581	$69,239	(1.0)%
NET INCOME PER SHARE
Basic	$0.29	$0.25	16.0%	$0.74	$0.74
Diluted	$0.28	$0.24	16.7%	$0.72	$0.72
Cash dividends paid per common share	—	$0.80		—	$0.80
Net Cash Provided by Operating Activities				$115,453	$92,031	25.5%

Total revenue increased by $22,472,000, or 16.7%, to $156,670,000 in the third quarter of 2006. This increase is mainly due to the acquisition of the Interactive Data Managed Solutions and Quote.com businesses which contributed revenue of $14,377,000 in the third quarter of 2006 coupled with revenue growth at our FT Interactive Data and eSignal businesses. Foreign exchange had a favorable impact of $1,421,000 to revenue in the third quarter of 2006, mainly due to the weakness of the US dollar against the UK pound sterling in the third quarter of 2006.

Total revenue increased by $44,417,000, or 10.9%, to $451,265,000 in the first nine months of 2006. The increase is primarily due to the acquisition of the Interactive Data Managed Solutions and Quote.com businesses which contributed revenue of $38,076,000 in the first nine months of 2006 coupled mainly with revenue growth at our FT Interactive Data business. This increase is partially offset by $8,122,000 of revenue that was reversed and deferred in the fourth quarter of 2004 and subsequently recognized in the first quarter of 2005. The reversal and deferral was due to the fact that although, we were providing services to, and receiving payment from the customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. Foreign exchange had an unfavorable impact of $1,328,000 to revenue in the first nine months of 2006, mainly due to the strength of the US dollar against the UK pound sterling in the first nine months of 2006.

Income from operations increased by $2,996,000, or 8.1%, to $39,913,000 in the third quarter of 2006 due to the effect of revenue growth referred to above coupled with cost containment efforts across our organization. This increase in income from operations is partially offset by the inclusion of $3,028,000 of stock-based compensation expense in the third quarter of 2006 associated with the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments”, or SFAS 123(R), the impact of lower margin revenue associated with Interactive Data Managed Solutions business and increased investment in product development of new and enhanced service offerings.

Income from operations decreased by $1,054,000, or 1.0%, to $107,175,000 in the first nine months of 2006 due to the inclusion of $9,863,000 of stock-based compensation expense in the first nine months of 2006 associated with the adoption of SFAS 123(R), the impact of lower margin revenue associated with Interactive Data Managed Solutions business and increased investment in product development initiatives. Also contributing to the decrease in income from operations is an increase in depreciation and amortization associated with our acquisition of the Interactive Data Managed Solutions and Quote.com businesses. This decrease in income from operations is mostly offset by the revenue growth discussed above and the continued focus on controlling costs across our organization.

Net income increased by $3,666,000, or 15.8%, to $26,810,000 in the third quarter of 2006 due to the increase in income from operations discussed above coupled with a lower tax rate for the third quarter of 2006. This lower tax rate is related to a shift in geographic income to lower tax rate jurisdictions in addition to the reduction in accrual for uncertain tax positions that were no longer required as a result of the expiration of a statute of limitations.

Net income decreased by $658,000, or 1.0%, to $68,581,000 in the first nine months of 2006 mainly due to the decrease in income from operations discussed above.

We generated basic net income per share of $0.29 and diluted net income per share of $0.28 in the third quarter of 2006, compared with basic net income per share of $0.25 and diluted net income per share of $0.24 in the third quarter of 2005 due to higher net income.

We generated basic net income per share of $0.74 and diluted net income per share of $0.72 in the first nine months of 2006, compared with basic net income per share of $0.74 and diluted net income per share of $0.72 in the first nine months of 2005.

Net cash provided by operating activities increased by $23,422,000, or 25.5%, to $115,453,000 in the first nine months of 2006 mainly due to an increase in non-cash items, primarily stock-based compensation expense associated with the adoption of SFAS 123(R) coupled with an improvement in our working capital.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

	2006	2005	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$95,635	$89,978	6.3%
ComStock	18,893	19,015	(0.6)%
Interactive Data Managed Solutions	11,238	0
CMS BondEdge	8,050	8,145	(1.2)%
Foreign Exchange	1,366	0

Total Institutional Services	135,182	117,138	15.4%

Active Trader Services:
eSignal	18,294	17,060	7.2%
Quote.com	3,139	0
Foreign Exchange	55	0

Total Active Trader Services	21,488	17,060	26.0%

TOTAL REVENUE	$156,670	$134,198	16.7%

Institutional Services

Revenue within the Institutional Services segment increased by $18,044,000, or 15.4%, to $135,182,000 in the third quarter of 2006.

Revenue for the FT Interactive Data business increased by $5,657,000, or 6.3%, to $95,635,000 in the third quarter of 2006. The revenue increase for the FT Interactive Data business was attributed primarily to growth in both North America and Europe. FT Interactive Data’s North American business generated revenue growth of 5.7% due to continued demand for evaluated pricing and reference data services, increased new business with existing customers and lower levels of cancellations. The European business of FT Interactive Data increased revenue by 9.0% in the third quarter of 2006 primarily due to increased levels of new sales and lower levels of contract cancellations and renegotiations. Revenue in the third quarter of 2006 for the Asia Pacific business of FT Interactive Data was essentially flat with the third quarter of 2005.

Revenue for the ComStock business decreased by $122,000, or 0.6%, to $18,893,000 in the third quarter of 2006 primarily due to the elimination of revenue associated with real-time services provided to Interactive Data Managed Solutions and Quote.com by ComStock after the respective acquisition dates of these businesses. Revenue associated with services provided to Interactive Data Managed Solutions and Quote.com by ComStock was $936,000 in the aggregate in the third quarter of 2005. This decrease in ComStock business revenue is partially offset by increased new business with institutional customers and the effect of lower cancellation levels.

The Interactive Data Managed Solutions business contributed revenue of $11,238,000 in the third quarter of 2006.

Revenue for the CMS BondEdge business decreased by $95,000 or 1.2%, to $8,050,000 in the third quarter of 2006 due to new sales being offset by higher levels of cancellations associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $4,428,000, or 26.0%, to $21,488,000 in the third quarter of 2006. The Quote.com business contributed revenue of $3,139,000 in the third quarter of 2006. The increase in revenue within the Active Trader Services segment also reflects a higher number of core eSignal direct subscription terminals, which grew by 5.9% to 48,671 in the third quarter of 2006.

Income (loss) from Operations

	2006	2005	% Change
	(In thousands)
Institutional Services	$52,350	$46,245	13.2%
Active Trader Services	6,608	4,235	56.0%
Corporate and unallocated	(19,353)	(13,563)	42.7%
Foreign Exchange	308	0

INCOME (LOSS) FROM OPERATIONS	$39,913	$36,917	8.1%

Institutional Services

Income from operations within the Institutional Services segment increased by $6,105,000, or 13.2%, to $52,350,000 in the third quarter of 2006. The acquisition of the Interactive Data Managed Solutions business contributed income from operations of $874,000 in the third quarter of 2006. The increase in income from operations is due to the effect of revenue growth primarily from our FT Interactive Data business discussed above and cost-containment efforts across the Institutional Services segment resulting mainly in lower communication, consulting and travel related-expenses. Also contributing to the increase are lower sales commissions paid to third parties in the third quarter of 2006. This decrease in sales commissions derives from the third party arrangement which existed prior to the acquisition of Interactive Data Managed Solutions whereby we paid third party sales commissions to Interactive Data Managed Solutions in connection with its distribution of ComStock services. This increase in income from operations is partially offset by increased investment in product development initiatives and higher personnel costs associated with higher staffing levels and annual compensation increases.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $2,373,000, or 56.0%, to $6,608,000 in the third quarter of 2006. The acquisition of Quote.com contributed income from operations of $1,738,000 in the third quarter of 2006. Also contributing to this increase is revenue growth in the core eSignal business as discussed above, partially offset by higher personnel costs mainly associated with annual compensation increases.

Corporate and Unallocated

Corporate and unallocated loss from operations increased by $5,790,000, or 42.7%, to $19,353,000 in the third quarter of 2006, principally due to the inclusion of $3,028,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Also contributing to this increase was higher amortization expense in the third quarter of 2006 associated with our acquisition of the Interactive Data Managed Solutions and Quote.com businesses. This increase in loss from operations is coupled with higher compensation-related costs, higher accounting services expense and increased premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

	2006	2005	% change
	(In thousands)
Institutional Services:
FT Interactive Data	$280,186	$263,740	6.2%
ComStock	56,652	66,473	(14.8)%
Interactive Data Managed Solutions	31,058	0
CMS BondEdge	24,217	24,213	0.0%
Foreign Exchange	(1,266)	0

Total Institutional Services	390,847	354,426	10.3%

Active Trader Services:
eSignal	53,462	52,422	2.0%
Quote.com	7,018	0
Foreign Exchange	(62)	0

Total Active Trader Services	60,418	52,422	15.3%

TOTAL REVENUE	$451,265	$406,848	10.9%

Institutional Services

Revenue within the Institutional Services segment increased by $36,421,000, or 10.3%, to $390,847,000 in the first nine months of 2006.

Revenue for the FT Interactive Data business increased by $16,446,000, or 6.2%, to $280,186,000 in the first nine months of 2006. The revenue increase for the FT Interactive Data business was attributed primarily to growth in both North America and Europe. FT Interactive Data North America generated revenue growth of 6.3% due to continued demand for evaluated pricing and reference data services, lower levels of cancellations and increased levels of usage-related revenue. The European business of FT Interactive Data increased revenue by 6.5% in the first nine months of 2006 due to an increased level of new sales, lower levels of contract cancellations and renegotiations, and the effect of annual price increases. Revenue for the Asia Pacific business of FT Interactive Data increased 1.9% in the first nine months of 2006 mainly due to revenue growth in Australia.

Revenue for the ComStock business decreased by $9,821,000, or 14.8%, to $56,652,000 in the first nine months of 2006 primarily due to the recognition in the first nine months of 2005 of $8,122,000 of revenue as previously described coupled with the elimination of revenue associated with real-time services provided to Interactive Data Managed Solutions and Quote.com by ComStock after the respective acquisition dates. Revenue associated with services provided to Interactive Data Managed Solutions and Quote.com by ComStock was $2,663,000 in the aggregate for the first nine months of 2005. This decrease in ComStock business revenue is partially offset by increased new business with institutional customers and the effect of lower cancellation levels.

The Interactive Data Managed Solutions business contributed revenue of $31,058,000 in the first nine months of 2006.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $7,996,000, or 15.3%, to $60,418,000 in the first nine months of 2006. The Quote.com business contributed revenue of $7,018,000 in the first nine months of 2006. The increase in revenue also reflects a higher number of core eSignal direct subscription terminals, which grew by 5.9% to 48,671 in the third quarter of 2006. This increase in revenue was partially offset by the deferral of revenue in the second quarter of 2006 associated with sales of software in multiple element arrangements which will be recognized ratably over the term of the associated customer contracts.

Income (loss) from Operations

	2006	2005	% Change
	(In thousands)
Institutional Services	$148,165	$135,944	9.0%
Active Trader Services	16,590	12,559	32.1%
Corporate and unallocated	(57,295)	(40,274)	42.3%
Foreign Exchange	(285)	0

INCOME (LOSS) FROM OPERATIONS	$107,175	$108,229	(1.0)%

Institutional Services

Income from operations within the Institutional Services segment increased by $12,221,000, or 9.0%, to $148,165,000 in the first nine months of 2006. The acquisition of the Interactive Data Managed Solutions business contributed income from operations of $517,000 in the first nine months of 2006. The increase in income from operations is primarily due to the effect of revenue growth from our FT Interactive Data business discussed above coupled with cost-containment efforts resulting mainly in lower communication and consulting expenses. Also contributing to this increase are lower commissions paid to third parties in the first nine months of 2006 associated with providing real-time services to Interactive Data Managed Solutions prior to the acquisition date. This increase in income from operations is partially offset by increased product development spending related to the development of new and enhanced service offerings and higher personnel costs associated with higher staffing levels and annual compensation increases.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $4,031,000, or 32.1%, to $16,590,000 in the first nine months of 2006. The acquisition of Quote.com contributed income from operations of $3,502,000 in the first nine months of 2006. Also contributing to this increase is revenue growth in the core eSignal business discussed above coupled with lower bad debt expense reserve requirements partially offset by higher personnel costs associated with annual compensation increases.

Corporate and Unallocated

Corporate and unallocated loss from operations increased by $17,021,000, or 42.3%, to $57,295,000 in the first nine months of 2006, principally due to the inclusion of $9,863,000 of stock-based compensation expense associated with the adoption of SFAS 123(R). Also contributing to this increase was higher amortization expense in the first nine months of 2006 associated with our acquisition of Interactive Data Managed Solutions and Quote.com businesses. This increase is coupled with higher accounting and legal services related expenses, higher premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts and an increase in compensation related costs in the first nine months of 2006.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income by the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the nine months ended September 30, 2006, our effective tax rate was 38.5% as compared to 38.0% for the nine months ended September 30, 2005. The increase in the effective tax rate was primarily attributable to non-deductible stock-based compensation expenses for incentive stock options under SFAS 123(R) and higher foreign taxes. An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the underlying stock. In the third quarter of 2006, no deferred tax asset or benefit has been recognized by the Company for compensation cost associated with incentive stock options. In addition, the Company’s higher foreign taxes resulted from the acquisition of Interactive Data Managed Solutions and the July 20, 2005 enactment of the UK Finance Bill which had a retroactive date of March 15, 2005. Offsetting this increase, in the third quarter of 2006 a discrete tax benefit of $753,000 was recorded related to the reduction in accrual for uncertain tax positions of $532,000 that were no longer required as a result of the expiration of a statute of limitations and a provision to return adjustment in connection with the Company’s 2005 federal tax return of $221,000.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized. The Company is currently evaluating the impact of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” whose adoption is required for fiscal years beginning after December 15, 2006.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities. We also use cash to fund working capital requirements and acquisitions and to support business growth initiatives. We continue to generate cash from operations and believe we remain in a strong financial position, with resources available for reinvestment in existing businesses and strategic acquisitions.

The following table summarizes our cash flow activities for the periods indicated:

	Nine months Ended September 30,
	2006	2005
Cash flow provided by (used in):
Operating activities	$115,453	$92,031
Investing activities	(85,402)	(65,219)
Financing activities	(16,253)	(83,835)
Effect of exchange rates on cash balances	3,649	(3,525)
Increase/decrease in cash and cash equivalents	$17,447	$(60,548)

On October 25, 2006, the Company’s board of directors declared a special dividend of $0.80 per common share. The dividend is payable on December 5, 2006 to stockholders of record on November 9, 2006.

On the same date, the Company’s board of directors authorized a new buyback program for the repurchase of up to 2,000,000 shares of common stock. Repurchases made under the new 2,000,000 share buyback program will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when Interactive Data might otherwise be precluded from doing so under insider trading laws. Interactive Data intends to use cash on hand to fund any purchases. The Company is not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended or discontinued at any time.

Operating Activities

Cash provided by operating activities increased by $23,422,000, or 25.5%, to $115,453,000 in the first nine months of 2006. The increase in cash provided by operating activities was due to an increase in non-cash items, primarily stock-based compensation expense in the first nine months of 2006 associated with the adoption of SFAS 123(R). Also contributing to this increase was an improvement in our working capital of $14,932,000 driven by timing of tax payments in the first nine months of 2006 as compared with the first nine months of 2005, and the reclassification of a tax benefits related to option exercises associated with the adoption of SFAS 123(R) in 2006.

Investing Activities

Capital expenditures increased by $9,123,000 or 54.9% to $25,728,000 in the first nine months of 2006. This increase in capital expenditures was due mainly to higher capital spending in the first nine months of 2006 associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts and the planned relocation of ComStock’s Harrison, New York facility. The increase is also due to the development of internal use software associated with our data center consolidation and product development initiatives.

For 2006, capital expenditures are now expected to be at the low end of our original guidance that ranged from $40,000,000 to $43,000,000. This includes capital expenditures of approximately $10,000,000 to $12,000,000 associated with the facility activities discussed above. We expect that approximately 50% of the capital expenditures associated with these facility activities will be reimbursed by the landlords of these facilities by early 2007.

As part of our efforts to improve the rate of return on invested cash, we increased the principal amount of our invested cash. In the first nine months of 2006, we purchased $120,573,000 and sold $94,143,000 of municipal bonds with maturities greater than 90 days but less than one year. We engage third-party investment advisers to advise us in connection with our investments.

In the first nine months of 2006, we increased our ownership of Interactive Data Managed Solutions from 95.1% to 100.0% for $2,914,000 in cash. On March 6, 2006, we acquired the assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded these acquisitions from our existing cash resources.

Financing Activities

In the first nine months of 2006, we utilized $29,857,000 to repurchase 1,448,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first nine months of 2006, we received $12,240,000 from the exercise of options to purchase 813,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 204,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In the first nine months of 2005, we utilized $24,632,000 to repurchase 1,155,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first nine months of 2005, we received $15,286,000 from the exercise of options to purchase 1,087,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 172,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for the foreseeable future. We currently have no long-term debt.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 2, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, or FSP 13-1. FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, or EITF 06-3. EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 shall be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Considering the Effects of Prior Year Mistatements when Quantifying Mistatements in Current Year Financial Statements

On September 13, 2006, the SEC released Staff Accounting Bulletin, No.108, ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. The Company does not believe that the adoption of SAB 108 will have a material impact on its financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 shall be applied to the reporting period ending December 31, 2006. The Company is currently evaluating the provisions of SFAS 158.

Information Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. The forward-looking statements include any of our statements regarding our goals, beliefs, estimates, strategies, objectives, plans (including product and service developments), future financial conditions, results of operations, cash flows or projections or current expectations, including those appearing under “Business and Market Trends”. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of financial market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost containment pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic alliances or acquisitions on favorable terms, if at all; (x) our ability to develop new and enhanced service offerings and our ability to market and sell those new and enhanced offerings successfully to new and existing customers; (xi) our ability to derive the anticipated benefits from our strategic alliances or acquisitions in the desired time frame, if at all; (xii) potential regulatory investigations of us or our customers relating to our services; (xiii) the regulatory requirements applicable to our business, including our FT Interactive Data Corporation subsidiary, which is a registered investment adviser; (xiv) our ability to attract and retain key personnel; and (xv) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the UK pound sterling and the Euro to US dollar exchange rate due to the significant size of our operations in Europe. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on the Company.

Total revenue for the three and nine months ended September 30, and long lived assets as of September 30, 2006 and December 31, 2005 by geographic region outside the United States, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
North America	$372	$332	$1,056	$1,045
Europe	39,911	26,145	112,328	88,137
Asia	3,125	3,069	8,990	8,794

Total	$43,408	$29,546	$122,374	$97,976

	As of September 30, 2006	As of December 31, 2005
Long-Lived Assets
North America	$1,035	$1,035
Europe	196,956	173,629
Asia	4,480	4,504

Total	$202,471	$179,168

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of September 30, 2006. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors appears in under Item 1A “Risk Factors” and in Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 — July 31, 2006	226,600	$20.53	226,600	—
August 1, 2006 – August 31, 2006	—	—	—	—
September 1, 2006 – September 30, 2006	—	—	—	—
Total	226,600	$20.53	226,600	—

(1)	On May 30, 2006, we announced in a press release that our board of directors had authorized the expansion of our existing 1,000,000 share stock buyback program, which was authorized by our board of directors on June 1, 2005, by 1,000,000 shares. In the third quarter of 2006, the Company repurchased 226,600 shares of outstanding common stock and completed the buyback under this program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We have used, and expect to continue to use, cash on hand to fund repurchases under the program.
(2)	No shares have been purchased in the third quarter of 2006 other than through our publicly announced stock repurchase program.

On October 25, 2006, the Company’s board of directors authorized a new buyback program for the repurchase of up to 2,000,000 shares of common stock. Repurchases made under the new 2,000,000 share buyback program will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when Interactive Data might otherwise be precluded from doing so under insider trading laws. Interactive Data intends to use cash on hand to fund any purchases. The Company is not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended or discontinued at any time.

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

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 6, 2006	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: November 6, 2006	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer