Form 10-K
period 2006-12-31
INTERACTIVE DATA CORP/MA/
filed 2007-02-28
CIK 888165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-31555

Interactive Data Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668779
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

32 Crosby Drive

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $705,183,308.90.

As of February 14, 2007, the registrant had 93,449,662 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007.

i

PART I

Item 1. Business

OVERVIEW

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, sales and marketing, and client service activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two business segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients:

Interactive Data Pricing and Reference Data (formerly FT Interactive Data). Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with historical, intraday and end-of-day pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world. This business accounted for $377.9 million, or 61.7%, of our revenue in 2006.

Interactive Data Real-Time Services (formerly ComStock). Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also offers customized financial information portals and terminals. We acquired this capability as a result of the December 2005 acquisition of IS.Teledata AG, which we subsequently renamed Interactive Data Managed Solutions. Interactive Data Real-Time Services accounted for $120.1 million, or 19.6%, of our revenue in 2006. The real-time datafeed business (formerly ComStock) accounted for $76.4 million, or 63.6%, of our Real-Time Services revenue in 2006 and 12.5% of our total revenue in 2006. Interactive Data Managed Solutions accounted for $43.7 million, or 36.4%, of our Real-Time Services revenue in 2006, and 7.1% of our total revenue in 2006.

Interactive Data Fixed Income Analytics (formerly CMS BondEdge). Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics. This business accounted for $32.5 million, or 5.3%, of our revenue in 2006.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. The Active Trader Services segment is comprised of one business:

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets in the United States as well as a number of international markets. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. This business accounted for $82.0 million, or 13.4%, of our revenue in 2006.

On March 6, 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets, which are now managed as part of the eSignal business, include subscription-based active trader services, QCharts® and LiveCharts®, and financial websites, Quote.com® and RagingBull.com. We are integrating these assets into our eSignal business. We funded this acquisition from existing cash resources. Quote.com accounted for $10.0 million, or 12.2% of eSignal’s revenue in 2006, and 1.6% of our total revenue in 2006.

For revenue, income from operations and identifiable assets and the relevant percentages for each of our segments, and revenue and long-lived assets by geographic region, please refer to Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Forward-looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaims any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

A number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.

Corporate History

On February 29, 2000, the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation) which included the eSignal and CMS BondEdge (now known as Interactive Data Fixed Income Analytics) businesses were merged with the historical and end-of-day pricing, evaluations and information business then known as Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), an entity which has been in the financial data business for 38 years and at the time of the merger was 100% indirectly owned by Pearson plc. Principally as a result of this merger, Pearson plc indirectly owns approximately 62% of our issued and outstanding common stock. Interactive Data Corporation (formerly known as Data Broadcasting Corporation) was incorporated in 1992 under the laws of the State of Delaware.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed six acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments:

•	In 2002, we acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service business.

•

In 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-US assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock.

•	In 2003, we acquired the real-time datafeed customer base of HyperFeed Technologies, Inc., a provider of enterprise-wide real-time data processing and transaction technology software and services.

•	In 2004, we acquired the net assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data.

•

In December 2005, we acquired 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of customized financial information portals and terminals. In 2006, we subsequently acquired an additional 4.9% of IS.Teledata shares from minority shareholders, increasing our total ownership in IS.Teledata to 100.0%. As discussed above, the IS.Teledata business was subsequently renamed Interactive Data Managed Solutions.

•

In March 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets include subscription-based services for active traders, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com.

Industry Background

The financial services industry utilizes a broad range of financial market data and analytics to assist in valuing and transacting securities, to facilitate investment decision making, and to address various regulatory requirements. Such financial market data and analytics include real-time and historic pricing and evaluation information, and reference data such as dividend, corporate actions and key descriptive information about securities, other related business or financial content, as well as access to sophisticated decision-support tools that analyze this content.

It is costly and complex for financial institutions, information media companies and others to directly obtain, aggregate, store, evaluate and distribute financial market data from the securities exchanges and other financial markets worldwide. In addition, financial institutions and other organizations using financial market data typically strive to consistently obtain their content in a timely manner without sacrificing quality or security. Further, financial institutions often seek to seamlessly integrate financial content from third parties into analytical tools used for investment research as well as into the systems used in their operational workflow to help address their customer service and support, sales and marketing, regulatory compliance and other business challenges. In addition, active traders, individual investors and investment community professionals seek real-time information and related tools to assist them in formulating, validating and executing their trading strategies.

Extensive expertise and technical know-how about the financial market data industry are required to effectively obtain, aggregate, store, evaluate and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and know-how is highly specialized and diverse, as are the underlying technical infrastructure and related systems for delivering such content and analytics to customers.

For these reasons, financial institutions and other organizations work with financial market data vendors like us that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent, and timely manner. In addition, financial market data vendors like us invest significant resources to identify and minimize source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like us produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income securities, that trade infrequently, if at all, in the secondary market. In addition, customers often invest in applications that aggregate content from third-parties together with internal information to support their client service, sales and marketing and operations activities. Moreover, to make timely investment decisions, many customers access sophisticated analytics like ours, or they utilize financial information portals and terminals that seamlessly integrate financial content from an extensive range of market sources as well as provide access to advanced analytical tools.

Services and Customers

We offer our services to financial institutions, active traders and individual investors. Our businesses address the financial market data and analytics needs of these customers by providing time-sensitive information regarding a broad spectrum of securities commodities and derivative instruments as well as access to sophisticated decision-support tools. We target our customers through the businesses within our Institutional Services and Active Trader segments.

Institutional Services

Our Interactive Data Pricing and Reference Data, Real-Time Services and Fixed Income Analytics businesses primarily focus on serving the informational needs of financial institutions. We have historically achieved high retention rates within our Institutional Services segment.

Interactive Data Pricing and Reference Data

Our Pricing and Reference Data business provides financial institutions with information on an extensive range of securities, commodities, and derivative instruments that are traded around the world. Interactive Data Pricing and Reference Data’s information includes historical, intraday and end-of-day pricing, evaluations, and related reference data.

We define reference data to encompass a broad range of relevant corporate actions and income-related information, identification and settlement data, and key terms and conditions for a wide range of securities. Examples of reference data include:

•	Corporate actions and income-related information such as capitalization changes, dividends, earnings and shares outstanding information, reorganization announcements and credit ratings as applicable;

•

Identification and settlement data such as name, ticker symbol, CUSIP®, SEDOL® and ISIN codes, relevant currency, payment frequency, coupon rate, maturity date, dated date, settlement date, first payment date and accrual method; and

•

Key terms and conditions for a wide range of fixed income securities such as call, put and sinking fund terms, call announcement, conversion details, interest payment, original issue discount, and reorganization data, as applicable.

As of the end of 2006, this business supplied data directly to over 4,000 institutional customer accounts. A single financial institution may have more than one account. In addition, this business provides services to a growing number of redistributors and outsourcing organizations such as custodian banks, service bureaus, prime brokers, financial software and systems companies, and information media firms. These redistributors and outsourcing organizations sublicense or redistribute data typically to medium and small institutions, and individual investors.

In addition to information concerning listed securities, Interactive Data Pricing and Reference Data provides evaluations for hard-to-value, unlisted fixed income securities through its evaluated pricing services as well as hard-to-obtain information relating to securities from emerging markets. Through our evaluated pricing services, this business provides evaluations for more than 2.6 million fixed income securities, including securities issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance securities and foreign securities issued in markets outside of North America such as convertible bonds, debentures, Eurobonds, and sovereign and corporate bonds. Interactive Data Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information Service through which we provide evaluations for certain international equity securities. The Fair Value Information Service is designed to provide customers with various information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation. This business also offers customers access to related analytic tools and its extensive database of historical pricing and related reference data content.

Interactive Data Pricing and Reference Data continues to refine and enhance its proprietary methodologies for evaluating infrequently traded fixed income securities by combining sophisticated modeling techniques, information from market sources and teams of skilled evaluators who take account of market conditions and specific price-impacting events. These evaluations represent our good faith opinion of the price a buyer in the marketplace would pay for a given fixed income security (typically in an institutional round lot position) in a current sale.

We believe that the combination of Interactive Data Pricing and Reference Data’s listed pricing information and evaluated pricing services help mutual funds, pension funds and money managers value their holdings. For example, each US mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data from this business as an important part of their own daily valuation determinations.

Financial institutions also utilize Interactive Data Pricing and Reference Data’s content to support an array of other applications. For example, reference data provided by this business is used by financial services firms to settle purchases and sales of securities, and prepare reports and account statements internally and for clients. In addition, financial institutions utilize Interactive Data Pricing and Reference Data’s securities information as they perform activities required to meet various regulatory requirements. Historical, end-of-day and intraday data from this business is also used by customers to research investment decisions.

Interactive Data Pricing and Reference Data has developed proprietary methods for receiving and packaging source data. In addition, when possible, teams of professionals work to enhance the quality and completeness of the data before it is delivered to customers. Interactive Data Pricing and Reference Data’s customers receive a majority of their data through computer-to-computer links and Internet-based applications. This business also works closely with redistributors who typically use their own delivery systems or serve as an interface between their clients’ and Interactive Data Pricing and Reference Data’s delivery systems to redistribute and/or process the data provided by this business. Interactive Data Pricing and Reference Data designs its datafeeds to be compatible with third-party software applications and standard industry protocols to allow institutional customers to integrate these datafeeds into their infrastructures.

Interactive Data Pricing and Reference Data actively seeks to enhance its existing services and develop new offerings by establishing business alliances, automating key data collection and evaluation processes, expanding its data coverage, particularly in the area of hard-to-value securities, increasing the delivery frequency of its services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges. We believe that the importance of Interactive Data Pricing and Reference Data’s services will continue to increase as financial instruments become more numerous and complex, if regulatory requirements expand and as the financial services industry moves toward faster and more automated settlement processing.

Interactive Data Real-Time Services

Our Real-Time Services business provides financial institutions, information media companies, including financial websites, other online content providers, and redistributors with real-time and delayed information covering an extensive range of securities traded worldwide. As of the end of 2006, Interactive Data Real-Time Services had approximately 2,700 direct customer accounts. A single financial institution or information media company may have more than one direct account.

Interactive Data Real-Time Services provides PlusFeedSM, a real-time, low latency global financial market datafeed service that consolidates real-time and/or delayed data from an extensive range of stock exchanges, electronic communications networks (ECNs), and other sources worldwide. PlusFeed has broad coverage of the US securities markets, as well as extensive international coverage in Europe, Asia Pacific, South America and Africa. The real-time data includes coverage of equities (including market depth), commodities and options, mutual funds and money markets, fixed income instruments, foreign exchange rates, and US and international news coverage from a range of sources. In addition to this content, PlusFeed offers comprehensive related information including global fundamental data, corporate actions records, historical data, and analytics capabilities. Interactive Data Real-Time Services offers a variety of delivery methods for PlusFeed, including leased line, satellite and virtual private network. In 2006, this business introduced PlusTickSM, a service that provides financial institutions with access to high-quality tick and trade data for global securities. PlusTick can be used by clients to assist in their compliance with "best trade execution" and other government mandates, and back-test and help analyze algorithmic trading applications designed to improve investment performance.

As a result of the December 2005 acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions, our Real-Time Services business also markets customized financial information portals and terminals, which can be hosted on the Interactive Data Managed Solutions technical infrastructure. Interactive Data Managed Solutions offerings aggregate content that may be sourced from both the customer and from a number of information providers including Interactive Data’s businesses, and then tailor the visual display of this content to the needs of its clients.

Interactive Data Managed Solutions’ offerings consist of financial market data, access to decision-support tools, and hosting services. These offerings utilize a flexible web services architecture designed to meet the needs of financial services users, from consumer portals to the front-office, middle-office and back-office professionals within financial institutions. Such offerings are designed to allow the integration of proprietary and third-party data and to meet the robust performance requirements of the financial services industry.

As part of its plans to enhance its services, Interactive Data Real-Time Services seeks to expand its market coverage by adding new stock exchanges, financial markets and news sources. In addition, this business plans to continue enhancing its delivery network to accommodate significant increases in the volume of financial market data, reduce the latency (the time it takes for information to be received from a stock exchange and redistributed to a client) and improve the reliability of its datafeeds, and to add new features and offerings that will help its institutional clients address regulatory requirements and cost-effectively execute their trading strategies. This business also plans to enhance its suite of managed market data solutions by developing new web-based tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of derivative instruments, options, futures and investment funds, and by creating new statistical tools to enable customers to better track the performance of their investments.

Interactive Data Fixed Income Analytics

Interactive Data Fixed Income Analytics markets BondEdge®, a service used by financial institutions to manage risks and understand the performance of diversified fixed income portfolios. This business also markets a fixed income datafeed service that provides a variety of risk measures independent of a dedicated software application. As of the end of 2006, approximately 450 direct institutional accounts based primarily in North America subscribed to BondEdge and other Interactive Data Fixed Income Analytics services. A single financial institution may have multiple accounts supporting different applications in various departments. The primary users of our services within these financial institutions are fixed income portfolio managers who invest in or sell fixed income securities, particularly those that require specialized modeling.

BondEdge enables clients to simulate various market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, and respond to reporting demands. BondEdge includes interest rate and credit risk management tools, access to an extensive global fixed income securities database as well as regulatory reporting and compliance tools. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages in order to reduce duplicate data entry and to facilitate improved accuracy and efficiency within an organization. Interactive Data Fixed Income Analytics customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge) and local area network/wide area network configurations (BondEdge ES). In addition, this business provides a service bureau offering, which is an outsourcing option whereby Interactive Data Fixed Income Analytics professionals run BondEdge on behalf of the customers and provide customers with certain fixed income portfolio analysis and risk management information. In addition, to meet the needs of large financial institutions who operate centralized data warehouses to support multiple departments and various applications throughout the institution, this business offers analytical risk measures via a datafeed service.

Interactive Data Fixed Income Analytics continues to invest in business development activities designed to expand business with existing and prospective customers in North America, Europe and Australia. In particular, this business plans to expand the features and functionality of BondEdge to address the needs of both taxable fixed income and municipal bond portfolio managers as well as market its fixed income analytical datafeed service to current and prospective customers in North America, Europe and Australia.

Active Trader Services

Our eSignal business services the needs of active traders, individual investors and investment community professionals.

eSignal

eSignal provides streaming, real-time financial market information and access to decision-support tools to active traders, individual investors and investment community professionals, and operates financial websites.

The financial data available to eSignal subscribers includes equities, options, derivative instrument data, single stock futures, indices, market depth from various exchanges including from the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, eSignal subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking and news and commentary. As of the end of 2006, this business had 61,725 direct subscription terminals, of which approximately 12,100 were Quote.com-related terminals which were acquired earlier in the year.

eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. These financial websites generate revenue through online advertising.

eSignal’s information is delivered via a sophisticated network infrastructure with an advanced Internet protocol multicast backbone and multiple, geographically dispersed computer server farms. eSignal services include its eSignal and FutureSource® line of workstations; its QCharts® and LiveCharts® family of market data platforms and related analytics; its wireless product, QuoTrek®; an advanced analytics package, Advanced GET®; streaming, real-time, web-based quotes and charting services, MarketCenter LIVE™; financial websites, FutureSource.com, Quote.com and RagingBull.com; and its seminar offering, eSignal Learning.

This business seeks to expand its portfolio of services and enhance its existing offerings by broadening the content offered across its services and websites, and adding new features and capabilities.

In 2004, this business finalized the phase out, which began in 2001, of its satellite broadcast-based services. Broadcast-based technology services declined significantly year-to-year, declining 81.5% from 2003 to 2004, 58.6% from 2002 to 2003, and 55.9% from 2001 to 2002, as customers migrated to alternative delivery sources, including eSignal’s Internet-based services.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new offerings which offer new or improved features, content or capabilities that appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of Interactive Data Pricing and Reference Data’s expertise in delivering evaluations for fixed income securities and international equity securities and providing hard-to-obtain information from emerging markets provides unique value to its customers. To further expand its business and deliver a wider range of value-added content, Interactive Data Pricing and Reference Data broadened its coverage in 2006 to include information about new, complex instruments such as credit default swaps, credit default swap indices and bank loans. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions enabled us to provide managed market data solutions that are used to build customized financial information systems and further complement our existing market data services. Our March 2006 acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to build a growing revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisition. In 2006, 27.3 % of our revenue was generated by customers outside of North America versus 23.1% and 20.8% in 2005 and 2004, respectively. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, will enhance our ability to further expand our business in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, during 2006, we completed a multi-year project that consolidated seven separate data centers and related facilities in the United States into two major data centers. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. We typically invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and dividends at levels and junctures as our Board of Directors believes appropriate.

Marketing

To support the sales efforts of our businesses, we implement a range of promotional activities such as public relations, direct mail, email, seminars, targeted trade shows and customer-oriented events, and advertising. When possible, our businesses coordinate sales, marketing and development activities to cost-effectively address the needs of mutual customers in a timely manner. We also work closely with redistributors to jointly market our services to current and prospective customers.

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

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

Each of the core Institutional Services offerings is marketed by sales and product support specialists within each respective business. During 2006, we continued to enhance joint selling efforts between businesses within the Institutional Services segment through various sales incentive programs. In addition, a number of our strategic customers are now supported by a major accounts group that is composed of senior relationship and customer support staff.

Our institutionally oriented sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2007, we intend to continue to work closely with our institutional customers to identify new sales opportunities and better leverage and coordinate selling efforts across our organization. As discussed above, as part of this effort, in February 2007, we implemented a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients. These activities included renaming our three institutional businesses.

Active Trader Services

Each of the core Active Trader Services offerings, including online advertising on our financial websites, is marketed by sales and product support specialists within eSignal. These offerings are supported by eSignal through the conventional promotional campaigns discussed above as well as through third-party developer relationships which market eSignal’s Internet-delivered services to their customers. eSignal also invites third-party software developers to write trading system software that is compatible with eSignal’s systems and asks trading educators to consider use of eSignal services in their seminars. In addition to direct sales, distribution channel partners have been an important source of new subscribers in recent years.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our business segments. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our timely and reliable delivery and the quality and breadth of coverage associated with our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data offerings to meet the current and evolving needs of our customers;

•

Our expertise and experience in each of our core businesses, which further enhances our ability to deliver market data and analytic services using a variety of delivery platforms and technologies, and easily and cost-effectively integrate this content into the operational workflow of our customers;

•	Our ability to launch new services in response to the needs of our customers; and

•	The quality of our customer service and support.

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented Interactive Data Pricing and Reference Data, and Interactive Data Real-Time Services businesses are large global suppliers of financial and business news and financial market data, including Bloomberg, Reuters Group plc, Standard and Poor’s, Telekurs Financial, Thomson Financial and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse service-line offerings which allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services.

As a specialty service, Interactive Data Fixed Income Analytics competes against other financial services analytical software companies such as FactSet Research Systems Inc. as a result of its 2005 acquisition of Derivative Solutions Inc., The Yield Book, Inc., which is a wholly owned subsidiary of Citigroup Capital Markets, and Wilshire Associates Incorporated. Other challenges unique to this business include brokerage firms developing software solutions internally or with the assistance of outside consultants. We believe that additional competitive advantages possessed by Interactive Data Fixed Income Analytics include unbiased analytics (independent of a brokerage or asset management firm), advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, a datafeed service to support data warehouse applications, and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, eSignal competes against numerous competitors including CQG, Inc., DTN Market Access, Inc. and Lehman Brothers via its 2006 acquisition of Townsend Analytics, Thomson Financial, TradeStation, and others. eSignal’s financial websites compete directly and indirectly for advertisers, viewers and content providers against numerous competitors that aggregate financial, business and investment information, news and related content including general purpose consumer-oriented websites such as Google™, Yahoo!®, America Online®, and the Microsoft® Network; financial and business-oriented news services, newspapers, magazines, and television networks that operate related websites such as Reuters, Bloomberg Business News, The Wall Street Journal, Forbes and CNN; and specialized business, financial and investment websites such as TheStreet.com®, MarketWatch.com® and MotleyFool.com. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our Active Trader services include ease of use, compatibility with third-party software packages, and price.

Technology Infrastructure

Our global technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data and analytics to our customers. By design, our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. In our Real-Time Services and eSignal businesses, user connections are load balanced between our data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load.

During 2006, we completed a major project to streamline and upgrade our data collection and delivery infrastructure. This multi-year project involved enhancing the backup and resiliency for our North American businesses and consolidating seven separate data centers and related facilities in the United States into two major independent data centers located in Boxborough, Massachusetts, referred to as our East Coast data center, and Hayward, California, referred to as our West Coast data center. We continue to be focused on maintaining a global technical infrastructure that allows us to support our growing businesses and provide data and analytics using various delivery methods designed to meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have one patent and two patents pending. We have rights to approximately 50 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services. No single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our operations or financial results as a whole.

License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange and other similar financial markets, would materially disrupt our operations.

We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc, or Pearson. This license, which was renewed for a one-year term on March 7, 2006, automatically renews for subsequent one-year terms unless terminated. Although the license has not yet been terminated, we no longer actively use the “FT” brand as part of our institutional sales and marketing activities. We do not believe the cessation of our rights under this license would materially adversely affect our operations or financial results as a whole. Pearson indirectly owns approximately 62% of our outstanding common stock.

Geographic Areas

Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates, import and export controls, and other laws, policies and regulations of foreign governments. During the past three fiscal years, our revenue by geographic region was as follows:

(In thousands)	2006	2005	2004
Revenue:
United States	$445,351	$417,533	$383,713
United Kingdom	64,977	64,820	60,246
All other European countries	89,895	49,552	32,405
Asia Pacific	12,180	10,962	8,201

Total	$612,403	$542,867	$484,565

During the past two fiscal years, long-lived assets by geographic region are as follows:

United States	$577,947	$549,129
United Kingdom	134,025	119,213
All other European countries	71,364	54,416
Asia Pacific	4,678	4,504

Total	$788,014	$727,262

Employees

We had approximately 2,200 employees as of February 26, 2007. We believe that our relations with our employees are good.

Regulation

DBC Securities, Inc., one of our subsidiaries, was registered as a broker-dealer with the United States Securities and Exchange Commission, or SEC, and various state securities commissions and was also subject to regulation by the National Association of Securities Dealers, Inc., of which it was a member. In the fourth quarter of 2004, DBC Securities, Inc. filed a notice of withdrawal from registration as a broker-dealer and ceased doing business as of December 31, 2004. We dissolved this subsidiary in August 2005.

Interactive Data Pricing and Reference Data one of our subsidiaries, is registered with the SEC as an investment adviser and is subject to regulation under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

Internet Address, SEC Reports and NYSE Reports

We maintain a website with the address www.interactivedata.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the Internet at the SEC’s website at www.sec.gov. You may also read and copy this information at the SEC’s public reference facilities in Washington D.C. Please call the SEC at 1-800-SEC-0330 for information about these facilities. We also include on our website our code of business conduct and ethics, corporate governance guidelines and the charters for each of the audit, compensation and nominating and corporate governance committees of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.

We submitted our 2006 annual Section 12(a) CEO Certification to the New York Stock Exchange. The Certification was not qualified in any respect.

Executive Officers of the Registrant

Name	Age	Office Held with Company
Stuart J. Clark	59	President and Chief Executive Officer
Andrew J. Hajducky III	53	Executive Vice President, Chief Financial Officer and Treasurer
Andrea H. Loew	49	Executive Vice President, General Counsel and Corporate Secretary
John L. King	56	Chief Operating Officer
Raymond L. D’Arcy	54	President, Sales, Marketing and Institutional Business Development

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

Andrew J. Hajducky III joined Interactive Data as executive vice president, treasurer and chief financial officer in June 2006. In this role, Mr. Hajducky is responsible for overseeing Interactive Data’s financial operations, human resources, corporate information systems, corporate planning, purchasing and investor relations. Prior to joining Interactive Data, Mr. Hajducky was executive vice president, chief financial officer, treasurer and secretary for DirectoryM Inc., an online directory technology company, and before that, he was executive vice president, chief financial officer and treasurer at Centre Path Network, Inc. (formerly Giant Loop Network, Inc.). From 1995 through 2001, Mr. Hajducky served as executive vice president, chief financial officer and treasurer of CMGI, Inc. (NASDAQ: CMGI). Prior to CMGI, Mr. Hajducky was a partner at Ernst & Young LLP, where he established and grew the firm’s mergers and acquisitions practice in New England. His work experience also includes serving as chief financial officer of Mountain International Company/Accu-Tel, Inc. after starting his career as an auditor at Price Waterhouse LLP and Coopers & Lybrand LLP.

Andrea H. Loew has served as our general counsel and corporate secretary since February 29, 2000. In February 2007 she was appointed Executive Vice President. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation). Prior thereto, Ms. Loew was a partner in Eckert, Seamans, Cherin & Mellott, LLC and before that an associate at Choate, Hall & Stewart LLP.

John L. King has served as our chief operating officer since September 2005 and as chief operating officer of Interactive Data Pricing and Reference Data since April 1999. From 1997 to April 1999, Mr. King served as the managing director/president of Financial Times Group’s Extel Financial Ltd. business. Prior thereto, Mr. King served as vice president, IDSI services for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation).

Raymond L. D’Arcy has served as our president of sales, marketing and institutional business development since September 2005 and as president of sales, marketing and institutional business development of Interactive Data Pricing and Reference Data since March 6, 2006. He had served as president of data delivery products for Interactive Data Pricing and Reference Data from January 2001 until September 2005. From 1999 to 2001, Mr. D’Arcy served as senior vice president of global sales, marketing and customer support for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as Interactive Data Pricing and Reference Data’s regional sales director for Eastern North America for ten years.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Corporate History above.

We face intense competition. We operate in highly competitive markets in which we compete with other distributors of financial market data, analytics and related services. We expect competition to continue to be extreme. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand offerings and data content more effectively, use their financial resources to sustain aggressive pricing and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their services. Increased competition in the future could adversely affect our market share or margins and could have a material adverse effect on our business, financial condition or operating results.

A prolonged outage at one of our data centers could result in reduced revenue and the loss of customers. Our customers rely on us for the delivery of time-sensitive, up-to-date data and analytics. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. We maintain back-up facilities for each of our major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, we maintain insurance for such events. However, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. In addition, a loss of our services may induce our customers to seek alternative data suppliers. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

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

A decline in activity levels in the securities markets could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. Some of the financial market data demand is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event that the US or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity or adversely impacts the financial condition of our customers, our revenue could be materially adversely affected.

Consolidation of financial services within and across industries could lower demand for our services. As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. There are two types of consolidations: consolidations within an industry, such as banking, and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue.

The continuing impact of cost-cutting pressures across the financial services industry could reduce demand for our services. Many customers within the financial services industry are striving to reduce their operating costs. To achieve this goal, customers may seek to reduce their spending on financial market data services and related analytics. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings. We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately and accurately anticipate customers’ needs and technological trends, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be materially adversely impacted. In both cases our ability to generate revenue could suffer and our business and operating results could be materially adversely affected. We will need to successfully enhance or add to current services in order to effectively expand into new geographic areas. In addition, new services, data content and coverage that we may develop and introduce may not achieve market acceptance; lack of market acceptance would result in lower revenue.

Our continued growth depends, in part, on our ability to enter into strategic acquisitions or alliances on favorable terms. Our growth depends upon market growth, our ability to enhance our existing services, and our ability to introduce new services on a timely basis. A significant part of our growth strategy has been and continues to be growth through strategic acquisition and business alliances. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies, and personnel.

We may fail to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into. Strategic alliances have also been and continue to be important to expanding our customer base and enhancing the appeal of our offerings. We have established strategic business alliances with companies who redistribute our services to their customers or who provide us with additional content that we can redistribute to our customers. The success of any acquisition depends in part on our ability to integrate the acquired business or assets, including customers, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties and integration could take longer than anticipated. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing business. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, for example, supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure. The success of our strategic alliances depends in part on our ability to work collaboratively with these business partners to jointly market our services and content. We may not be able to effectively or efficiently deliver our services to these business partners or redistribute their content under financial terms that are mutually satisfactory, or achieve the desired benefits from these alliances.

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation. The securities laws and other regulations that govern certain of our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the US and foreign countries. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, could cause us to incur substantial costs and distract our management from our business. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit due to actual or alleged violations of one or more of their regulatory obligations, we could become subject to intense scrutiny. The intense scrutiny could involve an examination of whether the services we provided to the customer during the time period of the alleged violation were related to or had contributed in any manner to the commission of the alleged violation. We may be required to expend a significant amount of resources explaining and/or defending the services we provided. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers.

Certain of our subsidiaries are subject to complex regulations and licensing requirements. Our Interactive Data Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Interactive Data Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we might no longer be able to operate those portions of our business for which we have qualified as an investment adviser. Recently, the financial services industry, and in particular the mutual fund industry, has received negative publicity, which has led to increased legislation, regulation, review of industry practices and private litigation. As the regulatory obligations applicable to investment advisers increase, our compliance costs likewise increase. Similarly, our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. The financial services laws and other regulations that govern its activities are complex. If we were to lose this license, the subsidiary might no longer be able to operate those portions of our business in Australia that require the license to be held. In addition, in order to offer new financial services we could be required to extend the license authorizations, which is at the discretion of ASIC. The inability to provide one or more of our services would adversely impact our revenue and could have a material adverse effect on our business and results of operations.

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

Items 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Operating Unit/Segment	Square Feet	Current Annual Rental Rate	Expiration Date
Bedford, MA	Institutional and Corporate	103,716	$2,054,181	June 2016
Boston, MA	Institutional	11,910	$357,300	March 2010
Boxborough, MA	Corporate, Institutional and Active Trader	48,817	$280,698	September 2018
Channel Islands, UK	Institutional	2,301	$105,686	October 2011
Cheltenham, UK	Institutional	2,100	$39,143	October 2010
Chicago, IL	Institutional and Active Trader	6,307	$111,160	September 2011
Chicago, IL	Active Trader	3,840	$81,030	October 2007
Cologne, Germany	Institutional	17,132	$230,196	December 2008
Dublin, Ireland	Institutional	15,902	$329,629	February 2012
Frankfurt, Germany	Institutional	78,548	$2,236,728	December 2011
Hayward, CA	Active Trader	60,158	$1,317,327	June 2013
Hong Kong, PRC	Institutional	3,369	$39,000	June 2008
Houston, TX	Active Trader	2,486	$38,477	June 2007
Lombard, IL	Active Trader	9,356	$155,348	May 2011
London, UK	Institutional and Active Trader	65,000	$1,810,364	April 2010
Luxembourg	Institutional	3,369	$169,239	December 2010
Madrid, Spain	Institutional	2,063	$99,690	May 2009
Melbourne, Australia	Active Trader and Institutional	4,828	$94,000	November 2010
Milan, Italy	Institutional	2,798	$43,369	July 2012
New York, NY	Institutional	87,304	$2,126,857	May 2013
New York, NY	Institutional	27,386	$1,022,408	November 2009
New York, NY	Active Trader	2,958	$103,410	April 2007
Paris, France	Institutional	2,669	$180,058	December 2008
Parsippany, NJ	Corporate	2,584	$48,450	January 2012
Santa Monica, CA	Institutional	22,877	$696,376	November 2012
Singapore	Institutional	2,530	$115,000	October 2009
White Plains, NY	Institutional	46,000	$1,156,476	October 2019
Zurich, Switzerland	Institutional	2,239	$35,068	September 2007

We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations.

If we are unable to renew any of the leases that are due to expire in 2007, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3. Legal Proceedings

We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies and third party indemnifications.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

The following table sets forth, for the periods indicated, the intraday high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low
2005:
Quarter Ended March 31	$21.84	$20.00
Quarter Ended June 30	$22.46	$19.05
Quarter Ended September 30	$22.89	$20.60
Quarter Ended December 31	$23.43	$21.63

2006:
Quarter Ended March 31	$23.60	$21.99
Quarter Ended June 30	$23.46	$18.67
Quarter Ended September 30	$21.42	$18.32
Quarter Ended December 31	$24.48	$19.78

Performance Graph1,2

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Interactive Data Corporation, The NYSE Composite Index

And The Dow Jones US Financial Services Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Interactive Data Corporation	100.00	97.24	117.11	153.75	166.66	182.87
NYSE Composite	100.00	81.83	108.16	124.38	136.03	164.60
Dow Jones US Financial Services	100.00	81.29	111.68	127.61	138.30	176.69

(1) The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.

(2) The stock price performance shown on the graphs is not necessarily indicative of future price performance. Information used on the graphs was obtained from Research Data Group, Inc., San Francisco, California, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Stockholders

As of February 14, 2007, there were 93,449,662 outstanding shares of our common stock held by 1,127 holders of record.

Dividends

On May 31, 2005, our Board of Directors declared a special dividend of $0.80 per share of common stock, payable to stockholders of record as of June 15, 2005. The aggregate dividend of $74,489,000 was paid on July 7, 2005 from existing cash resources.

On October 25, 2006, our Board of Directors declared a special dividend of $0.80 per share of common stock, payable to stockholders of record as of November 9, 2006. The aggregate dividend of $74,581,000 was paid on December 5, 2006 from existing cash resources. We did not pay any dividends during 2004.

On February 16, 2007, the Company announced its Board of Directors authorized and declared a quarterly dividend of $0.125 per share of common stock payable on March 30, 2007 to stockholders of record on March 1, 2007. It is the Company’s intention to pay a regular quarterly dividend of $0.125 per share of common stock. The actual declaration of future quarterly dividends, and the establishment of record and payment dates is subject to final determination of the Board of Directors of the Company.

Issuer Purchases of Equity Securities

On May 30, 2006, we announced in a press release that our Board of Directors had authorized the expansion of our existing 1,000,000 share stock buyback program, which was authorized by our Board of Directors on June 1, 2005, by 1,000,000 shares of our common stock. In the third quarter of 2006, the Company completed the buyback under this program. On October 25, 2006, the Company’s Board of Directors authorized another buyback program for the repurchase of up to 2,000,000 shares of common stock. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion. As of December 31, 2006, there remained 1,948,000 shares available for purchase under our previously announced stock buyback program. In 2006, we purchased an aggregate of 1,500,000 shares of common stock at an average price of $20.74 per share. In 2005, we purchased an aggregate of 1,407,000 shares of common stock at an average price of $21.52 per share.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 — October 31, 2006	—	—	—	2,000,000 shares
November 1, 2006 — November 30, 2006	—	—	—	2,000,000 shares
December 1, 2006 — December 31, 2006	52,000 shares	$23.95	52,000 shares	1,948,000 shares
Total	52,000 shares	$23.95	52,000 shares

(1) No shares have been purchased by us other than through our publicly announced stock buyback program.

Item 6. Selected Financial Data

The following selected historical consolidated financial information for the years ended December 31, 2002 through 2006 has been derived from our consolidated financial statements. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004	2003	2002
Revenue	$612,403	$542,867	$484,565	$442,690	$375,015
Income from operations	144,565	144,140	125,869	115,349	98,232
Net income	93,362	93,864	80,271	72,201	60,733
Net income per common share
Basic	1.00	1.01	0.86	0.78	0.67
Diluted	0.98	0.98	0.84	0.76	0.65
Weighted average common shares
Basic	93,240	93,204	93,152	92,319	91,159
Diluted	95,600	95,989	95,525	94,450	93,730
Total assets	1,103,804	996,920	1,019,776	905,578	765,227
Stockholders’ equity	911,585	855,406	857,756	762,531	662,743
Cash dividends declared per common share	0.80	0.80	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included herein in Item 8. Amounts in the tables, including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis, and trading activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two business segments: Institutional Services and Active Trader Services.

Institutional Services

In the Institutional Services segment, we have the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients:

•

Interactive Data Pricing and Reference Data (formerly FT Interactive Data) provides historical, intraday and end-of-day pricing, evaluations, and reference data for an extensive range of financial instruments traded worldwide.

•	Interactive Data Real-Time Services (formerly ComStock) provides global real-time and delayed financial market information as well as customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics (formerly CMS BondEdge) provides sophisticated fixed income analytics.

On December 13, 2005, we acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. We subsequently renamed this business Interactive Data Managed Solutions and it is managed as part of the Interactive Data Real-Time Services business. Financial institutions utilize offerings from Interactive Data Managed Solutions to build and operate customized web-based financial information portals and terminals. This acquisition enables us to market a suite of offerings that complement our core portfolio of financial market data services, and broaden our presence in continental Europe. During 2006, we subsequently acquired the remaining 4.9% of this business from minority shareholders for an aggregate purchase price of $2,914,000, which increased the net price paid for IS.Teledata to $52,330,000. We funded this acquisition from existing cash resources.

Active Trader Services

In the Active Trader Services segment, we have one business, eSignal, which was supplemented by the September 2004 acquisition of the net assets of FutureSource, LLC and its subsidiaries, or FutureSource, and the March 2006 acquisition of the net assets of Quote.com and certain other related assets:

•	eSignal provides real-time financial market information and access to decision-support tools, and operates financial websites.

On September 1, 2004, we acquired the net assets of FutureSource, a privately held global provider of real-time futures and commodities data. This acquisition increased our ability to provide global coverage of real-time futures and commodities data. The price paid in cash for the assets was $18,347,000. We continue to integrate the FutureSource assets into our eSignal business. We funded this acquisition from existing cash resources.

On March 6, 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets are managed as part of the eSignal business and include subscription-based active trader services, QCharts and LiveCharts, and the financial websites, Quote.com and RagingBull.com. The price paid in cash for the assets was $30,000,000. We are now in the process of integrating these assets into our eSignal business. We funded this acquisition from existing cash resources.

Development of Business

Our results of operations for 2006 include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services (including Interactive Data Managed Solutions), Interactive Data Fixed Income Analytics, and eSignal (including FutureSource and nearly 10 months of Quote.com) businesses. Our results of operations for 2005 include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services (including 19 days of Interactive Data Managed Solutions), Interactive Data Fixed Income Analytics, and eSignal (including FutureSource) businesses. Our 2004 results of operations include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including four months of activities for FutureSource) businesses.

Business and Market Trends

In 2006, we experienced market conditions that were consistent with those we experienced during 2005 and 2004. Throughout this period, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2007 may again increase modestly over 2006 levels, customers will continue to remain focused on controlling spending on such services.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in 2006, consistent with our experience in 2005 and 2004.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely.

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks, and have benefited and expect to continue to benefit from both their growth and the outsourcing trend.

•

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

•

Regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the delivery of reliable real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their regulatory compliance obligations.

•

The trading of increasingly complex new financial instruments continues to proliferate. Determining the fair value of these instruments requires specialized expertise, and the firms trading these instruments seek to leverage the efficiencies third-party providers like us have developed to assist them in the valuation of these instruments.

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require real-time market data with minimal latency. As a result, market data volumes continue to grow significantly, thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity.

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. Interactive Data Pricing and Reference Data’s growth in 2006 was primarily driven by increased demand for evaluated pricing and reference data services, coupled with strong retention rates and higher usage rates. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of its customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

Interactive Data Real-Time Services continues to focus on expanding its real-time datafeed business with financial institutions, particularly those firms seeking to utilize low latency real-time data in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure.

Growth in our Interactive Data Fixed Income Analytics business in 2006 was largely offset by cancellations resulting from client consolidation activities. We continue to invest in business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers in the United States, Europe and Australia.

Active Trader Services

Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow.

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites.

RESULTS OF OPERATIONS—SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	% Change	2005	2004	% Change
REVENUE	$612,403	$542,867	12.8%	$542,867	$484,565	12.0%
TOTAL COSTS AND EXPENSES	467,838	398,727	17.3%	398,727	358,696	11.2%

INCOME FROM OPERATIONS	144,565	144,140	0.3%	144,140	125,869	14.5%
NET INCOME	$93,362	$93,864	(0.5%)	$93,864	$80,271	16.9%
NET INCOME PER SHARE
Basic	$1.00	$1.01	(1.0%)	$1.01	$0.86	17.4%
Diluted	$0.98	$0.98	—	$0.98	$0.84	16.7%
Cash dividends paid per common share	$0.80	$0.80	—	$0.80	—	—
Net Cash Provided by Operating Activities	$173,565	$129,582	33.9%	$129,582	$121,702	6.5%

Total revenue increased by $69,536,000, or 12.8%, to $612,403,000 in 2006. This increase is mainly due to the acquisitions of the Interactive Data Managed Solutions and Quote.com businesses which contributed revenue of $53,735,000 in 2006 compared with $1,957,000 of revenue from the Interactive Data Managed Solutions business in 2005. This is coupled with revenue growth at our Pricing and Reference Data Services business. The higher revenue is partially offset by $8,122,000 of revenue that was reversed and deferred in the fourth quarter of 2004 and subsequently recognized in the first quarter of 2005. The reversal and deferral was due to the fact that although we were providing services to, and receiving payment from a customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005, and the revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. Foreign exchange had a favorable impact of $1,361,000 on revenue in 2006, mainly due to the weakness of the US dollar against the UK pound sterling in 2006.

Total revenue increased by $58,302,000 or 12.0% to $542,867,000 in 2005. This increase is mainly due to revenue growth at our Pricing and Reference Data Services business coupled with revenue of $20,999,000 in 2005 from the acquisitions of FutureSource and Interactive Data Managed Solutions compared to four months of revenue in 2004 of $7,577,000 from the acquisition of FutureSource. Also contributing to the increase in revenue in 2005 is the recognition in the first quarter of 2005 of $8,122,000 of revenue in our Real-Time Services business that had been previously reversed and deferred in the fourth quarter of 2004 as described above. Foreign exchange had an unfavorable impact of $467,000 on revenue in 2005 mainly due to the strength of the US dollar against the UK pound sterling.

Income from operations increased by $425,000, or 0.3%, to $144,565,000 in 2006. The acquisition of the Interactive Data Managed Solutions and Quote.com businesses contributed an incremental $6,071,000 of income from operations in 2006. Also contributing to the increase in income from operations is the revenue growth discussed above, coupled with the continued focus on controlling costs across our organization. This increase in income from operations is mostly offset by the inclusion of $12,904,000 of stock-based compensation expense in 2006 associated with the adoption of SFAS 123(R). Income from operations as a percentage of total revenue was 23.6% in 2006 versus 26.6% in 2005 primarily due to the inclusion of $12,904,000 of stock-based compensation expense as discussed above as well as lower-margin revenue associated with the Managed Solutions business.

Income from operations increased by $18,271,000 or 14.5% to $144,140,000 in 2005. The acquisitions of FutureSource and Interactive Data Managed Solutions contributed an incremental $2,459,000 of income from operations in 2005. Also contributing to this increase in income from operations in 2005 is the revenue growth noted above, partially offset by higher costs in 2005 compared to 2004. The increased costs are mainly related to annual compensation increases, increased data acquisition costs, and higher commissions paid to third parties for distribution of data.

Net income decreased by $502,000, or 0.5%, to $93,362,000 in 2006 mainly due to an increase in the tax rate from 36.9% in 2005 to 38.1% in 2006, partially offset by the higher income from operations discussed above and an increase in interest income of $1,655,000 from higher average cash balances and higher interest rates.

Net income increased by $13,593,000 or 16.9% to $93,864,000 in 2005 mainly due to the increase in income from operations discussed above.

We generated basic net income per share of $1.00 and diluted net income per share of $0.98 in 2006, compared with basic net income per share of $1.01 and diluted net income per share of $0.98 in 2005.

We generated basic net income per share of $1.01 and diluted net income per share of $0.98 in 2005, compared with basic net income per share of $0.86 and diluted net income per share of $0.84 in 2004.

Net cash provided by operating activities increased by $43,983,000, or 33.9%, to $173,565,000 in 2006. The increase in net cash provided by operating activities was primarily due to an improvement in our working capital movements and higher non-cash items in 2006 as compared to 2005.

Net cash provided by operating activities increased by $7,880,000 or 6.5% to $129,582,000 in 2005 primarily due to an increase in net income discussed above, partially offset by a decline in our working capital.

2006 VERSUS 2005

Revenue

(In thousands)	2006	2005	% change
Institutional Services:
Pricing and Reference Data Services	$376,938	$352,958	6.8%
Real-Time Services*	119,700	87,668	36.5%
Fixed Income Analytics	32,459	32,394	0.2%
Foreign Exchange	1,319	—	—

Total Institutional Services	$530,416	$473,020	12.1%

Active Trader Services:
eSignal	71,900	69,847	2.9%
Quote.com	10,045	—	—
Foreign Exchange	42	—	—

Total Active Trader Services	81,987	69,847	17.4%

TOTAL REVENUE	$612,403	$542,867	12.8%

* Revenue for Real-Time Services includes $76,010,000 and $85,711,000 from the core ComStock real-time datafeed business for 2006 and 2005, respectively and $43,690,000 and $1,957,000 from our Interactive Data Managed Solutions business in 2006 and 2005, respectively.

Institutional Services

Revenue within the Institutional Services segment increased by $57,396,000, or 12.1%, to $530,416,000 in 2006.

Revenue for the Pricing and Reference Data Services business increased by $23,980,000, or 6.8%, to $376,938,000 in 2006. The revenue increase for the Pricing and Reference Data Services business was attributed primarily to growth in both North America and Europe. Pricing and Reference Data Services’ North American business generated revenue growth of 7.0% due to continued demand for evaluated pricing and reference data services, increased levels of usage-related revenue, and lower levels of cancellations. The European business of Pricing and Reference Data Services increased revenue by 6.2% in 2006 primarily due to increased levels of new sales and lower levels of contract cancellations and renegotiations. Revenue in 2006 for the Asia Pacific business of Pricing and Reference Data Services increased 3.6% in 2006 mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $32,032,000, or 36.5%, to $119,700,000 in 2006 primarily due to the acquisition of Interactive Data Managed Solutions which contributed revenue of $43,690,000 in 2006 compared with $1,957,000 in 2005. This is coupled with increased new business with institutional customers and the effect of lower cancellation levels. This increase was partially offset by the recognition in 2005 of $8,122,000 of revenue as previously described, coupled with the elimination of revenue associated with real-time services provided to Interactive Data Managed Solutions and Quote.com after the respective acquisition dates of these businesses. Revenue associated with services provided to Interactive Data Managed Solutions and Quote.com by Real-Time Services was $288,000 for the first two months of 2006 and $3,601,000 for 2005.

Revenue for the Fixed Income Analytics business increased by $65,000 or 0.2%, to $32,459,000 in 2006 due to new sales being mostly offset by higher levels of cancellations associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $12,140,000, or 17.4%, to $81,987,000 in 2006. The Quote.com business contributed revenue of $10,045,000 in 2006. The increase in revenue within the Active Trader Services segment also reflects a higher number of core eSignal direct subscription terminals, which grew by 8.4% to 49,675 in 2006.

Income from Operations

(In thousands)	2006	2005	% Change
Institutional Services	$199,707	$180,963	10.4%
Active Trader Services	22,842	16,685	36.9%
Corporate and unallocated	(78,254)	(53,508)	46.2%
Foreign Exchange	270	—	—

INCOME FROM OPERATIONS	$144,565	$144,140	0.3%

Institutional Services

Income from operations within the Institutional Services segment increased by $18,744,000, or 10.4%, to $199,707,000 in 2006. The acquisition of the Interactive Data Managed Solutions business in December 2005 contributed income from operations of $1,277,000 in 2006 compared with $216,000 of income from operations in 2005. The increase in income from operations is primarily due to the effect of revenue growth mainly from our Pricing and Reference Data Services business discussed above and cost-containment efforts across the Institutional Services segment resulting mainly in lower communication and consulting expenses. Also contributing to the increase are lower sales commissions paid to third parties in 2006 associated with providing real-time services to Interactive Data Managed Solutions prior to our acquisition of such business and lower bad debt expense. This increase in income from operations is partially offset by increased investment in research and development initiatives and higher personnel costs associated with higher staffing levels, annual salary increases, and increased incentive compensation. Additionally, $1,420,000 of income from operations that was previously reversed and deferred in the fourth quarter of 2004 was subsequently recognized in the first quarter of 2005 as described above.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $6,157,000, or 36.9%, to $22,842,000 in 2006. The acquisition of Quote.com contributed income from operations of $5,010,000 in 2006. Revenue growth in the core eSignal business as discussed above, partially offset by higher personnel costs mainly associated with annual compensation increases, also contributed to the increase.

Corporate and Unallocated

Corporate and unallocated loss from operations increased by $24,746,000, or 46.2%, to $78,254,000 in 2006, principally due to the inclusion of $12,904,000 of stock-based compensation expense associated with the adoption of SFAS 123(R) and higher amortization expense in 2006 associated with our acquisition of the Interactive Data Managed Solutions and Quote.com businesses. Higher compensation-related costs, higher advertising expenses related to our global marketing initiatives, and increased premises expense associated with the move of our corporate headquarters in Bedford, Massachusetts also contributed to this increase in loss from operations.

2005 VERSUS 2004

Revenue

(In thousands)	2005	2004	% change
Institutional Services:
Pricing and Reference Data Services	$353,231	$329,329	7.3%
Real-Time Services*	87,862	68,136	29.0%
Fixed Income Analytics	32,394	31,997	1.2%
Foreign Exchange	(467)	0	—

Total Institutional Services	473,020	429,462	10.1%

Active Trader Services:
eSignal	50,805	47,183	7.7%
FutureSource	19,042	7,577	151.3%
Broadcast	0	343	—
Total Active Trader Services	69,847	55,103	26.8%

TOTAL REVENUE	$542,867	$484,565	12.0%

* Revenue for Real-Time Services includes $85,905,000 and $68,136,000 from the core ComStock real-time datafeed business for 2005 and 2004, respectively and $1,957,000 and $0 from our Interactive Data Managed Solutions business in 2005 and 2004, respectively.

Institutional Services

Revenue within the Institutional Services segment increased by $43,558,000, or 10.1%, to $473,020,000 in 2005.

Revenue for the Pricing and Reference Data Services business increased by $23,902,000, or 7.3%, to $353,231,000 in 2005. The revenue increase for the Pricing and Reference Data Services business was attributed primarily to growth in North America. Pricing and Reference Data Services in North America generated revenue growth of 8.3% due to continued demand for evaluated pricing and reference data services and increased levels of usage-related revenue. The Pricing and Reference Data Services business in Europe increased revenue by 3.8% in 2005 due to lower levels of contract cancellations and renegotiations in 2005. Revenue for the Asia Pacific region of the Pricing and Reference Data Services business increased 8.9% from 2004 mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $19,726,000, or 29.0%, to $87,862,000 in 2005 primarily due to the recognition in the first quarter of 2005 of $8,122,000 of revenue that had previously been reversed and deferred in the fourth quarter of 2004. The reversal and deferral was due to the fact that although we were providing services to, and receiving payment from a customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005 and thus, the revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. Also contributing to this increase was the acquisition of Interactive Data Managed Solutions, which contributed revenue of $1,957,000 in 2005. This was coupled with new business in Europe, partially offset by contract cancellations associated with the final migration of the HyperFeed customers onto the Real-Time Services platform.

Revenue for the Fixed Income Analytics business increased by $397,000, or 1.2%, to $32,394,000 in 2005. Higher sales in 2005 compared with 2004 were mostly offset by the timing of contract cancellations which occurred in the first quarter of 2005 resulting from cost cutting actions and consolidation within the Fixed Income Analytics customer base.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $14,744,000, or 26.8%, to $69,847,000 in 2005. This increase primarily reflects 12 months of revenue from FutureSource of $19,042,000 in 2005 compared to four months of revenue of $7,577,000 in 2004. This is coupled with revenue growth as a result of a higher number of direct subscription terminals which grew by 4.9% to 45,839 at the end of 2005.

Income from Operations

(In thousands)	2005	2004	% Change
Institutional Services	$181,051	$166,196	8.9%
Active Trader Services	16,685	10,472	59.3%
Corporate and unallocated	(53,508)	(50,799)	5.3%
Foreign Exchange	(88)	—	—

INCOME FROM OPERATIONS	$144,140	$125,869	14.5%

Institutional Services

Income from operations within the Institutional Services segment increased by $14,855,000, or 8.9%, to $181,051,000 in 2005. The acquisition of the Interactive Data Managed Solutions business contributed income from operations of $216,000 in 2005. The increase in income from operations in 2005 is primarily attributable to the effect of revenue growth from our Pricing and Reference Data Services business as discussed above partially offset by higher costs. Increased costs in 2005 were related to higher personnel expense, a benefit recorded in the third quarter of 2004 relating to a renegotiated supplier contract, and higher data acquisition costs. Also contributing to the expense increase were higher commissions paid to third parties for distribution of data and higher travel and marketing-related expenses. This increase in expenses was partially offset by savings resulting from the continued integration of acquisitions and production systems. Additionally, $1,420,000 of income from operations that was previously reversed and deferred in the fourth quarter of 2004 was subsequently recognized in the first quarter of 2005 as described above.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $6,213,000, or 59.3%, to $16,685,000 in 2005. The 2004 acquisition of the net assets of FutureSource contributed incremental income from operations of $2,243,000 in 2005. Also contributing to this increase is revenue growth in the core eSignal business discussed above coupled with lower occupancy related costs and an accrual recorded in the third quarter of 2004 related to supplemental costs in connection with third party data supplier services. Partially offsetting this increase in income from operations was higher personnel expense mainly associated with annual compensation increases and sales-related commission costs.

Corporate and Unallocated

Corporate and unallocated loss from operations increased by $2,709,000, or 5.3%, to $53,508,000 in 2005, principally due to increased compensation-related costs in 2005 coupled with higher audit costs pertaining to our various compliance obligations including the provisions of Section 404 of the Sarbanes-Oxley Act. This increase in loss from operations was partially offset by lower personnel costs related to the timing of fringe benefit costs and lower amortization expense due to the scheduled expiration of intangible asset lives.

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

The following table summarizes our cash flow activities for the periods indicated:

(In thousands)	Years Ended December 31,
	2006	2005	2004
Cash flow provided by (used in):
Operating activities	$173,565	$129,582	$121,702
Investing activities	(90,763)	(100,479)	(43,952)
Financing activities	(85,017)	(85,194)	(4,393)
Effect of exchange rates on cash balances	7,296	(4,449)	2,912

Increase / (decrease) in cash and cash equivalents	5,081	(60,540)	76,269

Operating Activities

Net cash provided by operating activities increased by $43,983,000, or 33.9%, to $173,565,000 in 2006. The increase in net cash provided by operating activities was mainly due to an improvement in our working capital movements due to the timing of tax payments and higher accrual and payable balances in 2006 as compared to 2005. This improvement in working capital was partially offset by higher account receivable balances in 2006. Also contributing to the increase in net cash from operating activities was an increase in non-cash items in 2006, which are primarily stock-based compensation expense associated with the adoption of SFAS 123(R) and higher amortization expense.

Net cash provided by operating activities increased by $7,880,000 or 6.5% to $129,582,000 in 2005. This increase in net cash provided by operating activities was due to an increase in net income of $13,593,000 coupled with amortization of net premiums and discounts on marketable securities of $1,958,000 for investments in municipal bonds. This increase was partially offset by a decline in our working capital of $7,963,000 driven mainly by higher income tax payments and higher incentive compensation payments in 2005 compared with 2004. This was coupled with an increased interest receivable related to the purchase of marketable securities in 2005. The decline in working capital was partially offset by improved accounts receivable collections in 2005 compared to 2004.

Investing Activities

Capital expenditures increased by $12,939,000 or 49.7% to $38,999,000 in 2006. This increase in capital expenditures was due mainly to higher capital spending in 2006 associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts and the relocation of the Real-Time Services’ Harrison, New York facility. The increase is also due to the development of internal use software associated with our data center consolidation and research and development initiatives.

Capital expenditures increased by $2,162,000, or 9.0%, to $26,060,000 in 2005. The increase was due mainly to higher capital expenditures in 2005 related to the build out and expansion of our West Coast data center in Hayward, California that provides disaster recovery capabilities, coupled with capital expenditures associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts.

In 2007, we expect to spend from $35,000,000 to $37,000,000 in capital expenditures mainly related to investments in our underlying infrastructure to further automate key processes and product development activities associated with enhancing the flexibility and robustness of our evaluation and reference data platforms.

In 2006, we purchased municipal bonds of $138,429,000 with maturities greater than 90 days but less than one year. $119,909,000 of municipal bonds with maturities greater than 90 days but less than one year were either sold or matured. In 2005, we purchased municipal bonds of $193,000,000 with maturities greater than 90 days but less than one year. $168,394,000 of municipal bonds with maturities greater than 90 days but less than one year were either sold or matured. We engage third-party investment advisers to advise us in connection with our investments.

In September 2004, we acquired the net assets of FutureSource for $18,000,000 in cash, offset by cash acquired of $317,000. A subsequent payment of $347,000 was made in the first quarter of 2005.

In December 2005, we acquired approximately 95.1% of the stock of IS.Teledata (currently known as Interactive Data Managed Solutions) for $54,628,000 in cash, offset by cash acquired of $5,212,000. We funded this acquisition from existing cash resources.

In 2006, we increased our ownership of Interactive Data Managed Solutions from 95.1% to 100.0% for $2,914,000 in cash. On March 6, 2006, we acquired the net assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded these acquisitions from our existing cash resources.

Financing Activities

On December 5, 2006, we paid a special dividend of $0.80 per common share. The dividend was declared by the Board of Directors on October 25, 2006 and was payable to stockholders of record as of November 9, 2006. The aggregate dividend totaled $74,581,000 and was paid from existing cash resources.

On the same date, the Company’s Board of Directors authorized a stock buyback program for the repurchase of up to 2,000,000 shares of common stock. Repurchases made under the new 2,000,000 share buyback program will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when Interactive Data might otherwise be precluded from doing so under insider trading laws. Interactive Data intends to use cash on hand to fund any purchases. The Company is not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended or discontinued at any time. As of December 31, 2006, 52,000 shares of common stock had been repurchased under the existing stock buyback program.

In 2006, we utilized $31,103,000 to repurchase 1,500,000 outstanding shares of common stock under our publicly announced stock buyback programs. Also in 2006, we received $19,027,000 from the exercise of options to purchase 1,294,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 206,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

On July 7, 2005, we paid a special dividend of $0.80 per common share. The dividend was declared by the Board of Directors on May 31, 2005 and was payable to stockholders of record as of June 15, 2005. The aggregate dividend totaled $74,489,000 and was paid from existing cash resources.

In 2005, we utilized $30,279,000 to repurchase 1,407,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2005, we received $19,574,000 from the exercise of options to purchase 1,412,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 178,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In 2004, we utilized $17,328,000 to repurchase 945,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2004, we received $12,935,000 from the exercise of options to purchase 1,157,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 124,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

Income Taxes

Our effective income tax rate was 38.1%, 36.9%, and 37.5% in 2006, 2005 and 2004 respectively. The difference between the effective tax rate and the statutory federal rate of 35% for these years is due primarily to state and local taxes, a shift in geographic income to lower tax rate jurisdictions and adjustments to the taxable amount of stock based compensation related to SFAS123(R). In 2006, we recorded discrete tax benefits totaling $1,463,000 of which $532,000 pertained to the release of tax reserves that were no longer required as a result of the expiration of a statute of limitations, $221,000 was associated with the provision to return adjustments pertaining to the 2005 Federal Tax Return and $710,000 was related to the provision to return adjustments for 2005 state and local income taxes.

The increase in the 2006 effective tax rate of 1.2% was primarily attributable to non-deductible stock-based compensation expenses for incentive stock options and higher foreign taxes. An incentive stock option does not result in a tax benefit for us unless there is a disqualifying disposition of the stock. Therefore, the deferred tax asset or benefit was not recognized by us for compensation cost associated with incentive stock options. In addition, our higher foreign taxes resulting from the acquisition of Interactive Data Managed Solutions (formerly IS.Teledata) and the impact of the July 20, 2005 enactment of the UK Finance Bill which had a retroactive date of March 15, 2005.

We have evaluated the impact of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, whose adoption is required for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 will not significantly impact the financial position, results of operations and cash flow in 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Related Party Transactions

Pearson indirectly owns approximately 62% of our issued and outstanding common stock. We are party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governs the provision of certain services between the parties and their respective subsidiaries and renews annually. Other business arrangements between us (and our subsidiaries) and Pearson (and its subsidiaries) are covered by separate written agreements.

Many of the services provided by Pearson afford us administrative convenience and we believe the terms of such services are substantially equal to or more favorable to us than if we had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include (i) administering the 401(k) savings plan (and related excess plans), the UK pension plan, and employee health benefit plans and insurance plans in the US and UK, (ii) use of a back-up disaster recovery site in the UK, (iii) travel services, and (iv) accounting and tax related services for certain of our subsidiaries, primarily in the UK. In addition to these services, we also license an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of our businesses from time to time purchase advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by us to Pearson include the provision of financial data and related services. A majority of the charges for services from Pearson and its affiliates to us are at cost. With respect to the services we provide to Pearson and its affiliates, we charge fees that are no less than the fees charged to similar users. We believe that the terms and conditions of these transactions are fair and reasonable.

Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. The Independent Committee of our Board of Directors, which currently consists of four directors, none of whom are our employees or employees of Pearson, approve the related party services on our behalf. The agreements governing the related party services are amended from time to time by mutual agreement to address changes in the terms or services provided to or on our behalf. The

Independent Committee approves any material modifications. From time to time, we assess various of the ongoing relationships between us and Pearson to determine whether it would be more advantageous to secure any such services outside of Pearson.

There was no material effect on our financial condition or results of operations as a result of entering into these arrangements. If the services provided to us by Pearson or its affiliates were to be terminated, we would be required to seek equivalent services in the open market at potentially higher costs.

In 2001, we entered into a trademark license agreement with Pearson’s Financial Times Group authorizing us to use the “FT” and “Financial Times” trademarks and logos in our businesses. The license grants us the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2006, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee of our Board of Directors approved this agreement on our behalf. In February 2007, we commenced a rebranding campaign and in connection with this campaign, we intend to cease active use of the “FT” and “Financial Times” trademarks and logos in our businesses.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on our balance sheet. For the years ended December 31, 2006, 2005 and 2004, we recorded revenue of $755,000, $451,000 and $2,563,000, respectively, for services provided to Pearson. For the years ended December 31, 2006, 2005 and 2004, we recorded expense of $4,250,000, $3,456,000 and $3,658,000, respectively, for services received from Pearson.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation

On January 1, 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123(R) and began recognizing compensation expenses for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expenses for awards granted on or after January 1, 2006, is based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, the Company did not recognize compensation expense on stock options granted where the exercise price at least equaled the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123(R) and provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Refer to Note 7, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition.” The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized over contractual periods as services are performed. We account for subscription revenue received in advance of service being performed by deferring such amounts until the related services are performed.

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

Intangible assets include securities databases, computer software, covenants not to compete, and customer lists arising principally from acquisitions. Such intangible assets are recorded based on estimated fair value on the acquisition dates based on a combination of replacement cost and comparable purchase methodologies by a third-party appraiser and are amortized over periods ranging from three months to twenty five years. The carrying amount of these balances is evaluated periodically by us in relation to the operating performance and fair value of the underlying assets. Adjustments are recorded if we determine that the fair value is less than book value.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $84,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Based upon historical income and projections of future taxable income, we believe that the recorded deferred tax assets will be realized.

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

Future contractual obligations, as of December 31, 2006, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$101,822	$16,690	$31,660	$23,961	$29,511
Distribution Agreements	1,405	931	474	—	—
Purchase Obligations	18,811	18,811	—	—	—

Total	$122,038	$36,432	$32,134	$23,961	$29,511

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2007. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

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

Recently Issued Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 7, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of FASB Statement No. 109. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The Company has evaluated the impact of adopting FIN 48 in the first quarter of 2007 and has determined the adoption will not significantly impact the financial position, results of operations and cash flow in 2007.

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of EITF 06-3 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability in an orderly transaction between market participants at the measurement date. The guidance of SFAS 157 shall be applied to the first reporting period beginning after November 15, 2007. The Company is still evaluating whether the adoption of SFAS157 will have a material impact on the Company.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company’s balance sheet date. The guidance of SFAS 158 shall be applied to the reporting period ending December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

On September 13, 2006, the SEC released Staff Accounting Bulletin, No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on the Company.

Total revenue for the twelve months ended December 31, 2006, 2005 and 2004, and long lived assets as of December 31, 2006, and 2005, respectively by geographic region outside the United States, are as follows:

(In thousands)	2006	2005	2004
Revenue:
United Kingdom	$64,977	$64,820	$60,246
All other European countries	89,895	49,552	32,405
Asia Pacific	12,180	10,962	8,201

Total	$167,052	$125,334	$100,852

Long-lived assets:
United Kingdom	$134,025	$119,213
All other European countries	71,364	54,416
Asia Pacific	4,678	4,504

Total	$210,067	$178,133

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Interactive Data Corporation

We have completed integrated audits of Interactive Data Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2007

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004

REVENUE	$612,403	$542,867	$484,565
COSTS AND EXPENSES
Cost of services	198,538	167,089	156,646
Selling, general and administrative	221,787	191,615	161,313
Depreciation	21,925	18,767	18,521
Amortization	25,588	21,256	22,216

Total costs and expenses	467,838	398,727	358,696

INCOME FROM OPERATIONS	144,565	144,140	125,869
Interest income, net	6,366	4,711	2,522

INCOME BEFORE INCOME TAXES	150,931	148,851	128,391
Income tax expense	57,569	54,987	48,120

NET INCOME	$93,362	$93,864	$80,271

Weighted average shares outstanding:
Basic	93,240	93,204	93,152
Diluted	95,600	95,989	95,525
NET INCOME PER SHARE:
Basic	$1.00	$1.01	$0.86
Diluted	$0.98	$0.98	$0.84
Cash dividends paid per common share	$0.80	$0.80	$—

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2006	2005

ASSETS
Cash and cash equivalents	$152,449	$147,368
Marketable securities	43,296	25,019
Accounts receivable, net of allowance for doubtful accounts of $6,893 and $7,894 at December 31, 2006 and 2005, respectively	103,041	84,553
Prepaid expenses and other current assets	13,840	11,209
Deferred income taxes	3,164	1,509

Total current assets	315,790	269,658
Property and equipment, net	81,988	64,252
Goodwill	536,049	480,179
Intangible assets, net	168,969	182,156
Other assets	1,008	675

Total Assets	$1,103,804	$996,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$25,787	$18,032
Accrued liabilities	75,053	68,747
Payables to affiliates	5,156	892
Income taxes payable	17,042	2,045
Deferred revenue	27,343	23,988

Total current liabilities	150,381	113,704
Deferred tax liabilities	35,773	23,864
Other liabilities	6,065	3,946

Total Liabilities	192,219	141,514
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 99,383,182 issued and 93,331,182 outstanding at December 31, 2006 and 97,882,926 issued and 93,330,926 outstanding at December 31, 2005	993	979
Additional paid-in capital	887,071	851,312
Treasury stock, at cost, 6,052,000 and 4,552,000 shares, at December 31, 2006 and 2005, respectively	(105,690)	(74,587)
Accumulated earnings	96,230	77,449
Accumulated other comprehensive income	32,981	3,428
Deferred compensation cost	—	(3,175)

Total Stockholders’ Equity	911,585	855,406

Total Liabilities and Stockholders’ Equity	$1,103,804	$996,920

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2006	2005	2004

Cash flows provided by (used in) operating activities:
Net income	$93,362	$93,864	$80,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,513	40,023	40,737
Amortization of discounts and premiums on marketable securities, net	243	1,958	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	5,152	3,778
Deferred income taxes	(4,473)	1,411	1,101
Excess tax benefits from stock-based compensation	(1,640)	—	—
Stock-based compensation	15,368	1,731	2,537
Other non-cash items	910	213	85
Changes in operating assets and liabilities, net
Accounts receivable, net	(14,869)	2,462	(8,228)
Prepaid expenses and other assets	(2,324)	4,789	(8,221)
Accounts and taxes payable and payable to affiliates, net	29,839	(11,187)	2,972
Accrued expenses and other liabilities	8,571	(2,336)	(1,698)
Deferred revenue	1,065	(8,498)	8,368

NET CASH PROVIDED BY OPERATING ACTIVITIES:	173,565	129,582	121,702

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(38,999)	(26,060)	(23,898)
Purchase of marketable securities	(138,429)	(193,000)	(2,371)
Proceeds from sales and maturities of marketable securities	119,909	168,394	—
Acquisition of business	(33,244)	(49,983)	(17,683)
Other investing activities	—	170	—

NET CASH USED IN INVESTING ACTIVITIES:	(90,763)	(100,479)	(43,952)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,027	19,574	12,935
Purchase of treasury stock	(31,103)	(30,279)	(17,328)
Common stock cash dividends	(74,581)	(74,489)	—
Excess tax benefits from stock-based compensation	1,640	—	—

NET CASH USED IN FINANCING ACTIVITIES	(85,017)	(85,194)	(4,393)
Effect of change in exchange rates on cash and cash equivalents	7,296	(4,449)	2,912

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,081	(60,540)	76,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	147,368	207,908	131,639

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,449	$147,368	$207,908

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(45,523)	$(56,574)	$(42,924)
Cash received for interest	$6,796	$6,983	$2,464

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock
(in thousands)	Number of Shares	Par Value	Treasury Stock Number of Shares	Treasury Stock Cost	Additional Paid-In Capital	Deferred Compensation Cost	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2003	95,012	$950	2,200	$(26,980)	$801,448	$(1,057)	$10,367	$(22,197)	$762,531	$—
Exercise of stock options	1,157	12	—	—	11,125	—	—	—	11,137	—
Issuance of stock in connection with employee stock purchase plan	124	1	—	—	1,797	—	—	—	1,798	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,778	—	—	—	3,778	—
Purchase of treasury stock	—	—	945	(17,328)	—	—	—	—	(17,328)	—
Deferred stock-based compensation	—	—	—	—	1,212	(1,212)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	648	—	—	648	—
Capital contributions by affiliates	—	—	—	—	3,851	—	—	—	3,851	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	11,070	—	11,070	11,070
Net income	—	—	—	—	—	—	—	80,271	80,271	80,271

Balance, December 31, 2004	96,293	$963	3,145	$(44,308)	$823,211	$(1,621)	$21,437	$58,074	$857,756	$91,341

Exercise of stock options	1,412	14	—	—	16,330	—	—	—	16,344	—
Issuance of stock in connection with employee stock purchase plan	178	2	—	—	3,228	—	—	—	3,230	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	5,152	—	—	—	5,152	—
Purchase of treasury stock	—	—	1,407	(30,279)	—	—	—	—	(30,279)	—
Deferred stock-based compensation	—	—	—	—	3,391	(3,045)	—	—	346	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,491	—	—	1,491	—
Other comprehensive loss (Note 14)	—	—	—	—	—	—	(18,009)	—	(18,009)	(18,009)
Common stock cash dividends	—	—	—	—	—	—	—	(74,489)	(74,489)	—
Net income	—	—	—	—	—	—	—	93,864	93,864	93,864

Balance, December 31, 2005	97,883	$979	4,552	$(74,587)	$851,312	$(3,175)	$3,428	$77,449	$855,406	$75,855

Exercise of stock options and issuance of deferred stock units	1,294	12	—	—	15,800	—	—	—	15,812	—
Issuance of stock in connection with employee stock purchase plan	206	2	—	—	3,213	—	—	—	3,215	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,196	—	—	—	4,196	—
Purchase of treasury stock	—	—	1,500	(31,103)	—	—	—	—	(31,103)	—
Deferred stock-based compensation	—	—	—	—	(2,818)	3,175	—	—	357	—
Stock-based compensation	—	—	—	—	15,368	—	—	—	15,368	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	29,553	—	29,553	29,553
Common stock cash dividends	—	—	—	—	—	—	—	(74,581)	(74,581)	—
Net income	—	—	—	—	—	—	—	93,362	93,362	93,362

Balance, December 31, 2006	99,383	$993	6,052	$(105,690)	$887,071	$—	$32,981	$96,230	$911,585	$122,915

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

The Institutional Services segment of the Company’s business primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies, money management firms, financial information providers, information media companies, third-party redistributors and outsourcing organizations by providing services that may be used in determining portfolio and individual security valuations, processing transactions, preparing account statements and other reports, addressing regulatory compliance requirements, and conducting investment research and analysis. The Institutional Services segment is composed of three businesses: Interactive Data Pricing and Reference Data (formerly FT Interactive Data), Interactive Data Real-Time Services (formerly ComStock) and Interactive Data Fixed Income Analytics (formerly CMS BondEdge).

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

On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of January 6, 2006. Interactive Data Corporation prior to the Merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger as discussed in Note 3 to the consolidated financial statements. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

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

Marketable securities by security type at December 31, 2006 were as follows:

(In thousands)	Cost	Unrealized Losses	Estimated Fair Value
Municipal Bonds	$43,300	($4)	$43,296

Marketable securities by security type at December 31, 2005 were as follows:

(In thousands)	Cost	Unrealized Losses	Estimated Fair Value
Municipal Bonds	$25,029	($10)	$25,019

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, marketable securities, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exits, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized over contractual periods as services are performed. The Company accounts for subscription revenue received in advance of providing services by deferring such amounts until the related services are performed.

Accounts Receivable, Concentration of Credit Risk and Uncertainties

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2006, the Company believes that it had no significant concentrations of credit risk.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $84,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. The Company recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Based upon historical income and projections of future taxable income, the Company believes that the recorded deferred tax assets will be realized.

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

Intangible Assets

Other intangible assets include securities databases, computer software, covenants not to compete, trademarks, service contracts and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows by a third-party appraiser and are amortized on a straight line basis, which approximate the economic consumption, for periods ranging from three months to twenty five years.

Property, Equipment and Capitalized Software

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

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use and are capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which ranges from three to five years.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. The Company recorded $4,941,000, $3,573,000 and $3,185,000 in research and development costs during the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to the development of new services.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $6,759,000, $6,511,000 and $5,582,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

The Company follows the Financial Accounting Standards Board (“FASB”) SFAS 123(R) “Share Based Payment.” SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 7, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings per Share

The Company calculates its earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” and applies the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid in capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 3,515,000 shares, 1,700 shares and 0 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years. Additionally, 11,620 deferred and restricted stock units, 107,316 deferred stock units and 60,999 deferred stock units were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these stock options and deferred stock units were antidilutive in fiscal 2006, 2005 and 2004 they may be dilutive in future years’ calculations. Below is a reconciliation of the weighted average number of common shares outstanding.

	For the Twelve Months Ended December 31,
	2006	2005	2004
Numerator:
Net income	$93,362	$93,864	$80,271
Denominator:
Weighted average shares used to compute basic EPS	93,240	93,204	93,152
Effect of dilutive securities:
Stock options	2,202	2,704	2,358
Deferred and restricted stock units	158	81	15
Weighted average shares used to compute diluted EPS	95,600	95,989	95,525
Basic EPS	$1.00	$1.01	$0.86
Diluted EPS	$0.98	$0.98	$0.84

2. New Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair values. Refer to Note 7, Stock-based Compensation in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of FASB Statement No. 109. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The Company has evaluated the impact of adopting FIN 48 in the first quarter of 2007 and has determined the adoption will not significantly impact the financial position, results of operations and cash flow in 2007.

Accounting for Rental Costs Incurred during a Construction Period

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with ground or building operating leases that are incurred during a construction period. FSP 13-1 concludes that these rental costs shall be recognized as rental expense and included in income from continuing operations. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1, effective January 1, 2006, did not have a material impact on the Company’s financial position, results of operations and cash flows.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of EITF 06-3 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability in an orderly transaction between market participants at the measurement date. The guidance of SFAS 157 shall be applied to the first reporting period beginning after November 15, 2007. The Company is still evaluating whether the adoption of SFAS 157 will have a material impact on the Company.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company’s balance sheet date. The guidance of SFAS 158 shall be applied to the reporting period ending December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

On September 13, 2006, the SEC released Staff Accounting Bulletin, No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

3. Mergers and Acquisitions

In 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed the merger with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon completion of the merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company. Interactive Data Corporation prior to the merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business.

The merger was accounted for as a reverse acquisition. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. Accordingly, the historical financial statements of Interactive Data Pricing and Reference Data are the historical financial statements of the Company.

Assets acquired totaled $565,373,000 and included cash, goodwill, an investment in MarketWatch, Inc. and intangible assets. Liabilities acquired totaled $127,079,000 and included accounts payable, accrued expenses and deferred tax liabilities. Intangible assets are being amortized over periods ranging from two to eleven years. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2006, accrued acquisition costs remaining were $58,000. An additional $3,000,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

On March 6, 2006, the Company acquired the net assets of Quote.com and other related assets from Lycos, Inc. The acquired assets comprise four distinct offerings that deliver financial content and trading tools primarily to active traders and individual investors. These include the subscription-based QCharts and LiveCharts services that provide real-time streaming data and access to decision-support tools to help active traders formulate investment strategies, as well as Quote.com, a financial news and analysis website, and Raging Bull, an online investment community and message board site. The Company is currently integrating the Quote.com business into its eSignal business. The aggregate cash consideration paid for the assets was $30,000,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of December 31, 2006, $286,000 of the acquisition costs have been paid. The Company expects the majority of the remaining acquisition costs to be paid by March 31, 2007.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. Based on the allocation valuation, the intangible assets are being amortized over a period ranging from three months to ten years. The weighted average amortization period in total is 6.7 years. The weighted average amortization period by major asset class is: customer lists 5.9 years, completed software/technology 7.2 years, and trademarks 8.0 years. Total tax deductible goodwill resulting from the Quote.com acquisition is $22,500,000. The Company’s financial statements include the results of operations of the Quote.com business subsequent to the acquisition date.

The acquisition was accounted for as follows (in thousands):

Assets:
Fixed assets	$205
Customer lists	3,480
Completed software/technology	4,600
Trademarks	300
Deferred tax assets	147
Goodwill	22,530

$31,262
Liabilities:
Accrued liabilities	$10
Deferred revenue	902
Accrued acquisition costs	350

$1,262

Total Purchase Price	$30,000

On December 13, 2005, Interactive Data acquired 95.1% of Germany-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. This acquisition was funded from the operating cash of the Company. During 2006, the Company acquired the remaining 4.9% of IS.Teledata for $2,914,000 which increases the price paid for IS.Teledata to $57,542,000 and increases the Company’s total ownership in IS.Teledata to 100.0%. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of December 31, 2006, $1,400,000 of these transaction costs have been paid. The Company expects the majority of the remaining costs to be paid by March 31, 2007. In the first quarter of 2006, the Company recorded a deferred tax liability of $13,600,000 associated with the intangible assets.

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

This acquisition enabled the Company to enter an adjacent market sector with a set of offerings that complement its core portfolio of market data services. This acquisition also enabled the Company to broaden its presence in continental Europe. Following the acquisition, the Company established the Interactive Data Managed Solutions business whose offerings are based on the technology and capabilities developed at IS.Teledata and IS.Teledata AG was renamed Interactive Data Managed Solutions AG. The Interactive Data Managed Solutions business builds and manages customized financial information systems for a range of organizations worldwide, from retail and investment banks to online brokers, stock exchanges and media portals.

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

On September 1, 2004, the Company acquired the net assets of FutureSource, LLC and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data. This acquisition enables the Company to provide global coverage of real-time futures and commodities data. The Company continues to integrate the FutureSource business into its eSignal business. The aggregate cash consideration paid for the assets was $18,347,000, which included an initial cash payment of $18,000,000 and a subsequent cash payment of $347,000 made in the first quarter of 2005. This acquisition was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $1,630,000, consisting of employee severance and lease termination costs and legal and accounting services. As of December 31, 2006, $1,272,000 of the acquisition costs have been paid. The Company expects the remaining acquisition costs which consists primarily of employee severance to be paid by March 31, 2007.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over a period ranging from six to nine years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer lists 8.8 years, trademarks 8.0 years and computer software/technology 9.0 years. Total tax deductible goodwill resulting from the FutureSource acquisition is $9,700,000. The Company’s financial statements include the results of operation of FutureSource subsequent to the acquisition date.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash	$317
Accounts receivable	2,406
Prepaid expenses and other current assets	371
Deferred tax assets	819
Fixed assets	790
Goodwill	12,708
Customer lists	3,000
Trademarks	500
Computer software/technology	5,500
Other assets	166

$26,577
Liabilities:
Accounts payable	$2,522
Accrued liabilities	2,137
Deferred revenue	1,792
Other liabilities	149
Accrued acquisition costs	1,630

$8,230

Total Purchase Price	$18,347

4. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2006	2005
Computer, office and communication equipment	3-5 years	$130,268	$115,683
Leasehold improvements	Life of lease	31,688	26,099
Furniture and fixtures	5-10 years	31,289	27,794
Purchased and capitalized software	3-5 years	45,429	35,063

		238,674	204,639
Less accumulated depreciation		(156,686)	(140,387)

		$81,988	$64,252

In 2006, the Company capitalized $9,928,000 related to the development of internal use software and recorded related depreciation expense of $3,255,000, $2,895,000 and $2,204,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The remaining book value of the software developed for internal use was $18,462,000 and $11,789,000 as of December 31, 2006 and 2005, respectively.

Total depreciation expense was $21,925,000, $18,767,000 and $18,521,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Goodwill and Intangible Assets

Intangible assets consist of the following:

		December 31, 2006			December 31, 2005
(In thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.7 years	11,092	(10,817)	275	10,792	(10,792)	—
Computer software	7.8 years	97,418	(59,469)	37,949	89,207	(51,982)	37,225
Customer lists	11.2 years	231,223	(116,421)	114,802	225,934	(97,517)	128,417
Service contracts	23.8 years	17,490	(3,435)	14,055	17,490	(2,771)	14,719
Trademarks	12.8 years	2,500	(612)	1,888	2,200	(405)	1,795

Total		$447,223	$(278,254)	$168,969	$433,123	$(250,967)	$182,156

Estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/07	$26,243
For year ending 12/31/08	$24,908
For year ending 12/31/09	$24,908
For year ending 12/31/10	$24,896
For year ending 12/31/11	$18,323
For years thereafter	$49,691

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Balance as of January 1, 2005	$480,444
Goodwill acquired during the year	17,734
Purchase accounting adjustments	(4,708)
Impact of change in foreign exchange rates	(13,291)

Balance as of December 31, 2005	$480,179
Goodwill acquired during the year	22,530
Purchase accounting adjustments	14,322
Impact of change in foreign exchange rates	19,018

Balance as of December 31, 2006	$536,049

The Company does not allocate goodwill to its operating segments due to the fact that the Company’s chief operating decision maker does not use this information in evaluating the operations for each of the Company’s segments (see Note 13 for further discussions of the Company’s segments).

6. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2006	2005
Bonus	$17,676	$15,636
Employee related costs	21,082	20,291
Commissions	4,368	3,787
Professional services	6,059	6,436
Property costs	5,355	4,232
Royalties	3,680	3,731
Sales taxes	2,037	1,989
Data and communication charges	9,506	7,787
Other	5,290	4,858

	$75,053	$68,747

7. Stock Based Compensation

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

Restricted Stock and Deferred Stock Units

The Company has awarded restricted and deferred stock units to certain key employees, executive officers and members of the Board of Directors under the 2000 Plan. An aggregate of 488,841 deferred and restricted stock units of the Company’s common stock have been granted as of December 31, 2006. Pursuant to the terms of the applicable grant certificates, the shares are available for distribution, at no cost, to these individuals at the end of a three-year vesting period. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, are charged to compensation expense on a straight-line basis, ratably, over the vesting periods. As prescribed under SFAS 123(R), the remaining unamortized deferred stock-based compensation cost on the Company’s balance sheet at December 31, 2005 (as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) of $3,175,000 was reclassified to additional paid-in-capital effective upon adoption after January 1, 2006. During the year ended December 31, 2006, a total of 53,899 shares have been issued.

Employee Stock Purchase Plan

In 2001, the Company adopted the 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows employees to purchase stock at a 15% discount price at specific times. During the year ended December 31, 2006, employees purchased 206,324 shares at an average share price of $15.58. At December 31, 2006, 1,324,112 shares were reserved for future issuance under the 2001 ESPP.

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

Stock-based compensation expense recognized during 2006 is based on the value of the portion of stock-based payment awards that are ultimately expected to vest, as required by SFAS 123(R). Accordingly, stock-based compensation expense recognized in the statement of income for the year ended December 31, 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeiture rates for 2006 based on its historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

Impact of the Adoption of SFAS 123(R)

For the year ended December 31, 2006, the Company recognized stock based compensation expense under SFAS 123(R) of $15,368,000 ($9,507,000, after tax). The Company’s pre-tax stock-based compensation expense included $2,359,000 related to deferred and restricted stock units that were granted prior to and subsequent to the Company’s adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

The following table presents the stock-based compensation expense:

(In thousands)	For the year ended December 31, 2006
Cost of services	$5,128
Selling, general and administrative	10,240

Stock-based compensation expense before income taxes	$15,368
Income tax benefit	5,861

Stock-based compensation expense after income taxes	$9,507

The following table presents the impact of adoption of SFAS 123(R) on the Company’s income before income taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006:

(In thousands, except per share information)	Year Ended December 31, 2006
Impact of adoption on:
Income before income taxes	$12,904
Net income	$7,982
Basic net income per share	$0.09
Diluted net income per share	$0.08

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), $1,640,000 of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow (and corresponding operating cash outflow). This amount would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).

Pro Forma Information for Periods Prior to Adoption of SFAS 123(R)

The following pro forma information presents the Company’s net income as if the fair value based method had been applied to all awards:

	Year Ended December 31,
(In thousands, except per share data)	2005	2004
Net income, as reported	$93,864	$80,271
Add: Stock-based compensation included in net income, net of related tax effects	934	707
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(11,663)	(11,438)

Pro forma, net income	$83,135	$69,540
Earnings per share
Basic — as reported	$1.01	$0.86
Basic — pro forma	$0.89	$0.75
Diluted — as reported	$0.98	$0.84
Diluted — pro forma	$0.87	$0.73

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

The fair value of stock options granted under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk free interest rate	4.56%-5.11%	3.86%	3.45%
Weighted average expected term (in years)	4.65	4	4
Weighted average expected volatility	25.9%	24.5%	32.2%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $6.57, $5.56 and $7.50, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk free interest rate	3.66%-5.22%	2.33%	1.03%
Expected term (in years)	0.50	0.50	0.49
Weighted average expected volatility	18.3%	20.0%	20.0%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for years ended December 31, 2006, 2005 and 2004 was $3.98, $3.68 and $3.24, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Company’s 2000 Plan for the year ended December 31, 2006, is presented below:

(in thousands, except per share data or as noted)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,068	$15.16
Granted	1,835	20.58
Exercised	(1,252)	(12.88)
Forfeited	(139)	(19.02)
Expired	(6)	(11.46)
Outstanding at December 31, 2006	10,506	$16.33	6.67	$80,841
Vested and unvested expected to vest at December 31, 2006	10,062	$16.17	6.67	$79,192
Exercisable at December 31, 2006	6,547	$14.11	6.17	$64,986

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the year of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $11,715,000, $14,255,000 and $10,414,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 Plan and 2001 ESPP for the years ended 2006, 2005 and 2004 resulted in cash receipts of $19,027,000, $19,574,000 and $12,935,000, respectively. The Company recognized a tax benefit of $4,196,000 for the year ended December 31, 2006 related to the exercise of stock options, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under the Company’s 2000 Plan for the year ended December 31, 2006, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2006	286,354	$18.98
Granted	196,259	20.82
Vested	(86,329)	(17.67)
Forfeited	—	—

Unvested at December 31, 2006	396,284	$20.18	2.13	$9,527

As of December 31, 2006, there was $252,000, $18,597,000 and $4,903,000 of total unrecognized compensation expense, net of estimated forfeitures, related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards, respectively, that will be recognized over the weighted average period of 1.5 years for employee stock purchase plan shares, 2.7 years for stock options and 2.1 years for deferred and restricted stock units. The total fair value of all share awards vested during the years ended December 31, 2006, 2005 and 2004 was $15,199,000, $17,607,000 and $16,558,000 respectively.

8. Stockholders’ Equity

In addition to the Company’s common stock, the Company may issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Board of Directors, without any further action by the stockholders of the Company. At December 31, 2006, no such stock has been issued.

In the second quarter of 2006, the Company’s Board of Directors authorized the expansion of the Company’s existing 1,000,000 share buyback program, which was initially authorized by the Board of Directors in the second quarter of 2005, by up to 1,000,000 shares of the Company’s outstanding shares of common stock. In the third quarter of 2006, the Company completed the buyback under this program. On October 25, 2006, the Company’s Board of Directors authorized another buyback program for the repurchase of up to 2,000,000 shares of common stock. In the fourth quarter of 2006, the Company repurchased 52,000 shares of outstanding common stock under this new program. A total of 1,500,000 shares were purchased in 2006. As of December 31, 2006, the maximum number of shares remaining that can be repurchased was 1,948,000.

On October 25, 2006, our Board of Directors declared a special dividend of $0.80 per share of common stock, payable to stockholders of record as of November 9, 2006. The aggregate dividend of $74,581,000 was paid on December 5, 2006 from existing cash resources.

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

Future contractual commitments and obligations, as of December 31, 2006, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$101,822	$16,690	$31,660	$23,961	$29,511
Distribution Agreements	1,405	931	474	—	—
Purchase Obligations	18,811	18,811	—	—	—

Total	$122,038	$36,432	$32,134	$23,961	$29,511

The Company’s key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2007.

Rental expense was $17,433,000, $12,652,000 and $13,872,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

10. Income Taxes

The components of income before income taxes are as follows for the years ended December 31:

(In thousands)	2006	2005	2004
Domestic	$116,821	$124,443	$100,558
Foreign	34,110	24,408	27,833

Total	$150,931	$148,851	$128,391

Income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$38,914	$37,262	$30,114
State	10,918	11,456	8,863
Foreign	12,119	10,332	10,054

	61,951	59,050	49,031

Deferred:
Federal	(2,643)	(1,615)	766
State	(972)	(687)	(1)
Foreign	(767)	(1,761)	(1,676)

	(4,382)	(4,063)	(911)

	$57,569	$54,987	$48,120

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

The components of the Company’s deferred income tax assets / (liabilities) recognized in the financial statements are as follows at December 31 (in thousands):

	2006	2005
Asset/ (Liability)
Current deferred tax:
Accrued expenses	$4,056	$3,305
Accounts receivable allowance	1,858	2,278
Other	563	(253)

	6,477	5,330
Less: valuation allowance	(3,313)	(3,821)

Current deferred tax asset	3,164	1,509

Long term deferred tax:
Deferred compensation	3,368	2,398
Other intangible assets	(15,762)	(5,923)
Depreciation	(1,822)	(2,700)
Non compete agreements	12,840	15,229
Net operating loss carryforwards	6,179	6,433
Customer lists	(32,995)	(32,751)
Sale of MarketWatch	5,917	5,916
Stock based compensation	2,549	—
Software development costs	(7,865)	(4,905)
Asset impairment	795	795
Foreign tax credit carryforwards	521	—
Other	(634)	—

	(26,909)	(15,508)
Less: valuation allowance	(8,864)	(8,356)

Deferred tax liabilities	(35,773)	(23,864)

Total deferred tax liabilities, net	$(32,609)	$(22,355)

A long-term deferred tax asset of $6,619,000 was recorded concurrently with the sale of MarketWatch, Inc. to Pearson in 2000, which resulted from deferral of the capital loss for tax purposes. In 2005, MarketWatch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. The company realized tax-effected capital gains of $718,000 in 2005 and utilized part of the MarketWatch, Inc. capital loss. A decrease of $718,000 was recorded to the deferred tax asset and the related valuation allowance. There is uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,917,000 of deferred tax asset, and as such a full valuation allowance has been established. Should the Company determine that it is able to realize future capital gains for which this capital loss carryforward would be available to offset, an adjustment to this valuation allowance would increase income in the period such determination is made.

In 2006 the Company utilized $732,000 of deferred tax asset for federal net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation that were set to expire in 2007. In addition, the Company has a $5,701,000 long-term deferred tax asset for state net operating loss carryforwards which the Company has provided a full valuation allowance since the utilization of the carryforward is dependent upon state tax limitations. Additionally, in 2006 the Company adopted SFAS 123(R) and recorded a non-current deferred tax asset of $2,549,000 related to stock based compensation for non-qualified stock options. The Company also recorded a non-current deferred tax asset of $521,000 related to foreign tax credit carryforwards that we have determined can be utilized within the 10 year carryforward period.

In 2006 there was no change in the overall valuation allowance. The valuation allowance was originally established due to the uncertainty surrounding the ability to realize the capital loss and net operating losses for tax purposes in future tax periods.

Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2006	2005	2004
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.6	4.7	4.5
Foreign income taxed at different statutory rates	(2.1)	(1.6)	(2.7)
Other, net	(0.5)	(1.2)	0.7
Stock based compensation pursuant to SFAS 123(R)	1.1	—	—

Effective tax rate	38.1%	36.9%	37.5%

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on approximately $84,000,000 of accumulated unremitted earnings, which are expected to remain permanently invested in the foreign operations.

11. Retirement Plans

Pearson, Inc. Savings and Investment Plan

The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s contributions if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Contributions made by the Company for the 401(k) Plan are determined as a percentage of covered salary and amounted to $5,045,000, $4,600,000 and $4,373,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2006, 2005 and 2004, the Company contributed $1,507,000, $1,515,000 and $1,382,000, respectively. The related contributions for 2005 and 2004 have been made. The contribution for 2006 is expected to be made in March 2007.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income. The initial impact of the standard due to unrecognized net actuarial gain and losses is recognized as a component of accumulated comprehensive loss. Additional minimum pension liabilities are also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $759,000.

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

	Year Ended December 31,
(In thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$9,488	$9,315
Service cost	—	—
Interest cost	489	499
Amendments	—	—
Actuarial loss	(87)	184
Benefits paid	(367)	(510)

Benefit obligation at end of year	$9,523	$9,488
Change in plan assets:
Fair value of plan assets at beginning of year	$8,240	$6,788
Actual return on plan assets	1,127	505
Employer contribution	5	1,457
Benefits paid	(367)	(510)

Fair value of plan assets at end of year	$9,005	$8,240

Reconciliation of funded status:
Benefit obligation at end of year	$9,523	$9,488
Fair value of plan assets at end of year	9,005	8,240

Funded status at end of year	518	1,248

Unrecognized prior service (benefit)		(28)
Unrecognized net actuarial loss		(2,400)

Net amount recognized		$(1,180)

Amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
(In thousands)	2006	2005
Funded status	$(518)	$1,248
Accumulated other comprehensive income	—	(2,400)
Unrecognized prior service benefit	—	(28)

Net amount recognized	$(518)	$(1,180)

The net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 was $160,000, $42,000 and ($10,000), respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
(In thousands)	2006	2005
Projected benefit obligation	$9,523	$9,488
Accumulated benefit obligation	9,523	9,488
Fair value of plan assets	9,005	8,240
Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

	2006	2005
Discount rate	5.60%	5.60%
Rate of compensation increase	4.50%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2006	2005
Discount rate	5.60%	5.85%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%

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

The Company’s pension plan weighted-average asset allocation at December 31, 2006 and 2005 by asset category are as follows:

	Year Ended December 31,
	2006	2005
Equity securities	60%	61%
Debt securities	33%	32%
Other	7%	7%

Total	100%	100%

It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.

The expected cash flows from the Pension Plan for the years 2007 through 2016 is as follows:

(In thousands)	Total
Year
2007	$1,095
2008	1,051
2009	887
2010	924
2011	624
2012 through 2016	3,072

The expected contribution to the Pension Plan in 2007 is $33,600.

Foreign Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The pension expense incurred by the Company related to these plans for the years ended December 31, 2006, 2005 and 2004 was $5,141,000, $4,855,000 and $2,590,000, respectively.

12. Related Party Transactions

Pearson indirectly owns approximately 62% of the Company’s issued and outstanding common stock. The Company is a party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governs the provision of certain services between the parties and their respective subsidiaries and renews annually. Other business arrangements between the Company (and the Company’s subsidiaries) and Pearson (and its subsidiaries) are covered by separate written agreements.

Many of the services provided by Pearson afford the Company administrative convenience and the Company believes the terms of such services are substantially equal to or more favorable to the Company than if the Company had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include (i) administering the 401(k) savings plan (and related excess plans), the UK pension plan, and employee health benefit plans and insurance plans in the US and UK, (ii) use of a back-up disaster recovery site in the UK, (iii) travel services, and (iv) accounting and tax related services for certain of the Company’s subsidiaries, primarily in the UK. In addition to these services, the Company also licenses an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of the Company’s businesses from time to time purchase advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by the Company to Pearson include the provision of financial data and related services. A majority of the charges for services from Pearson and its affiliates to the Company are at cost. With respect to the services the Company provides to Pearson and its affiliates, the Company charges fees that are no less than the fees charged to similar users. The Company believes that the terms and conditions of these transactions are fair and reasonable.

Prior to entering into any service arrangement with Pearson, the Company assesses whether it would be more advantageous to obtain such services from a third party. The Independent Committee of the Company’s Board of Directors, which currently consists of four directors, none of whom are employees of Pearson or the Company, approve the related party services on the Company’s behalf. The agreements governing the related party services are amended from time to time by mutual agreement to address changes in the terms or services provided to or on the Company’s behalf. The Independent Committee approves any material modifications. From time to time, the Company assesses various of the ongoing relationships between the Company and Pearson to determine whether it would be more advantageous to secure any such services outside of Pearson.

There was no material effect on the Company’s financial condition or results of operations as a result of entering into these arrangements. If the services provided to the Company and its affiliates by Pearson or its affiliates were to be terminated, the Company would be required to seek equivalent services in the open market at potentially higher costs.

In 2001, the Company entered into a trademark license agreement with Pearson’s Financial Times Group authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in its businesses. The license grants the Company the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2006, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee of the Company’s Board of Directors approved this agreement on the Company’s behalf. In February 2007, the Company commenced a rebranding campaign and in connection with this campaign, the Company intends to cease active use of the “FT” and “Financial Times” trademarks and logos in its business.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s balance sheet. For the years ended December 31, 2006, 2005 and 2004, the Company recorded revenue of $755,000, $451,000 and $2,563,000, respectively, for services provided to Pearson. For the years ended December 31, 2006, 2005 and 2004, the Company recorded expense of $4,250,000, $3,456,000 and $3,658,000, respectively, for services received from Pearson.

13. Segment Information

The Company operates in two reportable segments by providing financial market data, analytics and related services to financial institutions, active traders, individual investors and investment community professionals worldwide. The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the twelve months ended December 31, 2006, 2005 and 2004.

Segment financial information is as follows:

(In thousands)	2006	%	2005	%	2004	%
Revenue:
Institutional Services	$530,416	87%	$473,020	87%	$429,462	89%
Active Trader Services	81,987	13%	69,847	13%	55,103	11%

Total	$612,403	100%	$542,867	100%	$484,565	100%

Income (loss) from operations:
Institutional Services	$199,991	138%	$180,963	125%	$166,196	132%
Active Trader Services	22,828	16%	16,685	12%	10,472	8%
Corporate and unallocated(1)	(78,254)	(54)%	(53,508)	(37)%	(50,799)	(40)%

Total	$144,565	100%	$144,140	100%	$125,869	100%

Identifiable assets:
Institutional Services	$804,312	73%	$728,332	73%
Active Trader Services	25,582	2%	19,297	2%
Corporate and unallocated(1)	273,910	25%	249,291	25%

Total	$1,103,804	100%	$996,920	100%

(1) Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, stock-based compensation, costs associated with our data center consolidation initiative, and intangible asset amortization.

The Company’s geographic distribution is as follows:

(In thousands)	2006	2005	2004
Revenue:
United States	$445,351	$417,533	$383,713
United Kingdom	64,977	64,820	60,246
All other European countries	89,895	49,552	32,405
Asia Pacific	12,180	10,962	8,201

Total	$612,403	$542,867	$484,565

Long-lived assets:
United States	$577,947	$549,129
United Kingdom	134,025	119,213
All other European countries	71,364	54,416
Asia Pacific	4,678	4,504

Total	$788,014	$727,262

14. Other Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	December 31,
(In thousands)	2006	2005
Unrealized gains on securities (net of tax, $646 as of December 31, 2006 and $343 as of December 31, 2005)	$1,044	$546
Foreign currency translation adjustment	33,578	5,282
Minimum pension liability/unrecognized losses	(1,641)	(2,400)

Total accumulated other comprehensive income	$32,981	$3,428

The components of comprehensive income were as follows:

	December 31,
(In thousands)	2006	2005	2004
Net Income	$93,362	$93,864	$80,271
Unrealized gains on securities (net of tax, $309, $129 and $160 as of December 31, 2006, 2005 and 2004, respectively)	499	204	255
Pension adjustment	759	(106)	391
Foreign currency translation adjustment	28,295	(18,107)	10,424

Total comprehensive income	$122,915	$75,855	$91,341

15. Subsequent Event

On February 16, 2007, the Company announced its Board of Directors authorized and declared a quarterly dividend of $0.125 per share of common stock payable on March 30, 2007 to stockholders of record on March 1, 2007. It is the Company’s intention to pay a regular quarterly dividend of $.125 per share of common stock. The actual declaration of future quarterly dividends, and the establishment of record and payment dates is subject to final determination of the Board of Directors of the Company.

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2006. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2006
Revenue	$143,429	$151,166	$156,670	$161,138	$612,403
Total costs and expenses	111,536	115,797	116,757	123,748	467,838
Income from operations	31,893	35,369	39,913	37,390	144,565
Other income, net	1,193	1,406	1,649	2,118	6,366
Income tax expense	13,264	14,826	14,752	14,727	57,569
Net income	19,822	21,949	26,810	24,781	93,362
Net income per share—basic	$0.21	$0.23	$0.29	$0.27	$1.00
Net income per share—diluted	$0.21	$0.23	$0.28	$0.26	$0.98
Cash dividend paid per common share	$—	$—	$—	$0.80	$0.80

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2005
Revenue	$139,652	$132,998	$134,198	$136,019	$542,867
Total costs and expenses	103,494	97,844	97,281	100,108	398,727
Income from operations	36,158	35,154	36,917	35,911	144,140
Other income, net	1,014	1,165	1,212	1,320	4,711
Income tax expense	13,499	13,897	14,985	12,606	54,987
Net income	23,673	22,422	23,144	24,625	93,864
Net income per share—basic	$0.25	$0.24	$0.25	$0.26	$1.01
Net income per share—diluted	$0.25	$0.23	$0.24	$0.26	$0.98
Cash dividend paid per common share	$—	$—	$0.80	$—	$0.80

Interactive Data Corporation and Subsidiaries

For the Years Ended December 31, 2006, 2005, and 2004

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Write Offs	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2006	$7,894	$8,421	$464A)	$9,886	$6,893
Year Ended December 31, 2005	7,283	6,563	(210)(A)	5,742	7,894
Year Ended December 31, 2004	6,467	7,257	(756)(A)	5,685	7,283

(A) Currency translation adjustments for foreign entities and purchase accounting adjustment associated with an acquisition.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Write Offs	Balance at End of Period
Description
Valuation Allowance
Year Ended December 31, 2006	$12,177	$—	$—	$—	$12,177
Year Ended December 31, 2005	13,353	—	—	1,176	12,177
Year Ended December 31, 2004	12,793	560	—	—	13,353

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance of the Registrant

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

The information concerning the Company’s Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “ Corporate Governance” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or (c)(3).

The information concerning the Company’s Audit Committee required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Audit Committee” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

That portion of our definitive Proxy Statement appearing under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders(1)	10,505,678	$16.33	9,484,670	(2)
Equity Compensation Plans not Approved by Securityholders	—	—	—
Total	10,505,678	$16.33	9,484,670	(2)

(1) These plans consist of our 2000 Long-Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, and our UK Savings Related Share Option Plan.

(2) Represents shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and the UK Savings Related Share Option Plan and shares available for future issuance under our 2000 Long-Term Incentive Plan. The number of shares available under our 2000 Long-Term Incentive Plan is adjusted from time to time. Under such plan, the compensation committee of Board of Directors can grant stock-based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant.

Item 13. Certain Relationships and Related Transactions and Director Independence

That portion of our definitive Proxy Statement appearing under the captions “Related Party Transactions,” and “Independence” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

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

(b). Exhibits

The exhibits to this Form 10-K are listed below.

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)

2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)

2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)

2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)

3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

3.2	Amended and Restated By-laws of Interactive Data Corporation. (Exhibit 3.2 to registrant’s Form 8-A filed on December 19, 2006.)

10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992.)

10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.3 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**

10.5	2004 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)**

10.6	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Non-Employee Directors. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

Exhibit Number	Description of Exhibits

10.7	[Intentionally Omitted]

10.8	Form of Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executives. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)**

10.9	Forms of 2003 and 2004 Deferred Stock Unit Grant for Executive Officers and Non-Employee Directors. (Exhibit 10.21 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**

10.10	Form of Deferred Stock Unit Grant for Non-Employee Director. (Exhibit 99.3 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

10.11	Interactive Data Corporation Compensation Plan for Non-Employee Directors (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed February 22, 2006.)**

10.12	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.13	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.14	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.15	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.16	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.17	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.18	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.19	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

10.20	Amendment No. 2 to Management Services Agreement, dated September 16, 2004. (Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)**

10.21	Amendment No. 3 to Management Services Agreement dated September 16, 2004 (Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)**

10.22	Amendment No. 4 to Management Services Agreement dated September 16, 2004 (Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)**

10.23	Amendment No. 5 to Management Services Agreement effective as of July 1, 2004 (Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)**

10.24	The Pearson Reward Plan (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.25	The Pearson 1988 Executive Share Option Plan (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.26	Rules of the Pearson plc 1992 United States Executive Share Option Plan (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.27	The Pearson 1998 Executive Share Option Plan (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.28	Pearson plc Annual Bonus Share Matching Plan (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.29	Pearson, Inc. Excess Savings and Investment Plan (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

Exhibit Number	Description of Exhibits

10.30	Pearson, Inc. Supplemental Executive Retirement Plan (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.31	Interactive Data Corporation 2005 Executive Management Bonus Plan (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed April 6, 2005)**

10.32	Pearson plc Long-Term Incentive Plan (Exhibit 10.31 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.33	Pearson Inc. Pension Plan (Exhibit 10.32 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.34	Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002 (Exhibit 10.33 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.35	Amendment to Pearson Inc. Pension Plan dated May 30, 2002 (Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.36	Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003 (Exhibit 10.35 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.37	Pearson plc Pension Plan (Exhibit 10.36 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.38	Form of 2006 Non-Qualified Option Grant Certificate for under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executive Officers (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006)**

10.39	Form of 2006 Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan for Executive Officers (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006)**

10.40	2006 Executive Management Bonus Plan (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed May 19, 2006)**

10.41	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed February 22, 2006)

10.42	Andrew J. Hajducky Offer Letter (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed June 13, 2006)**

10.43	2006 Amendment to 2000 Long Term Incentive Plan

10.44	2007 Amendment to 2000 Long Term Incentive Plan

21	Subsidiaries of the registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

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
Stuart J. Clark Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 28, 2007.

Signature	Title

/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer and Director (principal executive officer)

/s/ JOHN MAKINSON John Makinson	Chairman of the Board

/s/ ANDREW J. HAJDUCKY, III Andrew J. Hajducky, III	Chief Financial Officer

/s/ CHRISTINE SAMPSON Christine Sampson	Chief Accounting Officer

/s/ MYRA R. DRUCKER Myra R. Drucker	Director

/s/ WILLIAM ETHRIDGE William Ethridge	Director

/s/ RONA A. FAIRHEAD Rona A. Fairhead	Director

/s/ DONALD P. GREENBERG Donald P. Greenberg	Director

/s/ CASPAR J. A. HOBBS Caspar J. A. Hobbs	Director

/s/ PHILIP J. HOFFMAN Philip J. Hoffman	Director

/s/ ROBERT C. LAMB, JR. Robert C. Lamb, Jr.	Director

/s/ CARL SPIELVOGEL Carl Spielvogel	Director