Form 10-Q
period 2007-03-31
INTERACTIVE DATA CORP/MA/
filed 2007-05-08
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of May 1, 2007 was 93,727,636.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUE	$162,535	$143,429
COSTS AND EXPENSES:
Cost of services	54,494	49,269
Selling, general and administrative	57,059	50,785
Depreciation	5,703	5,285
Amortization	6,467	6,197

Total costs and expenses	123,723	111,536

INCOME FROM OPERATIONS	38,812	31,893
Interest income, net	1,865	1,193

INCOME BEFORE INCOME TAXES	40,677	33,086
Income tax expense	15,058	13,264

NET INCOME	$25,619	$19,822

NET INCOME PER SHARE:
Basic	$0.27	$0.21
Diluted	$0.27	$0.21
Cash dividends paid per common share	$0.125	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,522	93,458
Diluted	96,253	95,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$177,085	$152,449
Marketable securities	43,169	43,296
Accounts receivable, net of allowance for doubtful accounts of $7,842 and $6,893 at March 31, 2007 and December 31, 2006, respectively	99,028	103,041
Prepaid expenses and other current assets	15,345	13,840
Deferred income taxes	2,431	3,164

Total current assets	337,058	315,790

Property and equipment, net	81,279	81,988
Goodwill	537,890	536,049
Intangible assets, net	162,804	168,969
Other assets	1,199	1,008

Total Assets	$1,120,230	$1,103,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$19,310	$25,787
Payable to affiliates	2,386	5,156
Accrued liabilities	65,547	75,053
Income taxes payable	24,686	17,042
Deferred revenue	32,946	27,343

Total current liabilities	144,875	150,381

Deferred tax liabilities	34,863	35,773
Other liabilities	6,549	6,065

Total Liabilities	186,287	192,219

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 99,943,124 shares issued and 93,647,124 shares outstanding at March 31, 2007, and 99,383,182 shares issued and 93,331,182 shares outstanding at December 31, 2006	999	993
Additional paid-in-capital	900,044	887,071
Treasury stock, at cost, 6,296,000 and 6,052,000 shares, at March 31, 2007 and December 31, 2006, respectively	(111,550)	(105,690)
Accumulated other comprehensive income	34,307	32,981
Accumulated earnings	110,143	96,230

Total Stockholders’ Equity	933,943	911,585

Total Liabilities and Stockholders’ Equity	$1,120,230	$1,103,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2006 (Audited)	99,383	$993	$887,071	6,052	$(105,690)
Exercise of stock options and issuance of deferred stock units	472	5	6,704	—	—
Issuance of stock in connection with employee stock purchase plan	88	1	1,436	—	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	1,276	—	—
Stock-based compensation	—	—	3,557	—	—
Purchase of treasury stock	—	—	—	244	(5,860)
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock cash dividends	—	—	—	—	—
Net income	—	—	—	—	—

Balance, March 31, 2007	99,943	$999	$900,044	6,296	$(111,550)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2006 (Audited)	$32,981	$96,230	$911,585	—
Exercise of stock options and issuance of deferred stock units	—	—	6,709	—
Issuance of stock in connection with employee stock purchase plan	—	—	1,437	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	1,276	—
Stock-based compensation	—	—	3,557	—
Purchase of treasury stock	—	—	(5,860)	—
Other comprehensive income (Note 12)	1,326	—	1,326	1,326
Common stock cash dividends	—	(11,706)	(11,706)	—
Net income	—	25,619	25,619	25,619

Balance, March 31, 2007	$34,307	$110,143	$933,943	$26,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$25,619	$19,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,170	11,482
Amortization of discounts and premiums on marketable securities, net	111	53
Deferred income taxes	(895)	(776)
Excess tax benefits from stock-based compensation	(541)	(2,047)
Stock-based compensation	3,557	4,241
Provision for doubtful accounts	949	886
Other non-cash items	—	421
Changes in operating assets and liabilities, net	(2,891)	(4,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,079	29,123
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(4,941)	(6,485)
Purchase of marketable securities	(49,848)	(34,937)
Proceeds from sales and maturities of marketable securities	49,865	27,033
Acquisition of business	—	(32,851)

NET CASH USED IN INVESTING ACTIVITIES	(4,924)	(47,240)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	8,146	6,627
Purchase of treasury stock	(5,860)	(5,617)
Common stock cash dividends	(11,706)	—
Excess tax benefits from stock-based compensation	541	2,047

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,879)	3,057
Effect of change in exchange rates on cash and cash equivalents	360	474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,636	(14,586)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,449	147,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,085	$132,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K filed on February 28, 2007. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of March 31, 2007, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

2. Stock-Based Compensation

Stock-Based Compensation Plans:

Employee Stock Option Plan

In 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 Plan”). Under the 2000 Plan, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 Plan had no termination date. On February 24, 2004, the 2000 Plan was amended to include a termination date of February 22, 2010. The 2000 Plan provides for the discretionary issuance of stock-based awards to our directors, officers, and employees, as well as persons who provide consulting or other services to us. Except with regard to eligible directors and officers required to file report under Section 16 of the Securities Exchange Act of 1934, the exercise price of options granted to eligible participants is determined at the discretion of the compensation committee. Our Board of Directors determines the exercise price of options granted to eligible directors and Section 16 officers. The exercise price for all options granted to date has been equal to the market price of the underlying shares at the date of grant. Options expire ten years from the date of grant and generally vest over a four-year period.

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 Plan. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 499,337 deferred and restricted stock units have been granted as of March 31, 2007. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the three months ended March 31, 2007, we issued a total of 2,252 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the three months ended March 31, 2007, our employees purchased an aggregate of 87,831 shares at an average share price of $16.36. At March 31, 2007, 1,236,281 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 Plan and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (“APB 25”). We adopted SFAS 123(R) using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award. Given we have elected the modified prospective application transition method of adoption, we have not restated any of our historical reported interim or annual earnings reports.

Prior to January 1, 2006, we measured stock-based compensation expense using the intrinsic value method of accounting as prescribed in APB No. 25 and related interpretations, in accounting for our employee stock option and employee stock purchase plan. Under this method, we did not recognize compensation expense on stock options granted to employees when the exercise price of each option was equal to or greater than the market price of the underlying stock on the date of the grant. We disclosed in periods prior to January 1, 2006, the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for employee stock awards and our employee stock purchase plan consistent with the provisions of SFAS 123.

Stock-based compensation expense recognized under SFAS 123(R) is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2007 and 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeiture rates based on our historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

For the three months ended March 31, 2007 and 2006, we recognized stock-based compensation expense under SFAS 123(R) of $3,557,000 ($2,192,000 after tax) and $4,241,000 ($2,540,000 after tax), respectively. The following table presents the stock-based compensation expense:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(In thousands)	(In thousands)
Cost of services	$1,070	$1,387
Selling, general and administrative	2,487	2,854

Stock-based compensation expense before income taxes	$3,557	$4,241
Income tax benefit	1,365	1,701

Stock-based compensation expense after income taxes	$2,192	$2,540

For the three months ended March 31, 2007 and 2006, our pre-tax stock-based compensation expense included $708,000 and $651,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $541,000 and $2,047,000 of excess tax benefits for the three months ended March 31, 2007 and 2006, respectively, have been classified as a financing cash inflow (and corresponding operating cash outflow).

Valuation Assumptions

The estimated fair value of the options granted during 2007 and in prior years was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing price of our common stock on the date of the grant. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend and that the Board had declared the first such dividend. On March 30, 2007, we paid our first quarterly cash dividend of $.125 per share of common stock to stockholders of record as of March 1, 2007. Given this development, commencing with grants awarded in the first quarter of 2007, we began using an expected dividend yield assumption in our Black-Scholes model for the purpose of calculating the fair value of grants. The actual declaration of future quarterly dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 Plan was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk free interest rate	4.7%	4.6%
Weighted average expected term (in years)	4.65	4.65
Weighted average expected volatility	23.9%	29.5%
Expected dividend yield	2.1%	0.0%

The weighted average grant-date fair value of options granted in the three month periods ended March 31, 2007 and 2006 was $5.44 and $7.81, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk free interest rate	5.1%	3.7%-4.6%
Expected term (in years)	.50	.50
Weighted average expected volatility	16.7%	15.9%
Expected dividend yield	2.1%	0.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three month periods ended March 31, 2007 and 2006 was $4.22 and $4.05, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the 2000 Plan for the three months ended March 31, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2007	10,506	$16.33
Granted	25	23.69
Exercised	(463)	(14.47)
Forfeited	(73)	(20.06)
Expired	(3)	(16.61)
Outstanding at March 31, 2007	9,992	$16.41	6.66	$83,353
Vested and unvested expected to vest at March 31, 2007	9,624	$16.26	6.66	$81,662
Exercisable at March 31, 2007	6,446	$14.34	5.62	$67,098

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $4,426,000 and $5,310,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 Plan and 2001 ESPP during the first three months of 2007 and 2006 resulted in cash receipts of $8,146,000 and $6,627,000, respectively. We recognized a tax benefit of $1,276,000 and $2,047,000 for the three months ended March 31, 2007 and 2006, respectively, related to the exercise of stock options and issuances of shares under the 2000 Plan and the 2001 Plan, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under the 2000 Plan for the three months ended March 31, 2007, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2007	396,284	$20.18
Granted	10,496	23.90
Vested	(4,643)	(17.93)
Forfeited	—	—
Unvested at March 31, 2007	402,137	$20.30	2.00	$9,953

As of March 31, 2007, there was $406,000, $15,909,000 and $4,442,000 of total unrecognized compensation expense, net of estimated forfeitures, related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards, respectively, that will be recognized over the weighted average period of 0.9 years for employee stock purchase plan shares, 2.6 years for stock options and 2.0 years for deferred and restricted stock units. The total fair value of all share awards vested during the three months ended March 31, 2007 and 2006 was $2,950,000 and $3,880,000, respectively.

3. Marketable Securities

Investments consist of high-grade municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income as a component of shareholders’ equity.

Marketable securities by security type at March 31, 2007 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$43,175	$(6)	$43,169

Marketable securities by security type at December 31, 2006 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$43,300	$(4)	$43,296

4. Segment Information

We operate in two reportable segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide. We evaluate our segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2007 and 2006.

Segment financial information is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Institutional Services	$140,545	$124,541
Active Trader Services	21,990	18,888

Total	$162,535	$143,429

Income (loss) from operations:
Institutional Services	$57,423	$45,221
Active Trader Services	6,241	5,322
Corporate and Unallocated (1)	(24,852)	(18,650)

Total	$38,812	$31,893

	As of March 31, 2007	As of December 31, 2006
Identifiable assets by geographic area (in thousands):
United States	$776,104	$774,753
United Kingdom	231,501	222,448
All other European countries	92,694	87,554
Asia Pacific	19,931	19,049

Total	$1,120,230	$1,103,804

(1)	Corporate and Unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities, stock-based compensation, costs associated with our data center consolidation initiative, and intangible asset amortization. The increase in loss from operations within the Corporate and Unallocated segment in the first quarter of 2007 was primarily related to the transfer of Corporate related personnel and premises expenses from the Institutional Services segment to the Corporate and Unallocated segment effective January 1, 2007. For comparison purposes, these costs totaled $5,513,000 in the first quarter of 2006 and were included in the Institutional Services segment.

5. Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” and apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid in capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 1,747,459 and 25,000 shares of common stock during the three months ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these stock options were antidilutive during the three months ended March 31, 2007 and 2006, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three months ended March 31, 2007 and 2006 because all such units were dilutive.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$25,619	$19,822
Denominator:
Weighted average shares used to compute basic EPS	93,522	93,458
Effect of dilutive securities:
Stock options	2,536	2,300
Deferred and restricted stock units	195	152
Weighted average shares used to compute diluted EPS	96,253	95,910
Basic EPS	$0.27	$0.21
Diluted EPS	$0.27	$0.21

6. Commitments and Contingencies

We are involved in ordinary, routine litigation from time to time in the ordinary course of business, with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. We do not expect that the outcome of any of these matters will have a material adverse impact on our financial condition or results of operations.

There have been no material changes to our commitments and contingencies since December 31, 2006. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.)

7. Income Taxes

For the three months ended March 31, 2007, our effective tax rate was 37.0% as compared to 40.1% for the three months ended March 31, 2006. The estimated annual effective tax rate for the three months ended March 31, 2007 was 38.4%, excluding discrete tax benefits totaling $554,000 recorded in the first quarter of 2007. The discrete benefits related to the release of state tax reserves of $161,000 which was the result of concluding a state audit, a $297,000 tax benefit from a capital loss carryback to prior years, and realized tax benefits related to stock-based compensation expense of $96,000. The decrease in the quarterly effective tax rate in relation to the prior year quarterly effective rate is attributable to an increase in income generated in lower tax rate jurisdictions and to a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R).

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carryforwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill.

We have historically recognized interest and penalties related to uncertain tax positions in income tax expense and will continue to do so. As of the date of adoption, we had approximately $1,105,000 of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Goodwill and Intangible Assets

Intangible assets consist of the following:

		March 31, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	3.7 years	11,092	(10,824)	268	11,092	(10,817)	275
Computer software and technology	7.8 years	97,652	(61,041)	36,611	97,418	(59,469)	37,949
Customer lists	11.2 years	231,372	(121,171)	110,201	231,223	(116,421)	114,802
Service contracts	23.8 years	17,490	(3,601)	13,889	17,490	(3,435)	14,055
Trademarks	12.8 years	2,500	(665)	1,835	2,500	(612)	1,888

Total		$447,606	$(284,802)	$162,804	$447,223	$(278,254)	$168,969

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/08	$25,021
For year ending 12/31/09	$25,021
For year ending 12/31/10	$25,010
For year ending 12/31/11	$18,436
For year ending 12/31/12	$15,858
For years thereafter	$34,825

The estimated amortization expense of intangible assets during the remainder of the fiscal 2007 is $18,633,000.

The changes in carrying amount of goodwill for the quarter ended March 31, 2007 are as follows (in thousands):

Balance as of December 31, 2006	$536,049
Purchase accounting adjustments related to income taxes	1,155
Impact of change in foreign exchange rates	686

Balance as of March 31, 2007	$537,890

9. Retirement Plans

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees which Pension Plan also includes certain of our US employees. Pension costs are actuarially determined. We fund pension costs attributable to our employees to the extent allowable under IRS regulations. In 2001, we froze the benefits associated with this Pension Plan and no gain or loss was recorded as a result of the curtailment. In 2002, the valuation date for the Pension Plan was changed from September to December. There was no material impact to our financial results as a result of this change.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations and cash flows. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in our December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income. The initial impact of the standard due to unrecognized net actuarial gain and losses is recognized as a component of accumulated other comprehensive loss. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $759,000 at December 31, 2006.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$—	$—
Interest cost	127	129
Expected return on plan assets	(154)	(170)
Amortization of unrecognized prior service costs	1	1
Amortization of unrecognized loss	15	32

Net periodic benefit cost	$(11)	$(8)

In 2007, we expect to contribute $17,700 to fund our obligations under the Pension Plan. As of March 31, 2007, we have not funded any of our 2007 obligations under the Pension Plan.

10. Stockholders’ Equity

In addition to our common stock, we may issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At March 31, 2007, no such stock has been issued.

On October 25, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 2,000,000 shares of common stock. In the first quarter of 2007, we repurchased 244,000 shares of outstanding common stock under this program. As of March 31, 2007, 1,704,000 shares remained available for purchase under this program.

On February 16, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock, payable to stockholders of record as of March 1, 2007. The aggregate dividend of $11,706,000 was paid on March 30, 2007 from our existing cash resources.

11. Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards” Accounting for Income Taxes” No. 109 (“SFAS 109”). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The adoption of FIN 48, effective January 1, 2007, did not significantly impact our financial position, results of operations and cash flow. Refer to Note 7, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that we would receive if we sold an asset or transferred a liability in an orderly transaction between market participants at the measurement date. The guidance of SFAS 157 is to be applied to the first reporting period beginning after November 15, 2007. We are still evaluating whether the adoption of SFAS 157 will have a material impact on our financial position, results of operations and cash flow.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of adopting SFAS 159 on our financial statements, which is effective beginning in the first fiscal year that begins after November 15, 2007.

12. Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Unrealized gains on securities (net of tax, $739 as of March 31, 2007 and $646 as of December 31, 2006)	$1,173	$1,044
Foreign currency translation adjustment	34,775	33,578
Minimum pension liability/unrecognized losses	(1,641)	(1,641)

Total accumulated other comprehensive income	$34,307	$32,981

The components of comprehensive income were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(In thousands)
Net income	$25,619	$19,822
Unrealized gains on securities (net of tax, $81 and $96 as of March 31, 2007 and 2006, respectively)	129	161
Foreign currency translation adjustment	1,197	2,837

Total comprehensive income	$26,945	$22,820

13. Subsequent Events

On April 4, 2007, we announced that we signed an agreement to acquire the assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC, for $25,300,000 in cash. The acquisition which closed on May 1, 2007 was funded from existing cash resources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended March 31, 2007 included herein in Item 1, and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers primarily use our offerings in support of their trading, analysis, portfolio management and valuation activities. We market and license our services either directly or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two business segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients:

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

•

Interactive Data Real-Time Services (formerly ComStock). Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes Interactive Data Managed Solutions, our business which offers customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics (formerly CMS BondEdge). Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently through online brokerage accounts and may earn a substantial portion of their income from trading to be active traders. The Active Trader Services segment is comprised of the following business:

•

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

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can continue to develop enhancements to our existing services and offerings and introduce new services and offerings. We seek to add new or improved features, content or capabilities that will appeal to our current customers as well as attract new customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Deliver High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of Interactive Data Pricing and Reference Data’s expertise in delivering evaluations for fixed income securities and international equity securities and providing other hard-to-obtain information provides unique value to our customers. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions enabled us to cross sell managed market data solutions used to customize financial information systems to our institutional clients. Our March 2006 acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to build a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisition. In first quarter of 2007, 28.6% of our revenue was generated by customers outside of North America versus 25.7% in the first quarter of 2006. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, enhances our ability to further expand our business in this region.

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

Our business has historically generated a high level of recurring revenue and cash flow from operations. In addition to investing in enhancing our infrastructure and operations, we typically seek to invest our financial resources in organic growth initiatives and strategic acquisitions. We return cash to stockholders through stock buyback programs and dividends, in each case at levels and junctures, as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. On March 30, 2007, we paid our first quarterly cash dividend of $0.125 per share to stockholders of record as of March 1, 2007. The actual declaration of future quarterly dividends, and the establishment of record and payment dates, is subject to final determination of our Board of Directors.

Business and Market Trends

During the first quarter of 2007, we experienced market conditions that were consistent with those we experienced during the past several quarters. Throughout this period, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We expect that, although institutional spending on financial market data and related services in 2007 may again increase modestly over 2006 levels, customers will continue to remain focused on controlling spending on such services.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained approximately 95% during the first quarter of 2007, consistent with our experience in each quarter for the past three years.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely. The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate services with us because of a decision to outsource its back office operations to a service bureau or a custodian bank, we often continue to supply our data indirectly to this customer through our relationships with these institutions.

•

Another trend occurring over the past decade is the consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and any impact on our revenue. Additional consolidation activity has the potential to adversely impact our revenue in the future.

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

•

The trading of increasingly complex new financial instruments continues to proliferate. Determining the fair value of these instruments requires specialized expertise, and the firms trading these instruments seek to leverage the efficiencies third-party providers like us have developed to assist them in their valuation of these instruments.

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require real-time market data with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs are contributing to significant growth in market data volumes thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity to address these volume issues.

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. Growth in our Interactive Data Pricing and Reference Data business is also dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, in April 2007, this business added new capabilities that are designed to increase coverage of evaluations for European asset-backed securities and mortgage-backed securities.

Interactive Data Real-Time Services continues to focus on expanding its real-time datafeed business with financial institutions, particularly those firms seeking to utilize low latency real-time data in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure. For example, in March 2007, our Real-Time Services business announced DirectPlus, a new ultra-low latency direct exchange data service designed to provide customers with access to sub-one millisecond data for powering a range of financial applications, including algorithmic trading engines and order management systems.

Growth in the Interactive Data Fixed Income Analytics business continues to be offset by the impact of cancellations mainly resulting from client consolidation activities. We continue to invest in business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers in the United States, Europe and Australia. For example, in addition to focusing on sales of our BondEdge offering, we are also focusing on expanding customer adoption of our new fixed income analytic datafeed service which offers various risk measures in a datafeed format that is designed to meet the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications.

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

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its suite of financial websites. For example, in January 2007, eSignal enhanced the Quote.com website by designing a customized version of the site for investors using cell phones, PDAs and other mobile devices and by launching a UK-specific section of the website that is geared to the information needs of investors in this region.

RESULTS OF OPERATIONS—SELECTED FINANCIAL DATA

	For the Three Months Ended March 31,
(in thousands) (except per share data)	2007	2006	% Change
REVENUE	$162,535	$143,429	13.3%
TOTAL COSTS AND EXPENSES	123,723	111,536	10.9%

INCOME FROM OPERATIONS	38,812	31,893	21.7%
NET INCOME	$25,619	$19,822	29.2%
NET INCOME PER SHARE
Basic	$0.27	$0.21	28.6%
Diluted	$0.27	$0.21	28.6%
Cash dividends paid per common share	$0.125	—	—
Net Cash Provided by Operating Activities	$38,079	$29,123	30.8%

Total revenue increased by $19,106,000, or 13.3%, to $162,535,000 in the first quarter of 2007. This increase is mainly due to revenue growth at our Pricing and Reference Data business and Real Time Services business. In addition, the Quote.com business, which we acquired in March 2006, contributed revenue of $3,177,000 in the first quarter of 2007 compared with $805,000 of revenue in the first quarter of 2006. Foreign exchange had a favorable impact on revenue of $4,416,000 in the first quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Income from operations increased by $6,919,000, or 21.7%, to $38,812,000 in the first quarter of 2007. The Quote.com business contributed $1,474,000 of income from operations in the first quarter of 2007 compared with $277,000 of income from operations in the first quarter of 2006. Also contributing to the increase in income from operations is improved profitability caused by the revenue growth combined with lower incremental stock-based compensation expense, partially offset by higher costs in the first quarter of 2007 compared to the first quarter of 2006. The increased costs are mainly related to higher compensation-related expense, increased data acquisition costs, and higher commissions paid to third parties for distribution of data partially offset by lower stock compensation related expense. Income from operations as a percentage of total revenue was 23.9% in the first quarter of 2007 versus 22.2% in the first quarter of 2006. Foreign exchange had a favorable impact on income from operations of $943,000 in the first quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Net income increased by $5,797,000, or 29.2%, to $25,619,000 in the first quarter of 2007 mainly due to the higher income from operations discussed above and an increase in interest income of $672,000 from higher average cash balances and higher interest rates. We generated basic and diluted net income per share of $0.27 in the first quarter of 2007, compared with basic and diluted net income per share of $0.21 in the first quarter of 2006.

Net cash provided by operating activities increased by $8,956,000, or 30.8%, to $38,079,000 in the first quarter of 2007. The increase in net cash provided by operating activities was primarily due to higher net income as noted above, coupled with an improvement in our working capital in the first quarter of 2007 as compared to the first quarter of 2006.

THREE MONTHS ENDED MARCH 31, 2007 VERSUS THREE MONTHS ENDED MARCH 31, 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data Services	$97,586	$89,772	8.7%
Real-Time Services	30,612	26,678	14.7%
Fixed Income Analytics	8,082	8,091	(0.1)%
Foreign Exchange	4,265	—	—

Total Institutional Services	$140,545	$124,541	12.9%

Active Trader Services:
eSignal	21,839	18,888	15.6%
Foreign Exchange	151	—	—

Total Active Trader Services	21,990	18,888	16.4%

TOTAL REVENUE	$162,535	$143,429	13.3%

Institutional Services

Revenue within the Institutional Services segment increased by $16,004,000, or 12.9%, to $140,545,000 in the first quarter of 2007.

Revenue for the Pricing and Reference Data Services business increased by $7,814,000, or 8.7%, to $97,586,000 in the first quarter of 2007. The revenue increase for the Pricing and Reference Data Services business was attributed primarily to growth in both North America and Europe. Pricing and Reference Data Services’ North American business generated revenue growth of 8.8% due to continued demand for evaluated pricing and reference data services and increased levels of usage-related revenue. Revenue for the European business of Pricing and Reference Data Services increased by 7.2% in the first quarter of 2007 primarily due to increased levels of new sales, lower levels of contract cancellations, and price increases. Revenue in the first quarter of 2007 for the Asia Pacific business of Pricing and Reference Data Services increased 19.8% mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $3,934,000, or 14.7%, to $30,612,000 in the first quarter of 2007 primarily due to increased new business and lower cancellation levels in the real time datafeed business, coupled with growth in new customers in the Managed Solutions business. Also contributing to this increase was the deferral of $1,640,000 in Managed Solutions revenue in the first quarter of 2006 that was subsequently recognized during the remainder of 2006.

Revenue for the Fixed Income Analytics business decreased by $9,000 or 0.1%, to $8,082,000 in the first quarter of 2007. New sales were offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $3,102,000, or 16.4%, to $21,990,000 in the first quarter of 2007. The Quote.com business contributed revenue of $3,177,000 in the first quarter of 2007 versus $805,000 in the first quarter of 2006 or incremental revenue of $2,372,000 in the first quarter of 2007. The increase in revenue within the Active Trader Services segment also reflects a higher number of core eSignal direct subscription terminals, which grew 6.7% to 50,491 in the first quarter of 2007.

Income from Operations

	For the Three Months Ended March 31,
(In thousands)	2007	2006	% Change
Institutional Services	$57,423	$45,221	27.0%
Active Trader Services	6,241	5,322	17.3%
Corporate and Unallocated	(24,852)	(18,650)	(33.3)%

INCOME FROM OPERATIONS	$38,812	$31,893	21.7%

Institutional Services

Income from operations within the Institutional Services segment increased by $12,202,000, or 27.0%, to $57,423,000 in the first quarter of 2007. The increase in income from operations is primarily due to the effect of revenue growth discussed above, partially offset by increased expense mainly due to higher compensation-related expense, increased data acquisition costs, and higher commissions paid to third parties for distribution of data. Additionally, the increase in income from operations within the Institutional services segment was also partially offset by the transfer of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated. These expenses totaled $5,513,000 and are comprised mainly of personnel and premises related expenses. The expenses were transferred, effective January 1, 2007, due to the change in the remit of certain personnel from either a Pricing and Reference Data or a Real-Time Services focus to a more company-wide focus. Foreign exchange within the Institutional Services segment had a favorable impact on income from operations of $1,356,000 in the first quarter of 2007.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $919,000, or 17.3%, to $6,241,000 in the first quarter of 2007. The acquisition of the Quote.com business in March 2006 contributed income from operations of $1,785,000 in the first quarter of 2007 compared with $408,000 of income from operations in the first quarter of 2006. Revenue growth in the core eSignal business, as discussed above, also contributed to the increase in income from operations. The increase in income from operations was partially offset by higher personnel costs mainly associated with annual compensation increases, higher data acquisition expense and increased premises related costs. Foreign exchange within the Active Trader Services segment had an unfavorable impact on income from operations of $19,000 in the first quarter of 2007.

Corporate and Unallocated

Corporate and Unallocated loss from operations increased by $6,202,000, or 33.3%, to $24,852,000 in the first quarter of 2007, principally due to the transfer effective January 1, 2007 of $5,513,000 of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated as discussed above in Institutional Services. Higher compensation-related costs, coupled with higher consulting and bad debt expense also contributed to this increase in loss from operations. Additionally, Corporate and Unallocated loss from operations increased due to higher depreciation expense primarily associated with the move and build-out of our corporate headquarters in Bedford, Massachusetts and higher amortization expense, related to the acquisition of the Quote.com business. This increase in loss from operations was partially offset by lower stock compensation expense in the first quarter of 2007 compared with the first quarter of 2006. Foreign exchange within Corporate and Unallocated had an unfavorable impact on loss from operations of $394,000 in the first quarter of 2007.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income by the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our annual effective tax rate. For the three months ended March 31, 2007, our effective tax rate was 37.0% as compared to 40.1% for the three months ended March 31, 2006. The estimated annual tax effective rate for the three months ended March 31, 2007 was 38.4%, excluding discrete tax benefits totaling $554,000 that were recorded in the first quarter of 2007. The discrete benefits include $161,000 related to the release of tax reserves upon the conclusion of a state audit, $297,000 related to a Capital Loss Carryback to prior years, and $96,000 related to stock-based compensation expense. The decrease in the effective tax rate was primarily attributable to an increase in income generated in lower tax rate jurisdictions and to a reduction in non-deductible stock-based compensation expenses for incentive stock options under SFAS 123(R). An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of the stock by the grantee.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $ 9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill.

We have historically recognized interest and penalties related to uncertain tax positions in income tax expense and will continue to do so. As of the date of adoption, we have approximately $1,105,000 of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities. We also use cash to fund working capital requirements and acquisitions and to support business growth initiatives. We continue to generate cash from operations and believe we remain in a strong financial position, with resources available for reinvestment in our existing businesses and strategic acquisitions.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash flow provided by (used in):
Operating activities	$38,079	$29,123
Investing activities	(4,924)	(47,240)
Financing activities	(8,879)	3,057
Effect of exchange rates on cash balances	360	474

Increase / (decrease) in cash and cash equivalents	$24,636	$(14,586)

Operating Activities

Net cash provided by operating activities increased by $8,956,000, or 30.8%, to $38,079,000 in the first quarter of 2007. The increase in net cash provided by operating activities was mainly due to higher net income of $5,797,000 in the first quarter of 2007 compared with the first quarter of 2006. This is coupled with an improvement in our working capital of $2,068,000 in the first three months of 2007 compared with the first three months of 2006.

Investing Activities

Capital expenditures decreased by $1,544,000 or 23.8% to $4,941,000 in the first quarter of 2007 due mainly to higher capital spending in the first quarter of 2006 associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts.

In 2007, we expect to spend from $35,000,000 to $37,000,000 in capital expenditures mainly related to investments in our underlying infrastructure to expand the capacity of our data centers and to further automate key processes and other activities associated with enhancing the flexibility and robustness of our fixed income evaluation and reference data platforms.

In the first three months of 2007, we purchased municipal bonds of $49,848,000 with maturities greater than 90 days but less than one year and had matured or sold $49,865,000 of municipal bonds with maturities greater than 90 days but less than one year.

Financing Activities

In the first three months of 2007, we utilized $5,860,000 to repurchase 244,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2007, we received $8,146,000 from the exercise of options to purchase 472,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 88,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. On March 30, 2007, we paid a quarterly dividend of $0.125 per common share. The dividend was declared by the Board of Directors on February 16, 2007 and was payable to stockholders of record as of March 1, 2007. The aggregate dividend totaled $11,706,000 and was paid from existing cash resources.

In the first three months of 2006, we utilized $5,617,000 to repurchase 248,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2006, we received $6,627,000 from the exercise of options to purchase 443,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 67,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2006.

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

There have been no material changes to our commitments and contingencies since December 31, 2006. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.)

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

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards” Accounting for Income Taxes” No. 109 (“SFAS 109”). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The adoption of FIN 48, effective January 1, 2007, did not significantly impact our financial position, results of operations and cash flow. Refer to Note 7, Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability in an orderly transaction between market participants at the measurement date. The guidance of SFAS 157 shall be applied to the first reporting period beginning after November 15, 2007. We are still evaluating whether the adoption of SFAS 157 will have a material impact on our financial position, results of operations and cash flow.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of adopting SFAS 159 on our financial statements, which is effective beginning in the first fiscal year that begins after November 15, 2007.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations and cash flows or projections, as well as those appearing under the heading “Outlook,” our statements about expected market conditions, our expected growth and profitability, and planned product and service developments, and acquisitions; our statements related to any potential future stock repurchase transactions, including our intention to repurchase shares of our common stock from time to time under the stock repurchase program, the source of funding for the stock repurchase program, as well as the timing, nature and financial impact of any such transactions related to the stock buyback program; and statements related to dividends, including the timing, nature and financial impact of issuing any dividends. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of financial market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost-containment pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all; (x) our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into; (xi) the regulatory requirements applicable to our business and many of our customers, including our Interactive Data Pricing and Reference Data subsidiary, which is a registered investment adviser; (xii) our ability to attract and retain key personnel; and (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on our financial position, results of operations and cash flows.

Total revenue for the three months ended March 31, 2007 and 2006 and long lived assets as of March 31, 2007 and December 31, 2006 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
United Kingdom	$16,555	$15,469
All other European countries	26,281	18,057
Asia Pacific	3,594	3,280

Total	$46,430	$36,806

	As of March 31, 2007	As of December 31, 2006
Long-Lived Assets:
United Kingdom	$133,479	$134,025
All other European countries	72,621	71,364
Asia Pacific	4,746	4,678

Total	$210,846	$210,067

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2007. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding risk factors appears under Item 1A “Risk Factors” and in Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (1)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	80,000	$23.82	80,000	1,868,000
February 1, 2007 to February 28, 2007	76,000	$23.69	76,000	1,792,000
March 1, 2007 to March 31, 2007	88,000	$24.49	88,000	1,704,000

Total	244,000	$24.02	244,000

(1)	On October 25, 2006, our Board of Directors authorized a buyback program for the repurchase of up to 2,000,000 shares of common stock. In the first quarter of 2007, we repurchased 244,000 shares of outstanding common stock under this program and as of March 31, 2007, there remained 1,704,000 shares available for purchase under this program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion.
(2)	No shares have been purchased in the first quarter of 2007 other than through our publicly announced stock repurchase program.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 8, 2007	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: May 8, 2007	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer