Form 10-Q
period 2007-06-30
INTERACTIVE DATA CORP/MA/
filed 2007-08-08
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 1, 2007 was 94,308,835.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$169,968	$151,166	$332,503	$294,595
COSTS AND EXPENSES:
Cost of services	54,733	49,196	109,227	98,465
Selling, general and administrative	59,518	54,767	116,577	105,552
Depreciation	5,263	5,336	10,966	10,621
Amortization	6,474	6,498	12,941	12,695

Total costs and expenses	125,988	115,797	249,711	227,333

INCOME FROM OPERATIONS	43,980	35,369	82,792	67,262
Interest income, net	2,062	1,406	3,927	2,599

INCOME BEFORE INCOME TAXES	46,042	36,775	86,719	69,861
Income tax expense	16,901	14,826	31,959	28,090

NET INCOME	$29,141	$21,949	$54,760	$41,771
NET INCOME PER SHARE:
Basic	$0.31	$0.23	$0.58	$0.45
Diluted	$0.30	$0.23	$0.57	$0.44
Cash dividends paid per common share	$0.125	$—	$0.25	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,134	93,510	93,828	93,484
Diluted	97,217	95,815	96,735	95,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,997	$152,449
Marketable securities	50,889	43,296
Accounts receivable, net of allowance for doubtful accounts of $8,277 and $6,893 at June 30, 2007 and December 31, 2006, respectively	103,721	103,041
Prepaid expenses and other current assets	18,806	13,840
Deferred income taxes	2,817	3,164

Total current assets	340,230	315,790

Property and equipment, net	82,817	81,988
Goodwill	553,553	536,049
Intangible assets, net	170,714	168,969
Other assets	743	1,008

Total Assets	$1,148,057	$1,103,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$17,849	$25,787
Payable to affiliates	2,577	5,156
Accrued liabilities	68,587	75,053
Income taxes payable	12,066	17,042
Deferred revenue	34,981	27,343

Total current liabilities	136,060	150,381
Deferred tax liabilities	34,524	35,773
Other liabilities	7,056	6,065

Total Liabilities	177,640	192,219

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 100,837,526 shares issued and 94,319,726 shares outstanding at June 30, 2007, and 99,383,182 shares issued and 93,331,182 shares outstanding at December 31, 2006	1,007	993
Additional paid-in-capital	918,916	887,071
Treasury stock, at cost, 6,517,800 and 6,052,000 shares, at June 30, 2007 and December 31, 2006 respectively	(117,695)	(105,690)
Accumulated other comprehensive income	40,792	32,981
Accumulated earnings	127,397	96,230

Total Stockholders’ Equity	970,417	911,585

Total Liabilities and Stockholders’ Equity	$1,148,057	$1,103,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
Balance, December 31, 2006 (Audited)	99,383	$993	$887,071	6,052	$(105,690)
Exercise of stock options and issuance of deferred stock units	1,351	13	18,586	—	—
Issuance of stock in connection with employee stock purchase plan	104	1	1,669	—	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	5,034	—	—
Stock-based compensation	—	—	6,462	—	—
Purchase of treasury stock	—	—	—	466	(12,005)
Other comprehensive income (Note 13)	—	—	—	—	—
Common stock dividends paid	—	—	94	—	—
Net income	—	—	—	—	—

Balance June 30, 2007	100,838	$1,007	$918,916	6,518	$(117,695)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2006 (Audited)	$32,981	$96,230	$911,585	—
Exercise of stock options and issuance of deferred stock units	—	—	18,599	—
Issuance of stock in connection with employee stock purchase plan	—	—	1,670	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	5,034	—
Stock-based compensation	—	—	6,462	—
Purchase of treasury stock	—	—	(12,005)	—
Other comprehensive income (Note 13)	7,811	—	7,811	7,811
Common stock dividends paid	—	(23,593)	(23,499)	—
Net income	—	54,760	54,760	54,760

Balance June 30, 2007	$40,792	$127,397	$970,417	$62,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$54,760	$41,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,907	23,316
Amortization of discounts and premiums on marketable securities, net	290	130
Deferred income taxes	(999)	(1,298)
Excess tax benefits from stock-based compensation	(2,802)	(2,488)
Stock-based compensation	6,462	7,983
Provision for doubtful accounts	1,384	746
Other non-cash items	2,011	537
Changes in operating assets and liabilities, net	(16,860)	1,485

NET CASH PROVIDED BY OPERATING ACTIVITIES	68,153	72,182
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(13,533)	(15,785)
Purchase of marketable securities	(89,395)	(71,293)
Proceeds from sales and maturities of marketable securities	81,516	58,104
Acquisition of business	(25,123)	(32,861)

NET CASH USED IN INVESTING ACTIVITIES	(46,535)	(61,835)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	20,269	9,304
Purchase of treasury stock	(12,005)	(25,205)
Common stock cash dividends	(23,499)	—
Excess tax benefits from stock-based compensation	2,802	2,488

NET CASH USED IN FINANCING ACTIVITIES	(12,433)	(13,413)
Effect of change in exchange rates on cash and cash equivalents	2,363	3,331

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,548	265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,449	147,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,997	$147,633

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

As of June 30, 2007, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

2. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by shareholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. Except with regard to eligible directors and officers required to file reports under Section 16 of the Securities Exchange Act of 1934 (“Section 16 Officers”), the exercise price of options granted to eligible participants is determined at the discretion of the Compensation Committee. Our Board of Directors determines the exercise price of options granted to eligible directors. The Compensation Subcommittee, a subcommittee of the Compensation Committee comprised solely of independent directors, determines the exercise price of options granted to Section 16 Officers and certain other members of senior management. The exercise price for all options granted to date has been equal to the market price of the underlying common shares at the date of grant. Options expire ten years from the date of grant and generally vest over a four-year period.

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 501,038 deferred and restricted stock units have been granted as of June 30, 2007. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the six months ended June 30, 2007, we issued a total of 8,385 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the six months ended June 30, 2007, our employees purchased an aggregate of 103,417 shares at an average share price of $16.15. At June 30, 2007, 1,220,695 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

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

Stock-based compensation expense recognized under SFAS 123(R) is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2007 and 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

For the three months and six months ended June 30, 2007 and 2006, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cost of services	$1,020	$1,372	$2,090	$2,759
Selling, general and administrative	1,885	2,370	4,372	5,224

Stock-based compensation expense before income taxes	$2,905	$3,742	$6,462	$7,983
Income tax benefit	1,059	1,509	2,424	3,210

Stock-based compensation expense after income taxes	$1,846	$2,233	$4,038	$4,773

For the three months ended June 30, 2007 and 2006, our pre-tax stock-based compensation expense included $248,000 and $444,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25. For the six months ended June 30, 2007 and 2006, our pre-tax stock-based compensation expense included $956,000 and $1,095,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $2,802,000 and $2,488,000 of excess tax benefits for the six months ended June 30, 2007 and 2006, respectively have been classified as a financing cash inflow (and corresponding operating cash outflow).

Valuation Assumptions

The estimated fair value of the options granted during 2007 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. On March 30, 2007 and June 27, 2007, we paid our first and second quarterly cash dividends of $0.125 per share of common stock to stockholders of record as of March 1, 2007 and June 7, 2007, respectively. Therefore, commencing with grants awarded in the first quarter of 2007, we began using an expected dividend yield assumption in our Black-Scholes model for the purpose of calculating the fair value of grants. Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the applicable quarter and dividing that result by the closing price of our common stock on the declaration date of the dividend. The actual declaration of future quarterly dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk free interest rate	4.5%-4.7%	4.6%-5.1%
Weighted average expected term (in years)	4.9	4.7
Weighted average expected volatility	24.2%	26.9%
Expected dividend yield	2.0%	0.0%

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Risk free interest rate	4.5%	5.0%-5.1%
Weighted average expected term (in years)	5.0	4.7
Weighted average expected volatility	24.4%	26.6%
Expected dividend yield	2.0%	0.0%

The weighted average grant-date fair value of options granted in the three month period ended June 30, 2007 and 2006 was $7.11 and $6.65, respectively. The weighted average grant-date fair value of options granted in the six month period ended June 30, 2007 and 2006 was $6.42 and $6.78, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three and Six Months Ended June 30, 2007	Three and Six Months Ended June 30, 2006
Risk free interest rate	5.1%	3.7%-4.6%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	16.7%	15.9%
Expected dividend yield	2.1%	0.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three and six month period ended June 30, 2007 and 2006 was $4.22 and $4.05, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the six months ended June 30, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2007	10,506	$16.33
Granted	60	26.98
Exercised	(1,317)	(14.19)
Forfeited	(164)	(20.06)
Expired	(5)	(15.34)

Outstanding at June 30, 2007	9,080	$16.64	6.52	$92,121
Vested and unvested expected to vest at June 30, 2007	8,765	$16.51	6.52	$90,094
Exercisable at June 30, 2007	5,947	$14.66	5.89	$72,049

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing common stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $12,345,000 and $1,501,000, respectively, determined as of the date of exercise. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $16,771,000 and $6,811,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and 2001 ESPP during the first six months of 2007 and 2006 resulted in cash receipts of $20,269,000 and $9,304,000, respectively. We recognized a tax benefit of $5,034,000 and $2,488,000 for the six months ended June 30, 2007 and 2006, respectively, related to the exercise of stock options, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the six months ended June 30, 2007, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2007	396,284	$20.18
Granted	12,197	24.34
Vested	(4,677)	(18.00)
Forfeited	(33,911)	(13.72)

Unvested at June 30, 2007	369,893	$20.93	1.84	$9,906

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at June 30, 2007 related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures).	$354,000	$13,594,000	$3,485,000
Weighted average period remaining (in years)	1.72	2.45	1.84

The total fair value of all share awards vested during the three months ended June 30, 2007 and 2006 was $2,529,000 and $4,405,000, respectively. The total fair value of all share awards vested during the six months ended June 30, 2007 and 2006 was $5,479,000 and $8,284,000, respectively.

3. Acquisitions

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of June 30, 2007, $281,000 of these transaction costs have been paid. We expect the majority of the remaining costs to be paid by June 30, 2008.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values as determined by management with the assistance of an independent third-party appraiser. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.6 years. The weighted average amortization period by major asset class is: customer lists 11.0 years; securities database 8.0 years and trademark 2.0 years. Total tax-deductible goodwill resulting from the acquisition is $11,006,000. Given the potential for future adjustments to the accrued acquisition costs, the purchase price allocation is preliminary. Our financial statements include the results of operations of Xcitek and Xcitax subsequent to the acquisition date.

Xcitek’s market data business provides a broad range of North American corporate actions data, including reorganization information, as well as cost basis and class action data. This business will be integrated into our Interactive Data Pricing and Reference Data business.

The acquisition was accounted for as follows (in thousands):

Assets:
Accounts receivable, net	$1,861
Prepaid expenses and other current assets	10
Customer list	12,200
Securities database	1,600
Trademark	100
Deferred tax assets, net	754
Other assets	12
Goodwill	12,093

$28,630

Liabilities:
Accounts payable	$19
Accrued liabilities	44
Deferred revenue	1,604
Accrued acquisition costs	1,840

$3,507

Total Purchase Price	$25,123

4. Marketable Securities

Investments consist of high-grade municipal bonds that are more than 90 days in maturity but less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income as a component of shareholders’ equity.

Marketable securities by security type at June 30, 2007 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$50,890	$(1)	$50,889

Marketable securities by security type at December 31, 2006 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal Bonds	$43,300	$(4)	$43,296

5. Segment Information

We operate in two reportable segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide. We evaluate our segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and six months ended June 30, 2007 and 2006.

Segment financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Institutional Services	$147,876	$131,124	$288,421	$255,665
Active Trader Services	22,092	20,042	44,082	38,930

Total	$169,968	$151,166	$332,503	$294,595

Income (loss) from operations:
Institutional Services	$62,208	$49,985	$119,631	$95,208
Active Trader Services	6,721	4,678	12,962	9,998
Corporate and unallocated (1)	(24,949)	(19,294)	(49,801)	(37,944)

Total	$43,980	$35,369	$82,792	$67,262

	As of June 30, 2007	As of December 31, 2006
Identifiable assets by geographic area (in thousands):
United States	$781,555	$774,753
United Kingdom	250,702	222,448
All other European countries	95,049	87,554
Asia Pacific	20,751	19,049

Total	$1,148,057	$1,103,804

(1)	Corporate and Unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization. The increase in loss from operations within the Corporate and Unallocated segment in the three and six month periods ended June 30, 2007 from the corresponding periods in the preceding year was primarily related to the transfer of Corporate related personnel and premises expenses from the Institutional Services segment to the Corporate and Unallocated segment effective January 1, 2007. For comparison purposes, these costs totaled $5,015,000 and $10,528,000 for the three months and six months, respectively, as of June 30, 2006 and were included in the Institutional Services segment.

6. Earnings Per Share

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

Stock options representing the right to acquire 35,000 and 3,059,057 shares of common stock during the three months ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 152,224 and 2,026,633 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these stock options were antidilutive during the three months and six months ended June 30, 2007 and 2006, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three and six months ended June 30, 2007 and 2006 because all such units were dilutive.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$29,141	$21,949	$54,760	$41,771

Denominator:
Weighted average shares used to compute basic EPS	94,134	93,510	93,828	93,484
Effect of dilutive securities:
Stock options	2,882	2,165	2,709	2,233
Deferred and restricted stock units	201	140	198	146

Weighted average shares used to compute diluted EPS	97,217	95,815	96,735	95,863
Basic EPS	$0.31	$0.23	$0.58	$0.45
Diluted EPS	$0.30	$0.23	$0.57	$0.44

7. Commitments and Contingencies

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

8. Income Taxes

For the six months ended June 30, 2007, our effective tax rate was 36.85% as compared to 40.21% for the six months ended June 30, 2006. Discrete tax items had a favorable impact of 0.66% on the effective tax rate for the six months ended June 30, 2007. In the first quarter of 2007, we recorded the following discrete tax benefits: (i) $161,000 in connection with the conclusion of a state tax audit and the related release of state tax reserves, (ii) $297,000 relating to a capital loss carryback to prior years, and (iii) $96,000 relating to stock-based compensation expense. In the second quarter of 2007, we recorded the following discrete items: (i) $245,000 resulting from interest expense on tax reserves for uncertain tax positions,

(ii) $173,000 in realized tax benefits relating to stock-based compensation expense, and (iii) a discrete tax benefit of $88,000 resulting from a reduction to net deferred tax liabilities at June 30, 2007 as a result of a state tax law change. The decrease in the second quarter 2007 effective tax rate as compared to the second quarter 2006 effective rate is attributable to (i) an increase in income generated in lower tax jurisdictions, (ii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iii) a decrease in the state effective tax rate due to changes in a state’s tax law which became effective in the second quarter of 2007, retroactive to January 1, 2007.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Standards Accounting Board Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in a reduction of goodwill. We anticipate we will release approximately $1,064,000 in tax reserves within the next twelve months for uncertain tax positions due to the expiration of the statute of limitations in various tax jurisdictions.

We have historically recognized interest and penalties related to uncertain tax positions in income tax expense and will continue to do so. As of January 1, 2007, the date of adoption, we have approximately $1,105,000 of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

9. Goodwill and Intangible Assets

Intangible assets consist of the following:

		June 30, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	4.2 years	12,692	(10,865)	1,827	11,092	(10,817)	275
Computer software and technology	7.8 years	98,251	(62,893)	35,358	97,418	(59,469)	37,949
Customer lists	11.2 years	243,814	(125,876)	117,938	231,223	(116,421)	114,802
Service contracts	23.8 years	17,490	(3,767)	13,723	17,490	(3,435)	14,055
Trademarks	12.4 years	2,600	(732)	1,868	2,500	(612)	1,888

Total		$462,347	$(291,633)	$170,714	$447,223	$(278,254)	$168,969

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/08	$26,926
For year ending 12/31/09	$26,908
For year ending 12/31/10	$26,932
For year ending 12/31/11	$20,379
For year ending 12/31/12	$17,789
For years thereafter	$38,582

The estimated amortization expense of intangible assets during the remainder of the fiscal 2007 is $13,198,000.

The changes in carrying amount of goodwill for the quarter ended June 30, 2007 are as follows (in thousands):

Balance as of December 31, 2006	$536,049
Goodwill acquired during the year	12,093
Purchase accounting adjustments related to income taxes	1,169
Impact of change in foreign exchange rates	4,242

Balance as of June 30, 2007	$553,553

10. Retirement Plans

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations and cash flows. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in our December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income. The initial impact of the standard due to unrecognized net actuarial gains and losses is recognized as a component of accumulated other comprehensive income. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $759,000 at December 31, 2006.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	128	115	256	244
Expected return on plan assets	(148)	(148)	(303)	(318)
Amortization of unrecognized prior service costs	1	1	1	2
Amortization of unrecognized loss	24	35	40	67

Net periodic benefit cost	$5	$3	$(6)	$(5)

In 2007, we expect to contribute $116,000 to fund our obligations under the Pension Plan. As of June 30, 2007, we have not funded any of our 2007 obligations under the Pension Plan.

Foreign Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. In the third quarter of 2007, the Company expects to make a special funding payment of approximately $4,800,000, which will be an advance on future contributions.

11. Stockholders’ Equity

In addition to our common stock, we may issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At June 30, 2007, no such stock has been issued.

On October 25, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 2,000,000 shares of common stock. In the second quarter of 2007, we repurchased 221,800 shares of outstanding common stock under this program. As of June 30, 2007, 1,482,200 shares remained available for purchase under this program.

On February 16, 2007, our Board of Directors declared a dividend of $0.125 per share of common stock, payable to stockholders of record as of March 1, 2007. The aggregate dividend of $11,706,000 was paid on March 30, 2007 from our existing cash resources.

On May 24, 2007, our Board of Directors declared a dividend of $0.125 per share of common stock, payable to stockholders of record as of June 7, 2007. The aggregate dividend of $11,793,000 was paid on June 27, 2007 from our existing cash resources.

12. Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. The adoption of FIN 48 did not materially impact the company’s financial position, results of operations or cash flows. Refer to Note 8, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS 157.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items and the potential impact of such an election.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the company in 2008. We are currently evaluating the potential impact of adopting EITF 06-11.

13. Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Unrealized gain on securities (net of tax, $928 as of June 30, 2007 and $646 as of December 31, 2006)	$1,469	$1,044
Foreign currency translation adjustment	40,964	33,578
Minimum pension liability/unrecognized losses	(1,641)	(1,641)

Total accumulated other comprehensive income	$40,792	$32,981

The components of comprehensive income was as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(In thousands)
Net Income	$54,760	$41,771
Unrealized gain on securities (net of tax, $268 and $40 as of June 30, 2007 and 2006, respectively)	425	67
Foreign currency translation adjustment	7,386	15,970

Total comprehensive income	$62,571	$57,808

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(In thousands)
Net Income	$29,141	$21,949
Unrealized gain/(loss) on securities (net of tax, $187 and $(56) as of June 30, 2007 and 2006, respectively)	296	(94)
Foreign currency translation adjustment	6,189	13,133

Total comprehensive income	$35,626	$34,988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2007 included herein in Item 1, and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations, such as service bureaus and custodian banks. The Institutional Services segment is composed of the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients:

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

•

Interactive Data Real-Time Services (formerly ComStock). Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes Interactive Data Managed Solutions business which offers customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics (formerly CMS BondEdge). Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently through online brokerage accounts and seek to earn a substantial portion of their income from trading. The Active Trader Services segment is composed of the following business:

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

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest customers and third-party redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we strive to develop enhancements to our existing services and offerings and introduce new services and offerings. We seek to add new or improved features, content or capabilities that will appeal to our current customers as well as attract new customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Deliver High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of Interactive Data Pricing and Reference Data’s expertise in delivering evaluations for fixed income securities and international equity securities and providing other hard-to-obtain information provides significant value to our customers. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery. For example, our acquisition of the Xcitek market data business will enable us to augment the corporate actions content that our Interactive Data Pricing and Reference Data business collects, processes and delivers to its customers worldwide, with additional North American corporate actions data, including reorganization information, as well as cost basis and class action data.

2.

Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, our acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions enables us to sell managed market data solutions used to customize financial information systems to our institutional clients. Our acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to build a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisition. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe and Asia each represent attractive opportunities for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, enhances our ability to further expand our business in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support all of our businesses and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. In addition to investing in enhancing our infrastructure and operations, we typically seek to invest our financial resources in organic growth initiatives and strategic acquisitions. We return cash to stockholders through stock buyback programs and dividends, in each case at levels and at such times, as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. We have since paid two quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000

Business and Market Trends

During the second quarter of 2007, we experienced market conditions that were largely consistent with those we experienced during the past several quarters. We expect that institutional spending on financial market data and related services in 2007 will likely accelerate modestly over 2006 levels as customers spend prudently on such services.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained approximately 95% during the second quarter of 2007, consistent with our experience in each quarter for the past three years.

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

•

Over the past decade there has been a consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and any impact on our revenue. Additional consolidation activity has the potential to adversely impact our revenue in the future.

•

Increased regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the reliable delivery of real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their regulatory compliance obligations.

•

The issuance of increasingly complex financial instruments continues to proliferate. Determining the fair value of these instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with third-party providers like us who can assist them in their valuation of these instruments.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, sales to new customers. Growth in our Interactive Data Pricing and Reference Data business is also dependent, in large part, on our ability to continue the expansion of our data offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, in June 2007, this business introduced a new service that will automate the delivery of independent valuations of interest rate swaps. In addition, our May 2007 acquisition of the Xcitek and Xcitax market data business, enabled us to augment the corporate actions content that we offer to clients.

Interactive Data Real-Time Services continues to focus on expanding its real-time datafeed business with financial institutions, particularly firms such as hedge funds seeking to utilize low latency real-time data in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and infrastructure. For example, in June 2007, Interactive Data Managed Solutions introduced MiFID Advisor Suite, a customizable, web-based offering that is designed to help financial advisors more efficiently comply with elements of a new European regulatory mandate and develop strategies for improving the quality of their investment advice.

Growth in the Interactive Data Fixed Income Analytics business continues to be offset by the impact of cancellations mainly resulting from client consolidation activities. We continue to invest in business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers in the United States, Europe and Australia. For example, in addition to focusing on sales of our BondEdge offering, we are also focusing on expanding customer adoption of our new fixed income analytic datafeed service, Analytix DirectSM which offers various risk measures in a datafeed format that is designed to meet the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications.

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

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its suite of financial websites. For example, recently eSignal further enhanced the Quote.com website by providing users with an optional international start page for Australia, Canada, China, France, Germany, Hong Kong, India, Singapore or Spain, in addition to the existing choices of a United States or United Kingdom start page.

RESULTS OF OPERATIONS—SELECTED FINANCIAL DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	% Change	2007	2006	% Change
REVENUE	$169,968	$151,166	12.4%	$332,503	$294,595	12.9%
TOTAL COSTS AND EXPENSES	125,988	115,797	8.8%	249,711	227,333	9.8%

INCOME FROM OPERATIONS	43,980	35,369	24.3%	82,792	67,262	23.1%
NET INCOME	$29,141	$21,949	32.8%	$54,760	$41,771	31.1%
NET INCOME PER SHARE
Basic	$0.31	$0.23	34.8%	$0.58	$0.45	28.9%
Diluted	$0.30	$0.23	30.4%	$0.57	$0.44	29.5%
Cash dividends paid per common share	$0.125	—	—	$0.25	—	—
Net Cash Provided by Operating Activities	—	—	—	$68,153	$72,182	(5.6%)

Total revenue increased by $18,802,000, or 12.4%, to $169,968,000 in the second quarter of 2007. This increase is mainly due to revenue growth at our Pricing and Reference Data, Real Time Services, and eSignal businesses. In addition, the Xcitek business, which we acquired in May 2007, contributed revenue of $1,118,000 in the second quarter of 2007. Foreign exchange had a favorable impact on revenue of $3,831,000 in the second quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Total revenue increased by $37,908,000, or 12.9%, to $332,503,000 in the first six months of 2007. This increase is mainly due to revenue growth at our Pricing and Reference Data, Real Time Services, and eSignal businesses. The acquisition of the Xcitek business contributed revenue of $1,118,000 in the first six months of 2007. In addition, the Quote.com business, which we acquired in March 2006, contributed incremental revenue of $2,335,000 in the first six months of 2007. Foreign exchange had a favorable impact on revenue of $8,262,000 in the first six months of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Income from operations increased by $8,611,000, or 24.3%, to $43,980,000 in the second quarter of 2007. The increase in income from operations is primarily due to improved profitability caused by the above-mentioned revenue growth, combined with lower stock-based compensation expense. The Quote.com business contributed $1,609,000 of income from operations in the second quarter of 2007 compared with $990,000 of income from operations in the second quarter of 2006. The acquisition of the Xcitek business contributed income from operations of $69,000. The increase in income from operations is partially offset by higher costs in the second quarter of 2007 compared to the second quarter of 2006. The increased costs are mainly related to higher compensation-related expense, increased data acquisition costs, and higher commissions paid to third parties for distribution of data, partially offset by lower bad debt and consulting expense. Income from operations as a percentage of total revenue was 25.9% in the second quarter of 2007 versus 23.4% in the second quarter of 2006. Foreign exchange had a favorable impact on income from operations of $875,000 in the second quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Income from operations increased by $15,530,000, or 23.1%, to $82,792,000 in the first six months of 2007. The increase in income from operations is primarily due to improved profitability due to the revenue growth referred to above, combined with lower stock-based compensation expense. The Quote.com business contributed $3,082,000 of income from operations in the first six months of 2007 compared with $1,267,000 of income from operations in the first half of 2006. The acquisition of the Xcitek business contributed income from operations of $69,000. This increase in income from operations is partially offset by higher costs in the first half of 2007 compared to the first half of 2006. The increase in costs are mainly related to higher compensation-related expense, increased data acquisition costs, higher commissions paid to third parties for distribution of data, and the unfavorable impact of foreign exchange on the revaluation of foreign currency bank balances, partially offset by lower bad debt and consulting expense. Income from operations as a percentage of total revenue was 24.9% in the first six months of 2007 versus 22.8% in the first six months of 2006. Foreign exchange had a favorable impact on income from operations of $1,828,000 in the second quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Net income increased by $7,192,000, or 32.8%, to $29,141,000 in the second quarter of 2007 mainly due to the higher income from operations discussed above, coupled with a decrease in the effective tax rate to 36.7% in the second quarter of 2007 from 40.3% in the second quarter of 2006, and an increase in interest income of $656,000 from higher average cash balances. We generated basic net income per share of $0.31 and diluted net income per share of $0.30 in the second quarter of 2007, compared with basic and diluted net income per share of $0.23 in the second quarter of 2006.

Net income increased by $12,989,000, or 31.1%, to $54,760,000 in the first six months of 2007 mainly due to the higher income from operations discussed above, coupled with a decrease in the effective tax rate to 36.9% in the first six months of 2007 from 40.2% in the first six months of 2006, and an increase in interest income of $1,328,000 from higher average cash balances. We generated basic net income per share of $0.58 and diluted net income per share of $0.57 in the first six months of 2007, compared with basic net income per share of $0.45 and diluted net income per share of $0.44 in the first six months of 2006.

Net cash provided by operating activities decreased by $4,029,000, or 5.6%, to $68,153,000 in the first six months of 2007. The decrease in net cash provided by operating activities was primarily due to a decrease in our working capital in the first six months of 2007 as compared to the first six months of 2006, partially offset by higher net income as noted above.

THREE MONTHS ENDED JUNE 30, 2007 VERSUS THREE MONTHS ENDED JUNE 30, 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data Services	$103,521	$92,789	11.6%
Real-Time Services	32,483	30,259	7.3%
Fixed Income Analytics	8,180	8,076	1.3%
Foreign Exchange	3,692	—	—

Total Institutional Services	$147,876	$131,124	12.8%

Active Trader Services:
eSignal	21,953	20,042	9.5%
Foreign Exchange	139	—	—

Total Active Trader Services	22,092	20,042	10.2%

TOTAL REVENUE	$169,968	$151,166	12.4%

Institutional Services

Revenue within the Institutional Services segment increased by $16,752,000, or 12.8%, to $147,876,000 in the second quarter of 2007.

Revenue for the Pricing and Reference Data Services business increased by $10,732,000, or 11.6%, to $103,521,000 in the second quarter of 2007. The Xcitek business contributed revenue of $1,118,000 in the second quarter of 2007. The revenue increase for the Pricing and Reference Data Services business was attributed primarily to growth in North America and Europe. Pricing and Reference Data Services’ North American business generated revenue growth of 10.5%, and revenue for the European business of Pricing and Reference Data Services increased by 9.4% in the second quarter of 2007. This growth is due to new sales of our evaluated pricing and reference data services, lower cancellation levels, and increased levels of usage-related revenue. Revenue in the second quarter of 2007 for the Asia Pacific business of Pricing and Reference Data Services increased 17.4% mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $2,224,000, or 7.3%, to $32,483,000 in the second quarter of 2007 primarily due to increased new business and lower cancellation levels in the real time datafeed business in both North America and in Europe, coupled with expansion of the Managed Solutions business.

Revenue for the Fixed Income Analytics business increased by $104,000 or 1.3%, to $8,180,000 in the second quarter of 2007. New sales were mostly offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $2,050,000, or 10.2%, to $22,092,000 in the second quarter of 2007. The second quarter of 2006 included the deferral of revenue associated with sales of software in multiple element arrangements, which were subsequently recognized ratably over the term of the associated customer contracts. The increase in revenue within the Active Trader Services segment also reflects a higher number of eSignal direct subscription terminals, which grew 1.6% to 62,212 in the second quarter of 2007, coupled with an increase in advertising related revenue.

Income from Operations

	For the Three Months Ended June 30,
(In thousands)	2007	2006	% Change
Institutional Services	$62,208	$49,985	24.5%
Active Trader Services	6,721	4,678	43.7%
Corporate and Unallocated	(24,949)	(19,294)	(29.3)%

INCOME FROM OPERATIONS	$43,980	$35,369	24.3%

Institutional Services

Income from operations within the Institutional Services segment increased by $12,223,000, or 24.5%, to $62,208,000 in the second quarter of 2007. The increase in income from operations is primarily due to the effect of revenue growth discussed above, partially offset by increased expense mainly due to higher compensation-related expense, increased data acquisition costs, and increased commissions paid to third parties for distribution of data. The Xcitek business contributed $206,000 of income from operations in the second quarter of 2007. This increase in expense was partially offset by a decrease in bad debt expense. Also contributing to the increase in income from operations within the Institutional Services segment was the transfer of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated. These expenses totaled $5,015,000 and are comprised mainly of personnel and premises-related expenses. The expenses were transferred, effective January 1, 2007, due to the change in the remit of certain personnel from either a Pricing and Reference Data or a Real-Time Services focus to a more company-wide focus. Foreign exchange within the Institutional Services segment had a favorable impact on income from operations of $1,214,000 in the second quarter of 2007.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $2,043,000, or 43.7%, to $6,721,000 in the second quarter of 2007. The increase in income from operations is mostly due to the effect of revenue growth, as discussed above, coupled with lower personnel expense primarily associated with lower incentive compensation costs and a decline in marketing related costs. The increase in income from operations was partially offset by higher expense associated with increased data acquisition costs and higher premises-related expenses. Foreign exchange within the Active Trader Services segment had an unfavorable impact on income from operations of $10,000 in the second quarter of 2007.

Corporate and Unallocated

Corporate and Unallocated loss from operations increased by $5,655,000, or 29.3%, to $24,949,000 in the second quarter of 2007, principally due to the transfer effective January 1, 2007 of $5,015,000 of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated as discussed above in Institutional Services. Higher compensation-related costs, primarily higher incentive compensation, coupled with higher marketing costs and increased depreciation expense also contributed to this increase in loss from operations. Also contributing to this increase in loss from operations was the unfavorable impact of foreign exchange related to the revaluation of foreign currency bank balances. This increase in loss from operations was partially offset by lower stock compensation expense in the second quarter of 2007, coupled with lower premises and bad debt-related expenses. Additionally, legal and consulting costs were lower than the same period of the prior year. Foreign exchange within Corporate and Unallocated had an unfavorable impact on loss from operations of $329,000 in the second quarter of 2007.

SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JUNE 30, 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data Services	$201,101	$182,561	10.2%
Real-Time Services	63,088	56,937	10.8%
Fixed Income Analytics	16,260	16,167	0.6%
Foreign Exchange	7,972	—	—

Total Institutional Services	$288,421	$255,665	12.8%

Active Trader Services:
eSignal	43,792	38,930	12.5%
Foreign Exchange	290	—	—

Total Active Trader Services	44,082	38,930	13.2%

TOTAL REVENUE	$332,503	$294,595	12.9%

Institutional Services

Revenue within the Institutional Services segment increased by $32,756,000, or 12.8%, to $288,421,000 in the first six months of 2007.

Revenue for the Pricing and Reference Data Services business increased by $18,540,000, or 10.2%, to $201,101,000 in the first six months of 2007. The Xcitek business contributed revenue of $1,118,000 in the first six months of 2007. The revenue increase for the Pricing and Reference Data Services business was attributable primarily to growth in both North America and Europe. Pricing and Reference Data Services’ North American business generated revenue growth of 9.7%, and revenue for the European business of Pricing and Reference Data Services increased by 8.3% in the first six months of 2007. This growth is due to new sales of evaluated pricing and reference data services, lower cancellation levels, and increased levels of usage-related revenue. Revenue in the first six months of 2007 for the Asia Pacific business of Pricing and Reference Data Services increased 18.6% mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $6,151,000, or 10.8%, to $63,088,000 in the first six months of 2007 primarily due to increased new business and lower cancellation levels in the real time datafeed business, coupled with an increased level of new sales in the Managed Solutions business.

Revenue for the Fixed Income Analytics business increased by $93,000 or 0.6%, to $16,260,000 in the first six months of 2007. New sales were mostly offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $5,152,000, or 13.2%, to $44,082,000 in the first six months of 2007. The Quote.com business, which was acquired in March 2006, contributed incremental revenue of $2,335,000 in the first six months of 2007. The increase in revenue within the Active Trader Services segment also reflects the deferral of revenue associated with sales of software in multiple element arrangements which were subsequently recognized ratably over the term of the associated customer contracts coupled with a higher number of core eSignal direct subscription terminals (which excludes Quote.com terminals), which grew 6.2% to 50,808 in the first six months of 2007.

Income from Operations

	For the Six Months Ended June 30,
(In thousands)	2007	2006	% Change
Institutional Services	$119,631	$95,208	25.7%
Active Trader Services	12,962	9,998	29.6%
Corporate and Unallocated	(49,801)	(37,944)	(31.2)%

INCOME FROM OPERATIONS	$82,792	$67,262	23.1%

Institutional Services

Income from operations within the Institutional Services segment increased by $24,423,000, or 25.7%, to $119,631,000 in the first six months of 2007. The acquisition of the Xcitek business in May 2007 contributed income from operations of $206,000. The increase in income from operations is primarily due to the effect of revenue growth discussed above and the transfer, effective January 1, 2007 of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated as discussed above. These expenses totaled $10,528,000 and are comprised mainly of personnel and premises related expenses. Also contributing to the increase in income from operations is lower consulting expense and lower bad debt expense. The increase in income from operations was partially offset by increased expense mainly due to higher compensation-related expense, increased data acquisition costs, and higher commissions paid to third parties for distribution of data. The increase in income from operations was also partially offset by higher premises-related costs, increased software rental and maintenance expense, and higher recruiting and training costs. Foreign exchange within the Institutional Services segment had a favorable impact on income from operations of $2,583,000 in the first six months of 2007.

Active Trader Services

Income from operations within the Active Trader Services segment increased by $2,964,000, or 29.6%, to $12,962,000 in the first six months of 2007. The acquisition of the Quote.com business in March 2006 contributed income from operations of $3,706,000 in the first six months of 2007 compared with $1,764,000 of income from operations in the first six months of 2006. Revenue growth in the core eSignal business, as discussed above, and a decrease in marketing-related expenses also contributed to the increase in income from operations. The increase in income from operations was partially offset by higher personnel costs mainly associated with annual compensation increases, increased data acquisition expenses, and increased premises related costs. Foreign exchange within the Active Trader Services segment had an unfavorable impact on income from operations of $29,000 in the first six months of 2007.

Corporate and Unallocated

Corporate and Unallocated loss from operations increased by $11,857,000, or 31.2%, to $49,801,000 in the first six months of 2007, principally due to the transfer effective January 1, 2007 of $10,528,000 of Corporate-related expenses from the Institutional Services segment to Corporate and Unallocated as discussed above. Also contributing to the increase in loss from operations is higher compensation-related costs, coupled with the unfavorable impact of foreign exchange related to the revaluation of foreign currency bank balances, higher depreciation expense related to the build out of our Corporate headquarters, and increased amortization expense related to the acquisition of the Quote.com and Xcitek businesses. The increase in loss from operations was partially offset by lower stock compensation expense in the first six months of 2007, coupled with lower premises, legal, and audit expenditures. Foreign exchange within Corporate and Unallocated had an unfavorable impact on loss from operations of $726,000 in the first six months of 2007.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income by our respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the six months ended June 30, 2007, our effective tax rate was 36.85% as compared to 40.21% for the six months ended June 30, 2006. Discrete tax items had a favorable impact of 0.66% on effective tax rate for the six months ended June 30, 2007. In the first quarter of 2007, we recorded discrete tax benefits: (i) in connection with the conclusion of a state tax audit and the related release of state tax reserves, (ii) realized tax benefits relating to a capital loss carryback to prior years, and (iii) relating to stock-based compensation expense. In the second quarter of 2007, we recorded discrete items: (i) resulting from interest expense on tax reserves for uncertain tax positions, (ii) realized tax benefits relating to stock-based compensation expense, and (iii) resulting from a reduction to net deferred tax liabilities at June 30, 2007 as a result of a state tax law change. The decrease in the second quarter 2007 effective tax rate as compared to the second quarter 2006 effective rate is attributable to (i) an increase in income generated in lower tax jurisdictions, (ii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iii) a decrease in the state effective tax rate due to changes in a state’s tax law which became effective in the second quarter of 2007, retroactive to January 1, 2007.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Standards Accounting Board Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in a reduction of goodwill. We anticipate we will release approximately $1,064,000 in tax reserves within the next twelve months for uncertain tax positions due to the expiration of the statute of limitations in various tax jurisdictions.

We have historically recognized interest and penalties related to uncertain tax positions in income tax expense and will continue to do so. As of January 1, 2007, the date of adoption, we have approximately $1,105,000 of accrued interest related to uncertain tax positions.

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

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions and to support business growth initiatives. We continue to generate cash from operations and believe we remain in a strong financial position, with resources available for reinvestment in our existing businesses, strategic acquisitions and return of capital to shareholders.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash flow provided by (used in):
Operating activities	$68,153	$72,182
Investing activities	(46,535)	(61,835)
Financing activities	(12,433)	(13,413)
Effect of exchange rates on cash balances	2,363	3,331

Increase in cash and cash equivalents	$11,548	$265

Operating Activities

Net cash provided by operating activities decreased by $4,029,000, or 5.6%, to $68,153,000 in the first six months of 2007. The decrease in net cash provided by operating activities was primarily due to a reduction in working capital of $18,345,000 mainly due to the timing of payables and higher tax payments in the first half of 2007. This is partially offset by higher net income of $12,989,000 in the first six months of 2007 compared with the first six months of 2006.

Investing Activities

Capital expenditures decreased by $2,252,000 or 14.3% to $13,533,000 in the first six months of 2007 mainly due to higher capital spending in the first six months of 2006 associated with the build out and move of our corporate headquarter offices in Bedford, Massachusetts.

In 2007, we expect to spend from $35,000,000 to $37,000,000 in capital expenditures mainly related to investments in our underlying infrastructure to expand the capacity of our data centers and to further automate key processes and other activities associated with enhancing the flexibility and robustness of our fixed income evaluation and reference data platforms.

In the first six months of 2007, we purchased municipal bonds of $89,395,000 with maturities greater than 90 days but less than one year and had matured or sold $81,516,000 of municipal bonds with maturities greater than 90 days but less than one year.

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data net assets of its affiliate Xcitax LLC for $25,123,000. We funded this acquisition from our existing cash resources.

Financing Activities

In the first six months of 2007, we utilized $12,005,000 to repurchase 466,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2007, we received $20,269,000 from the exercise of options to purchase 1,351,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 104,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. We have since paid two quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000

In the first six months of 2006, we utilized $25,205,000 to repurchase 1,221,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2006, we received $9,304,000 from the exercise of options to purchase 694,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 120,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. The adoption of FIN 48 did not materially impact the company’s financial position, results of operations or cash flows. Refer to Note 8, “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The company is currently evaluating the potential impact of adopting SFAS 157.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items and the potential impact of such an election.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the company in 2008. We are currently evaluating the potential impact of adopting EITF 06-11.

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

Total revenue for the three and six months ended June 30, 2007 and 2006 and long lived assets as of June 30, 2007 and December 31, 2006 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Revenue:
United Kingdom	$17,985	$14,753
All other European countries	27,055	24,138
Asia Pacific	3,677	2,585

Total	$48,717	$41,476

	Six Months Ended June 30,
	2007	2006
Revenue:
United Kingdom	$34,540	$30,222
All other European countries	53,336	42,195
Asia Pacific	7,271	5,865

Total	$95,147	$78,282

	As of June 30, 2007	As of December 31, 2006
Long-Lived Assets:
United Kingdom	$136,041	$134,025
All other European countries	71,969	71,364
Asia Pacific	4,892	4,678

Total	$212,902	$210,067

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2007. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Information regarding risk factors appears under Item 1A “Risk Factors” and in Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (1)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	49,800	$25.18	49,800	1,654,200
May 1, 2007 – May 31, 2007	88,000	$28.91	88,000	1,566,200
June 1, 2007 – June 30, 2007	84,000	$27.94	84,000	1,482,200

Total	221,800	$27.70	221,800

(1)	On October 25, 2006, our Board of Directors authorized a buyback program for the repurchase of up to 2,000,000 shares of common stock. In the second quarter of 2007, we repurchased 221,800 shares of outstanding common stock under this program and as of June 30, 2007, there remained 1,482,200 shares available for purchase under this program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion.
(2)	No shares have been purchased in the second quarter of 2007 other than through our publicly announced stock repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 23, 2007, we held our Annual Meeting of Stockholders. At the meeting the following matters were approved by the votes specified below:

1.	Ten directors were elected to serve until our next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal.

The ten nominees for directors were elected based upon the following votes:

Stuart J. Clark	For	82,203,684
	Withheld	14,603,689

Myra R. Drucker	For	94,783,721
	Withheld	2,023,652

William T. Ethridge	For	83,159,811
	Withheld	13,647,562

Rona A. Fairhead	For	84,337,104
	Withheld	12,470,269

Donald P. Greenberg	For	94,740,098
	Withheld	2,067,275

Casper J. A. Hobbs	For	84,341,949
	Withheld	12,465,424

Philip J. Hoffman	For	81,180,907
	Withheld	15,626,466

Robert C. Lamb, Jr.	For	93,901,413
	Withheld	2,905,960

John C. Makinson	For	83,027,630
	Withheld	13,779,743

Carl Spielvogel	For	94,781,653
	Withheld	2,025,720

2.	The ratification of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 was approved. The votes were cast as follows:

For	96,735,244
Against	32,483
Abstain	39,648

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
10.1	Form of Restricted Stock Unit Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan for Executive Officers.
10.2	Form of Non-Qualified Stock Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan for Executive Officers.
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 7, 2007	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: August 7, 2007	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer