Form 10-Q
period 2007-09-30
INTERACTIVE DATA CORP/MA/
filed 2007-11-07
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31555

Interactive Data Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3668779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Crosby Drive, Bedford, Massachusetts	01730-1402
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of October 30, 2007 was 94,188,886.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006	3

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (Audited)	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$175,027	$156,670	$507,530	$451,265
COSTS AND EXPENSES:
Cost of services	55,501	49,148	164,728	147,612
Selling, general and administrative	59,196	55,622	175,773	161,175
Depreciation	5,742	5,547	16,708	16,168
Amortization	6,724	6,440	19,665	19,135

Total costs and expenses	127,163	116,757	376,874	344,090

INCOME FROM OPERATIONS	47,864	39,913	130,656	107,175
Interest income, net	2,405	1,649	6,332	4,248

INCOME BEFORE INCOME TAXES	50,269	41,562	136,988	111,423
Income tax expense	10,930	14,752	42,889	42,842

NET INCOME	$39,339	$26,810	$94,099	$68,581

NET INCOME PER SHARE:
Basic	$0.42	$0.29	$1.00	$0.74
Diluted	$0.40	$0.28	$0.97	$0.72
Cash dividends paid per common share	$0.125	$—	$0.375	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,264	92,812	93,973	93,260
Diluted	97,206	94,925	96,892	95,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$205,927	$152,449
Marketable securities	45,827	43,296
Accounts receivable, net of allowance for doubtful accounts of $7,009 and $6,893 at September 30, 2007 and December 31, 2006, respectively	111,790	103,041
Prepaid expenses and other current assets	18,817	13,840
Deferred income taxes	2,674	3,164

Total current assets	385,035	315,790

Property and equipment, net	84,704	81,988
Goodwill	556,736	536,049
Intangible assets, net	165,672	168,969
Other assets	1,160	1,008

Total Assets	$1,193,307	$1,103,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$22,110	$25,787
Payable to affiliates	3,705	5,156
Accrued liabilities	75,520	75,053
Income taxes payable	13,207	17,042
Deferred revenue	37,746	27,343

Total current liabilities	152,288	150,381

Deferred tax liabilities	34,324	35,773
Other liabilities	7,704	6,065

Total Liabilities	194,316	192,219

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 101,193,698 shares issued and 94,104,798 shares outstanding at September 30, 2007, and 99,383,182 shares issued and 93,331,182 shares outstanding at December 31, 2006	1,011	993
Additional paid-in-capital	928,191	887,071
Treasury stock, at cost, 7,088,900 and 6,052,000 shares, at September 30, 2007 and December 31, 2006 respectively	(133,276)	(105,690)
Accumulated other comprehensive income	48,175	32,981
Accumulated earnings	154,890	96,230

Total Stockholders’ Equity	998,991	911,585

Total Liabilities and Stockholders’ Equity	$1,193,307	$1,103,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
Balance, December 31, 2006 (Audited)	99,383	$993	$887,071	6,052	$(105,690)
Exercise of stock options and issuance of deferred stock units	1,626	16	21,932	—	—
Issuance of stock in connection with employee stock purchase plan	185	2	3,283	—	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	5,728	—	—
Stock-based compensation (Note 2)	—	—	10,024	—	—
Purchase of treasury stock	—	—	—	1,037	(27,586)
Other comprehensive income (Note 13)	—	—	—	—	—
Common stock dividends paid	—	—	153	—	—
Net income	—	—	—	—	—

Balance September 30, 2007	101,194	$1,011	$928,191	7,089	$(133,276)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2006 (Audited)	$32,981	$96,230	$911,585	—
Exercise of stock options and issuance of deferred stock units	—	—	21,948	—
Issuance of stock in connection with employee stock purchase plan	—	—	3,285	—
Tax benefits from exercise of stock options and employee stock purchase plan	—	—	5,728	—
Stock-based compensation (Note 2)	—	—	10,024	—
Purchase of treasury stock	—	—	(27,586)	—
Other comprehensive income (Note 13)	15,194	—	15,194	15,194
Common stock dividends paid	—	(35,439)	(35,286)	—
Net income	—	94,099	94,099	94,099

Balance September 30, 2007	$48,175	$154,890	$998,991	$109,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$94,099	$68,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,373	35,303
Amortization of discounts and premiums on marketable securities, net	444	192
Deferred income taxes	(1,631)	(844)
Excess tax benefits from stock-based compensation	(3,148)	(1,364)
Stock-based compensation	10,024	11,622
Provision for doubtful accounts	116	444
Loss on dispositions of fixed assets	2,229	621
Changes in operating assets and liabilities, net	(6,914)	898

NET CASH PROVIDED BY OPERATING ACTIVITIES	131,592	115,453
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(21,136)	(25,728)
Purchase of marketable securities	(125,647)	(120,573)
Proceeds from maturities of marketable securities	122,692	94,143
Acquisition of business	(24,473)	(33,244)

NET CASH USED IN INVESTING ACTIVITIES	(48,564)	(85,402)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	25,233	12,240
Purchase of treasury stock	(27,586)	(29,857)
Common stock cash dividends	(35,286)	—
Excess tax benefits from stock-based compensation	3,148	1,364

NET CASH USED IN FINANCING ACTIVITIES	(34,491)	(16,253)
Effect of change in exchange rates on cash and cash equivalents	4,941	3,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,478	17,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,449	147,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,927	$164,815

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

As of September 30, 2007, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 672,149 deferred and restricted stock units have been granted as of September 30, 2007. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the nine months ended September 30, 2007, we issued a total of 53,315 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the nine months ended September 30, 2007, our employees purchased an aggregate of 184,573 shares at an average share price of $17.80. At September 30, 2007, 1,139,539 shares were reserved for future issuance under the 2001 ESPP.

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

Stock-based compensation expense recognized under SFAS 123(R) is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2007 and 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

For the three months and nine months ended September 30, 2007 and 2006, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cost of services	$1,069	$1,167	$3,159	$3,926
Selling, general and administrative	2,493	2,472	6,865	7,696

Stock-based compensation expense before income taxes	$3,562	$3,639	$10,024	$11,622
Income tax benefit	1,144	1,259	3,568	4,469

Stock-based compensation expense after income taxes	$2,418	$2,380	$6,456	$7,153

For the three months ended September 30, 2007 and 2006, our pre-tax stock-based compensation expense included $827,000 and $585,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25. For the nine months ended September 30, 2007 and 2006, our pre-tax stock-based compensation expense included $1,783,000 and $1,680,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $3,148,000 and $1,364,000 of excess tax benefits for the nine months ended September 30, 2007 and 2006, respectively have been classified as a financing cash inflow (and corresponding operating cash outflow).

Valuation Assumptions

The estimated fair value of the options granted during 2007 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. On March 30, 2007, June 27, 2007 and September 26, 2007, we paid our first, second and third quarterly cash dividends of $0.125 per share of common stock to stockholders of record as of March 1, 2007, June 7, 2007 and September 6, 2007, respectively. Therefore, commencing with grants awarded in the first quarter of 2007, we began using an expected dividend yield assumption in our Black-Scholes model for the purpose of calculating the fair value of grants. Expected dividend yield is calculated by annualizing the cash dividend declared by our Board of Directors for the applicable quarter and dividing that result by the closing price of our common stock on the declaration date of the dividend. The actual declaration of future quarterly dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk free interest rate	4.2%-4.9%	4.6%-5.1%
Weighted average expected term (in years)	5.0	4.7
Weighted average expected volatility	23.4%	25.9%
Expected dividend yield	1.9%	0.0%

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Risk free interest rate	4.2%-4.9%	4.7%-5.1%
Weighted average expected term (in years)	5.0	4.7
Weighted average expected volatility	23.4%	25.8%
Expected dividend yield	1.9%	0.0%

The weighted average grant-date fair value of options granted in the three month period ended September 30, 2007 and 2006 was $6.61 and $6.54, respectively. The weighted average grant-date fair value of options granted in the nine month period ended September 30, 2007 and 2006 was $6.60 and $6.57, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk free interest rate	4.3%-5.1%	3.7%-5.2%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	20.5%	18.3%
Expected dividend yield	2.0%	0.0%

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Risk free interest rate	4.3%	5.2%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	25.0%	22.5%
Expected dividend yield	1.9%	0.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three month period ended September 30, 2007 and 2006 was $5.40 and $3.87, respectively. The weighted average grant-date fair value of stock issued under the 2001 ESPP for the nine month period ended September 30, 2007 and 2006 was $4.76 and $3.98, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the nine months ended September 30, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2007	10,506	$16.33
Granted	1,560	27.17
Exercised	(1,550)	(14.53)
Forfeited	(212)	(20.34)
Expired	(5)	(14.56)

Outstanding at September 30, 2007	10,299	$18.16	6.8	$103,422
Vested and unvested expected to vest at September 30, 2007	9,899	$17.97	6.8	$101,320
Exercisable at September 30, 2007	6,302	$15.11	5.5	$82,480

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing common stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $2,682,000 and $628,000, respectively, determined as of the date of exercise. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $19,453,000 and $7,439,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and 2001 ESPP during the first nine months of 2007 and 2006 resulted in cash receipts of $25,233,000 and $12,240,000, respectively. We recognized a tax benefit of $5,728,000 and $2,692,000 for the nine months ended September 30, 2007 and 2006, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the nine months ended September, 2007, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2007	396,284	$20.18
Granted	183,308	27.01
Vested	(82,364)	(17.89)
Forfeited	(33,911)	(13.72)

Unvested at September 30, 2007	463,317	$23.76	2.3	$13,066

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at September 30, 2007 related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$508,000	$20,079,000	$7,254,000
Weighted average period remaining (in years)	1.1	2.9	2.3

The total fair value of all share awards vested during the three months ended September 30, 2007 and 2006 was $5,563,000 and $4,490,000, respectively. The total fair value of all share awards vested during the nine months ended September 30, 2007 and 2006 was $11,042,000 and $12,774,000, respectively.

3. Acquisitions

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of September 30, 2007, $1,269,000 of these accrued costs remain unpaid. We expect the majority of the remaining costs to be paid by June 30, 2008.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.6 years. The weighted average amortization period by major asset class is: customer list 11.0 years; securities database 8.0 years and trademark 2.0 years. In connection with the acquisition, we recorded $12,093,000 of goodwill, which has been allocated to our Institutional Services segment. Of that total amount, $11,006,000 is expected to be deductible for tax purposes. Given the potential for future adjustments to the accrued acquisition costs, the purchase price allocation is preliminary. Our financial statements include the results of operations of Xcitek and Xcitax subsequent to the acquisition date.

Xcitek’s market data business provides a broad range of North American corporate actions data, including reorganization information, as well as cost basis and class action data. This business has been integrated into our Interactive Data Pricing and Reference Data business.

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

Marketable securities by security type at September 30, 2007 were as follows:

	Cost	Unrealized Gain	Estimated Fair Value
	(in thousands)
Municipal Bonds	$45,803	$24	$45,827

Marketable securities by security type at December 31, 2006 were as follows:

	Cost	Unrealized Loss	Estimated Fair Value
	(in thousands)
Municipal Bonds	$43,300	$(4)	$43,296

There were no sales of our marketable securities for the three months and nine months ended September 30, 2007 and 2006.

5. Segment Information

We operate in two reportable segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations, such as service bureaus and custodian banks. The Institutional Services segment is composed of the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional customers:

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

We evaluate our segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and nine months ended September 30, 2007 and 2006.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue (b):
Institutional Services	$152,891	$135,182	$441,312	$390,847
Active Trader Services	22,136	21,488	66,218	60,418

Total	$175,027	$156,670	$507,530	$451,265

Income (loss) from operations (d):
Institutional Services	$65,454	$52,670	$185,085	$147,876
Active Trader Services	8,193	6,596	21,155	16,594
Corporate and unallocated (a)	(25,783)	(19,353)	(75,584)	(57,295)

Total	$47,864	$39,913	$130,656	$107,175

	As of September 30, 2007	As of December 31, 2006
Identifiable assets by reportable segment (in thousands):
Institutional Services	$951,904	$868,340
Active Trader Services	199,001	192,794
Corporate and unallocated (c)	42,402	42,670

Total	$1,193,307	$1,103,804

(a)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and intangible asset amortization. The increase in loss from operations within Corporate and unallocated in the three and nine month periods ended September 30, 2007 from the corresponding periods in the preceding year was primarily related to the transfer of Corporate related personnel and premises expenses from the Institutional Services segment to Corporate and unallocated effective January 1, 2007. For comparison purposes, these costs totaled $5,992,000 and $16,520,000 for the three months and nine months, respectively, as of September 30, 2006 and were included in the Institutional Services segment.
(b)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(c)	All Goodwill and Intangible assets have been allocated to the two reportable segments as of September 30, 2007. Prior year Goodwill and Intangible asset balances at December 31, 2006 in Corporate and unallocated have been reclassified to the two reportable segments for comparison purposes.
(d)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income (expense) and income taxes.

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

Stock options representing the right to acquire 1,528,275 and 4,704,925 shares of common stock during the three months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 1,533,775 and 4,620,492 shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these stock options were antidilutive during the three months and nine months ended September 30, 2007 and 2006, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2007 and 2006 because all such units were dilutive.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$39,339	$26,810	$94,099	$68,581

Denominator:
Weighted average shares used to compute basic EPS	94,264	92,812	93,973	93,260
Effect of dilutive securities:
Stock options	2,761	1,961	2,727	2,142
Deferred and restricted stock units	181	152	192	148

Weighted average shares used to compute diluted EPS	97,206	94,925	96,892	95,550

Basic EPS	$0.42	$0.29	$1.00	$0.74
Diluted EPS	$0.40	$0.28	$0.97	$0.72

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

8. Income Taxes

For the nine months ended September 30, 2007, our effective tax rate was 31.3% as compared to 38.5% for the nine months ended September 30, 2006. The estimated annual effective tax rate for the nine months ended September 30, 2007 was 35.6%, excluding the discrete tax benefits of $554,000 recorded in the first quarter, $16,000 in the second quarter and $5,297,000 in the third quarter.

In the first quarter a discrete benefit was recorded related to (i) the release of state tax reserves of $161,000 which was the result of concluding a state audit, (ii) a $297,000 tax benefit from a Capital Loss Carryback to prior years, and (iii) realized tax benefits related to stock-based compensation expense of $96,000.

In the second quarter the net discrete benefit amount is related to (i) interest expense charge on tax reserves for uncertain tax positions of $245,000, formerly reported as part of the effective tax rate, offset by (ii) $173,000 of realized tax benefits related to stock-based compensation expense, and (iii) a discrete benefit of $88,000 resulting from a reduction to the net deferred tax liabilities at June 30, 2007, as a result of state tax rate reduction enacted in the second quarter.

In the third quarter of 2007 we released tax reserves of $1,064,000 and interest associated with these tax reserves of $193,000 that were no longer required as a result of the expiration of a statute of limitation. We filed our 2006 federal tax return in the third quarter and recorded a benefit of $1,479,000 principally related to (i) an $866,200 net tax benefit related to the completion of a Research and Development Credit study and (ii) $196,900 tax benefit for the Domestic Production Activities Deduction. We also realized tax benefits related to (i) stock-based compensation expense of $73,000 and (ii) a discrete benefit of $2,535,000 related to a German tax rate reduction enacted in the third quarter that is effective in 2008. The interest expense charge on tax reserves for uncertain tax positions was $47,000 during the quarter.

The decrease in the quarterly estimated annual effective tax rate in relation to the prior year quarterly effective rate is attributable to an increase in income generated in lower tax rate jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123R, the 2007 estimated Research and Development Credit, increased Domestic Production Activities Deduction, an estimated increase in Foreign Tax Credits and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. As of September 30, 2007, we had approximately $9,324,000 of unrecognized tax benefits, of which $8,665,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on our results of operations or our financial position. In the third quarter, we released $1,064,000 in tax reserves, excluding interest, for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, we had accrued interest of approximately $1,105,000 and $1,299,000 as of September 30, 2007 related to uncertain tax positions.

9. Goodwill and Intangible Assets

Intangible assets consist of the following:

		September 30, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands, except weighted average amortization period)
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities database	4.2 years	12,692	(10,923)	1,769	11,092	(10,817)	275
Computer software and technology	7.8 years	99,631	(64,840)	34,791	97,418	(59,469)	37,949
Customer lists	11.2 years	244,669	(130,909)	113,760	231,223	(116,421)	114,802
Service contracts	23.8 years	17,490	(3,933)	13,557	17,490	(3,435)	14,055
Trademarks	12.4 years	2,600	(805)	1,795	2,500	(612)	1,888

Total		$464,582	$(298,910)	$165,672	$447,223	$(278,254)	$168,969

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/08	$27,135
For year ending 12/31/09	$27,117
For year ending 12/31/10	$27,141
For year ending 12/31/11	$20,588
For year ending 12/31/12	$17,998
For years thereafter	$39,010

The estimated amortization expense of intangible assets during the remainder of the fiscal 2007 is $6,683,000.

The changes in carrying amount of goodwill for the nine months ended September 30, 2007 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2006	$381,800	$154,249	$536,049
Goodwill acquired during the year	(d) 12,093	—	12,093
Purchase accounting adjustments	(b) 861	(c) (650)	211
Impact of change in foreign exchange rates	8,361	22	(a) 8,383

Balance as of September 30, 2007	$403,115	$153,621	$556,736

(a)	Foreign currency translation adjustments totaling $8,383,000 primarily reflecting the weakening of the U.S. Dollar against the UK Pound Sterling and the Euro during the nine months ended September 30, 2007.
(b)	Consists of additions to goodwill of deferred tax adjustments related to our acquisition of Interactive Data Managed Solutions (formerly known as IS.Teledata AG) of $1,155,000 and a reduction to goodwill pertaining to our acquisition of Xcitek and Xcitax, primarily pertaining to adjustments to accrued acquisition costs of $294,000.
(c)	Related to a purchase price adjustment pertaining to our acquisition of FutureSource, LLC.
(d)	Related to our acquisition of Xcitek and Xcitax in the second quarter of 2007. Refer to Note 3, “Acquisitions”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

The components of net periodic benefit cost were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	128	122	384	366
Expected return on plan assets	(152)	(159)	(454)	(477)
Amortization of unrecognized prior service costs	1	1	2	3
Amortization of unrecognized loss	20	34	59	101

Net periodic benefit cost	$(3)	$(2)	$(9)	$(7)

In 2007, we expect to contribute $658,000 to fund our obligations under the Pension Plan. As of September 30, 2007, we have contributed $640,000 under the Pension Plan.

Foreign Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain of our non-US employees are eligible to participate. We account for our participation in this multi-employer plan by recording a pension expense in our current year results. In the fourth quarter of 2007, we made a special funding payment of approximately $4,900,000, which is an advance on future required contributions.

11. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At September 30, 2007, no preferred shares have been issued.

On October 25, 2006, our Board of Directors authorized a stock buyback program for the repurchase of up to 2,000,000 shares of common stock. In the third quarter of 2007, we repurchased 571,100 shares of outstanding common stock under this program. As of September 30, 2007, 911,100 shares remained available for purchase under this program.

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

On August 30, 2007, our Board of Directors declared a dividend of $0.125 per share of common stock, payable to stockholders of record as of September 6, 2007. The aggregate dividend of $11,787,000 was paid on September 26, 2007 from our existing cash resources.

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

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items and the potential impact of such an election.

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

13. Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Unrealized gain on securities (net of tax, $1,017 as of September 30, 2007 and $646 as of December 31, 2006)	$1,481	$1,044
Foreign currency translation adjustment	48,335	33,578
Minimum pension liability/unrecognized losses	(1,641)	(1,641)

Total accumulated other comprehensive income	$48,175	$32,981

The components of comprehensive income was as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(In thousands)
Net Income	$94,099	$68,581
Unrealized gain/(loss) on securities (net of tax, $300 and $(66) as of September 30, 2007 and 2006, respectively)	437	(107)
Foreign currency translation adjustment	14,757	16,971

Total comprehensive income	$109,293	$85,445

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(In thousands)
Net Income	$39,339	$26,810
Unrealized gain/(loss) on securities (net of tax, $8 and $(107) as of September 30, 2007 and 2006, respectively)	12	(174)
Foreign currency translation adjustment	7,371	1,001

Total comprehensive income	$46,722	$27,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2007 included herein in Item 1, and for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies, and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations, such as service bureaus and custodian banks. The Institutional Services segment is composed of the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional customers:

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

•

Interactive Data Real-Time Services (formerly ComStock). Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes our Interactive Data Managed Solutions business which offers customized financial information portals and terminals.

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

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Deliver High-Value Services. Our efforts to develop new and enhance existing offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, we believe that the breadth and depth of Interactive Data Pricing and Reference Data’s expertise in delivering evaluations for fixed income and international equity securities as well as other hard-to-obtain information provides significant value to our customers. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery. For example, our acquisition of the Xcitek market data business has enabled us to augment the corporate actions content that our Interactive Data Pricing and Reference Data business collects, processes and delivers to its customers worldwide, with additional North American corporate actions data.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, our acquisition of ComStock (now known as Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our acquisition of IS.Teledata AG (now known as Interactive Data Managed Solutions) enabled us to sell managed market data solutions used to customize financial information systems for our institutional customers. Our acquisition of the net assets of Quote.com and the RagingBull.com financial website enabled eSignal to build a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisition. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe and Asia each represent attractive opportunities for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, enhances our ability to further expand our business in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support all of our businesses and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiencies.

Our business has historically generated a high level of recurring revenue and cash flow from operations. In addition to investing in enhancing our infrastructure and operations, we typically seek to invest our financial resources in organic growth initiatives and strategic acquisitions. We also return cash to stockholders through stock buyback programs and dividends, in each case at levels and at such times as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. We have since paid three quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000
September 26, 2007	September 6, 2007	Regular, Cash	$0.125	$11,787,000

Business and Market Trends

During the third quarter of 2007, we experienced market conditions that were largely consistent with those we experienced during the past several quarters. We expect that institutional spending on financial market data and related services in 2007 will increase modestly over 2006 levels as customers spend prudently on such services.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained approximately 95% during the third quarter of 2007, consistent with our experience in each quarter over the past three years.

We believe that much of the content we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe declining market conditions would affect us more adversely. The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a long-term trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate services with us because of a decision to outsource its back office operations to a service bureau or a custodian bank, we often continue to supply our data indirectly to this customer through our relationships with these institutions.

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

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require real-time market data with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity to address these volume issues.

Interactive Data Pricing and Reference Data’s growth continues to be driven both by new sales to existing customers, and, to a lesser extent, sales to new customers. Growth in our Interactive Data Pricing and Reference Data business is also dependent, in large part, on our ability to continue the expansion of our data offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, in September 2007, this business introduced a new web-based offering that is designed to provide customers with indicative optimized portfolio values for equity and fixed income exchange traded funds. In addition, our May 2007 acquisition of the Xcitek and Xcitax market data business, enabled us to augment the corporate actions content that we offer to customers.

Interactive Data Real-Time Services continues to generate growth for its real-time datafeed business both by sales to new customers and new sales to existing customers. In particular, financial institutions such as hedge funds are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new customers. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and infrastructure. For example, in August 2007, Interactive Data Managed Solutions released enhancements to its PrimeTerminal workstation for financial market professionals with additional data and greater functionality.

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

Active Trader Services

Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites. eSignal’s growth in the first nine months of 2007 reflects the expansion of its direct subscriber base and increased online advertising as compared to the first nine months of 2006.

To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its suite of financial websites. For example, recently eSignal enhanced many of its existing services and introduced two new services, QuoteTrader and eSignal, Advanced GET edition.

Results of Operations

Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands, except per share information)
REVENUE	$175,027	$156,670	11.7%	$507,530	$451,265	12.5%
COSTS AND EXPENSES
Cost of services	55,501	49,148	12.9%	164,728	147,612	11.6%
Selling, general and administrative	59,196	55,622	6.4%	175,773	161,175	9.1%
Depreciation	5,742	5,547	3.5%	16,708	16,168	3.3%
Amortization	6,724	6,440	4.4%	19,665	19,135	2.8%

Total costs and expenses	127,163	116,757	8.9%	376,874	344,090	9.5%

INCOME FROM OPERATIONS	47,864	39,913	19.9%	130,656	107,175	21.9%
Interest income, net	2,405	1,649	45.8%	6,332	4,248	49.1%

INCOME BEFORE INCOME TAXES	50,269	41,562	20.9%	136,988	111,423	22.9%
Income tax expense	10,930	14,752	(25.9)%	42,889	42,842	0.1%

NET INCOME	$39,339	$26,810	46.7%	$94,099	$68,581	37.2%

NET INCOME PER SHARE
Basic	$0.42	$0.29	44.8%	$1.00	$0.74	35.1%
Diluted	$0.40	$0.28	42.9%	$0.97	$0.72	34.7%
Cash dividends paid per common share	$0.125	—	—	$0.375	—	—
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,264	92,812	1.6%	93,973	93,260	0.8%
Diluted	97,206	94,925	2.4%	96,892	95,550	1.4%

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data	$107,426	$96,652	11.1%
Real-Time Services	33,762	30,480	10.8%
Fixed Income Analytics	8,023	8,050	(0.3)%
Foreign Exchange	3,680	—	—

Total Institutional Services	$152,891	$135,182	13.1%
Active Trader Services:
eSignal	21,988	21,488	2.3%
Foreign Exchange	148	—	—

Total Active Trader Services	22,136	21,488	3.0%

TOTAL REVENUE	$175,027	$156,670	11.7%

Total revenue increased by $18,357,000, or 11.7%, to $175,027,000 in the third quarter of 2007. This increase is mainly due to revenue growth at our Pricing and Reference Data and Real Time Services businesses. In addition, the Xcitek business, which we acquired in May 2007, contributed revenue of $2,067,000 in the third quarter of 2007. Foreign exchange had a favorable impact on revenue of $3,828,000 in the third quarter of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $17,709,000, or 13.1%, to $152,891,000 in the third quarter of 2007. Foreign exchange had a favorable impact on revenue of $3,680,000 in the third quarter of 2007.

Revenue for the Pricing and Reference Data business increased by $10,774,000, or 11.1%, to $107,426,000 in the third quarter of 2007. The Xcitek business contributed revenue of $2,067,000 in the third quarter of 2007. Pricing and Reference Data’s North American business generated revenue growth of 8.3%, and revenue for the European business of Pricing and Reference Data increased by 11.4% in the third quarter of 2007. This growth is due to new sales of our evaluated pricing and reference data services products, lower cancellation levels, and increased levels of usage-related revenue. Revenue in the third quarter of 2007 for the Asia Pacific business of Pricing and Reference Data increased 8.0% mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $3,282,000, or 10.8%, to $33,762,000 in the third quarter of 2007 primarily due to increased new business in the real time datafeed business in both North America and in Europe, coupled with expansion of the Managed Solutions business.

Revenue for the Fixed Income Analytics business decreased by $27,000 or 0.3%, to $8,023,000 in the third quarter of 2007. New sales were more than offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $648,000, or 3.0%, to $22,136,000 in the third quarter of 2007. Foreign exchange had a favorable impact on revenue of $148,000 in the third quarter of 2007. The increase in revenue within the Active Trader Services segment also reflects a higher number of eSignal direct subscription terminals, which grew 2.6% to 63,193 in the third quarter of 2007, coupled with higher average net subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, coupled with communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended September 30,
(In thousands)	2007	2006	% Change
COST OF SERVICES	$55,501	$49,148	12.9%

Cost of services expenses increased by $6,353,000, or 12.9%, in the third quarter of 2007. The increase in cost of services is due to higher personnel-related costs of $2,640,000 associated with increased headcount levels and the effect of annual merit increases coupled with higher consulting-related expenditures of $662,000. Also contributing to the increase in cost of services expense in the third quarter of 2007 was increased expenditures associated with hardware and software maintenance agreements of $447,000 coupled with higher premises-related expenses of $199,000. In addition, the Xcitek business contributed a cost of services expense of $795,000 in the third quarter of 2007. Foreign exchange increased cost of services expense by $1,317,000 in the third quarter of 2007. Cost of services expense as a percentage of revenue was 31.7% in the third quarter of 2007 compared with 31.4% in the third quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended September 30,
(In thousands)	2007	2006	% Change
SELLING, GENERAL and ADMINISTRATIVE	$59,196	$55,622	6.4%

Selling, general and administrative expenses increased by $3,574,000, or 6.4%, in the third quarter of 2007. The increase in selling, general and administrative expenses is due to higher personnel-related costs of $1,305,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation costs. This is coupled with increased commissions paid to third parties for distribution of data of $1,119,000 and higher marketing expenditures of $500,000 related to our re-branding initiative. This is partially offset by the favorable impact of foreign exchange related to revaluation of foreign currency bank balances of $906,000, a decrease in audit expenditures of $317,000, and lower communication costs of $284,000. In addition, the Xcitek business contributed selling, general, and administrative expenses of $544,000 in the third quarter of 2007. Foreign exchange increased selling, general, and administrative expenses by $1,568,000 in the third quarter of 2007. Selling, general, and administrative expenses as a percentage of revenue was 33.8% in the third quarter of 2007 compared to 35.5% in the third quarter of 2006

Depreciation

	For the Three Months Ended September 30,
(In thousands)	2007	2006	% Change
DEPRECIATION	$5,742	$5,547	3.5%

Depreciation expense increased by $195,000, or 3.5%, in the third quarter of 2007. The increase in depreciation expense was associated with capital expenditures in the second half of 2006 and the first nine months of 2007. Also contributing to the increase was the acquisition of the Xcitek business which contributed $17,000 of depreciation expense in the third quarter of 2007. Foreign exchange increased depreciation expense by $85,000 in the third quarter of 2007.

Amortization

	For the Three Months Ended September 30,
(In thousands)	2007	2006	% Change
AMORTIZATION	$6,724	$6,440	4.4%

Amortization expense increased by $284,000, or 4.4%, in the third quarter of 2007 primarily due to $205,000 of amortization expense associated with the acquisition of the Xcitek business.

Other Consolidated Financial Information

Income from operations increased by $7,951,000, or 19.9%, in the third quarter of 2007 due to the factors discussed above.

Interest income increased by $756,000, or 45.8%, in the third quarter of 2007. The increase in interest income is primarily due to higher average cash balances and higher interest rates.

Income before income taxes increased by $8,707,000, or 20.9%, in the third quarter of 2007 due to higher income from operations coupled with higher interest income discussed above.

Net income increased by $12,529,000, or 46.7%, in the third quarter of 2007. The increase in net income is primarily due to higher income before income taxes coupled with a lower effective tax rate of 21.7% in the third quarter of 2007 compared with 35.5% in the third quarter of 2006.

We generated basic net income per share of $0.42 and diluted net income per share of $0.40 in the third quarter of 2007, compared with basic net income per share of $0.29 and diluted net income per share of $0.28 in the third quarter of 2006.

Weighted average basic shares outstanding increased 1.6% and weighted average diluted shares outstanding increased 2.4% in the third quarter of 2007 compared to the third quarter of 2006. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were partially offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data	$308,514	$279,214	10.5%
Real-Time Services	96,838	87,416	10.8%
Fixed Income Analytics	24,284	24,217	0.3%
Foreign Exchange	11,676	—	—

Total Institutional Services	$441,312	$390,847	12.9%
Active Trader Services:
eSignal	65,781	60,418	8.9%
Foreign Exchange	437	—	—

Total Active Trader Services	66,218	60,418	9.6%

TOTAL REVENUE	$507,530	$451,265	12.5%

Total revenue increased by $56,265,000, or 12.5%, to $507,530,000 in the first nine months of 2007. This increase is mainly due to revenue growth at our Pricing and Reference Data, Real Time Services, and eSignal businesses. The acquisition of the Xcitek business contributed revenue of $3,184,000 in the first nine months of 2007. In addition, the Quote.com business, which we acquired in March 2006, contributed incremental revenue of $2,372,000 in the first nine months of 2007. Foreign exchange had a favorable impact on revenue of $12,113,000 in the first nine months of 2007, mainly due to the weakness of the US dollar against the UK pound sterling and Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $50,465,000, or 12.9%, to $441,312,000 in the first nine months of 2007. Foreign exchange had a favorable impact on revenue of $11,676,000 in the first nine months of 2007.

Revenue for the Pricing and Reference Data business increased by $29,300,000, or 10.5%, to $308,514,000 in the first nine months of 2007. The Xcitek business contributed revenue of $3,184,000 in the first nine months of 2007. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe. Pricing and Reference Data’s North American business generated revenue growth of 9.2%, and revenue for the European business of Pricing and Reference Data increased by 9.4% in the first nine months of 2007. Revenue in the first nine months of 2007 for the Asia Pacific business of Pricing and Reference Data increased 14.8%. This growth is due to new sales of evaluated pricing and reference data services, lower cancellation levels, and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $9,422,000, or 10.8%, to $96,838,000 in the first nine months of 2007 primarily due to increased new business in both the real time datafeed business and the Managed Solutions business.

Revenue for the Fixed Income Analytics business increased by $67,000 or 0.3%, to $24,284,000 in the first nine months of 2007. New sales were mostly offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $5,800,000, or 9.6%, to $66,218,000 in the first nine months of 2007. Foreign exchange had a favorable impact of revenue of $437,000 for the first nine months of 2007. The Quote.com business, which was acquired in March 2006, contributed incremental revenue of $2,372,000 in the first nine months of 2007. The increase in revenue within the Active Trader Services segment also reflects the deferral of revenue in the second quarter of 2006 associated with sales of software in multiple element arrangements which were subsequently recognized ratably over the term of the associated customer contracts. This is coupled with a higher number of core eSignal direct subscription terminals (which excludes Quote.com terminals), which grew 7.0% to 52,054 in the first nine months of 2007.

Cost of Services

	For the Nine Months Ended September 30,
(In thousands)	2007	2006	% Change
COST OF SERVICES	$164,728	$147,612	11.6%

Cost of services expenses increased by $17,116,000, or 11.6%, in the first nine months of 2007. The increase in cost of services expenses is primarily due to higher personnel-related costs of $7,858,000 associated with the factors described above. This is coupled with higher premises-related costs of $1,231,000 and increased expenditures of $1,025,000 associated with software and hardware maintenance agreements. Also contributing to the increase in cost of services expense in the first nine months of 2007 was higher data acquisition expense of $1,010,000. In addition, the acquisition of the Xcitek business contributed cost of services expense of $1,302,000 in the first nine months of 2007, and the Quote.com business contributed incremental cost of services expenses of $446,000 in the first nine months of 2007. Foreign exchange increased cost of services expense by $4,119,000 in the first nine months of 2007. Cost of services expense as a percentage of revenue was 32.5% in the first nine months of 2007 compared with 32.7% in the first nine months of 2006.

Selling, General and Administrative Expenses

	For the Nine Months Ended September 30,
(In thousands)	2007	2006	% Change
SELLING, GENERAL and ADMINISTRATIVE	$175,773	$161,175	9.1%

Selling, general and administrative expenses increased by $14,598,000, or 9.1%, in the first nine months of 2007. The increase in selling, general, and administrative expenses is primarily due to higher personnel-related costs of $8,015,000 associated with the factors described above. This is coupled with higher commission paid to third parties for distribution of data of $1,551,000 and increased marketing-related expenditures of $649,000. This is partially offset by lower premises-related costs of $1,110,000, lower bad debt expense of $962,000, and a decrease in audit expenditures of $420,000. In addition, the Xcitek business contributed selling, general, and administrative expenses of $945,000 in the first nine months of 2007 and the Quote.com business contributed incremental selling, general, & administrative expenses of $501,000 in the first nine months of 2007. Foreign exchange increased selling, general, and administrative expenses by $4,999,000 in the first nine months of 2007. Selling, general, and administrative expenses as a percentage of revenue was 34.6% in the first nine months of 2007 compared with 35.7% in the first nine months of 2006.

Depreciation

	For the Nine Months Ended September 30,
(In thousands)	2007	2006	% Change
DEPRECIATION	$16,708	$16,168	3.3%

Depreciation expense increased by $540,000, or 3.3%, in the first nine months of 2007. The increase in depreciation expense was associated with the 2006 build-out and relocation of our Corporate headquarters and the relocation of our Real-Time Services facility to White Plains, New York. Also contributing to the increase in depreciation expense was the acquisition of the Xcitek business which contributed $22,000 of depreciation expense in the first nine months of 2007 and the Quote.com business which contributed incremental depreciation expense of $46,000 in the first nine months of 2007. Foreign exchange increased depreciation expense by $305,000 in the first nine months of 2007.

Amortization

	For the Nine Months Ended September 30,
(In thousands)	2007	2006	% Change
AMORTIZATION	$19,665	$19,135	2.8%

Amortization expense increased by $530,000, or 2.8%, in the first nine months of 2007 primarily due to $342,000 of amortization expense related to the acquisition of the Xcitek business coupled with $181,000 of amortization associated with the acquisition of the Quote.com business.

Other Consolidated Financial Information

Income from operations increased by $23,481,000, or 21.9%, in the first nine months of 2007 due to the factors discussed above.

Interest income increased by $2,084,000, or 49.1%, in the first nine months of 2007 due to higher average cash balances and higher interest rates.

Income before income taxes increased by $25,565,000, or 22.9%, in the first nine months of 2007 due to higher income from operations coupled with higher interest income.

Net income increased by $25,518,000, or 37.2%, in the first nine months of 2007 due to higher income before income taxes coupled with a lower effective tax rate of 31.3% in the first nine months of 2007 compared with 38.5% in the first nine months of 2006.

We generated basic net income per share of $1.00 and diluted net income per share of $0.97 in the first nine months of 2007, compared with basic net income per share of $0.74 and diluted net income per share of $0.72 in the first nine months of 2006.

Weighted average basic shares outstanding increased 0.8% and weighted average diluted shares outstanding increased 1.4% in the first nine months of 2007 compared to the first nine months of 2006. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were partially offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

Income Taxes

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2006

Our estimated effective tax rate decreased to 21.7 % in the third quarter of 2007 from 35.5% in the third quarter of 2006 primarily due to an increase in income generated in lower tax rate jurisdictions, changes in the taxable amount of stock based compensation related to SFAS123(R), the 2007 estimated Research and Development Credit, increased Domestic Production Activities Deduction, an estimated increase in Foreign Tax Credits and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate.

A discrete tax benefit of $5,297,000 was recorded in the quarter ended September 30, 2007 related to the release of certain tax reserves of $1,064,000 and interest associated with these tax reserves of $193,000 that were no longer required as a result of the expiration of a statute of limitation. We filed our 2006 federal tax return in the third quarter and recorded a benefit of $1,479,000 principally related to (i) an $866,200 net tax benefit related to the completion of a Research and Development Credit study and (ii) $196,900 tax benefit for the Domestic Production Activities Deduction. We also realized tax benefits related to (i) stock-based compensation expense of $73,000 and (ii) a discrete benefit of $2,535,000 related to a German tax rate reduction enacted in the third quarter that is effective in 2008. The interest expense charge on tax reserves for uncertain tax positions was $47,000 during the quarter.

NINE MONTHS ENDED SEPTEMBER 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

We determine our periodic income tax expense based on the current forecast of income by our respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to management’s best current estimate of the Company’s annual effective tax rate. For the nine months ended September 30, 2007, our effective tax rate was 31.3% as compared to 38.5% for the nine months ended September 30, 2006. The estimated annual effective tax rate for the nine months ended September 30, 2007 was 35.6%, excluding the discrete tax benefit of $554,000 recorded in the first quarter, $16,000 in the second quarter and $5,297,000 in the third quarter.

The discrete benefit in the first quarter related to (i) the release of state tax reserves of $161,000 which was the result of concluding a state audit, (ii) a $297,000 tax benefit from a Capital Loss Carryback to prior years, and (iii) realized tax benefits related to stock-based compensation expense of $96,000.

In the second quarter the net discrete benefit amount is related to (i) interest expense charge on tax reserves for uncertain tax positions of $245,000, formerly reported as part of the effective tax rate, offset by (ii) $173,000 of realized tax benefits related to stock-based compensation expense, and (iii) a discrete benefit of $88,000 resulting from a reduction to the net deferred tax liabilities at June 30, 2007, as a result of state tax rate reduction enacted in the second quarter.

In the third quarter of 2007 we released tax reserves of $1,064,000 and interest associated with these tax reserves of $193,000 that were no longer required as a result of the expiration of a statute of limitation. We filed our 2006 federal tax return in the third quarter and recorded a benefit of $1,479,000 principally related to (i) an $866,200 net tax benefit related to the completion of a Research and Development Credit study and (ii) $196,900 tax benefit for the Domestic Production Activities Deduction. We also realized tax benefits related to (i) stock-based compensation expense of $73,000 and (ii) a discrete benefit of $2,535,000 related to a German tax rate reduction enacted in the third quarter that is effective in 2008. The interest expense charge on tax reserves for uncertain tax positions was $47,000 during the quarter.

The decrease in the quarterly estimated annual effective tax rate in relation to the prior year quarterly effective rate is attributable to an increase in income generated in lower tax rate jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123R, the 2007 estimated Research and Development Credit, increased Domestic Production Activities Deduction, an estimated increase in Foreign Tax Credits and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. As of September 30, 2007, we had approximately $9,324,000 of unrecognized tax benefits, of which $8,665,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on our results of operations or our financial position.

In the third quarter, we released $1,064,000 in tax reserves for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, we had accrued interest of approximately $1,105,000 and $1,299,000 as of September 30, 2007 related to uncertain tax positions.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions, to support business growth initiatives, and to pay dividends to shareholders. We continue to generate cash from operations and believe we remain in a strong financial position. Management believes that our cash, cash equivalents and marketable securities, and expected cash flows generated by operating activities will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash flow provided by (used in):
Operating activities	$131,592	$115,453
Investing activities	(48,564)	(85,402)
Financing activities	(34,491)	(16,253)
Effect of exchange rates on cash balances	4,941	3,649

Increase in cash and cash equivalents	$53,478	$17,447

Operating Activities

Net cash provided by operating activities increased by $16,139,000, or 14.0%, to $131,592,000 in the first nine months of 2007. The increase in net cash provided by operating activities was primarily due to a higher net income of $25,518,000 in the first nine months of 2007 compared with the first nine months of 2006. This is partially offset by a reduction in working capital of $7,812,000 due to the timing of payables and higher tax payments in the first nine months of 2007.

Investing Activities

Capital expenditures decreased by $4,592,000 or 17.8% to $21,136,000 in the first nine months of 2007 mainly due to higher capital spending in the first nine months of 2006 associated with the 2006 build out and move of our corporate headquarter offices in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York.

In 2007, we expect to spend from $35,000,000 to $37,000,000 in capital expenditures mainly related to investments in our underlying infrastructure to expand the capacity of our data centers and to further automate key processes and other activities associated with enhancing the flexibility and robustness of our fixed income evaluation and reference data platforms.

In the first nine months of 2007, we purchased municipal bonds of $125,647,000 with maturities greater than 90 days but less than one year and had matured $122,692,000 of municipal bonds with maturities greater than 90 days but less than one year.

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data net assets of its affiliate Xcitax LLC for $25,123,000. We funded this acquisition from our existing cash resources.

Financing Activities

In the first nine months of 2007, we utilized $27,586,000 to repurchase 1,037,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first nine months of 2007, we received $25,233,000 from the exercise of options to purchase 1,626,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 185,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. We have since paid three quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000
Sept 26, 2007	Sept 6, 2007	Regular, Cash	$0.125	$11,787,000

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about expected market conditions, our expected growth and profitability, and planned product and service developments, and acquisitions; our statements related to any potential future stock repurchase transactions, including our intention to repurchase shares of our common stock from time to time under the stock repurchase program, the source of funding for the stock repurchase program, as well as the timing, nature and financial impact of any such transactions related to the stock buyback program; and statements related to dividends, including the timing, nature and financial impact of issuing any dividends. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of financial market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within and across industries; (vii) the continuing impact of cost-containment pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete; (ix) our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all; (x) our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into; (xi) the regulatory requirements applicable to our business and many of our customers, including our Interactive Data Pricing and Reference Data subsidiary, which is a registered investment adviser; (xii) our ability to attract and retain key personnel; and (xiii) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Total revenue for the three and nine months ended September 30, 2007 and 2006 and long lived assets as of September 30, 2007 and December 31, 2006 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Revenue:
United Kingdom	$19,126	$17,893
All other European countries	27,992	22,018
Asia Pacific	3,813	3,126

Total	$50,931	$43,037

	Nine Months Ended September 30,
	2007	2006
Revenue:
United Kingdom	$53,667	$48,115
All other European countries	81,327	64,213
Asia Pacific	11,084	8,990

Total	$146,078	$121,318

	As of September 30, 2007	As of December 31, 2006
Long-Lived Assets:
United Kingdom	$138,140	$134,025
All other European countries	75,111	71,364
Asia Pacific	5,090	4,678

Total	$218,341	$210,067

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2007. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

Information regarding risk factors appears under Item 1A “Risk Factors” and in Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (1)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	84,000	$27.11	84,000	1,398,200
August 1, 2007 – August 31, 2007	184,900	$27.32	184,900	1,213,300
September 1, 2007 – September 30, 2007	302,200	$27.31	302,200	911,100

Total	571,100	$27.28	571,100

(1)	On October 25, 2006, our Board of Directors authorized a buyback program for the repurchase of up to 2,000,000 shares of common stock. In the third quarter of 2007, we repurchased 571,100 shares of outstanding common stock under this program and as of September 30, 2007, there remained 911,100 shares available for purchase under this program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the program. We are not obligated to acquire any particular amount of common stock as a result of the program, which may be suspended at any time at our discretion.
(2)	No shares have been purchased in the third quarter of 2007 other than through our publicly announced stock buyback program.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
10.1	Mark Hepsworth Particulars of Employment dated May 23, 1995.

10.2	Mark Hepsworth Letter of appointment dated May 22, 1995.

10.3	Letter agreement by and between the Registrant and Mark Hepsworth amending Mark Hepsworth’s Particulars of Employment dated April 2, 2003.

10.4	Secondment Extension Contract by and between the Registrant and Mark Hepsworth dated November 5, 2007.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 7, 2007	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: November 7, 2007	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer