Form 10-K
period 2007-12-31
INTERACTIVE DATA CORP/MA/
filed 2008-02-27
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $977,280,933.

As of February 12, 2008, the registrant had 94,212,847 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008.

PART I

Item 1.	Business

OVERVIEW

We are a leading global provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, sales and marketing, and client service activities. We market and sell our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two reportable operating segments: Institutional Services and Active Trader Services.

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

Interactive Data Pricing and Reference Data (formerly FT Interactive Data). Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with historical, intraday and end-of-day pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world. This business accounted for $429.4 million, or 62.3%, of our revenue in 2007.

On May 2, 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC (collectively, the “Xcitek Market Data Assets”), for $25.1 million in cash. These assets, which are now managed as part of Interactive Data Pricing and Reference Data, included a broad range of North American corporate actions data, such as reorganization, cost basis, and class action data. We began integrating these assets into our Interactive Data Pricing and Reference Data business during 2007. We funded this acquisition from existing cash resources. The Xcitek Market Data Assets accounted for $5.3 million, or 1.2% of Interactive Data Pricing and Reference Data revenue in 2007, and 0.8% of our total revenue in 2007.

Interactive Data Real-Time Services (formerly ComStock). Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also offers customized financial information portals and terminals. We acquired this capability as a result of the December 2005 acquisition of IS.Teledata AG, which we subsequently renamed Interactive Data Managed Solutions in 2006. Interactive Data Real-Time Services accounted for $139.4 million, or 20.2%, of our revenue in 2007.

Interactive Data Fixed Income Analytics (formerly CMS BondEdge). Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics. This business accounted for $32.4 million, or 4.7%, of our revenue in 2007.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. The Active Trader Services segment is composed of one business:

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. This business accounted for $88.4 million, or 12.8%, of our revenue in 2007.

For revenue, income from operations, identifiable assets and the relevant percentages for each of our segments, in addition to revenue and long-lived assets by geographic region, please refer to Note 13 in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Forward-looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

A number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I.

Corporate History

On February 29, 2000, the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included the eSignal and CMS BondEdge (now known as Interactive Data Fixed Income Analytics) businesses, were merged with the historical and end-of-day pricing, evaluations and information business then known as Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), an entity which has been in the financial data business for 40 years and at the time of the merger was 100% indirectly owned by Pearson plc. Principally as a result of this merger, Pearson plc indirectly owns approximately 61% of our issued and outstanding common stock. Interactive Data Corporation (formerly known as Data Broadcasting Corporation) was incorporated in 1992 under the laws of the State of Delaware.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed seven acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments:

•	In January 2002, we acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service business.

•

In February 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-US assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock.

•

In October 2003, we acquired the real-time datafeed customer base of HyperFeed Technologies, Inc., a provider of enterprise-wide real-time data processing and transaction technology software and services.

•	In September 2004, we acquired the net assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data.

•

In December 2005, we acquired 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of customized financial information portals and terminals. In 2006, we subsequently acquired the remaining IS.Teledata shares from minority stockholders, increasing our total ownership in IS.Teledata to 100%. As discussed above, the IS.Teledata business was subsequently renamed Interactive Data Managed Solutions.

•

In March 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets include subscription-based services for active traders, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com.

•

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC. These assets included a broad range of North American corporate actions data, such as reorganization, cost basis and class action data.

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

For these reasons, financial institutions and other organizations work with financial market data vendors like us that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent and timely manner. In addition, specialized financial market data vendors like us invest significant resources to identify and minimize source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like us produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income securities, that trade infrequently, if at all, in the secondary market. In addition, customers often invest in applications that aggregate content from third-parties together with internal information to support their client service, sales and marketing and operations activities. Moreover, to make timely decisions in support of their investment strategies, many customers access sophisticated analytics like ours, or they utilize financial information portals and terminals that seamlessly integrate financial content from an extensive range of market sources as well as provide access to advanced analytical tools.

Services and Customers

We offer our services to financial institutions, active traders and individual investors. Our businesses address the financial market data and analytics needs of these customers by providing time-sensitive information regarding a broad spectrum of securities, commodities and derivative instruments as well as access to sophisticated decision-support tools. We target our customers through the businesses within our Institutional Services and Active Trader segments.

Institutional Services

Our Interactive Data Pricing and Reference Data, Real-Time Services and Fixed Income Analytics businesses primarily focus on addressing the needs of financial institutions for financial market data, analytics and related services. We have historically achieved high retention rates within our Institutional Services segment.

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

We define reference data to encompass a broad range of relevant corporate actions and income-related information, identification and settlement data, and key terms and conditions for a wide range of securities. Examples of reference data include:

•	Corporate actions and income-related information such as capitalization changes, dividends, earnings and shares outstanding, reorganization announcements, and credit ratings, as applicable;

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

As of the end of 2007, this business supplied data directly to over 4,000 institutional customer accounts. A single financial institution may have more than one account. In addition, this business provides services to over 400 redistributors and outsourcing organizations such as custodian banks, service bureaus, prime brokers, financial software and systems companies, and information media firms. These redistributors and outsourcing organizations sublicense or redistribute data typically to medium and small institutions, and individual investors.

In addition to information concerning listed securities, Interactive Data Pricing and Reference Data provides evaluations for hard-to-value, non-listed fixed income securities through its evaluated pricing services as well as hard-to-obtain information relating to securities from emerging markets. Through our evaluated pricing services, this business provides evaluations for approximately 2.5 million fixed income and equity issues, including securities issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance securities and foreign securities issued in markets outside of North America such as convertible bonds, debentures, Eurobonds, and sovereign and corporate bonds. Interactive Data Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information Service through which we provide evaluations for certain international equity securities. The Fair Value Information Service is designed to provide customers with various information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation. This business is also addressing the intraday valuation and reference data needs of its customers through the introduction of new services. In September 2007, Interactive Data Pricing and Reference Data launched the Basket Calculation ServiceSM, a new web-based offering that calculates intra-day indicative valuations for equity and fixed income exchange traded funds or ETFs. In October 2007, this business introduced a new service designed to deliver comprehensive corporate actions information to clients throughout the day.

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

We believe that the combination of Interactive Data Pricing and Reference Data’s listed markets pricing information and evaluated pricing services help mutual funds, pension funds and money managers value their holdings. For example, each US mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data from this business as an important part of their own daily valuation determinations.

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

Interactive Data Pricing and Reference Data actively seeks to enhance its existing services and develop new offerings by establishing business alliances, automating key data collection and evaluation processes, expanding its data coverage, particularly in the area of hard-to-value securities, increasing the delivery frequency of its services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges. We believe that the importance of Interactive Data Pricing and Reference Data’s services will continue to increase as financial instruments become more numerous and complex, as regulatory requirements expand and as financial services firms continue to automate key processes across their front, middle and back-office operations.

Interactive Data Real-Time Services

Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also offers customized financial information portals and terminals. As of the end of 2007, Interactive Data Real-Time Services had approximately 2,300 direct customer accounts. A single financial institution or information media company may have more than one direct account.

There are two core product areas within Interactive Data Real-Time Services: real-time datafeeds and managed solutions. Within the real-time datafeeds product area, this business markets two real-time datafeed services: PlusFeedSM and DirectPlusSM. PlusFeed is our real-time, low latency global financial market datafeed service that consolidates real-time and/or delayed data from an extensive range of stock exchanges, electronic communications networks or ECNs, and other sources worldwide. PlusFeed has broad coverage of the US securities markets, as well as extensive international coverage in Europe, Asia Pacific, South America and Africa. The real-time data includes coverage of equities (including market depth), commodities and options, mutual funds and money markets, fixed income instruments, foreign exchange rates, and US and international news coverage from a range of sources. In addition to this content, PlusFeed offers comprehensive related information including global fundamental data, corporate actions records, historical data, and analytics capabilities. Interactive Data Real-Time Services offers a variety of delivery methods for PlusFeed, including leased line and Internet delivery via a secure virtual private network. Clients can also access the data via co-location cross connections. In 2007, this business introduced DirectPlus, an ultra-low latency (the time it takes for information to be received from a stock exchange and redistributed to a client) direct exchange data service that is designed to provide customers with access to sub-one millisecond data from major stock exchanges, thereby powering a range of low latency financial applications, including algorithmic trading engines and order management systems. In addition, this business also markets PlusTickSM, a service that provides financial institutions with access to tick and trade data for global securities. PlusTick can be used by clients to assist in their compliance with “best trade execution” and other government mandates, and back-test and help analyze algorithmic trading applications designed to improve investment performance.

The second core product area within Interactive Data Real-Time Services is managed solutions, which involves designing and managing customized, web-based financial information portals and terminals. These offerings are hosted on our own technical infrastructure. We entered this product area as a result of our December 2005 acquisition of IS.Teledata AG, which was subsequently renamed Interactive Data Managed Solutions. The offerings from Interactive Data Managed Solutions aggregate content that may be sourced from both the customer and from a number of information providers including Interactive Data’s businesses, and then tailor the visual display of this content to the needs of its clients.

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

As part of its plans to enhance its services, Interactive Data Real-Time Services seeks to expand its market coverage by adding new stock exchanges, financial markets and news sources. In addition, this business plans to continue enhancing its delivery network to accommodate significant increases in the volume of financial market data, reduce the latency, improve the reliability of its datafeeds, and to add new features and offerings that will help its institutional clients address regulatory requirements and cost-effectively execute their trading strategies. This business also plans to enhance its suite of managed market data solutions by developing new web-based tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of derivative instruments, options, futures and investment funds, and by creating new statistical tools designed to enable customers to better track the performance of their investments.

Interactive Data Fixed Income Analytics

Our Fixed Income Analytics business provides financial institutions with fixed income data and sophisticated fixed income analytics. Interactive Data Fixed Income Analytics markets BondEdge®, a service used by financial institutions to manage risks and understand the performance of diversified fixed income portfolios. This business also markets Analytix DirectSM, a fixed income datafeed service that provides a variety of risk measures independent of a dedicated software application. As of the end of 2007, more than 500 direct institutional accounts based primarily in North America subscribed to BondEdge and other services from Interactive Data Fixed Income Analytics. A single financial institution may have multiple accounts supporting different applications in various departments. The primary users of our services within these financial institutions are fixed income portfolio managers who invest in or sell fixed income securities, particularly those that require specialized modeling.

BondEdge enables clients to simulate various market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, and respond to reporting demands. BondEdge includes interest rate and credit risk management tools, access to an extensive global fixed income securities database as well as regulatory reporting and compliance tools. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages in order to reduce duplicate data entry and to facilitate improved accuracy and efficiency within an organization. Interactive Data Fixed Income Analytics customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge) and local area network/wide area network configurations (BondEdge ES). In addition, this business provides a service bureau offering, which is an outsourcing option whereby Interactive Data Fixed Income Analytics professionals run BondEdge on behalf of the customers and provide customers with certain fixed income portfolio analysis and risk management information. In addition, to meet the needs of large financial institutions who operate centralized data warehouses to support multiple departments and various applications throughout the institution, this business offers analytical risk measures via its Analytix Direct datafeed service.

Interactive Data Fixed Income Analytics continues to invest in product and business development activities designed to expand business with existing and prospective customers in North America, Europe and Australia. In particular, this business is seeking to accelerate adoption of its Analytix Direct datafeed service through cross-selling initiatives with our Interactive Data Pricing and Reference Data business. In addition, this business plans to introduce its next-generation BondEdge service in 2008 and is expanding the potential market for BondEdge by targeting new liability-driven investing applications within current and prospective pension fund customers.

Active Trader Services

Our eSignal business services the needs of active traders, individual investors and investment community professionals.

eSignal

Our eSignal business provides real-time financial market information and access to decision-support tools that assist active traders, individual investors and investment community professionals in their analysis of securities traded on major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. These financial websites generate revenue through online advertising.

The financial data available to eSignal subscribers includes equities, options, derivative instrument data, single stock futures, indices, market depth from various exchanges including from the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, eSignal subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking and news and commentary. As of the end of 2007, this business had 63,539 direct subscription terminals.

eSignal’s information is delivered via a sophisticated network infrastructure with an advanced Internet protocol multicast backbone and multiple, geographically dispersed computer server farms. eSignal services include its financial websites: Quote.com®, RagingBull.com and FutureSource.com; subscription services aimed at active traders: its eSignal-branded workstation and related offerings such as eSignal®, eSignal Market Scanners, and eSignal, Advanced GET® edition; LiveCharts® and QCharts® market data platforms; and QuoTrek® for wireless access to real-time streaming market data; trading education services aimed at active traders through its seminar offering, eSignal Learning; and real-time market data platforms designed for investment community professionals: eSignal Pro®, the FutureSource® line of workstations and the web-based Market-QSM desktop solution.

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

In 2007, we aligned our Pricing and Reference Data, and Real-Time Services business under a single management structure from a business and product strategy, sales management and operational perspective. We believe this action will enable us to build upon the progress made during the past several years in presenting our business more effectively to the marketplace and to move faster in addressing client needs spanning four core product areas: evaluations, reference data, real-time datafeed services and managed solutions.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.

Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, in September 2007, we launched the Basket Calculation ServiceSM, a new web-based offering that calculates intra-day indicative valuations for equity and fixed income ETFs. This service utilizes intra-day fixed income valuations from Interactive Data Pricing and Reference Data, and real-time equity pricing data to calculate and deliver updated indicative optimized portfolio values every 15 seconds of the trading day through a fully-hosted web-based application powered by PlusFeed, Interactive Data Real-Time Services’ consolidated low latency digital datafeed. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery and increasing the frequency of service delivery.

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

3.

Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisitions. In 2007, 29.1% of our revenue was generated by customers outside of North America versus 27.3% and 23.1% in 2006 and 2005, respectively. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, will enhance our ability to further expand our business in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, in early 2008, we launched a new real-time processing facility in London to further accelerate delivery of real-time data to customers in Europe. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

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

Across each of our businesses, regardless of business segment, contractual arrangements for the provision of data services to customers take one of three forms: (1) a fixed annual, semi-annual, quarterly or monthly subscription; (2) variable fees based upon usage; and (3) a combination of a fixed fee and usage, where a fixed subscription is accompanied by additional amounts which are charged for usage above agreed upon levels.

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

As discussed above, in February 2007, we implemented a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients. These activities included renaming our three institutional businesses. In September 2007, we unified the previously separate sales, client relationship management and client service organizations for our Pricing and Reference Data, and Real-Time Services businesses. Related to this initiative, we began the process of our sales incentive and commission programs, focused on product cross-training and advanced efforts to deploy a unified customer relationship management application for both client support and sales personnel. In addition, we expanded the scope of our major accounts group, which is composed of senior relationship and customer support staff, to address the enterprise-wide needs of strategic customers.

Our institutionally oriented sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2008, we intend to continue to work closely with our institutional customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our organization.

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

•

Our expertise and experience in each of our core businesses, which further enhances our ability to deliver market data and analytic services using a variety of delivery platforms and technologies, and to cost-effectively integrate this content into the operational workflow of our customers;

•	Our ability to launch new services in response to the needs of our customers; and

•	The quality of our customer service and support.

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented Interactive Data Pricing and Reference Data, and Interactive Data Real-Time Services businesses are large global suppliers of financial and business news and financial market data, including Bloomberg, Reuters Group plc, Standard and Poor’s (a division of The McGraw-Hill Companies), Telekurs Financial (part of Swiss Financial Market Services), Thomson Financial (an operating unit of The Thomson Corporation) and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse service-line offerings which allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services.

As a specialty service, Interactive Data Fixed Income Analytics competes against other financial services analytical software companies such as FactSet Research Systems Inc. (as a result of its 2005 acquisition of Derivative Solutions Inc.), The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), and Wilshire Associates Incorporated. Other challenges unique to this business include brokerage firms developing software solutions internally or with the assistance of outside consultants. We believe that additional competitive advantages possessed by Interactive Data Fixed Income Analytics include unbiased analytics (independent of a brokerage or asset management firm), advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, a datafeed service to support data warehouse applications, and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, eSignal competes against numerous competitors including CQG, Inc., DTN Market Access, Inc., Thomson Financial, TradeStation, Lehman Brothers via its 2006 acquisition of Townsend Analytics, and others. eSignal’s financial websites compete directly and indirectly for advertisers, viewers and content providers against numerous competitors that aggregate financial, business and investment information, news and related content including general purpose consumer-oriented websites such as Google™, Yahoo!®, America Online®, and MSN Money; financial and business-oriented news services, newspapers, magazines, and television networks that operate related websites such as Reuters, Bloomberg Business News, The Wall Street Journal, Forbes and CNN; and specialized business, financial and investment websites such as TheStreet.com®, StockCharts.com™, MarketWatch.com® and Fool.com®. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our Active Trader services include ease of use, compatibility with third-party software packages, and price.

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

We continue to be focused on maintaining a global technical infrastructure that allows us to support our growing businesses, and provide data and analytics using various delivery methods designed to best meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have one patent and two patents pending. Our patent expires in December 2022. We have rights to approximately 50 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services. No single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our operations or financial results as a whole.

License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange or other similar financial markets, would materially disrupt our operations.

We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc, or Pearson. This license, which was renewed for a one-year term on March 7, 2007, automatically renews for subsequent one-year terms unless terminated. Although the license has not yet been terminated, we no longer actively use the “FT” brand as part of our institutional sales and marketing activities. We do not believe the cessation of our rights under this license would materially adversely affect our operations or financial results as a whole.

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

(In thousands)	2007	2006	2005
Revenue:
United States	$489,185	$445,351	$417,533
United Kingdom	74,681	64,977	64,820
All other European countries	110,544	89,895	49,552
Asia Pacific	15,200	12,180	10,962

Total	$689,610	$612,403	$542,867

For the years ending December 31, 2007 and 2006, respectively, long-lived assets by geographic region are as follows (in thousands):

	2007	2006
United States	$592,189	$577,947
United Kingdom	139,162	134,025
All other European countries	76,517	71,364
Asia Pacific	5,192	4,678

Total	$813,060	$788,014

Employees

We had approximately 2,304 employees as of January 31, 2008. We believe that our relations with our employees are good.

Regulation

Interactive Data Pricing and Reference Data, Inc., one of our subsidiaries, is registered with the SEC under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

We have filed an application with the United Kingdom Financial Services Authority to register certain future planned activities of our U.K. eSignal business.

Internet Address, SEC Reports and NYSE Reports

We maintain a website with the address www.interactivedata.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the Internet at the SEC’s website at www.sec.gov. You may also read and copy this information at the SEC’s public reference facilities in Washington D.C. Please call the SEC at 1-800-SEC-0330 for information about these facilities. We also include on our website our code of business conduct and ethics, corporate governance guidelines and the charters for each of the audit, compensation, nominating and corporate governance, and independent committees of our Board of Directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange.

We submitted our 2007 annual Section 12(a) CEO Certification to the New York Stock Exchange. The Certification was not qualified in any respect.

Executive Officers of the Registrant

Name	Age	Office Held with Company
Stuart J. Clark	60	President and Chief Executive Officer
Andrew J. Hajducky III	54	Executive Vice President, Chief Financial Officer and Treasurer
Andrea H. Loew	50	Executive Vice President, General Counsel and Corporate Secretary
John L. King	57	Chief Operating Officer
Raymond L. D’Arcy	55	President, Sales and Marketing
Mark Hepsworth	48	President, Institutional Business

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

Andrew J. Hajducky III joined Interactive Data as executive vice president, treasurer and chief financial officer in June 2006. In this role, Mr. Hajducky is responsible for overseeing Interactive Data’s financial operations, human resources, corporate information systems, corporate planning, purchasing, and investor relations. Prior to joining Interactive Data, Mr. Hajducky was executive vice president, chief financial officer, treasurer and secretary for DirectoryM Inc., an online directory technology company and before that, he was executive vice president, chief financial officer and treasurer at Centre Path Network, Inc. (formerly Giant Loop Network, Inc.) . From 1995 through 2001, Mr. Hajducky served as executive vice president, chief financial officer and treasurer of CMGI, Inc. (NASDAQ: CMGI). Prior to CMGI, Mr. Hajducky was a partner at Ernst & Young LLP, where he established and grew the firm’s mergers and acquisitions practice in New England. His work experience also includes serving as chief financial officer of Mountain International Company/Accu-Tel, Inc. after starting his career as an auditor at Price Waterhouse LLP and Coopers & Lybrand LLP.

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

Raymond L. D’Arcy has served as our president of sales and marketing since September 2005. He had served as president of data delivery products for Interactive Data Pricing and Reference Data from January 2001 until September 2005. From 1999 to 2001, Mr. D’Arcy served as senior vice president of global sales, marketing and customer support for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as Interactive Data Pricing and Reference Data’s regional sales director for Eastern North America for ten years.

Mark Hepsworth has served as President, Institutional Business since September 2007. In this role, he is responsible for leading the business strategy, product development and general business management across Interactive Data Pricing and Reference Data and Interactive Data Real-Time Services. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Corporate History above.

We face intense competition. We operate in highly competitive markets in which we compete with other distributors of financial market data, analytics and related services. We expect competition to continue to be intense. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand offerings and data content more effectively, use their financial resources to sustain aggressive pricing and to respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and sale of their services. Increased competition in the future could adversely affect our market share or margins and could have a material adverse effect on our business, financial condition or operating results.

The continuing impact of cost-cutting pressures across the financial services industry could reduce demand for our services. Many customers within the financial services industry strive to reduce their operating costs. To achieve this goal, customers may seek to reduce their spending on financial market data services and related analytics. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

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

A prolonged outage at one of our data centers could result in reduced revenue and the loss of customers. Our customers rely on us for the delivery of time-sensitive, up-to-date data and analytics. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. The occurrence of any of these events could disrupt our operations. An interruption in the delivery of our services may induce our customers to seek alternative data suppliers. Any such losses or damages incurred by us could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We obtain much of the data we distribute thorough license agreements with data suppliers. The disruption of any license agreement with a major data supplier, such as the New York Stock Exchange, could disrupt our operations and lead to an adverse impact on our results of operations.

Our inability to maintain relationships with service bureaus and custodian banks would decrease our revenue. Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. While we believe the importance of back office operations will continue to increase, if this trend shifts or any of these relationships are disrupted or terminated, our results of operations could be materially adversely impacted.

Consolidation of financial services within and across industries could lower demand for our services. As consolidation occurs and synergies are achieved, the number of potential customers for our services decreases. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue.

New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings. We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately and accurately anticipate customers’ needs and technological trends, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would be likewise be materially adversely impacted. In both cases such occurrences could adversely impact our ability to maintain or grow revenue and our operating results could be materially adversely affected. Finally, in order to effectively expand into new geographic areas, which is a key element of our growth strategy, we need to develop geographic specific services, or enhance or add to current services so that they meet the needs of users in specific geographic locations. Finally, any new services or data content that we may develop and/or introduce may not achieve market acceptance; lack of market acceptance could result in lower revenue levels and/or impair our ability to grow revenue.

Our continued growth depends, in part, on our ability to successfully identify and complete acquisitions and enter into strategic business alliances. Our business strategy includes growth through acquisition of assets and businesses that complement or augment our existing services and through the creation of strategic business alliances. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies, and personnel, however, acquisitions may not be available to us on favorable terms, if at all. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and, in some instances, the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete acquisition or strategic business alliance transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company.

We may fail to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into. Strategic alliances have also been and continue to be important to expanding our customer base and enhancing the appeal of our offerings. We have established strategic business alliances with companies who redistribute our services to their customers or who provide us with additional content that we can redistribute to our customers. The success of any acquisition depends in part on our ability to integrate the acquired business or assets, including customers, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties and integration could take longer than anticipated. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing business. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, such as supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure. The success of our strategic alliances depends in part on our ability to work collaboratively with these business partners to jointly market our services and content. We may not be able to effectively or efficiently deliver our services to these business partners or redistribute their content under financial terms that are mutually satisfactory, or achieve the desired benefits from these alliances.

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation. The securities laws and other regulations that govern certain of our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the US and foreign countries. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit relating to actual or alleged violations of one or more of their regulatory obligations, we could also become subject to intense scrutiny. This intense scrutiny could involve an examination by regulators of whether the services we provided to the customer during the time period of the alleged violation were related to or contributed to the commission of the alleged or actual violation or result in a claim or civil lawsuit filed against us by the customer or the customer’s clients seeking damages. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, or a claim or civil lawsuit filed against us could cause us to incur substantial costs and would distract our management from our business. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives, or standards may reduce demand for our services or increase our expenses. Our customers must comply with governmental and qausi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives, or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

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

We are subject to the risks of doing business internationally.

During 2007, approximately 29.1% of our revenue was generated outside the United States. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates.

We may not be able to attract and retain key personnel. We depend on our ability to attract and retain qualified personnel to operate and expand our business and we may not be able to retain the services of our key personnel. Our ability to replace any key personnel who resigns may be difficult and may take an extended period of time because of the limited number of senior individuals in the financial information industry with the breadth of skills and experience required to operate and successfully expand a business such as ours or perform some of the key business functions we require. Competition to hire from this limited pool is intense, and we may not be able to hire or retain these personnel.

Pearson has the ability to control us. Pearson indirectly holds approximately 61% of our issued and outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over our management and our affairs, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of our stockholders.

Items 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Operating Unit/Segment	Square Feet	Current Annual Rental Rate	Expiration Date
Bedford, MA	Institutional and Corporate	103,716	$2,186,000	June 2016
Boston, MA	Institutional	11,910	$357,000	March 2010
Boxborough, MA	Corporate, Institutional and Active Trader	73,817	$388,000	September 2018
Channel Islands, UK	Institutional	2,301	$105,000	October 2011
Cheltenham, UK	Institutional	3,500	$77,000	May 2012
Chicago, IL	Institutional and Active Trader	6,307	$114,000	September 2011
Chicago, IL	Active Trader	3,465	$82,000	October 2012
Cologne, Germany	Institutional	17,132	$259,000	December 2008
Dublin, Ireland	Institutional	12,017	$364,000	February 2012
Frankfurt, Germany	Institutional	78,548	$2,322,000	December 2016
Hayward, CA	Active Trader	60,158	$1,166,000	June 2013
Hong Kong	Institutional	1,000	$20,000	June 2008
Houston, TX	Active Trader	1,635	$18,000	July 2012
Lombard, IL	Active Trader	9,356	$159,000	May 2011
London, UK	Institutional and Active Trader	68,943	$1,841,000	April 2010
Luxembourg	Institutional	3,368	$175,000	December 2010
Madrid, Spain	Institutional	2,063	$111,000	May 2009
Melbourne, Australia	Active Trader and Institutional	4,828	$108,000	November 2010
Milan, Italy	Institutional	2,799	$44,000	July 2012
New York, NY	Institutional	87,337	$2,195,000	May 2013
New York, NY	Institutional	27,386	$1,050,000	November 2009
New York, NY	Institutional	9,110	$300,000	October 2010
New York, NY	Institutional	2,459	$47,000	March 2012
Paris, France	Institutional	2,670	$185,000	December 2008
Parsippany, NJ	Corporate	2,584	$58,000	January 2012
Santa Monica, CA	Institutional	22,877	$718,000	November 2012
Singapore	Institutional	2,530	$122,000	October 2009
White Plains, NY	Institutional	46,000	$1,204,000	October 2019
Zurich, Switzerland	Institutional	2,419	$33,000	September 2008

With the exception of our Hong Kong office, we have excluded leased properties less than 1,500 square feet. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations.

If we are unable to renew any of the leases that are due to expire in 2008, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some cases being covered by various commercial liability insurance policies and third party indemnifications.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

The following table sets forth, for the periods indicated, the intraday high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low
2006:
Quarter Ended March 31	$23.60	$21.99
Quarter Ended June 30	$23.46	$18.67
Quarter Ended September 30	$21.42	$18.32
Quarter Ended December 31	$24.48	$19.78

2007:
Quarter Ended March 31	$26.41	$22.63
Quarter Ended June 30	$30.34	$24.55
Quarter Ended September 30	$30.41	$24.18
Quarter Ended December 31	$33.68	$28.10

Performance Graph(1),(2)

The following graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the NYSE Composite index and the Dow Jones US Financial Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Interactive Data Corporation	100.00	120.44	158.11	171.39	188.06	262.96
NYSE Composite	100.00	131.73	151.45	165.62	199.52	217.21
Dow Jones US Financial Services	100.00	137.39	156.98	170.13	217.36	182.35

(1)	The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.
(2)	The stock price performance shown on the graphs is not necessarily indicative of future price performance. Information used on the graphs was obtained from Research Data Group, Inc., San Francisco, California, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Stockholders

As of February 12, 2008, there were 94,212,847 outstanding shares of our common stock held by 1,063 stockholders of record.

Dividends

In fiscal year 2006, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
October 25, 2006	$0.80	Special (cash)	November 9, 2006	$74,581	December 5, 2006

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 15, 2007	$0.125	Regular (cash)	March 1, 2007	$11,706	March 30, 2007
May 23, 2007	$0.125	Regular (cash)	June 7, 2007	$11,793	June 27, 2007
August 30, 2007	$0.125	Regular (cash)	September 6, 2007	$11,787	September 26, 2007
November 19, 2007	$0.125	Regular (cash)	December 6, 2007	$11,786	December 20, 2007
December 11, 2007 (1)	$0.500	Special (cash)	January 4, 2008	$47,184	January 24, 2008
December 11, 2007 (2)	$0.150	Regular (cash)	March 3, 2008	$14,147	March 31, 2008

Total	$1.15

(1)	Dividend declared amount of $47,184,000 is included in dividends payable as of December 31, 2007. This dividend amount is based on the number of shares of common stock outstanding as of the January 4, 2008 record date.
(2)	On December 11, 2007, our Board of Directors also approved a 20% increase in the regular quarterly dividend from $0.125 to $0.15 per share of common stock, commencing with the first quarter 2008 dividend to be paid on March 31, 2008 to all stockholders of record at the close of business on March 3, 2008. The dividend declared amount of $14,147,000 is included in dividends payable as of December 31, 2007. The estimated liability for this dividend is based on the number of shares of common stock outstanding as of the December 11, 2007 declaration date.

All of the above cash dividends have been paid or will be paid from our existing cash resources.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Issuer Purchases of Equity Securities

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. As of December 31, 2007, there remained 2,770,900 shares available for purchase under the stock buyback program. In 2007, we purchased an aggregate of 1,177,100 shares of common stock at an average price of $27.03. In 2006, we purchased an aggregate of 1,500,000 shares of common stock at an average price of $20.74 per share. In 2005, we purchased an aggregate of 1,407,000 shares of common stock at an average price of $21.52 per share.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	90,200	$29.60	90,200	820,900
November 1, 2007—November 30, 2007	30,000	$31.03	30,000	790,900
December 1, 2007—December 31, 2007	20,000	$31.45	20,000	2,770,900

Total	140,200	$30.17	140,200

(1)	No shares have been purchased in the fourth quarter of 2007 other than through our publicly announced stock buyback program.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the years ended December 31, 2003 through 2007 has been derived from our consolidated financial statements. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Revenue	$689,610	$612,403	$542,867	$484,565	$442,690
Income from operations	175,620	144,565	144,140	125,869	115,349
Net income	125,983	93,362	93,864	80,271	72,201
Net income per common share
Basic	1.34	1.00	1.01	0.86	0.78
Diluted	1.30	0.98	0.98	0.84	0.76
Weighted average common shares
Basic	94,038	93,240	93,204	93,152	92,319
Diluted	97,060	95,600	95,989	95,525	94,450
Total assets	1,228,226	1,103,804	996,920	1,019,776	905,578
Stockholders’ equity	963,524	911,585	855,406	857,756	762,531
Cash dividends declared per common share	$1.15	$0.80	$0.80	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our offerings are developed and delivered to customers through four businesses that comprise our two reportable operating segments: Institutional Services and Active Trader Services.

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

On May 1, 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC, for $25.1 million in cash. These assets, which are now managed as part of Interactive Data Pricing and Reference Data, included a broad range of North American corporate actions data, such as reorganization, cost basis and class action data. We are integrating these assets into our Interactive Data Pricing and Reference Data business. We funded this acquisition from existing cash resources.

On December 13, 2005, we acquired approximately 95.1% of Frankfurt-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. We subsequently renamed this business Interactive Data Managed Solutions and it is managed as part of the Interactive Data Real-Time Services business. Financial institutions utilize offerings from Interactive Data Managed Solutions to build and operate customized web-based financial information portals and terminals. This acquisition enables us to market a suite of offerings that complement our core portfolio of financial market data services, and broaden our presence in continental Europe. During 2006, we subsequently acquired the remaining 4.9% of this business from minority stockholders for an aggregate purchase price of $2,914,000, which increased the net price paid for IS.Teledata to $52,330,000. We funded this acquisition from existing cash resources.

Active Trader Services

In the Active Trader Services segment, we have one business, eSignal, which was supplemented by the March 2006 acquisition of the net assets of Quote.com and certain other related assets:

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

Development of Business

Our results of operations for 2007 include the activities of our Interactive Data Pricing and Reference Data (including nearly 8 months of Xcitek), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including Quote.com) businesses. Our results of operations for 2006 include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including nearly 10 months of Quote.com) businesses. Our results of operations for 2005 include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services (including 19 days of Interactive Data Managed Solutions), Interactive Data Fixed Income Analytics, and eSignal businesses.

Business and Market Trends

In 2007, we experienced market conditions that were largely consistent with those we experienced during the past several years. Throughout this period, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. We believe that spending by financial institutions on market data and related services in 2008 will be influenced by a focus on cost containment initiatives as customers spend prudently on such services. It is unclear at this time what impact the recent conditions of the financial markets will have on the operational spending of financial institutions in 2008. Current conditions may lead to an increased focus on containing or reducing market data spending, which could impact our revenues.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in 2007, consistent with our experience over the past three years.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the continuing cost containment focus within our institutional customer base. If the data we provide were not mission critical, we believe a decline in market conditions would affect us more adversely.

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate services with us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly.

•

Over the past decade, there has been a consolidation of financial institutions both within and across the financial services industry. When financial institutions merge, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. Additional consolidation activity has the potential to adversely impact our revenue in the future.

•

Increased regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the use of real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their regulatory compliance obligations.

•

The issuance of increasingly complex financial instruments continues to proliferate. Determining the fair value of these instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with third-party providers like us who can assist them in their valuation of these instruments.

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require real-time market data with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity to address these volume issues.

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers, and, to a lesser extent, new sales to new customers. Interactive Data Pricing and Reference Data’s growth in 2007 was primarily driven by increased demand for its broad range of services, coupled with strong retention rates and higher usage revenue. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

Interactive Data Real-Time Services continues to generate growth for its real-time business both by sales to new customers and new sales to existing customers. In particular, financial institutions such as hedge funds are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure.

Growth in our Interactive Data Fixed Income Analytics business in 2007 was largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers in the United States, Europe and Australia.

Active Trader Services

eSignal’s growth has been driven by a combination of the expansion of its direct subscriber base and increased online advertising. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites.

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

Results of Operations

Selected Financial Data

	For Year Ended December 31,			For Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(In thousands, except per share information)
REVENUE	$689,610	$612,403	12.6%	$612,403	$542,867	12.8%
COSTS AND EXPENSES:
Cost of services	223,987	198,538	12.8%	198,538	167,089	18.8%
Selling, general and administrative	240,520	221,787	8.4%	221,787	191,615	15.7%
Depreciation	23,110	21,925	5.4%	21,925	18,767	16.8%
Amortization	26,373	25,588	3.1%	25,588	21,256	20.4%

Total costs and expenses	513,990	467,838	9.9%	467,838	398,727	17.3%

INCOME FROM OPERATIONS	175,620	144,565	21.5%	144,565	144,140	0.3%
Interest income	9,025	6,366	41.8%	6,366	4,711	35.1%

INCOME BEFORE INCOME TAXES	184,645	150,931	22.3%	150,931	148,851	1.4%
Income tax expense	58,662	57,569	1.9%	57,569	54,987	4.7%

NET INCOME	$125,983	$93,362	34.9%	$93,362	$93,864	(0.5)%

NET INCOME PER SHARE:
Basic	$1.34	$1.00	34.0%	$1.00	$1.01	(1.0)%
Diluted	$1.30	$0.98	32.7%	$0.98	$0.98	—
Cash dividends declared per common share	$1.15	$0.80	43.8%	$0.80	$0.80	—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,038	93,240	0.9%	93,240	93,204	0.0%
Diluted	97,060	95,600	1.5%	95,600	95,989	(0.4%)

2007 VERSUS 2006

Revenue

(In thousands)	2007	2006	% Change
Institutional Services:
Pricing and Reference Data	$420,720	$377,896	11.3%
Real-Time Services	132,250	120,061	10.2%
Fixed Income Analytics	32,415	32,459	(0.1)%
Foreign Exchange	15,862	—	—

Total Institutional Services	$601,247	$530,416	13.4%
Active Trader Services:
eSignal	87,773	81,987	7.1%
Foreign Exchange	590	—	—

Total Active Trader Services	88,363	81,987	7.8%

TOTAL REVENUE	$689,610	$612,403	12.6%

Total revenue increased by $77,207,000, or 12.6%, to $689,610,000 in 2007. The Xcitek business contributed revenue of $5,299,000 in 2007. In addition, the Quote.com business, which we acquired in March 2006, contributed incremental revenue of $2,372,000 in 2007. This is coupled with strong revenue growth at our Pricing and Reference Data of $37,525,000 and Real Time Services of $12,189,000, and modest expansion at our eSignal business of $3,414,000. Foreign exchange had a favorable impact on revenue of $16,452,000 in 2007, mainly due to the weakness of the US dollar against the UK pound sterling and the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $70,831,000, or 13.4%, to $601,247,000 in 2007. Foreign exchange had a favorable impact on revenue of $15,862,000 in 2007.

Revenue for the Pricing and Reference Data business increased by $42,824,000, or 11.3%, to $420,720,000 in 2007. The Xcitek business contributed revenue of $5,299,000 in 2007. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe. Pricing and Reference Data’s North American business generated revenue growth of $27,746,000 or 9.6%, and revenue for the European business of Pricing and Reference Data increased by $8,805,000, or 10.7%, in 2007. This growth is mainly due to higher demand for our evaluated pricing and reference data content, lower cancellation levels, and increased usage levels. Revenue in 2007 for the Asia Pacific business of Pricing and Reference Data increased by $974,000, or 13.0%, mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $12,189,000, or 10.2%, to $132,250,000 in 2007 primarily due to increased new business in both the real time datafeed and the managed solutions product areas.

Revenue for the Fixed Income Analytics business decreased by $44,000, or 0.1%, to $32,415,000 in 2007. This decrease in revenue is mainly due to higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $6,376,000, or 7.8%, to $88,363,000 in 2007. Foreign exchange had a favorable impact on revenue of $590,000 in 2007. The Quote.com business, which was acquired in March 2006, contributed incremental revenue of $2,372,000 in 2007. The increase in revenue within the Active Trader Services segment also reflects the deferral of revenue in the second quarter of 2006 associated with sales of software in multiple element arrangements which were subsequently recognized ratably over the term of the associated customer contracts. This is coupled with a higher number of core eSignal direct subscription terminals, which grew 2.9% to 63,539 in 2007, and higher average net subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

(In thousands)	2007	2006	% Change
COST OF SERVICES	$223,987	$198,538	12.8%

Cost of services expenses increased by $25,449,000, or 12.8%, to $223,987,000 in 2007. The Xcitek business contributed cost of services expense of $2,077,000 in 2007, and the Quote.com business contributed incremental cost of services expenses of $446,000 in 2007. The increase in cost of services expenses is mainly due to higher personnel-related costs of $9,796,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation coupled with higher data acquisition expense of $2,112,000. Also contributing to the increase in cost of services expense in 2007 were increased expenditures associated with hardware and software maintenance agreements of $1,468,000, higher premises-related expenses of $1,421,000, and increased consulting-related expenditures of $1,360,000. Foreign exchange increased cost of services expense by $5,818,000 in 2007. Cost of services expense as a percentage of revenue was 32.5% in 2007 compared with 32.4% in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

(In thousands)	2007	2006	% Change
SELLING, GENERAL and ADMINISTRATIVE	$240,520	$221,787	8.4%

Selling, general and administrative expenses increased by $18,733,000, or 8.4%, to $240,520,000 in 2007. The Xcitek business contributed selling, general, and administrative expenses of $1,358,000 in 2007, and the Quote.com business contributed incremental selling, general and administrative expenses of $501,000 in 2007. The increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $9,476,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation costs. This is coupled with increased commissions paid to third parties for distribution of data of $3,258,000 and higher marketing expenditures of $1,060,000 primarily related to our brand and market awareness initiative. This is partially offset by lower premises-related costs of $1,937,000, a decrease in audit expenditures of $1,167,000, and lower bad debt expense of $1,096,000. Foreign exchange increased selling, general, and administrative expenses by $6,821,000 in 2007. Selling, general, and administrative expenses as a percentage of revenue was 34.9% in 2007 compared with 36.2% in 2006.

Depreciation

(In thousands)	2007	2006	% Change
DEPRECIATION	$23,110	$21,925	5.4%

Depreciation expense increased by $1,185,000, or 5.4%, to $23,110,000 in 2007. The Xcitek business contributed depreciation expenses of $44,000 in 2007, and the Quote.com business contributed incremental depreciation expenses of $46,000 in 2007. The increase in depreciation expense was mainly associated with the 2006 build-out and relocation of our corporate headquarters in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York. Foreign exchange increased depreciation expense by $413,000 in 2007.

Amortization

(In thousands)	2007	2006	% Change
AMORTIZATION	$26,373	$25,588	3.1%

Amortization expense increased by $785,000, or 3.1%, to $26,373,000 in 2007 primarily due to $547,000 of amortization expense associated with the Xcitek business coupled with $181,000 of incremental amortization associated with the Quote.com business.

Other Consolidated Financial Information

Income from operations increased by $31,055,000, or 21.5%, to $175,620,000 in 2007 due to the factors discussed above.

Interest income increased by $2,659,000, or 41.8%, to $9,025,000 in 2007. The increase in interest income is primarily due to higher average cash balances and higher interest rates.

Income before income taxes increased by $33,714,000, or 22.3%, to $184,645,000 in 2007 due to higher income from operations coupled with higher interest income discussed above.

Net income increased by $32,621,000, or 34.9%, to $125,983,000 in 2007. The increase in net income is primarily due to higher income before income taxes coupled with a lower effective tax rate of 31.8% in 2007 compared with 38.1% in 2006. The decrease in the annual effective tax rate of 6.3% for 2007 in relation to the prior year effective rate is attributable to an increase in income generated in lower tax rate jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), the 2007 Research and Development Credit, increased Domestic Production Activities Deduction, an increase in Foreign Tax Credits, a German and UK tax rate reduction and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate. In 2007, we recorded discrete tax benefits of $6,242,000, equivalent to 3.4% of our annual tax rate.

We generated basic net income per share of $1.34 and diluted net income per share of $1.30 in 2007, compared with basic net income per share of $1.00 and diluted net income per share of $0.98 in 2006.

Weighted average basic shares outstanding increased 0.9% and weighted average diluted shares outstanding increased 1.5% in 2007 compared to 2006. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were partially offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

2006 VERSUS 2005

Revenue

(In thousands)	2006	2005	% Change
Institutional Services:
Pricing and Reference Data	$376,938	$352,958	6.8%
Real-Time Services	119,700	87,668	36.5%
Fixed Income Analytics	32,459	32,394	0.2%
Foreign Exchange	1,319	—	—

Total Institutional Services	$530,416	$473,020	12.1%
Active Trader Services:
eSignal	71,900	69,847	2.9%
Quote.com	10,045	—	—
Foreign Exchange	42	—	—

Total Active Trader Services	81,987	69,847	17.4%

TOTAL REVENUE	$612,403	$542,867	12.8%

Total revenue increased by $69,536,000, or 12.8%, to $612,403,000 in 2006. The acquisition of the Quote.com business contributed $10,045,000 in 2006. In addition, the Interactive Data Managed Solutions business, which we acquired in December 2005, contributed incremental revenue of $41,733,000 in 2006. This is coupled with revenue growth at our Pricing and Reference Data Services business of $23,980,000. The higher revenue is partially offset by $8,122,000 of revenue that was reversed and deferred at our Real-Time Services business in the fourth quarter of 2004 and subsequently recognized in the first quarter of 2005. The reversal and deferral was due to the fact that although we were providing services to, and receiving payment from a customer, there was no definitive service contract in place. A definitive contract was executed with this customer in the first quarter of 2005, and the revenue that was reversed and deferred in the fourth quarter of 2004 was recognized in the first quarter of 2005. Foreign exchange had a favorable impact of $1,361,000 on revenue in 2006, mainly due to the weakness of the US dollar against the UK pound sterling and the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $57,396,000, or 12.1%, to $530,416,000 in 2006. Foreign exchange had a favorable impact to revenue of $1,319,000 in 2006.

Revenue for the Pricing and Reference Data Services business increased by $23,980,000, or 6.8%, to $376,938,000 in 2006. The revenue increase for the Pricing and Reference Data Services business was attributed primarily to growth in both

North America and Europe. Pricing and Reference Data Services’ North American business generated revenue growth of $18,938,000 or 7.0% and the European business of Pricing and Reference Data Services increased revenue by $4,782,000, or 6.2% in 2006. This growth is due to continued demand for evaluated pricing and reference data services, increased levels of usage-related revenue, and lower levels of cancellations. Revenue in 2006 for the Asia Pacific business of Pricing and Reference Data Services increased by $260,000 or 3.6% in 2006 mainly due to revenue growth in Australia.

Revenue for the Real-Time Services business increased by $32,032,000, or 36.5%, to $119,700,000 in 2006 primarily due to the acquisition of Interactive Data Managed Solutions which contributed incremental revenue of $41,733,000 in 2006. This is coupled with increased new business with institutional customers and the effect of lower cancellation levels. This increase was partially offset by the recognition in 2005 of $8,122,000 of revenue as previously described, coupled with the elimination of revenue associated with real-time services provided to Interactive Data Managed Solutions and Quote.com after the respective acquisition dates of these businesses. Revenue associated with services provided to Interactive Data Managed Solutions and Quote.com by Real-Time Services was $288,000 for the first two months of 2006 and $3,601,000 for 2005.

Revenue for the Fixed Income Analytics business increased by $65,000 or 0.2%, to $32,459,000 in 2006 due to new sales being mostly offset by higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $12,140,000, or 17.4%, to $81,987,000 in 2006. Foreign exchange had a favorable impact to revenue of $42,000 in 2006. The Quote.com business contributed revenue of $10,045,000 in 2006. The increase in revenue within the Active Trader Services segment also reflects a higher number of core eSignal direct subscription terminals, which grew by 8.4% to 49,675 in 2006.

Cost of Services

(In thousands)	2006	2005	% Change
COST OF SERVICES	$198,538	$167,089	18.8%

Cost of services expenses increased by $31,449,000, or 18.8% in 2006. The Interactive Data Managed Solutions business contributed incremental cost of services expenses of $22,383,000 in 2006. In addition, the acquisition of the Quote.com business contributed cost of services expenses of $3,134,000 in 2006. This is coupled with the inclusion of $5,059,000 of incremental stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”). Also contributing to the increase in cost of services expense in 2006 were higher personnel costs of $3,140,000 related to higher staffing levels, annual salary increases and increased incentive compensation. This is partially offset by lower consulting expense of $1,677,000 and a decrease in communications expenditures of $1,050,000. Foreign exchange increased cost of services expense by $404,000 in 2006. Cost of services expense as a percentage of revenue was 32.4% in 2006 compared with 30.8% in 2005.

Selling, General and Administrative Expenses

(In thousands)	2006	2005	% Change
SELLING, GENERAL and ADMINISTRATIVE	$221,787	$191,615	15.7%

Selling, general and administrative expenses increased by $30,172,000, or 15.7%, in 2006. The Interactive Data Managed Solutions business contributed incremental selling, general and administrative expenses of $16,963,000 in 2006. Additionally, the acquisition of the Quote.com business contributed selling, general, and administrative expenses of $1,724,000 in 2006. This is coupled with the inclusion of $7,845,000 of incremental stock-based compensation expense associated with the adoption of SFAS 123(R). Also contributing to the increase in selling, general and administrative expenses in 2006 were higher personnel costs of $10,803,000 related to higher staffing levels, annual salary increases, and increased incentive compensation. In addition, increased premises expenses of $2,246,000 mainly associated with the move of our corporate headquarters office in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York contributed to the increase in selling, general, and administrative expenses. This is partially offset by the recognition in the first quarter of 2005 of $6,702,000 related to direct costs paid and associated with services delivered to a customer as previously described. Additionally offsetting the increase in selling, general, and administrative expenses were lower commissions paid to third parties of $2,904,000 in 2006 mainly associated with providing real-time services to Interactive Data Managed Solutions prior to our acquisition of that business and lower bad debt expense of $979,000. Foreign exchange increased selling, general, and administrative expenses by $644,000 in 2006. Selling, general, and administrative expenses as a percentage of revenue was 36.2% in 2006 compared with 35.3% in 2005.

Depreciation

(In thousands)	2006	2005	% Change
DEPRECIATION	$21,925	$18,767	16.8%

Depreciation expense increased by $3,158,000, or 16.8%, in 2006. The Interactive Data Managed Solutions business contributed incremental depreciation expense of $1,327,000 in 2006. In addition, the acquisition of the Quote.com business contributed depreciation expense of $177,000 in 2006. Also contributing to the increase in depreciation expense in 2006 was higher depreciation expense mainly associated with the 2006 build-out of our Corporate Headquarters in Bedford, Massachusetts and increased depreciation expense related to incremental capital expenditures in 2006. Foreign exchange increased depreciation expense by $43,000 in 2006.

Amortization

(In thousands)	2006	2005	% Change
AMORTIZATION	$25,588	$21,256	20.4%

Amortization expense increased by $4,332,000, or 20.4%, in 2006 primarily due to $3,525,000 of amortization expense related to the acquisition of the Interactive Data Managed Solutions business coupled with $1,120,000 of amortization associated with the acquisition of the Quote.com business. This is partially offset by lower amortization expense of $266,000 related to the normal expiration of intangible asset lives in 2006.

Other Consolidated Financial Information

Income from operations increased by $425,000, or 0.3%, to $144,565,000 in 2006 due to the factors discussed above.

Interest income increased by $1,655,000, or 35.1%, to $6,366,000 in 2006 due to higher average cash balances and higher interest rates.

Income before income taxes increased by $2,080,000, or 1.4%, to 150,931,000 in 2006 due to higher income from operations coupled with higher interest income.

Net income decreased by $502,000, or 0.5%, to $93,362,000 in 2006 due to a higher effective tax rate in 2006 of 38.1% compared with 36.9% in 2005, partially offset by higher income before income taxes as discussed above.

We generated basic net income per share of $1.00 and diluted net income per share of $0.98 in 2006, compared with basic net income per share of $1.01 and diluted net income per share of $0.98 in 2005.

Weighted average basic shares outstanding remained essentially unchanged and weighted average diluted shares outstanding decreased 0.4% in 2006 compared to 2005. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions, to support business growth initiatives, to pay dividends to stockholders, and to repurchase shares of our common stock under our stock repurchase program. We continue to generate cash from operations and believe we remain in a strong financial position. Management believes that our cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities, will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2007	2006	2005
Cash flow provided by (used in):
Operating activities	$184,562	$173,565	$129,582
Investing activities	(92,005)	(90,763)	(100,479)
Financing activities	(43,304)	(85,017)	(85,194)
Effect of exchange rates on cash balances	3,768	7,296	(4,449)

Net increase (decrease) in cash and cash equivalents	$53,021	$5,081	$(60,540)

Operating Activities

Net cash provided by operating activities increased by $10,997,000, or 6.3%, to $184,562,000 in 2007. The increase in net cash provided by operating activities was primarily due to higher net income of $32,621,000 in 2007 compared with 2006. This is partially offset by a reduction in working capital of $17,359,000 mainly due to the timing of payables and higher tax payments in 2007.

Net cash provided by operating activities increased by $43,983,000, or 33.9%, to $173,565,000 in 2006. The increase in net cash provided by operating activities was mainly due to an improvement in our working capital due to the timing of tax payments and higher accrual and payable balances in 2006 as compared to 2005. This improvement in working capital was partially offset by higher account receivable balances in 2006. Also contributing to the increase in net cash from operating activities was an increase in non-cash items in 2006, which are primarily related to stock-based compensation expense associated with the adoption of SFAS 123(R) and higher amortization expense.

Investing Activities

Capital expenditures decreased by $2,190,000, or 5.6%, to $36,809,000 in 2007 mainly due to higher capital spending in 2006 associated with the 2006 build out and move of our corporate headquarter offices in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York.

Capital expenditures increased by $12,939,000 or 49.7% to $38,999,000 in 2006. This increase in capital expenditures was due mainly to higher capital spending in 2006 associated with the build out and move of our corporate headquarters offices in Bedford, Massachusetts and the relocation of the Real-Time Services’ White Plains, New York facility. The increase is also due to the development of internal use software associated with our data center consolidation and research and development initiatives.

In 2008, we expect to spend from $45,000,000 to $ 47,000,000 in capital expenditures mainly focused on scaling our real-time datafeed and managed solutions infrastructures.

In 2007, we purchased municipal bonds of $194,524,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $163,801,000 of municipal bonds with original maturities greater than 90 days but remaining maturities of less than one year.

In 2006, we purchased municipal bonds of $138,429,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $119,909,000 of municipal bonds with original maturities greater than 90 days but remaining maturities of less than one year. In 2005, we purchased municipal bonds of $193,000,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $168,394,000 of municipal bonds with original maturities greater than 90 days but with remaining maturities of less than one year.

We engage third-party investment advisers to advise us in connection with our investments.

In December 2005, we acquired approximately 95.1% of the stock of IS.Teledata (currently known as Interactive Data Managed Solutions) for $54,628,000 in cash, offset by cash acquired of $5,212,000. We funded this acquisition from existing cash resources.

In 2006, we increased our ownership of Interactive Data Managed Solutions from 95.1% to 100.0% for $2,914,000 in cash. In March 2006, we acquired the net assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded these acquisitions from our existing cash resources.

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data net assets of its affiliate Xcitax LLC for $25,123,000. We funded this acquisition from our existing cash resources.

Financing Activities

In February 2007 our Board of Directors authorized the initiation of a quarterly cash dividend. In 2007, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000
September 26, 2007	September 6, 2007	Regular, Cash	$0.125	$11,787,000
December 20, 2007	December 6, 2007	Regular, Cash	$0.125	$11,786,000

				$47,072,000

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

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

In 2007, we utilized $31,816,000 to repurchase 1,177,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2007, we received $31,413,000 from the exercise of options to purchase 2,004,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 186,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In 2006, we utilized $31,103,000 to repurchase 1,500,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2006, we received $19,027,000 from the exercise of options to purchase 1,294,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 206,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

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

Management believes that our cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities, will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

Income Taxes

Our effective income tax rate was 31.8%, 38.1%, and 36.9%, in 2007, 2006, and 2005 respectively. The difference between the effective tax rate and the statutory federal rate of 35% for these years is due primarily to state and local taxes, an increase in income generated in lower tax jurisdictions, adjustments to the taxable amount of stock based compensation related to SFAS 123(R), the Domestic Production Activities Deduction, the Research and Development Credit and German and UK tax rate reductions enacted in 2007 effective in 2008.

The decrease in the annual effective tax rate of 6.3% in 2007 in relation to the prior year effective rate is attributable to an increase in income generated in lower tax jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), the 2007 Research and Development Credit, increased Domestic Production Activities Deduction, an increase in Foreign Tax Credits, a German and UK tax rate reduction and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate. In 2007, we recorded discrete tax benefits of $6,242,000, equivalent to 3.4% of our annual tax rate.

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

In the third quarter we released tax reserves of $1,064,000 and interest associated with these tax reserves of $193,000 that were no longer required as a result of the expiration of a statute of limitation. We filed our 2006 federal tax return in the third quarter and recorded a benefit of $1,479,000 principally related to (i) an $866,200 net tax benefit related to the Research and Development Credit and (ii) $196,900 tax benefit for the Domestic Production Activities Deduction. We also realized tax benefits related to (i) stock-based compensation expense of $73,000 and (ii) a discrete benefit of $2,535,000 related to a German tax rate reduction enacted in the third quarter that is effective in 2008. The interest expense charge on tax reserves for uncertain tax positions was $47,000 during the quarter.

In the fourth quarter of 2007 we recorded a net discrete benefit of $375,000 related to (i) interest expense charge on tax reserves for uncertain tax positions of $ 17,000, (ii) a discrete tax charge of $438,000 related to a UK tax rate reduction enacted in 2007 that is effective in 2008, offset by (iii) $ 66,000 of realized tax benefits related to stock-based compensation expense, and (iv) we filed our 2006 state tax returns in the fourth quarter and recorded a benefit of $764,000 principally related to a net tax benefit for the Research and Development Credit at the state level.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. As of December 31, 2007, we had approximately $15,983,000 of unrecognized tax benefits, of which $15,324,000 would affect our effective tax rate if recognized and $659,000 would result in an increase to goodwill. In 2007, we released $1,064,000 in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and settled various state audits. Additionally, we reclassified taxes payable to unrecognized tax benefits related to prior years and 2007, of $3,604,000 and $2,353,000 respectively, for unrecognized tax benefits in the United Kingdom. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company. We have classified the non-current unrecognized tax benefits of $7,667,000 to non-current income taxes payable on the balance sheet at December 31, 2007.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, we had accrued interest of approximately $1,533,000 related to unrecognized tax benefits. At December 31, 2007, we had a balance of $1,825,000 related to unrecognized tax benefits.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2004 through 2007 tax years remain subject to examination for federal, 2002 through 2007 for significant states and 2005 through 2007 for foreign tax authorities.

The following table summarizes our 2007 activity for Unrecognized Tax Benefits, pursuant to the provisions of FIN 48:

Balance at January 1, 2007	$11,737
Additions based on tax positions related to the current year	4,056
Additions based on tax positions related to prior years	4,470
Expiration of statute of limitations	(1,064)
Reductions for tax positions of prior years	(247)
Settlements	(244)

Balance at December 31, 2007	$18,708

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Related Party Transactions

Pearson indirectly owns approximately 61% of our issued and outstanding common stock. We are party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governs the provision of certain services between the parties and their respective subsidiaries and renews annually. Other business arrangements between us (and our subsidiaries) and Pearson (and its subsidiaries) are covered by separate written agreements.

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

In 2001, we entered into a trademark license agreement with Pearson’s Financial Times Group authorizing us to use the “FT” and “Financial Times” trademarks and logos in our businesses. The license grants us the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2007, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee of our Board of Directors approved this agreement on our behalf. In February 2007, we commenced a re-branding campaign and in connection with this campaign, we ceased the active use of the “FT” and “Financial Times” trademarks and logos in our businesses.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on our balance sheet. For the years ended December 31, 2007, 2006 and 2005, we recorded revenue of $772,000, $755,000 and $451,000, respectively, for services provided to Pearson. For the years ended December 31, 2007, 2006 and 2005, we recorded expense of $4,682,000, $4,250,000 and $3,456,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2007 and 2006 was $732,000 and $5,156,000, respectively, and is included in payables to affiliates.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, goodwill and intangible assets, accrued liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation

On January 1, 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The Company selected the modified prospective transition method for implementing SFAS 123(R) and began recognizing compensation expenses for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods have not been restated. Stock-based compensation expenses for awards granted on or after January 1, 2006, are based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, the Company did not recognize compensation expense on stock options granted where the exercise price at least equaled the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123(R) which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company has incorporated the provisions of SAB 107 in its adoption of SFAS 123(R).

The fair value of each option grant on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, weighted average expected stock price volatility, risk-free interest rate and weighted average expected term of the options. Under SFAS 123(R), the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based exclusively on historical volatility and the expected term assumption was established based upon an analysis of historical option exercise behavior and post-vest termination data. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on US Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers.

Deferred revenue represents contractual billings in excess of revenue recognized.

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

Other intangible assets include securities databases, computer software and technology, covenants not to compete, trademarks, service contracts and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized on a straight line basis, which approximate the economic consumption, for periods ranging from three months to twenty five years.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $120,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

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

The Company has obligations under non-cancelable operating leases for real estate and equipment. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

Future contractual obligations, as of December 31, 2007, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$109,986	$19,767	$33,838	$23,107	$33,274
Purchase Obligations	25,419	25,419	—	—	—

Total	$135,405	$45,186	$33,838	$23,107	$33,274

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2008. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

In addition to the amounts shown in the table above, $18,708,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with FIN 48, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1,825,000 for potential interest and penalties at December 31, 2007.

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

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. The adoption of FIN 48 did not materially impact the company’s financial position, results of operations or cash flows. Refer to Note 10, “Income Taxes” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items and currently we do not expect that the adoption of SFAS 159 will have a material impact on our financial statements.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the company in 2008. Currently, we do not expect that EITF 06-11 will have a material impact on our financial statements

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting SFAS 141(R).

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. Currently the Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

Information Regarding Forward-Looking Statements

From time to time, including in this Annual Report on Form 10-K and our Annual Report to stockholders, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Total revenue for the twelve months ended December 31, 2007, 2006 and 2005, and long lived assets as of December 31, 2007, and 2006, respectively by geographic region outside the United States, are as follows:

(In thousands)	2007	2006	2005
Revenue:
United Kingdom	$74,681	$64,977	$64,820
All other European countries	110,544	89,895	49,552
Asia Pacific	15,200	12,180	10,962

Total	$200,425	$167,052	$125,334

Long-lived assets:
United Kingdom	$139,162	$134,025
All other European countries	76,517	71,364
Asia Pacific	5,192	4,678

Total	$220,871	$210,067

We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes.

We currently invest excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities largely consist of US Government obligations, investment grade commercial paper and high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation:

We have audited the accompanying consolidated balance sheet of Interactive Data Corporation and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. Our audit also included the valuation and qualifying accounts and the activity therein as of and for the year ended December 31, 2007 in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the valuation and qualifying accounts and the activity therein as of and for the year ended December 31, 2007 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interactive Data Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation:

We have audited Interactive Data Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interactive Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Interactive Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Interactive Data Corporation and subsidiaries and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Interactive Data Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, statements of stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Interactive Data Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment as of January 1, 2006.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2007, except for the adjustments to retrospectively reflect the allocation of goodwill to reportable segments as described in Note 5, to retrospectively reflect the allocation of goodwill, intangible assets, capital additions and depreciation expense to reportable segments, and to retrospectively reflect the reallocation of certain personnel, premises and marketing and advertising costs, as described in Note 13, as to which the date is February 27, 2008

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005
REVENUE	$689,610	$612,403	$542,867

COSTS AND EXPENSES:
Cost of services	223,987	198,538	167,089
Selling, general and administrative	240,520	221,787	191,615
Depreciation	23,110	21,925	18,767
Amortization	26,373	25,588	21,256

Total costs and expenses	513,990	467,838	398,727

INCOME FROM OPERATIONS	175,620	144,565	144,140
Interest income	9,025	6,366	4,711

INCOME BEFORE INCOME TAXES	184,645	150,931	148,851
Income tax expense	58,662	57,569	54,987

NET INCOME	$125,983	$93,362	$93,864

NET INCOME PER SHARE:
Basic	$1.34	$1.00	$1.01
Diluted	$1.30	$0.98	$0.98
Cash dividends declared per common share	$1.15	$0.80	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,038	93,240	93,204
Diluted	97,060	95,600	95,989

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$205,470	$152,449
Marketable securities	73,465	43,296
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,819 and $6,893 at December 31, 2007 and 2006, respectively	112,432	103,041
Prepaid expenses and other current assets	18,523	13,840
Deferred income taxes	5,276	3,164

Total current assets	415,166	315,790
Property and equipment, net	93,832	81,988
Goodwill	554,842	536,049
Intangible assets, net	159,869	168,969
Other assets	4,517	1,008

Total Assets	$1,228,226	$1,103,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$24,405	$25,787
Accrued liabilities	84,706	75,053
Payables to affiliates	732	5,156
Income taxes payable	16,065	17,042
Deferred revenue	30,524	27,343
Dividends payable	61,331	—

Total current liabilities	217,763	150,381
Income taxes payable	7,667	—
Deferred tax liabilities	29,785	35,773
Other liabilities	9,487	6,065

Total Liabilities	264,702	192,219

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 101,572,558 issued and 94,343,458 outstanding at December 31, 2007 and 99,383,182 issued and 93,331,182 outstanding at December 31, 2006	1,015	993
Additional paid-in capital	941,265	887,071
Treasury stock, at cost, 7,229,100 and 6,052,000 shares, at December 31, 2007 and 2006, respectively	(137,506)	(105,690)
Accumulated earnings	113,595	96,230
Accumulated other comprehensive income	45,155	32,981

Total Stockholders’ Equity	963,524	911,585

Total Liabilities and Stockholders’ Equity	$1,228,226	$1,103,804

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$125,983	$93,362	$93,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,483	47,513	40,023
Amortization of discounts and premiums on marketable securities, net	590	243	1,958
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	5,152
Deferred income taxes	(8,869)	(4,473)	1,411
Excess tax benefits from stock-based compensation	(4,171)	(1,640)	—
Stock-based compensation	13,364	15,368	1,731
Provision for doubtful accounts and sales credits	(74)	(1,001)	611
Loss on dispositions of fixed assets	2,332	910	213
Changes in operating assets and liabilities, net
Accounts receivable	(8,626)	(13,868)	1,851
Prepaid expenses and other assets	(7,651)	(2,324)	4,789
Accounts and taxes payable and payable to affiliates, net	16,315	29,839	(11,187)
Accrued expenses and other liabilities	4,815	8,571	(2,336)
Deferred revenue	1,071	1,065	(8,498)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	184,562	173,565	129,582

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(36,809)	(38,999)	(26,060)
Purchase of marketable securities	(194,524)	(138,429)	(193,000)
Proceeds from maturities of marketable securities	163,801	119,909	168,394
Acquisition of business	(24,473)	(33,244)	(49,983)
Other investing activities	—	—	170

NET CASH USED IN INVESTING ACTIVITIES:	(92,005)	(90,763)	(100,479)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	31,413	19,027	19,574
Purchase of treasury stock	(31,816)	(31,103)	(30,279)
Common stock cash dividends paid	(47,072)	(74,581)	(74,489)
Excess tax benefits from stock-based compensation	4,171	1,640	—

NET CASH USED IN FINANCING ACTIVITIES	(43,304)	(85,017)	(85,194)

Effect of change in exchange rates on cash and cash equivalents	3,768	7,296	(4,449)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,021	5,081	(60,540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,449	147,368	207,908

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,470	$152,449	$147,368

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(50,322)	$(45,523)	$(56,574)
Cash received for interest	$9,529	$6,796	$6,983
Noncash financing activity:
Dividends declared and unpaid in dividends payable	$61,331	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Compen- sation Cost	Accumulated Other Compre- hensive Income	Accumu- lated Earnings	Total Stockholders’ Equity	Total Compre- hensive Income
(in thousands)	Number of Shares	Par Value	Number of Shares	Cost
Balance, December 31, 2004	96,293	$963	3,145	$(44,308)	$823,211	$(1,621)	$21,437	$58,074	$857,756	$—
Exercise of stock options	1,412	14	—	—	16,330	—	—	—	16,344	—
Issuance of stock in connection with employee stock purchase plan	178	2	—	—	3,228	—	—	—	3,230	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	5,152	—	—	—	5,152	—
Purchase of treasury stock	—	—	1,407	(30,279)	—	—	—	—	(30,279)	—
Deferred stock-based compensation	—	—	—	—	3,391	(3,045)	—	—	346	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,491	—	—	1,491	—
Other comprehensive loss (Note 14)	—	—	—	—	—	—	(18,009)	—	(18,009)	(18,009)
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	—	—	—	(74,489)	(74,489)	—
Net income	—	—	—	—	—	—	—	93,864	93,864	93,864

Balance, December 31, 2005	97,883	$979	4,552	$(74,587)	$851,312	$(3,175)	$3,428	$77,449	$855,406	$75,855

Exercise of stock options and issuance of deferred stock units	1,294	12	—	—	15,800	—	—	—	15,812	—
Issuance of stock in connection with employee stock purchase plan	206	2	—	—	3,213	—	—	—	3,215	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,196	—	—	—	4,196	—
Purchase of treasury stock	—	—	1,500	(31,103)	—	—	—	—	(31,103)	—
Deferred stock-based compensation	—	—	—	—	(2,818)	3,175	—	—	357	—
Stock-based compensation (Note 7)	—	—	—	—	15,368	—	—	—	15,368	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	29,553	—	29,553	29,553
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	—	—	—	(74,581)	(74,581)	—
Net income	—	—	—	—	—	—	—	93,362	93,362	93,362

Balance, December 31, 2006	99,383	$993	6,052	$(105,690)	$887,071	$—	$32,981	$96,230	$911,585	$122,915

Exercise of stock options and issuance of deferred stock units	2,004	20	—	—	28,082	—	—	—	28,102	—
Issuance of stock in connection with employee stock purchase plan	186	2	—	—	3,309	—	—	—	3,311	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	9,224	—	—	—	9,224	—
Purchase of treasury stock	—	—	1,177	(31,816)	—	—	—	—	(31,816)	—
Stock-based compensation (Note 7)	—	—	—	—	13,364	—	—	—	13,364	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	12,174	—	12,174	12,174
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	215	—	—	(108,618)	(108,403)	—
Net income	—	—	—	—	—	—	—	125,983	125,983	125,983

Balance, December 31, 2007	101,573	$1,015	7,229	$(137,506)	$941,265	$—	$45,155	$113,595	$963,524	$138,157

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

The Active Trader Services segment of the Company’s business targets active traders, individual investors and investment community professionals, by providing real-time financial market information and access to related decision-support tools. Active traders typically make their own investment decisions, trade frequently through online brokerage accounts and seek to earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business: eSignal.

On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data, Inc.), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company as of the effective date of the merger. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 61% of the Company’s issued and outstanding shares of common stock as of December 31, 2007. Interactive Data Corporation prior to the Merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger as discussed in Note 3, “Mergers and Acquisitions” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and other temporary cash investments. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Marketable Securities

The Company follows Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in accounting for our marketable securities. Investments consist of high-grade municipal obligations with original maturities of greater than 90 days and remaining maturities of less than one year. All marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income as a component of stockholders’ equity.

Marketable securities by security type at December 31, 2007 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$73,439	$41	$(15)	$73,465

Marketable securities by security type at December 31, 2006 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$43,300	$1	$(5)	$43,296

There were no sales of our marketable securities for the years ended December 31, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these investments.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers.

Deferred revenue represents contractual billings in excess of revenue recognized.

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2007, management believes that the Company had no significant concentrations of credit risk. The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $120,000,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

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

Goodwill

Goodwill is recorded in connection with business acquisitions and represents the excess of the purchase price over the fair value of identifiable net assets at the acquisition date. The Company determines its reporting units based upon the criteria in FASB Statement No. 142, “Goodwill and other Intangibles Assets”. The Company performs impairment tests of goodwill assigned to various reporting units on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit to the book value of the related assets. If impairment is indicated due to the net book value being in excess of the fair value of the reporting unit, the goodwill is written down to its implied fair value.

Intangible Assets

Other intangible assets include securities databases, computer software and technology, covenants not to compete, trademarks, service contracts and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized on a straight line basis, which approximate the economic consumption, for periods ranging from three months to twenty five years.

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

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use and are capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs relate to software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which typically ranges from three to five years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recovered or that the remaining useful lives are no longer appropriate. If an impairment is indicated, the Company compares the fair value of the related asset, generally determined using a discounted cash flow methodology, to the carrying value of the asset and records an impairment charge to the extent that fair value is lower than the carrying value of the asset.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. The Company recorded $5,798,000, $4,941,000 and $3,573,000 in research and development costs during the years ended December 31, 2007, 2006 and 2005, respectively, primarily related to the development of new services. Research and development costs are included in selling, general and administrative expense in accompanying statement of operations.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $7,447,000, $6,759,000 and $6,511,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

The Company follows SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair values. Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“EPS”) and apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid in capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 1,512,400, 3,515,000 and 1,700 shares of common stock during the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Additionally, zero deferred and restricted stock units, 11,620 deferred and restricted stock units and 107,316 deferred stock units were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these share based awards were antidilutive in fiscal 2007, 2006 and 2005, they may be dilutive in future quarters’ calculations.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	During the Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$125,983	$93,362	$93,864

Denominator:
Weighted average shares used to compute basic EPS	94,038	93,240	93,204
Effect of dilutive securities:
Stock options	2,823	2,202	2,704
Deferred and restricted stock units	199	158	81

Weighted average shares used to compute diluted EPS	97,060	95,600	95,989

Basic EPS	$1.34	$1.00	$1.01
Diluted EPS	$1.30	$0.98	$0.98

2. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards “Accounting for Income Taxes” No. 109 (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition attributable to the tax position. The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized tax benefits. The adoption of FIN 48 did not materially impact the company’s financial position, results of operations or cash flows. Refer to Note 10, “Income Taxes” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. Based on the Company’s current operations, the Company does not expect that the adoption of SFAS 157 will have a material impact on the Company’s financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items and currently the Company does not expect that the adoption of SFAS 159 will have a material impact on the Company’s financial statements.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the company in 2008. Currently, the Company does not anticipate that EITF 06-11 will have a material impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting SFAS 141(R).

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. Currently the Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

3. Mergers and Acquisitions

Merger with Data Broadcasting Corporation

In 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed the merger with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data, Inc.), a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon completion of the merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company as of the effective date of the merger. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 61% of the Company’s issued and outstanding shares of common stock as of December 31, 2007. Interactive Data Corporation prior to the merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business.

The merger was accounted for as a reverse acquisition. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. Accordingly, the historical financial statements of Interactive Data Pricing and Reference Data are the historical financial statements of the Company.

Assets acquired totaled $565,373,000 and included cash, goodwill, an investment in MarketWatch, Inc. and intangible assets. Liabilities acquired totaled $127,079,000 and included accounts payable, accrued expenses and deferred tax liabilities. Intangible assets are being amortized over periods ranging from two to eleven years. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2007, accrued acquisition costs remaining were $51,000. An additional $3,000,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

Acquisition of Xcitek

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of December 31, 2007, $1,260,000 of these accrued costs remain unpaid. We expect the majority of the remaining costs to be paid by June 30, 2008.

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

Acquisition of Quote.com

On March 6, 2006, the Company acquired the net assets of Quote.com and other related assets from Lycos, Inc. The acquired assets comprise four distinct offerings that deliver financial content and trading tools primarily to active traders and individual investors. These include the subscription-based QCharts and LiveCharts services that provide real-time streaming data and access to decision-support tools to help active traders formulate investment strategies, as well as Quote.com, a financial news and analysis website, and Raging Bull, an online investment community and message board site. The Company is currently integrating the Quote.com business into its eSignal business. The aggregate cash consideration paid for the net assets was $30,000,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of December 31, 2007, all acquisition costs accrued have been paid.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over a period ranging from three months to ten years. The weighted average amortization period in total is 6.7 years. The weighted average amortization period by major asset class is: customer lists 5.9 years, completed software/technology 7.2 years, and trademarks 8.0 years. In connection with the acquisition, we recorded $22,530,000 of goodwill, which has been allocated to our Active Trader segment. Of that total amount, tax deductible goodwill resulting from the Quote.com acquisition is $22,500,000. The Company’s financial statements include the results of operations of the Quote.com business subsequent to the acquisition date.

The acquisition was accounted for as follows (in thousands):

Assets:
Fixed assets	$205
Customer lists	3,480
Completed software/technology	4,600
Trademarks	300
Deferred tax assets	147
Goodwill	22,530

$31,262
Liabilities:
Accrued liabilities	$10
Deferred revenue	902
Accrued acquisition costs	350

$1,262

Total Purchase Price	$30,000

Acquisition of IS.Teledata AG

On December 13, 2005, Interactive Data acquired 95.1% of Germany-based IS.Teledata AG and its subsidiaries, or IS.Teledata, for $54,628,000, offset by cash acquired of $5,212,000. This acquisition was funded from the operating cash of the Company. During 2006, the Company acquired the remaining 4.9% of IS.Teledata for $2,914,000 which increased the price paid for IS.Teledata to $57,542,000 and increased the Company’s total ownership in IS.Teledata to 100.0%. In addition, the Company accrued estimated transaction and acquisition costs of $1,500,000, consisting of legal and accounting services. As of December 31, 2007, all of these costs have been paid. In the first quarter of 2006, the Company recorded a deferred tax liability of $13,600,000 associated with the intangible assets.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from eight to ten years. The weighted average amortization period in total is 9.8 years. The weighted average amortization period by major asset class is: customer lists 10.0 years and computer software/technology 9.6 years. The Company’s financial statements include the results of operations of IS.Teledata subsequent to the acquisition date. In connection with the acquisition, we recorded $17,734,000 of goodwill, which has been allocated to our Institutional Services segment, of which, none is tax deductible.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash	$5,212
Accounts receivable, net	5,201
Prepaid expenses and other current assets	1,017
Fixed assets	3,251
Customer lists	14,219
Completed software/technology	19,551
Deferred tax assets, net	3,147
Goodwill	17,734

$69,332
Liabilities:
Accounts payable	$4,957
Accrued liabilities	4,589
Deferred revenue	956
Other liabilities	2,702
Accrued acquisition costs	1,500

$14,704

Total Purchase Price	$54,628

4. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2007	2006
Computer, office and communication equipment	3-5 years	$138,431	$130,268
Leasehold improvements	Life of lease	35,203	31,688
Furniture and fixtures	5-10 years	30,835	31,289
Purchased and capitalized software	3-5 years	55,451	45,429

		259,920	238,674
Less accumulated depreciation		(166,088)	(156,686)

		$93,832	$81,988

In 2007, the Company capitalized $9,448,000 related to the development of internal use software and recorded related depreciation expense of $2,436,000, $3,255,000 and $2,895,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining book value of the software developed for internal use was $23,577,000 and $18,462,000 as of December 31, 2007 and 2006, respectively.

Total depreciation expense was $23,110,000, $21,925,000 and $18,767,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	December 31, 2007			December 31, 2006
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities databases	4.2 years	12,692	(10,980)	1,712	11,092	(10,817)	275
Computer software	7.8 years	100,005	(66,256)	33,749	97,418	(59,469)	37,949
Customer lists	11.2 years	245,125	(135,829)	109,296	231,223	(116,421)	114,802
Service contracts	23.8 years	17,490	(4,099)	13,391	17,490	(3,435)	14,055
Trademarks	12.4 years	2,600	(879)	1,721	2,500	(612)	1,888

Total		$465,412	$(305,543)	$159,869	$447,223	$(278,254)	$168,969

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/08	$27,251
For year ending 12/31/09	$27,232
For year ending 12/31/10	$27,256
For year ending 12/31/11	$20,704
For year ending 12/31/12	$18,114
For years thereafter	$39,312

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 by reportable segment are as follows (in thousands):

	Institutional Services		Active Trader Services		Total
Balance as of December 31, 2005	$348,434		$131,745		$480,179
Goodwill acquired during the year	—		22,530	(a)	22,530
Purchase accounting adjustments	14,379	(b)	(57)		14,322
Impact of change in foreign exchange rates	18,987		31		19,018	(c)
Balance as of December 31, 2006	$381,800		$154,249		$536,049
Goodwill acquired during the year	12,093	(d)	—		12,093
Purchase accounting adjustments	844	(e)	(650	)(f)	194
Impact of change in foreign exchange rates	6,497		9		6,506	(g)

Balance as of December 31, 2007	$401,234		$153,608		$554,842

The Company has reclassified the above information for 2006 and 2005 to disclose the components of goodwill by reportable segment.

(a)	Related to our acquisition of net assets of Quote.com and other related assets from Lycos, Inc in the first quarter of 2006. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(b)	Consists primarily of additions to goodwill totaling $13,890,000 for a deferred tax adjustment primarily associated with Intangible assets related to our acquisition of Interactive Data Managed Solutions (formerly known as IS.Teledata AG).
(c)	Foreign currency translation adjustments totaling $19,018,000 primarily reflecting the weakening of the U.S. Dollar against the UK Pound Sterling and the Euro during the twelve months ended December 31, 2006.
(d)	Related to our acquisition of Xcitek and Xcitax in the second quarter of 2007. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(e)	Consists primarily of additions to goodwill of deferred tax adjustments related to our acquisition of Interactive Data Managed Solutions (formerly known as IS.Teledata AG) of $1,155,000.
(f)	Related to a purchase price adjustment pertaining to our acquisition of Quote.com.
(g)	Foreign currency translation adjustments totaling $6,506,000 primarily reflecting the weakening of the U.S. Dollar against the UK Pound Sterling and the Euro during the twelve months ended December 31, 2007.

6. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2007	2006
Bonus	$19,950	$17,676
Employee related costs	20,760	21,082
Sales commissions	4,403	4,368
Professional services	7,249	6,059
Property costs	4,245	5,355
Third party commissions	4,185	3,680
Sales taxes	1,766	2,037
Data and communication charges	17,436	9,506
Other	4,712	5,290

	$84,706	$75,053

7. Stock Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of

February 22, 2010. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. Except with regard to eligible directors and officers required to file reports under Section 16 of the Securities Exchange Act of 1934 (“Section 16 Officers”), the exercise price of options granted to eligible participants is determined at the discretion of the Compensation Committee. Our Board of Directors determines the exercise price of options granted to eligible directors. The Compensation Subcommittee, a subcommittee of the Compensation Committee comprised solely of independent directors, determines the exercise price of options granted to Section 16 Officers and certain other members of senior management. The exercise price for all options granted to date has been equal to the market price of the underlying common shares at the date of grant. Options expire ten years from the date of grant and generally vest over a four-year period.

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 674,038 deferred and restricted stock units have been granted as of December 31, 2007. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the year ended December 31, 2007, we issued a total of 58,759 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the year ended December 31, 2007, our employees purchased an aggregate of 186,343 shares at an average share price of $17.77. At December 31, 2007, 1,137,769 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (“APB 25”). We adopted SFAS 123(R) using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award. Given we have elected the modified prospective application transition method of adoption we have not restated any of our historical reported interim or annual earnings reports.

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

Stock-based compensation expense recognized under SFAS 123(R) is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the years ended December 31, 2007 and 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred for purposes of pro forma compensation expense under the provisions of SFAS 123.

For the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Year ended December 31,
	2007	2006
Cost of services	$4,126	$5,128
Selling, general and administrative	9,238	10,240

Stock-based compensation expense before income taxes	$13,364	$15,368
Income tax benefit	4,669	5,861

Stock-based compensation expense after income taxes	$8,695	$9,507

For the years ended December 31, 2007 and 2006, our pre-tax stock-based compensation expense included $2,680,000 and $2,359,000, respectively, related to deferred and restricted stock units that were granted prior to and subsequent to our adoption of SFAS 123(R) and would have also been recognized as expense under APB 25.

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $4,171,000 and $1,640,000 of excess tax benefits for the years ended December 31, 2007 and 2006 respectively have been classified as a financing cash inflow (and corresponding operating cash outflow).

Pro Forma Information for Periods Prior to Adoption of SFAS 123(R)

The following pro forma information presents the Company’s net income as if the fair value based method had been applied to all awards:

(In thousands, except per share data)	Year Ended December 31, 2005
Net income, as reported	$93,864
Add: Stock-based compensation included in net income, net of related tax effects	934
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(11,663)

Pro forma, net income	$83,135

Earnings per share
Basic—as reported	$1.01
Basic—pro forma	$0.89
Diluted—as reported	$0.98
Diluted—pro forma	$0.87

Valuation Assumptions

The estimated fair value of the options granted during 2007 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. Therefore, commencing with grants awarded in the first quarter of 2007, we began using an expected dividend yield assumption in our Black-Scholes model for the purpose of calculating the fair value of grants. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our

Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates are subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk free interest rate	4.2%–4.9%	4.6%–5.1%	3.9%
Weighted average expected term (in years)	5.0	4.7	4.0
Weighted average expected volatility	23.4%	25.9%	24.5%
Expected dividend yield	1.9%	0.0%	0.0%

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.60, $6.57 and $5.56, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Year ended December 31,
	2007	2006	2005
Risk free interest rate	4.3%–5.1%	3.7%–5.2%	2.3%
Expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	20.5%	18.3%	20.0%
Expected dividend yield	2.0%	0.0%	0.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the years ended December 31, 2007, 2006 and 2005 was $4.76, $3.98, and $3.68, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the year ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2007	10,506	$16.33
Granted	1,560	27.17
Exercised	(1,935)	(14.88)
Forfeited	(293)	(20.38)
Expired	(11)	(18.12)

Outstanding at December 31, 2007	9,827	$18.21	6.6	$145,391

Vested and unvested expected to vest at December 31, 2007	9,463	$18.02	6.6	$141,829
Exercisable at December 31, 2007	6,199	$15.27	5.4	$109,982

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing common stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $25,326,000, $11,715,000 and $14,255,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and 2001 ESPP during the years ended December 31, 2007, 2006 and 2005 resulted in cash receipts of $31,413,000, $19,027,000, and $19,574,000, respectively. We recognized a tax benefit of $9,224,000 and $4,196,000 for the years ended December 31, 2007 and 2006, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the year ended December 31, 2007, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2007	396,284	$20.18
Granted	185,197	27.07
Vested	(82,592)	(17.93)
Forfeited	(33,911)	(13.72)

Unvested at December 31, 2007	464,978	$23.79	2.1	$15,349

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at December 31, 2007 related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$290,000	$17,638,000	$6,357,000
Weighted average period remaining (in years)	1.3	2.7	2.1

The total fair value of all share awards vested during the years ended December 31, 2007, 2006 and 2005 was $13,021,000, $15,199,000 and $17,607,000, respectively.

8. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At December 31, 2007, no preferred shares have been issued.

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized an additional 2,000,000 shares under the stock buyback program. In the fourth quarter of 2007, we repurchased 140,200 shares of outstanding common stock under the stock buyback program. As of December 31, 2007, 2,770,900 shares remained available for purchase under the stock buyback program.

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Type	Date of Record	Total Amount (in thousands)	Payment Date
February 15, 2007	$0.125	Regular (cash)	March 1, 2007	$11,706	March 30, 2007
May 23, 2007	$0.125	Regular (cash)	June 7, 2007	$11,793	June 27, 2007
August 30, 2007	$0.125	Regular (cash)	September 6, 2007	$11,787	September 26, 2007
November 19, 2007	$0.125	Regular (cash)	December 6, 2007	$11,786	December 20, 2007
December 11, 2007 (1)	$0.500	Special (cash)	January 4, 2008	$47,184	January 24, 2008
December 11, 2007 (2)	$0.150	Regular (cash)	March 3, 2008	$14,147	March 31, 2008

Total	$1.15

(1)	Unpaid dividends declared in the amount of $47,184,000 are included in dividends payable as of December 31, 2007. The unpaid dividend amount was determined based on the number of shares of common stock outstanding on the January 4, 2008 record date.
(2)	On December 11, 2007, our Board of Directors also approved a 20% increase in the regular quarterly dividend from $0.125 to $0.15 per share of common stock, commencing with the first quarter 2008 dividend to be paid on March 31, 2008 to all stockholders of record at the close of business on March 3, 2008. The dividend declared amount of $14,147,000 is included in dividends payable as of December 31, 2007. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the December 11, 2007 declaration date.

All of the above cash dividends have been paid or will be paid from our existing cash resources.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors of the Company.

9. Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

Future contractual commitments and obligations, as of December 31, 2007, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$109,986	$19,767	$33,838	$23,107	$33,274
Purchase Obligations	25,419	25,419	—	—	—

Total	$135,405	$45,186	$33,838	$23,107	$33,274

The Company’s key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2008.

Rental expense was $19,205,000, $17,433,000 and $12,652,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the amounts shown in the table above, $18,708,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with FIN 48, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1,825,000 for potential interest and penalties at December 31, 2007.

The Company is involved in litigation and is the subject of claims made from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. In addition, the Company’s third party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In connection with the provision of services in the ordinary course of business, the Company often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been required to make material payments under such provisions.

10. Income Taxes

The components of income before income taxes are as follows for the years ended December 31:

(In thousands)	2007	2006	2005
Domestic	$134,598	$116,821	$124,443
Foreign	50,047	34,110	24,408

Total	$184,645	$150,931	$148,851

Income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$42,271	$38,914	$37,262
State	11,650	10,918	11,456
Foreign	14,534	12,119	10,332

	$68,455	$61,951	$59,050

Deferred:
Federal	(6,704)	(2,643)	(1,615)
State	(1,326)	(972)	(687)
Foreign	(1,763)	(767)	(1,761)

	$(9,793)	$(4,382)	$(4,063)

	$58,662	$57,569	$54,987

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

The components of the Company’s deferred income tax assets / (liabilities) recognized in the financial statements are as follows at December 31 (in thousands):

	2007	2006
Asset/ (Liability)
Current deferred tax:
Accrued expenses	$4,686	$4,056
Accounts receivable allowance	1,412	1,858
Other	2,526	563

	8,624	6,477
Less: valuation allowance	(3,348)	(3,313)

Current deferred tax asset	$5,276	$3,164

Long term deferred tax:
Deferred compensation	4,001	3,368
Other intangible assets	(16,359)	(15,762)
Depreciation	(2,587)	(1,822)
Non compete agreements	10,424	12,840
Net operating loss carryforwards	6,209	6,179
Customer lists	(26,442)	(32,995)
Sale of MarketWatch	5,597	5,917
Stock based compensation	5,319	2,549
Software development costs	(7,012)	(7,865)
Asset impairment	797	795
Foreign tax credit carryforwards	—	521
Other	(717)	(634)

	$(20,770)	$(26,909)
Less: valuation allowance	(9,015)	(8,864)

Deferred tax liabilities	$(29,785)	$(35,773)

Total deferred tax liabilities, net	$(24,509)	$(32,609)

The Company recorded a long-term deferred tax asset concurrently with the sale of MarketWatch, Inc. to Pearson in 2000, which resulted from deferral of the capital loss for tax purposes. In 2005, MarketWatch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. In 2007 a decrease of $23,000 was recorded to the deferred tax asset and the related valuation allowance due to a state tax rate change. Also in 2007 the Company recorded a decrease of $297,000 to the deferred tax asset and the related valuation allowance due to the carryback of capital losses to prior years’ federal tax returns. There is uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,597,000 of deferred tax asset, and as such a full valuation allowance has been established. Should the Company determine that it is able to realize future capital gains for which this capital loss carryforward would be available to offset, an adjustment to this valuation allowance would increase income in the period such determination is made.

The Company has a long-term deferred tax asset of $6,209,000 for various net operating loss carryforwards against which a full valuation allowance has been provided since the utilization of the carryforward is dependent upon various federal, foreign and state tax limitations. In 2007 the Company recorded a deferred tax asset and full valuation allowance for $529,000 related to net operating losses at Interactive Data Managed Solutions AG due to the uncertainty surrounding the ability to utilize the net operating losses in future periods. Additionally, in 2007 a decrease of $22,000 was recorded to the deferred tax asset and the related valuation allowance due to a state tax rate change related to the deferred tax asset for net operating loss carryforwards that were obtained in the acquisition of Data Broadcasting Corporation that were set to expire in 2007.

Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.0	4.6	4.7
Foreign income taxed at different statutory rates	(4.7)	(2.1)	(1.6)
Other, net	(3.0)	(0.5)	(1.2)
Stock based compensation pursuant to SFAS 123(R)	0.5	1.1	—

Effective tax rate	31.8%	38.1%	36.9%

In the first quarter of 2007 a discrete benefit was recorded related to (i) the release of state tax reserves of $161,000 which was the result of concluding a state audit, (ii) a $297,000 tax benefit from a Capital Loss Carryback to prior years, and (iii) realized tax benefits related to stock-based compensation expense of $96,000.

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

In the third quarter we released tax reserves of $1,064,000 and interest associated with these tax reserves of $193,000 that were no longer required as a result of the expiration of a statute of limitation. We filed our 2006 federal tax return in the third quarter and recorded a benefit of $1,479,000 principally related to (i) an $866,200 net tax benefit related to the Research and Development Credit and (ii) $196,900 tax benefit for the Domestic Production Activities Deduction. We also realized tax benefits related to (i) stock-based compensation expense of $73,000 and (ii) a discrete benefit of $2,535,000 related to a German tax rate reduction enacted in the third quarter that is effective in 2008. The interest expense charge on tax reserves for uncertain tax positions was $47,000 during the quarter.

In the fourth quarter of 2007 we recorded a net discrete benefit of $375,000 related to (i) interest expense charge on tax reserves for uncertain tax positions of $17,000, (ii) a discrete tax charge of $438,000 related to a UK tax rate reduction enacted in 2007 that is effective in 2008, offset by (iii) $66,000 of realized tax benefits related to stock-based compensation expense, and (iv) we filed our 2006 state tax returns in the fourth quarter and recorded a benefit of $764,000 principally related to a net tax benefit for the Research and Development Credit at the state level.

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on approximately $120,000,000 of accumulated unremitted earnings, which are expected to remain permanently invested in the foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had approximately $9,177,000 of unrecognized tax benefits, of which $8,518,000 would impact the effective tax rate if recognized and $659,000 would result in an increase to goodwill. As of December 31, 2007, the Company had approximately $15,983,000 of unrecognized tax benefits, of which $15,324,000 would impact the effective tax rate if recognized and $659,000 would result in an increase to goodwill. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company. The Company has classified the non-current unrecognized tax benefits of $7,667,000 to non-current income taxes payable on the balance sheet at December 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company had accrued interest of approximately $1,533,000 related to unrecognized tax benefits. At December 31, 2007 we had a balance of $1,825,000 related to unrecognized tax benefits.

In the 2007, the Company released $1,064,000 in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and settled various state audits. Additionally, the Company reclassified taxes payable to unrecognized tax benefits related to prior years and 2007, of $3,604,000 and $2,353,000 respectively, for unrecognized tax benefits in the United Kingdom.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2004 through 2007 tax years remain subject to examination for federal, 2002 through 2007 for significant states and 2005 through 2007 for foreign tax authorities.

The following table summarizes our 2007 activity for Unrecognized Tax Benefits, pursuant to the provisions FIN 48 (in thousands):

Balance at January 1, 2007	$11,737
Additions based on tax positions related to the current year	4,056
Additions based on tax positions related to prior years	4,470
Expiration of statute of limitations	(1,064)
Reductions for tax positions of prior years	(247)
Settlements	(244)

Balance at December 31, 2007	$18,708

11. Retirement Plans

Pearson, Inc. Savings and Investment Plan

The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s contributions if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Pearson 401(k) Excess Plan. This plan allows those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans are determined as a percentage of covered salary and amounted to $5,767,000, $5,045,000 and $4,600,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2007, 2006 and 2005, the Company contributed $1,765,000, $1,640,000 and, $1,515,000, respectively. The related contributions for 2006 and 2005 have been made. The contribution for 2007 is expected to be made by April 2008.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income. The initial impact of the standard due to unrecognized net actuarial gain and losses is recognized as a component of accumulated comprehensive loss. Additional minimum pension liabilities were also derecognized upon adoption of the standard. The adoption of SFAS 158 resulted in a net adjustment to accumulated other comprehensive income of $759,000.

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

	Year Ended December 31,
(In thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$9,523	$9,488
Service cost	—	—
Interest cost	512	489
Amendments	—	—
Actuarial loss	145	(87)
Benefits paid	(441)	(367)

Benefit obligation at end of year	$9,739	$9,523

Change in plan assets:
Fair value of plan assets at beginning of year	$9,005	$8,240
Actual return on plan assets	483	1,127
Employer contribution	646	5
Benefits paid	(441)	(367)
Fair value of plan assets at end of year	$9,693	$9,005

Reconciliation of funded status:
Benefit obligation at end of year	$9,739	$9,523
Fair value of plan assets at end of year	9,693	9,005

Funded status at end of year	$46	$518

Net amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
(In thousands)	2007	2006
Net prior service cost	$23	$26
Net losses	1,798	1,615

Accumulated other comprehensive income	$1,821	$1,641

The net periodic benefit cost for the years ended December 31:

	2007	2006	2005
Components of net periodic benefit cost (in thousands):
Service cost	$—	$—	$—
Interest cost	512	489	499
Expected return on plan assets	(605)	(634)	(574)
Amortization of prior service costs	2	2	2
Amortization of net losses	79	133	115

Net periodic benefit cost	$(12)	$(10)	$42

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
(In thousands)	2007	2006
Projected benefit obligation	$9,739	$9,523
Accumulated benefit obligation	$9,739	$9,523
Fair value of plan assets	$9,693	$9,005
Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

	2007	2006
Discount rate	6.05%	5.60%
Rate of compensation increase	4.50%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2007	2006
Discount rate	5.85%	5.60%
Expected return on plan assets	7.50%	8.50%
Rate of compensation increase	4.50%	4.50%

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

The Company’s pension plan weighted-average asset allocation by asset category is as follows:

	Year Ended December 31,
	2007	2006
Equity securities	59%	60%
Debt securities	34%	33%
Other	7%	7%

Total	100%	100%

It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.

The expected cash flows from the Pension Plan for the years 2008 through 2017 is as follows:

(In thousands)	Total
Year
2008	$1,156
2009	$982
2010	$1,017
2011	$1,013
2012	$574
2013 through 2017	$3,133

The expected contribution to the Pension Plan in 2008 is $56,500.

Non- US Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The pension expense incurred by the Company related to these plans for the years ended December 31, 2007, 2006 and 2005 was $5,408,000, $5,141,000 and $4,855,000, respectively. In the fourth quarter of 2007, the Company made a special funding payment of approximately $4,900,000 which was made to Pearson, is an advance on future required contributions.

12. Related Party Transactions

Pearson indirectly owns approximately 61% of the Company’s issued and outstanding common stock. The Company is a party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governs the provision of certain services between the parties and their respective subsidiaries and renews annually. Other business arrangements between the Company (and the Company’s subsidiaries) and Pearson (and its subsidiaries) are covered by separate written agreements.

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

In 2001, the Company entered into a trademark license agreement with Pearson’s Financial Times Group authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in its businesses. The license grants the Company the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2007, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee of the Company’s Board of Directors approved this agreement on the Company’s behalf. In February 2007, the Company commenced a re-branding campaign and in connection with this campaign, the Company ceased the active use of the “FT” and “Financial Times” trademarks and logos in its business

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s balance sheet. For the years ended December 31, 2007, 2006 and 2005, the Company recorded revenue of $772,000, $755,000 and $451,000, respectively, for services provided to Pearson. For the years ended December 31, 2007, 2006 and 2005, the Company recorded expense of $4,682,000, $4,250,000 and $3,456,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2007 and 2006 was $732,000 and $5,156,000, respectively, and is included in payables to affiliates.

13. Segment Information

We operate in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the twelve months ended December 31, 2007, 2006 and 2005.

Reportable segment financial information is as follows (in thousands):

(In thousands)	2007	%	2006	%	2005	%
Revenue (b):
Institutional Services	$601,247	87%	$530,416	87%	$473,020	87%
Active Trader Services	88,363	13%	81,987	13%	69,847	13%

Total	$689,610	100%	$612,403	100%	$542,867	100%

Income (loss) from operations (d):
Institutional Services	$248,891	142%	$221,354	153%	$202,896	140%
Active Trader Services	27,819	16%	22,828	16%	16,685	12%
Corporate and unallocated (a)	(101,090)	(58)%	(99,617)	(69)%	(75,441)	(52)%

Total	$175,620	100%	$144,565	100%	$144,140	100%

Identifiable assets:
Institutional Services	$982,381	80%	$868,340	79%
Active Trader Services	197,750	16%	192,794	17%
Corporate and unallocated (c)	48,095	4%	42,670	4%

Total	$1,228,226	100%	$1,103,804	100%

The following table reconciles income (loss) from operations to income before for income taxes as of December 31:

(in thousands)	2007	2006	2005
Income (loss) from operations (d):	$175,620	$144,565	$144,140
Interest Income	9,025	6,366	4,711

Income before income taxes	$184,645	$150,931	$148,851

(a)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company. Effective January 1, 2007, the Company changed its method of allocation as it relates to certain US and UK costs, such as personnel, premises and marketing and advertising costs. Specifically, such costs which had been historically allocated to the Institutional reportable segment were re-allocated to Corporate and unallocated to reflect the fact that such expenditures benefited the entire organization. The equivalent costs for 2006 and 2005 of approximately $21,363,000 and $21,933,000 respectively, have been reclassified to Corporate and unallocated to conform to the current year presentation.
(b)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(c)	All Goodwill and Intangible assets have been allocated to the two reportable segments as of September 30, 2007. Prior year Goodwill and Intangible asset balances at December 31, 2006 which had been recorded to Corporate and unallocated in previous years have been reclassified to the two reportable segments to conform to the current year presentation.
(d)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.

Reportable segment information for capital additions and depreciation expense for the years ending December 31, are as follows:

	Capital Additions				Depreciation
(in thousands)	2007	2006	2005	(in thousands)	2007	2006	2005
Institutional Services	$23,313	$21,292	$15,977	Institutional Services	$13,815	$14,484	$12,721
Active Trader Services	7,056	5,419	4,991	Active Trader Services	4,340	4,062	3,797
Corporate and unallocated	6,440	12,288	5,092	Corporate and unallocated	4,955	3,379	2,249

Total	$36,809	$38,999	$26,060	Total	$23,110	$21,925	$18,767

The Company has allocated capital additions and depreciation expense at December 31, 2007. Prior period amounts for 2006 and 2005 have been reclassified to conform to the current year presentation.

The Company’s distribution by major geographic region is as follows for the years ending December 31:

(In thousands)	2007	2006	2005
Revenue:
United States	$489,185	$445,351	$417,533
United Kingdom	74,681	64,977	64,820
All other European countries	110,544	89,895	49,552
Asia Pacific	15,200	12,180	10,962

Total	$689,610	$612,403	$542,867

Long-lived assets:
United States	$592,189	$577,947
United Kingdom	139,162	134,025
All other European countries	76,517	71,364
Asia Pacific	5,192	4,678

Total	$813,060	$788,014

14. Other Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	December 31,
(In thousands)	2007	2006
Unrealized gain on securities (net of tax, $901 as of December 31, 2007 and $646 as of December 31, 2006)	$1,320	$1,044
Foreign currency translation adjustment	45,656	33,578
Minimum pension liability/unrecognized losses	(1,821)	(1,641)

Total accumulated other comprehensive income	$45,155	$32,981

The components of comprehensive income were as follows:

	December 31,
(In thousands)	2007	2006	2005
Net Income	$125,983	$93,362	$93,864
Unrealized gain on securities (net of tax, $188, $309 and $129 as of December 31, 2007, 2006 and 2005, respectively)	276	499	204
Pension adjustment	(180)	759	(106)
Foreign currency translation adjustment	12,078	28,295	(18,107)

Total comprehensive income	$138,157	$122,915	$75,855

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2007. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2007
Revenue	$162,535	$169,968	$175,027	$182,080	$689,610
Total costs and expenses	123,723	125,988	127,163	137,116	513,990
Income from operations	38,812	43,980	47,864	44,964	175,620
Interest income	1,865	2,062	2,405	2,693	9,025
Income tax expense	15,058	16,901	10,930	15,773	58,662
Net income	$25,619	$29,141	$39,339	$31,884	$125,983

Net income per share—basic	$0.27	$0.31	$0.42	$0.34	$1.34
Net income per share—diluted	$0.27	$0.30	$0.40	$0.33	$1.30
Cash dividend declared per common share	$0.125	$0.125	$0.125	$0.775	$1.15

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2006
Revenue	$143,429	$151,166	$156,670	$161,138	$612,403
Total costs and expenses	111,536	115,797	116,757	123,748	467,838
Income from operations	31,893	35,369	39,913	37,390	144,565
Interest income	1,193	1,406	1,649	2,118	6,366
Income tax expense	13,264	14,826	14,752	14,727	57,569
Net income	$19,822	$21,949	$26,810	$24,781	$93,362

Net income per share—basic	$0.21	$0.23	$0.29	$0.27	$1.00
Net income per share—diluted	$0.21	$0.23	$0.28	$0.26	$0.98
Cash dividend declared per common share	$—	$—	$—	$0.80	$0.80

Interactive Data Corporation and Subsidiaries

For the Years Ended December 31, 2007, 2006, and 2005

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2007	$6,893	$11,663	$179	(A)	$11,916	$6,819
Year Ended December 31, 2006	$7,894	$8,421	$464	(A)	$9,886	$6,893
Year Ended December 31, 2005	$7,283	$6,563	$(210	)(A)	$5,742	$7,894

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustment associated with an acquisition.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Write Offs	Balance at End of Period
Description
Valuation Allowance
Year Ended December 31, 2007	$12,177	$529	$—	$343	$12,363
Year Ended December 31, 2006	$12,177	$—	$—	$—	$12,177
Year Ended December 31, 2005	$13,353	$—	$—	$1,176	$12,177

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2007. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

The information concerning the Company’s Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “ Corporate Governance” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or (c)(3).

The information concerning the Company’s Audit Committee required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Audit Committee” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

That portion of our definitive Proxy Statement appearing under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders (1)	10,314,399	$17.35	9,692,062	(2)
Equity Compensation Plans not Approved by Securityholders	—	—	—

Total	10,314,399	$17.35	9,692,062	(2)

(1)	Includes our 2000 Long-Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, and our UK Savings Related Share Option Plan.
(2)

Represents 1,137,769 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and our UK Savings Related Share Option Plan as well as 8,554,293 shares available for future issuance under our 2000 Long-Term Incentive Plan. Under the terms of our 2000 Long-Term Incentive Plan, the Compensation Committee of our Board of Directors is able to grant stock-based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant. Accordingly, the number of shares of common stock available for stock-based awards under our 2000 Long-Term Incentive Plan varies from time to time.
(3)	Includes the number of shares of common stock issuable upon the settlement of outstanding deferred and restricted stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

That portion of our definitive Proxy Statement appearing under the captions “Related Party Transactions” and “Independence” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

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

(b). Exhibits

The exhibits to this Form 10-K are listed below.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)

2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)

2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)

2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)

3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

3.2	Amended and Restated By-laws of Interactive Data Corporation. (Exhibit 3.2 to registrant’s Form 8-A filed on December 19, 2006.)

10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992.)

10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.3	Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.3 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.4	2001 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)**

10.5	2004 Amendment to Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)**

Exhibit Number	Description of Exhibits
10.6	2006 Amendment to the Interactive Data Corporation 2000 Long Term Incentive Plan. (Exhibit 10.43 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)**

10.7	2007 Amendment to the Interactive Data Corporation 2000 Long Term Incentive Plan. (Exhibit 10.44 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)**

10.8	Forms of 2003 and 2004 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.21 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**

10.9	Forms of Amended and Restated 2003 and 2004 Executive Officer Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan.**

10.10	Form of 2005 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005).**

10.11	Form of 2005 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

10.12	Form of Amended and Restated 2005 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan.

10.13	Form of Amended and Restated 2005 Executive Officer Restricted Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan.**

10.14	Form of 2006 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)**

10.15	Form of Amended and Restated 2006 Executive Officer Restricted Stock Unit Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. **

10.16	Form of 2006 and 2007 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

10.17	Form of Amended and Restated 2006 Non-Employee Director Restricted Stock Unit Award Agreement under the Interactive Data Corporation 2000 Long-Term Incentive Plan.

10.18	Form of 2007 Executive Officer Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.19	Form of 2007 Executive Officer Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.20	[Intentionally omitted]

10.21	Form of 2007 Non-Employee Director Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan.

10.22	Interactive Data Corporation Compensation Plan for Non-Employee Directors, as amended as of December 11, 2007.

10.23	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.24	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.25	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

Exhibit Number	Description of Exhibits
10.26	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.27	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.28	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.29	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.30	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

10.31	Amendment No. 2 to Management Services Agreement, dated September 16, 2004. (Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.32	Amendment No. 3 to Management Services Agreement dated September 16, 2004. (Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.33	Amendment No. 4 to Management Services Agreement dated September 16, 2004. (Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.34	Amendment No. 5 to Management Services Agreement effective as of July 1, 2004. (Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)**

10.35	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.36	The Pearson 1988 Executive Share Option Scheme. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.37	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.38	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.39	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.40	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.41	Pearson, Inc. Supplemental Executive Retirement Plan (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.42	Interactive Data Corporation 2005 Executive Management Bonus Plan (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed April 6, 2005)**

10.43	Pearson plc Long-Term Incentive Plan (Exhibit 10.31 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.44	Pearson Inc. Pension Plan (Exhibit 10.32 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.45	Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002 (Exhibit 10.33 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.46	Amendment to Pearson Inc. Pension Plan dated May 30, 2002 (Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.47	Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003 (Exhibit 10.35 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.48	Pearson plc Pension Plan (Exhibit 10.36 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

Exhibit Number	Description of Exhibits
10.49	Andrew J. Hajducky Offer Letter (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed June 13, 2006)**

10.50	2007 Executive Management Bonus Plan (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed May 29, 2007)**

10.51	Mark Hepsworth Particulars of Employment (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.52	Mark Hepsworth Letter of Appointment (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.53	Letter Agreement between Interactive Data Corporation and Mark Hepsworth (Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.54	Secondment Extension Contract by and between Interactive Data Corporation and Mark Hepsworth (Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

21	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.
**	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ STUART J. CLARK
Stuart J. Clark Chief Executive Officer

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 27, 2008.

Signature	Title

/s/ STUART J. CLARK Stuart J. Clark	Chief Executive Officer and Director (principal executive officer)

/s/ RONA FAIRHEAD Rona Fairhead	Chairman of the Board

/s/ ANDREW J. HAJDUCKY, III Andrew J. Hajducky, III	Chief Financial Officer

/s/ CHRISTINE SAMPSON Christine Sampson	Chief Accounting Officer

/s/ MYRA R. DRUCKER Myra R. Drucker	Director

/s/ WILLIAM ETHRIDGE William Ethridge	Director

/s/ DONALD P. GREENBERG Donald P. Greenberg	Director

/s/ CASPAR J. A. HOBBS Caspar J. A. Hobbs	Director

/s/ PHILIP J. HOFFMAN Philip J. Hoffman	Director

/s/ ROBERT C. LAMB, JR. Robert C. Lamb, Jr.	Director

/s/ CARL SPIELVOGEL Carl Spielvogel	Director