Form 10-Q
period 2008-03-31
INTERACTIVE DATA CORP/MA/
filed 2008-05-05
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(781) 687-8500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of April 29, 2008 was 94,048,015.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUE	$181,711	$162,535
COSTS AND EXPENSES:
Cost of services	60,191	54,494
Selling, general and administrative	59,221	57,059
Depreciation	6,505	5,703
Amortization	6,854	6,467

Total costs and expenses	132,771	123,723

INCOME FROM OPERATIONS	48,940	38,812
Interest income	2,349	1,865

INCOME BEFORE INCOME TAXES	51,289	40,677
Income tax expense	18,991	15,058

NET INCOME	$32,298	$25,619

NET INCOME PER SHARE:
Basic	$0.34	$0.27
Diluted	$0.33	$0.27
Cash dividends declared per common share	$—	$0.125
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,270	93,522
Diluted	97,352	96,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$190,260	$205,470
Marketable securities	56,966	73,465
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,858 and $6,819 at March 31, 2008 and December 31, 2007, respectively	118,708	112,432
Prepaid expenses and other current assets	18,405	18,523
Deferred income taxes	5,335	5,276

Total current assets	389,674	415,166

Property and equipment, net	94,548	93,832
Goodwill	558,082	554,842
Intangible assets, net	155,897	159,869
Other assets	4,401	4,517

Total Assets	$1,202,602	$1,228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$21,370	$24,405
Accrued liabilities	72,828	84,706
Payables to affiliates	117	732
Income taxes payable	25,609	16,065
Deferred revenue	36,881	30,524
Dividends payable	—	61,331

Total current liabilities	156,805	217,763

Income taxes payable	8,071	7,667
Deferred tax liabilities	29,911	29,785
Other liabilities	9,490	9,487

Total Liabilities	204,277	264,702

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,841,003 shares issued and 94,155,903 shares outstanding at March 31, 2008, and 101,572,558 shares issued and 94,343,458 shares outstanding at December 31, 2007	1,018	1,015
Additional paid-in-capital	950,493	941,265
Treasury stock, at cost, 7,685,100 and 7,229,100 shares, at March 31, 2008 and December 31, 2007, respectively	(150,722)	(137,506)
Accumulated earnings	145,585	113,595
Accumulated other comprehensive income	51,951	45,155

Total Stockholders’ Equity	998,325	963,524

Total Liabilities and Stockholders’ Equity	$1,202,602	$1,228,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2007 (Audited)	101,573	$1,015	$941,265	7,229	$(137,506)
Exercise of stock options and issuance of deferred and restricted stock units	188	2	2,903	—	—
Issuance of stock in connection with employee stock purchase plan	80	1	1,829	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	715	—	—
Stock-based compensation (Note 2)	—	—	3,473	—	—
Purchase of treasury stock	—	—	—	456	(13,216)
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	308	—	—
Net income	—	—	—	—	—

Balance, March 31, 2008	101,841	$1,018	$950,493	7,685	$(150,722)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2007 (Audited)	$45,155	$113,595	$963,524	$—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	2,905	—
Issuance of stock in connection with employee stock purchase plan	—	—	1,830	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	715	—
Stock-based compensation (Note 2)	—	—	3,473	—
Purchase of treasury stock	—	—	(13,216)	—
Other comprehensive income (Note 12)	6,796	—	6,796	6,796
Common stock dividends awarded to holders of restricted stock units	—	(308)	—	—
Net income	—	32,298	32,298	32,298

Balance, March 31, 2008	$51,951	$145,585	$998,325	$39,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$32,298	$25,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,359	12,170
Amortization of discounts and premiums on marketable securities, net	167	111
Deferred income taxes	(590)	(895)
Excess tax benefits from stock-based compensation	(424)	(541)
Stock-based compensation	3,473	3,557
Provision for doubtful accounts and sales credits	39	949
Loss on dispositions of fixed assets	7	—
Changes in operating assets and liabilities, net	(5,941)	(2,891)

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,388	38,079
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(6,902)	(4,941)
Purchase of marketable securities	(34,826)	(49,848)
Proceeds from maturities of marketable securities	51,192	49,865

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,464	(4,924)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,735	8,146
Purchase of treasury stock	(13,216)	(5,860)
Common stock cash dividends paid	(61,325)	(11,706)
Excess tax benefits from stock-based compensation	424	541

NET CASH USED IN FINANCING ACTIVITIES	(69,382)	(8,879)
Effect of change in exchange rates on cash and cash equivalents	2,320	360

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,210)	24,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205,470	152,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,260	$177,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K filed on February 27, 2008. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of March 31, 2008, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 684,923 deferred and restricted stock units have been granted as of March 31, 2008. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the three months ended March 31, 2008, we issued a total of 2,329 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the three months ended March 31, 2008, our employees purchased an aggregate of 79,749 shares at an average share price of $22.95. At March 31, 2008, 1,058,020 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2008 and 2007 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). We adopted SFAS 123(R), as of January 1, 2006, using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award.

For the three months ended March 31, 2008 and 2007, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	2008	2007
Cost of services	$990	$1,070
Selling, general and administrative	2,483	2,487

Stock-based compensation expense before income taxes	$3,473	$3,557
Income tax benefit	1,267	1,365

Stock-based compensation expense after income taxes	$2,206	$2,192

Valuation Assumptions

The estimated fair value of the options granted during 2008 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vesting termination data. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates are subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended, March 31,
	2008	2007
Risk free interest rate	2.2%	4.7%
Weighted average expected term (in years)	5.0	4.7
Weighted average expected volatility	22.6%	23.9%
Expected dividend yield	1.9%	2.1%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $5.08 and $5.44, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the three months ended March 31,
	2008	2007
Risk free interest rate	2.4%	5.1%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	29.9%	16.7%
Expected dividend yield	1.9%	2.1%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended March 31, 2008 and 2007 was $6.07 and $4.22, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the three months ended March 31, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2008	9,827	$18.21
Granted	10	27.22
Exercised	(179)	(16.21)
Forfeited	(26)	(20.56)
Expired	(2)	(10.30)

Outstanding at March 31, 2008	9,630	$18.25

Vested and unvested expected to vest at March 31, 2008	9,311	$18.07
Exercisable at March 31, 2008	6,318	$15.47

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the three months ended March 31, 2008, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2008	464,978	$23.79
Granted	10,885	28.84
Vested	(4,670)	(20.86)
Forfeited	—	—

Unvested at March 31, 2008	471,193	$23.94

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at March 31, 2008 related to our non-vested employee stock purchase plan, stock options and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$534,000	$15,551,000	$5,462,000
Weighted average period remaining (in years)	0.8	2.6	1.9

3. Marketable Securities

The Company follows Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in accounting for our marketable securities. Investments consist of high-grade municipal obligations with original maturities of greater than 90 days and remaining maturities of less than one year. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income as a component of stockholders’ equity.

Marketable securities by security type at March 31, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$56,901	$65	$—	$56,966

Marketable securities by security type at December 31, 2007 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$73,439	$41	$(15)	$73,465

There were no sales of our marketable securities for the three months ending March 31, 2008 and 2007.

4. Segment Information

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2008 and 2007.

Reportable segment financial information is as follows (in thousands):

	2008	2007
Revenue (a):
Institutional Services	$159,889	$140,545
Active Trader Services	21,822	21,990

Total	$181,711	$162,535

Income (loss) from operations (b):
Institutional Services	$67,825	$57,423
Active Trader Services	6,619	6,241
Corporate and unallocated (c)	(25,504)	(24,852)

Total	$48,940	$38,812

	As of March 31, 2008	As of December 31, 2007
Identifiable assets by reportable segment (in thousands):
Institutional Services	$952,794	$982,381
Active Trader Services	200,634	197,750
Corporate and unallocated (d)	49,174	48,095

Total	$1,202,602	$1,228,226

The following table reconciles income (loss) from operations to income before income taxes as of March 31:

(in thousands)	2008	2007
Income (loss) from operations (b):	$48,940	$38,812
Interest Income	2,349	1,865

Income before income taxes	$51,289	$40,677

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

Stock options representing the right to acquire 1,516,525 and 1,747,459 shares of common stock during the three months ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three months ended March 31, 2008 and 2007, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three months ended March 31, 2008 and 2007 because all such units were dilutive.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$32,298	$25,619

Denominator:
Weighted average shares used to compute basic EPS	94,270	93,522
Effect of dilutive securities:
Stock options	2,832	2,536
Deferred and restricted stock units	250	195

Weighted average shares used to compute diluted EPS	97,352	96,253

Basic EPS	$0.34	$0.27
Diluted EPS	$0.33	$0.27

6. Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the current foreign currency exchange rate between the UK pound sterling and the US dollar, none of which is payable until beginning in September 2011. The lease agreement includes an open market rent review on predetermined dates, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

There have been no other material changes to our commitments and contingencies since December 31, 2007. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.)

The Company is involved in litigation and is the subject of claims made from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

7. Income Taxes

For the three months ended March 31, 2008, the Company’s quarterly effective tax rate was 37.03% as compared to 37.02% for the three months ended March 31, 2007. The Company’s estimated annual effective tax rate for the three months ended March 31, 2008 was 36.48%, excluding the discrete tax expense of $281,000, which was recorded in the first quarter of 2008. The discrete amount related to realized tax benefits related to stock-based compensation expense of $65,000 and an interest expense charge on tax reserves for unrecognized tax benefits of $346,000. The increase in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is attributable to a decrease in tax-exempt interest, offset by (i) an increase in revenue generated in lower rate jurisdictions, (ii) an increase in the Domestic Production Activities Deduction, and (iii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R). An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by the Company for compensation expense recorded for incentive stock options. The Company has not recorded a tax benefit for Research and Development tax credits in 2008 as the laws allowing the credit have not been extended.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. There were no material changes to the Company’s unrecognized tax benefits in the first quarter. As of March 31, 2008, we had approximately $16,205,000 of unrecognized tax benefits, of which $15,546,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $1,662,000 of accrued interest related to unrecognized tax benefits.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	March 31, 2008			December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities databases	4.2 years	12,692	(11,040)	1,652	12,692	(10,980)	1,712
Computer software	7.8 years	102,019	(68,307)	33,712	100,005	(66,256)	33,749
Customer lists	11.2 years	246,570	(141,114)	105,456	245,125	(135,829)	109,296
Service contracts	23.6 years	17,690	(4,269)	13,421	17,490	(4,099)	13,391
Trademarks	12.4 years	2,600	(944)	1,656	2,600	(879)	1,721

Total		$469,071	$(313,174)	$155,897	$465,412	$(305,543)	$159,869

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/09	$27,615
For year ending 12/31/10	$27,639
For year ending 12/31/11	$21,086
For year ending 12/31/12	$18,496
For year ending 12/31/13	$13,101
For years thereafter	$27,183

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2008 is $20,777,000.

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2007	$401,234	$153,608	$554,842
Purchase accounting adjustments	(a) (129)	—	(129)
Impact of change in foreign exchange rates	3,370	(1)	(b) 3,369

Balance as of March 31, 2008	$404,475	$153,607	$558,082

(a)	Consists of a reduction to goodwill pertaining to our acquisition of the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC, primarily related to adjustments to accrued acquisition costs of $129,000.
(b)	Foreign currency translation adjustments totaling $3,369,000 primarily reflecting the weakening of the US Dollar against the Euro during the three months ended March 31, 2008.

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

The components of net periodic benefit cost were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Service cost	$—	$—
Interest cost	132	127
Expected return on plan assets	(163)	(154)
Amortization of unrecognized prior service costs	1	1
Amortization of unrecognized loss	18	15

Net periodic benefit cost	$(12)	$(11)

In 2008, we expect to contribute $57,000 to fund our obligations under the Pension Plan. As of March 31, 2008, we have contributed $0 under the Pension Plan.

10. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At March 31, 2008, no preferred shares have been issued.

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized an additional 2,000,000 shares under the stock buyback program. In the first quarter of 2008, we repurchased 456,000 shares of outstanding common stock under the stock buyback program. As of March 31, 2008, 2,314,900 shares remained available for purchase under the stock buyback program.

In February 2007, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend. On January 24, 2008, the Company paid a special dividend of $0.50 per common share. This declared dividend was unpaid and included in dividends payable as of December 31, 2007. The aggregate dividend totaled $47,184,000. On March 31, 2008, the Company paid a quarterly dividend of $0.15 per common share. This declared dividend was unpaid and included in dividends payable as of December 31, 2007. The aggregate dividend totaled $14,141,000. No dividends were declared during the first quarter of 2008.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors of the Company.

11. Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of

FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-1, effective January 1, 2008, did not significantly impact our financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The Company did not elect the fair value option for any of our eligible financial instruments and other items, therefore, the adoption of SFAS 159, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the Company in 2008. The adoption of EITF 06-11, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

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

12. Comprehensive Income

The components of accumulated other comprehensive income was as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Unrealized gain on securities (net of tax, $577 as of March 31, 2008 and $901 as of December 31, 2007)	$917	$1,320
Foreign currency translation adjustment	52,855	45,656
Minimum pension liability/unrecognized losses	(1,821)	(1,821)

Total accumulated other comprehensive income	$51,951	$45,155

The components of comprehensive income were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(In thousands)
Net income	$32,298	$25,619
Unrealized gain/(loss) on securities (net of tax, ($254) and $81 as of March 31, 2008 and 2007, respectively)	(403)	129
Foreign currency translation adjustment	7,199	1,197

Total comprehensive income	$39,094	$26,945

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. As discussed in Note 11 above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS 157-2.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established by SFAS 157 in order of priority are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table provides a summary of the fair values of the Company’s assets and liabilities required under SFAS 157:

	March 31, 2008
(in thousands)	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets

Cash equivalents (1)	$—	$8,700	$—	$8,700
Marketable Securities – Available for Sale (2)	—	56,966	—	56,966

Total Assets	$—	$65,666	$—	$65,666

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

14. Acquisition of Xcitek

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of March 31, 2008, $1,023,000 of these accrued costs remain unpaid. We expect the majority of the remaining costs to be paid by June 30, 2008.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended March 31, 2008 included herein in Item 1, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization.

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

In 2007, we aligned our Pricing and Reference Data, and Real-Time Services business under a single management structure from a business and product strategy, sales management and operational perspective. We believe this action has enabled us to build upon the progress made during the past several years in presenting our business more effectively to the marketplace and to move faster in addressing client needs spanning four core product areas: evaluations, reference data, real-time datafeed services and managed solutions.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.

Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, in September 2007, we launched the Basket Calculation ServiceSM. This is a new web-based offering that calculates intra-day indicative valuations for equity and fixed income ETFs. This service utilizes intra-day fixed income valuations from Interactive Data Pricing and Reference Data, and real-time equity pricing data to calculate and deliver updated indicative optimized portfolio values every 15 seconds of the trading day. This is accomplished through a fully-hosted web-based application powered by PlusFeedSM, Interactive Data Real-Time Services’ consolidated low latency digital datafeed. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by developing new tools to assist customers with their regulatory challenges, adding new content or technical capabilities to existing services, and improving service delivery and increasing the frequency of service delivery.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions enabled us to provide managed market data solutions that are used to build customized financial information systems and further complement our existing market data services. Our March 2006 acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to generate a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisitions. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. We believe that Interactive Data Managed Solutions, which is headquartered in Frankfurt, Germany with the majority of its customers based in continental Europe, will enhance our ability to further expand our business in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, in January 2008, we launched a new real-time processing facility in London to further accelerate delivery of real-time data to customers in Europe. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. We typically invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and dividends at levels and junctures as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend of $0.125 per common share. In December 2007, we announced that our Board of Directors approved a 20% increase in the quarterly cash dividend to $0.15 per common share, commencing with the dividend paid on March 31, 2008 to all shareholders of record at the close of business on March 3, 2008. In addition, the Board of Directors declared a special dividend of $0.50 per common share, which was paid on January 24, 2008 to stockholders of record on January 4, 2008.

Business and Market Trends

In recent years, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives. During the first quarter of 2008, many large banks and other significant-sized firms in the financial services industry experienced more challenging market conditions as significant weakness and volatility within the global credit markets during the second half of 2007 spread to the broader financial markets. It is unclear at this time what impact the recent conditions of the financial markets will have on the operational spending of financial institutions in 2008. Current conditions may lead to an increased focus on containing or reducing market data spending, which could impact our revenue growth.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% during the first quarter of 2008, consistent with our experience in each quarter for the past three years.

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

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate services with us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, although the costs associated with delivering the data indirectly may also be less.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, new sales to new customers. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, in April 2008, Interactive Data Pricing and Reference Data announced that it expanded coverage of its interest rate swap valuation service by adding independent valuations of fixed-for-floating interest rate swaps in Australian Dollars and Japanese Yen, in addition to its existing coverage of swaps in British Pounds, Euros, Swiss Francs and US Dollars.

Interactive Data Real-Time Services continues to generate growth for its real-time business both by sales to new customers and new sales to existing customers. In particular, financial institutions such as hedge funds are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure. For example, we believe that the above-mentioned January 2008 launch of the real-time processing facility in London represents an important capability for accelerating delivery of real-time data to customers in Europe.

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers in the United States, Europe and Australia. For example, in addition to focusing on sales of our BondEdge® offering, we are also focusing on expanding customer adoption of our fixed income analytic datafeed service, Analytix DirectSM, which was introduced in 2007 and offers various risk measures in a datafeed format that is designed to address the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications.

Active Trader Services

eSignal’s revenue growth associated with the modest expansion of its direct subscriber base has been offset by declines in online advertising and seminar-related revenue. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites.

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, in February 2008, eSignal redesigned its LiveCharts® offering, and added a number of new features and greater functionality than its predecessor version.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2008	2007	% Change
REVENUE	$181,711	$162,535	11.8%
COSTS AND EXPENSES:
Cost of services	60,191	54,494	10.5%
Selling, general and administrative	59,221	57,059	3.8%
Depreciation	6,505	5,703	14.1%
Amortization	6,854	6,467	6.0%

Total costs and expenses	132,771	123,723	7.3%

INCOME FROM OPERATIONS	48,940	38,812	26.1%
Interest income	2,349	1,865	26.0%

INCOME BEFORE INCOME TAXES	51,289	40,677	26.1%
Income tax expense	18,991	15,058	26.1%

NET INCOME	$32,298	$25,619	26.1%

NET INCOME PER SHARE:
Basic	$0.34	$0.27	25.9%
Diluted	$0.33	$0.27	22.2%
Cash dividends declared per common share	$—	$0.125	—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,270	93,522	0.8%
Diluted	97,352	96,253	1.1%

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Revenue

(In thousands)	2008	2007	% Change
Institutional Services:
Pricing and Reference Data	$112,970	$100,040	12.9%
Real-Time Services	36,100	32,423	11.3%
Fixed Income Analytics	8,104	8,082	0.3%
Foreign Exchange	2,715	—	—

Total Institutional Services	$159,889	$140,545	13.8%

(In thousands)	2008	2007	% Change
Active Trader Services:
eSignal	21,736	21,990	(1.2)%
Foreign Exchange	86	—	—

Total Active Trader Services	21,822	21,990	(0.8)%

TOTAL REVENUE	$181,711	$162,535	11.8%

Total revenue increased by $19,176,000, or 11.8%, to $181,711,000 in the first quarter of 2008. The Xcitek business, which was acquired in May 2007, contributed revenue of $2,273,000 in the first quarter of 2008. Other factors for the increase in total revenue included strong revenue growth at both our Pricing and Reference Data business of $10,657,000 and at our Real-Time Services business, which produced a revenue increase of $3,677,000. These factors were partially offset by a decrease at our eSignal business of $254,000. The change in foreign exchange rates in the first quarter of 2008 compared with the first quarter of 2007 had a favorable impact on revenue of $2,801,000 in the first quarter of 2008, mainly due to the weakness of the US dollar against the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $19,344,000, or 13.8%, to $159,889,000 in the first quarter of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $2,715,000 in the first quarter of 2008.

Revenue for the Pricing and Reference Data business increased by $12,930,000, or 12.9%, to $112,970,000 in the first quarter of 2008. The Xcitek business contributed revenue of $2,273,000 in the first quarter of 2008. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe resulting from higher demand for our evaluated pricing and reference data content, lower cancellation levels, and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $3,677,000, or 11.3%, to $36,100,000 in the first quarter of 2008 primarily due to the continued expansion of the real-time datafeed business and the Managed Solutions business in both North America and Europe. Revenue for this business in the first quarter of 2008 also included approximately $800,000 of foreign exchange gains from the revaluation of accounts receivable in Europe.

Revenue for the Fixed Income Analytics business increased by $22,000, or 0.3%, to $8,104,000 in the first quarter of 2008. This increase in revenue is mainly due to higher once-off revenue in the first quarter of 2008, mostly offset by the impact of cancellations mainly associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $168,000, or 0.8%, to $21,822,000 in the first quarter of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $86,000 in the first quarter of 2008. This revenue decrease was primarily related to lower advertising, and software and seminar revenue, partially offset by a higher number of core eSignal direct subscription terminals which grew 1.8% to 63,385 in the first quarter of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended March 31,
(In thousands)	2008	2007	% Change
COST OF SERVICES	$60,191	$54,494	10.5%

Cost of services expenses increased by $5,697,000, or 10.5%, to $60,191,000 in the first quarter of 2008. The Xcitek business contributed cost of services expense of $722,000 in the first quarter of 2008. The increase in cost of services expenses is mainly due to higher personnel-related costs of $2,974,000 associated with increased headcount levels and the effect of annual merit increases, coupled with higher consulting expense of $668,000. Also contributing to the increase in cost of services expense in the first quarter of 2008 were increased expenditures associated with hardware and software maintenance agreements of $573,000, and higher communications expenses of $332,000. This is partially offset by lower data acquisition expense of $597,000 and a decrease in travel and entertainment expense of $140,000. The change in foreign exchange rates, as noted above, increased cost of services expense by $1,445,000 in the first quarter of 2008. Cost of services expense as a percentage of revenue was 33.1% in the first quarter of 2008 compared with 33.5% in the first quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended March 31,
(In thousands)	2008	2007	% Change
SELLING, GENERAL and ADMINISTRATIVE	$59,221	$57,059	3.8%

Selling, general and administrative expenses increased by $2,162,000, or 3.8%, to $59,221,000 in the first quarter of 2008. The Xcitek business contributed selling, general, and administrative expenses of $293,000 in the first quarter of 2008. The increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $1,767,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation-related costs. This is coupled with increased commissions paid to third parties for distribution of data of $1,008,000 and higher premises-related expense of $615,000. Also contributing to the increase in selling, general and administrative expenses is higher travel expenditures of $336,000, and increased legal costs of $287,000. This is partially offset by a foreign exchange gain primarily due to the revaluation of foreign bank balances of $2,448,000, coupled with lower bad debt expense of $466,000, and a decrease in audit fees of $254,000. The change in foreign exchange rates, as noted above, increased selling, general, and administrative expenses by $953,000 in the first quarter of 2008. Selling, general, and administrative expenses as a percentage of revenue was 32.6% in the first quarter of 2008 compared with 35.1% in the first quarter of 2007.

Depreciation

	For the Three Months Ended March 31,
(In thousands)	2008	2007	% Change
DEPRECIATION	$6,505	$5,703	14.1%

Depreciation expense increased by $802,000, or 14.1%, to $6,505,000 in the first quarter of 2008. The Xcitek business contributed depreciation expenses of $24,000 in the first quarter of 2008. The increase in depreciation expense was mainly associated with higher capital spending in the second half of 2007 and the first quarter of 2008, partially offset by the normal expiration of asset lives. The change in foreign exchange rates, as noted above, increased depreciation expense by $58,000 in the first quarter of 2008.

Amortization

	For the Three Months Ended March 31,
(In thousands)	2008	2007	% Change
AMORTIZATION	$6,854	$6,467	6.0%

Amortization expense increased by $387,000, or 6.0%, to $6,854,000 in the first quarter of 2008 primarily due to $353,000 of amortization expense associated with the acquisition of the Xcitek business.

Other Consolidated Financial Information

Income from operations increased by $10,128,000, or 26.1%, to $48,940,000 in the first quarter of 2008 due to the factors discussed above.

Interest income increased by $484,000, or 26.0%, to $2,349,000 in the first quarter of 2008. The increase in interest income is primarily due to higher average cash balances.

Income before income taxes increased by $10,612,000, or 26.1%, to $51,289,000 in the first quarter of 2008 due to higher income from operations coupled with higher interest income discussed above.

Net income increased by $6,679,000, or 26.1%, to $32,298,000 in the first quarter of 2008. The increase in net income is primarily due to higher income before income taxes. The annual effective tax rate of 37.03% for the first quarter of 2008 is essentially unchanged from the annual effective tax rate of 37.02% for the first quarter of 2007.

We generated basic net income per share of $0.34 and diluted net income per share of $0.33 in the first quarter of 2008, compared with basic net income per share of $0.27 and diluted net income per share of $0.27 in the first quarter of 2007.

Weighted average basic shares outstanding increased 0.8% and weighted average diluted shares outstanding increased 1.1% in the first quarter of 2008 compared to the first quarter of 2007. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were partially offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the three months ended March 31, 2008, our quarterly effective tax rate was 37.03% as compared to 37.02% for the three months ended March 31, 2007. The estimated annual effective tax rate for the three months ended March 31, 2008 was 36.48%, excluding the discrete tax expense of $281,000, which was recorded in the first quarter of 2008. The discrete amount related to realized tax benefits related to stock-based compensation expense of $65,000 and an interest expense charge on tax reserves for unrecognized tax benefits of $346,000.

The increase in the first quarter estimated annual effective rate in relation to the prior year quarterly effective tax rate is attributable to a decrease in tax-exempt interest offset by (i) an increase in income generated in lower rate jurisdictions, (ii) an increase in the Domestic Production Activities Deduction, and (iii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R). An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by us for compensation expense recorded for incentive stock options. We have not recorded a tax benefit for Research and Development tax credits in 2008 as the laws allowing the credit has not been extended.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. There were no material changes to our unrecognized tax benefits in the first quarter. As of March 31, 2008, we had approximately $16,205,000 of unrecognized tax benefits, of which $15,546,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill. It is anticipated that we will release approximately $474,000 in tax reserves within the next twelve months for uncertain tax positions due to the expiration of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $1,662,000 of accrued interest related to unrecognized tax benefits.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvement of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions, to support business growth initiatives, to pay dividends to stockholders, and to repurchase shares of our common stock under our stock repurchase program. We continue to generate cash from operations and believe we remain in a strong financial position. Management believes that our cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities, will be sufficient to meet our cash needs for at least the next 12 months. We currently have no long-term debt.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash flow provided by (used in):
Operating activities	$42,388	$38,079
Investing activities	9,464	(4,924)
Financing activities	(69,382)	(8,879)
Effect of exchange rates on cash balances	2,320	360

Net (decrease) increase in cash and cash equivalents	$(15,210)	$24,636

Operating Activities

Net cash provided by operating activities increased by $4,309,000, or 11.3%, to $42,388,000 in the first quarter of 2008. The increase in net cash provided by operating activities was primarily due to higher net income of $6,679,000 in the first quarter of 2008 compared with the first quarter of 2007. This is partially offset by a reduction in working capital of $3,050,000 mainly due to the timing of payables and slower collections of accounts receivable in the first quarter of 2008.

Investing Activities

Capital expenditures increased by $1,961,000, or 39.7%, to $6,902,000 in the first quarter of 2008 mainly due to higher capital spending associated with infrastructure investments at our Real-Time Services and eSignal businesses.

In 2008, we continue to expect to spend from $45,000,000 to $47,000,000 in capital expenditures mainly focused on scaling our real-time datafeed and managed solutions infrastructures.

In the first quarter of 2008, we purchased marketable securities of $34,826,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $51,192,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first three months of 2008, we utilized $13,216,000 to repurchase 456,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2008, we received $4,735,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 188,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 80,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

On January 24, 2008, we paid a special dividend of $0.50 per common share. The dividend was declared by the Board of Directors on December 11, 2007 and was payable to stockholders of record as of January 4, 2008. This declared dividend was unpaid and included in dividends payable as of December 31, 2007. The aggregate dividend totaled $47,184,000 and was paid from existing cash resources.

On March 31, 2008, we paid a quarterly dividend of $0.15 per common share. The dividend was declared by the Board of Directors on December 11, 2007 and was payable to stock holders of record as of March 3, 2008. This declared dividend was unpaid and included in dividends payable as of December 31, 2007. The aggregate dividend totaled $14,141,000 and was paid from existing cash resources.

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

In the first three months of 2007, we utilized $5,860,000 to repurchase 244,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first three months of 2007, we received $8,146,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 472,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 88,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

On March 30, 2007, we paid a quarterly dividend of $0.125 per common share. The dividend was declared by the Board of Directors on February 16, 2007 and was payable to stock holders of record as of March 1, 2007. The aggregate dividend totaled $11,706,000 and was paid from existing cash resources.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2007.

Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the current foreign currency exchange rate between the UK pound sterling and the US dollar, none of which is payable until beginning in September 2011. The lease agreement includes an open market rent review on predetermined dates, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

There have been no other material changes to our commitments and contingencies since December 31, 2007. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.)

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. We adopted SFAS 157, effective January 1, 2008, for financial assets and liabilities, with no material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-1, effective January 1, 2008, did not significantly impact our financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The Company did not elect the fair value option for any of our eligible financial instruments and other items, therefore, the adoption of SFAS 159, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the Company in 2008. The adoption of EITF 06-11, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about expected market conditions, our expected growth and profitability, and planned product and service developments, and acquisitions; our statements related to any potential future stock repurchase transactions, including our intention to repurchase shares of our common stock from time to time under the stock repurchase program, the source of funding for the stock repurchase program, as well as the timing, nature and financial impact of any such transactions related to the stock buyback program; and statements related to dividends, including the timing, nature and financial impact of issuing any dividends. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings; (ii) the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities; (iii) our ability to maintain relationships with our key suppliers and providers of market data; (iv) our ability to maintain our relationships with service bureaus and custodian banks; (v) a decline in activity levels in the securities markets; (vi) consolidation of financial services companies, both within an industry and across industries; (vii) the continuing impact of cost-cutting pressures across the industries we serve; (viii) new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete or we may not be able to develop new or enhanced services or offerings; (ix) our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all; (x) our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into; (xi) we are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation; (xii) new legislation of changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses; (xiii) certain of our subsidiaries are subject to complex regulations and licensing requirements; (xiv) the risks of doing business internationally; (xv) our ability to attract and retain key personnel; and (xvi) the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders. Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the UK pound sterling and the Euro to US dollar exchange rates due to the significant size of our operations in Europe. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on our financial position, results of operations and cash flows.

Total revenue for the three months ended March 31, 2008 and 2007 and long lived assets as of March 31, 2008 and December 31, 2007 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue:
United Kingdom	$21,865	$16,555
All other European countries	28,907	26,281
Asia Pacific	4,255	3,594

Total	$55,027	$46,430

	As of March 31, 2008	As of December 31, 2007
Long-Lived Assets:
United Kingdom	$138,108	$139,162
All other European countries	82,872	76,517
Asia Pacific	5,422	5,192

Total	$226,402	$220,871

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

Information regarding risk factors appears under Item 1A “Risk Factors” and in “Information Regarding Forward-Looking Statements,” in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

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

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008—January 31, 2008	136,000	$29.05	136,000	2,634,900
February 1, 2008—February 29, 2008	160,000	$29.40	160,000	2,474,900
March 1, 2008—March 31, 2008	160,000	$28.51	160,000	2,314,900

Total	456,000	$28.98	456,000

(1)	No shares have been purchased in the first quarter of 2008 other than through our publicly announced stock buyback program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 5, 2008	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: May 5, 2008	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer