Form 10-Q
period 2008-06-30
INTERACTIVE DATA CORP/MA/
filed 2008-08-04
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of July 29, 2008 was 93,874,077.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$186,149	$169,968	$367,860	$332,503
COSTS AND EXPENSES:
Cost of services	61,319	55,883	121,510	110,377
Selling, general and administrative	61,153	58,368	120,374	115,427
Depreciation	6,805	5,263	13,310	10,966
Amortization	6,901	6,474	13,755	12,941

Total costs and expenses	136,178	125,988	268,949	249,711

INCOME FROM OPERATIONS	49,971	43,980	98,911	82,792
Interest income	1,966	2,062	4,315	3,927

INCOME BEFORE INCOME TAXES	51,937	46,042	103,226	86,719
Income tax expense	18,410	16,901	37,401	31,959

NET INCOME	$33,527	$29,141	$65,825	$54,760

NET INCOME PER SHARE:
Basic	$0.36	$0.31	$0.70	$0.58
Diluted	$0.35	$0.30	$0.68	$0.57
Cash dividends declared per common share	$0.15	$0.125	$0.15	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,011	94,134	94,140	93,828
Diluted	96,954	97,217	97,153	96,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$223,462	$205,470
Marketable securities	31,335	73,465
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,460 and $6,819 at June 30, 2008 and December 31, 2007, respectively	114,585	112,432
Prepaid expenses and other current assets	17,800	18,523
Deferred income taxes	5,252	5,276

Total current assets	392,434	415,166

Property and equipment, net	95,362	93,832
Goodwill	558,103	554,842
Intangible assets, net	148,792	159,869
Other assets	4,438	4,517

Total Assets	$1,199,129	$1,228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$15,212	$24,405
Accrued liabilities	73,216	84,706
Payables to affiliates	2,730	732
Income taxes payable	10,804	16,065
Deferred revenue	37,005	30,524
Dividends payable	—	61,331

Total current liabilities	138,967	217,763

Income taxes payable	8,416	7,667
Deferred tax liabilities	29,220	29,785
Other liabilities	10,607	9,487

Total Liabilities	187,210	264,702

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 102,085,192 shares issued and 93,888,092 shares outstanding at June 30, 2008, and 101,572,558 shares issued and 94,343,458 shares outstanding at December 31, 2007	1,020	1,015
Additional paid-in-capital	958,536	941,265
Treasury stock, at cost, 8,197,100 and 7,229,100 shares, at June 30, 2008 and December 31, 2007 respectively	(164,923)	(137,506)
Accumulated earnings	164,942	113,595
Accumulated other comprehensive income	52,344	45,155

Total Stockholders’ Equity	1,011,919	963,524

Total Liabilities and Stockholders’ Equity	$1,199,129	$1,228,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
Balance, December 31, 2007 (Audited)	101,573	$1,015	$941,265	7,229	$(137,506)
Exercise of stock options and issuance of deferred and restricted stock units	408	4	6,186	—	—
Issuance of stock in connection with employee stock purchase plan	104	1	2,278	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,531	—	—
Stock-based compensation (Note 2)	—	—	6,898	—	—
Purchase of treasury stock	—	—	—	968	(27,417)
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	378	—	—
Common stock cash dividends declared to stockholders	—	—	—	—	—
Net income	—	—	—	—	—

Balance, June 30, 2008	102,085	$1,020	$958,536	8,197	$(164,923)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2007 (Audited)	$45,155	$113,595	$963,524	—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	6,190	—
Issuance of stock in connection with employee stock purchase plan	—	—	2,279	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,531	—
Stock-based compensation (Note 2)	—	—	6,898	—
Purchase of treasury stock	—	—	(27,417)	—
Other comprehensive income (Note 12)	7,189	—	7,189	7,189
Common stock dividends awarded to holders of restricted stock units	—	(378)	—	—
Common stock cash dividends declared to stockholders	—	(14,100)	(14,100)	—
Net income	—	65,825	65,825	65,825

Balance, June 30, 2008	$52,344	$164,942	$1,011,919	$73,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$65,825	$54,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,065	23,907
Amortization of discounts and premiums on marketable securities, net	279	290
Deferred income taxes	(1,139)	(999)
Excess tax benefits from stock-based compensation	(906)	(2,802)
Stock-based compensation	6,898	6,462
Provision for doubtful accounts and sales credits	641	1,384
Loss on dispositions of fixed assets	181	2,011
Changes in operating assets and liabilities, net	(17,620)	(16,860)

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,224	68,153
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(14,674)	(13,533)
Purchase of marketable securities	(70,567)	(89,395)
Proceeds from maturities of marketable securities	112,397	81,516
Acquisition of business	—	(25,123)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,156	(46,535)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	8,469	20,269
Purchase of treasury stock	(27,417)	(12,005)
Common stock cash dividends paid	(75,425)	(23,499)
Excess tax benefits from stock-based compensation	906	2,802

NET CASH USED IN FINANCING ACTIVITIES	(93,467)	(12,433)
Effect of change in exchange rates on cash and cash equivalents	3,079	2,363

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,992	11,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205,470	152,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,462	$163,997

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

As of June 30, 2008, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

Reclassifications:

Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s previously reported consolidated operating income, net income or shareholders’ equity.

2. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was amended in order to provide greater flexibility in structuring performance-based equity awards under the 2000 LTIP in the future by including a more comprehensive list of eligible performance measures under the 2000 LTIP. In addition, the May amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP that are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2000 LTIP. The Board may appoint a committee to administer the 2000 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2000 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other the terms and conditions of any equity-based award (including, but not limited to, exercise price).

With respect to executive officers, certain members of senior management and persons required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, the Compensation Committee has delegated its authority to make equity-based awards to such persons to the Compensation Subcommittee. The Compensation Subcommittee is a subcommittee of the Compensation Committee comprised solely of independent directors.

The exercise price for all stock options granted to date has been equal to the market price of the underlying common shares at the date of grant. In this regard, when making stock option awards, the practice has been to determine the applicable grant date and to specify that the exercise price shall be the closing price of the Company’s common stock on the date of grant. Stock options granted to date have had a term of ten years from the date of grant and have generally vested over a four-year period.

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 711,036 deferred and restricted stock units have been granted as of June 30, 2008. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 which have a one-year vesting period. We charge the cost of the awards, which we determined to be the fair market value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the six months ended June 30, 2008, we issued a total of 2,329 shares of common stock in connection with the settlement of deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the six months ended June 30, 2008, our employees purchased an aggregate of 104,037 shares at an average share price of $21.90. At June 30, 2008, 1,033,732 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2008 and 2007 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

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

For the three and six months ended June 30, 2008 and 2007, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cost of services	$903	$1,020	$1,893	$2,090
Selling, general and administrative	2,522	1,885	5,005	4,372

Stock-based compensation expense before income taxes	$3,425	$2,905	$6,898	$6,462
Income tax benefit	1,187	1,059	2,454	2,424

Stock-based compensation expense after income taxes	$2,238	$1,846	$4,444	$4,038

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

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk free interest rate	2.2%-2.8%	4.5%-4.7%
Weighted average expected term (in years)	5.3	4.9
Weighted average expected volatility	23.3%	24.2%
Expected dividend yield	2.0%	2.0%

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Risk free interest rate	2.8%	4.5%
Weighted average expected term (in years)	5.7	5.0
Weighted average expected volatility	24.0%	24.4%
Expected dividend yield	2.1%	2.0%

The weighted average grant-date fair value of options granted during the three months ended June 30, 2008 and 2007 was $6.37 and $7.11, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $5.74 and $6.42, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the three and six months ended June 30,
	2008	2007
Risk free interest rate	2.4%	5.1%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	29.9%	16.7%
Expected dividend yield	1.9%	2.1%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three and six months ended June 30, 2008 and 2007 was $6.07 and $4.22, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the six months ended June 30, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2008	9,827	$18.21
Granted	20	28.35
Exercised	(403)	(15.34)
Forfeited	(71)	(20.55)
Expired	—	—

Outstanding at June 30, 2008	9,373	$18.34

Vested and unvested expected to vest at June 30, 2008	9,073	$18.16
Exercisable at June 30, 2008	6,393	$15.73

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the six months ended June 30, 2008, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2008	464,978	$23.36
Granted	36,998	28.02
Vested	(5,319)	(21.73)
Forfeited	(5,263)	(24.01)

Unvested at June 30, 2008	491,394	$23.73

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at June 30, 2008 related to our non-vested employee stock purchase plan, stock options and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$402,000	$13,603,000	$5,088,000
Weighted average period remaining (in years)	1.5	2.4	1.7

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

Marketable securities by security type at June 30, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$31,324	$14	$(3)	$31,335

Marketable securities by security type at December 31, 2007 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$73,439	$41	$(15)	$73,465

There were no sales of our marketable securities for the three and six months ended June 30, 2008 and 2007.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations, such as service bureaus and custodian banks. The Institutional Services segment is composed of the following three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional customers:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with historical, intraday and end-of-day pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes Interactive Data Managed Solutions business which offers customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and six months ended June 30, 2008 and 2007.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue (a):
Institutional Services	$163,800	$147,876	$323,688	$288,421
Active Trader Services	22,349	22,092	44,172	44,082

Total	$186,149	$169,968	$367,860	$332,503

Income (loss) from operations (b):
Institutional Services	$69,588	$62,208	$137,413	$119,631
Active Trader Services	7,198	6,721	13,817	12,962
Corporate and unallocated (c)	(26,815)	(24,949)	(52,319)	(49,801)

Total	$49,971	$43,980	$98,911	$82,792

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Identifiable assets by reportable segment (in thousands):
Institutional Services	$949,230	$982,381
Active Trader Services	197,179	197,750

	As of June 30, 2008	As of December 31, 2007
Corporate and unallocated (d)	52,720	48,095

Total	$1,199,129	$1,228,226

The following table reconciles income (loss) from operations to income before income taxes as of June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) from operations (b):	$49,971	$43,980	$98,911	$82,792
Interest Income	1,966	2,062	4,315	3,927

Income before income taxes	$51,937	$46,042	$103,226	$86,719

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

Stock options representing the right to acquire 1,506,025 and 35,000 shares of common stock during the three months ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 1,511,275 and 152,224 shares of common stock during the six months ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three and six months ended June 30, 2008 and 2007, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three and six months ended June 30, 2008 and 2007 because all such units were dilutive.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$33,527	$29,141	$65,825	$54,760

Denominator:
Weighted average shares used to compute basic EPS	94,011	94,134	94,140	93,828

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Effect of dilutive securities:
Stock options	2,663	2,882	2,748	2,709
Deferred and restricted stock units	280	201	265	198

Weighted average shares used to compute diluted EPS	96,954	97,217	97,153	96,735

Basic EPS	$0.36	$0.31	$0.70	$0.58
Diluted EPS	$0.35	$0.30	$0.68	$0.57

6. Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the current foreign currency exchange rate between the UK pound sterling and the US dollar, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

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

7. Income Taxes

For the six months ended June 30, 2008, the Company’s effective tax rate was 36.2% as compared to 36.9% for the six months ended June 30, 2007. The Company’s estimated annual effective tax rate for the six months ended June 30, 2008 was 35.6% before a discrete tax expense of $281,000 recorded in the first quarter and a discrete tax expense of $392,000 recorded in the second quarter of 2008. The discrete tax expense in the second quarter was attributable to realized tax benefits related to stock-based compensation expense, an interest expense charge on tax reserves for unrecognized tax benefits, and additional income expense tax resulting from a tax provision to tax return adjustment in connection with our 2007 Australian tax filing. The decrease in the second quarter 2008 estimated annual effective tax rate in relation to the prior year second quarter estimated annual effective tax rate of 37.5% is attributable to (i) an increase in income generated in lower rate jurisdictions, (ii) an increase in the Domestic Production Activities Deduction, (iii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iv) an increase in the Foreign Tax Credit offset by (v) a decrease in tax exempt interest income. An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by the Company for compensation expense recorded for incentive stock options. The Company has not recorded a tax benefit for Research and Development tax credits in 2008 as the laws allowing the credit have not been extended.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that our recorded deferred tax assets will be realized.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. There were no material changes to the Company’s unrecognized tax benefits in the second quarter. As of June 30, 2008, we had approximately $16,212,000 of unrecognized tax benefits, of which $15,553,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill. It is anticipated that we will release approximately $474,000 in tax reserves within the next twelve months for uncertain tax positions due to the expiration of the statute of limitations in various tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we have approximately $1,983,000 of accrued interest related to unrecognized tax benefits.

The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	June 30, 2008			December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$87,500	$(87,500)	$—	$87,500	$(87,500)	$—
Securities databases	4.2 years	12,692	(11,100)	1,592	12,692	(10,980)	1,712
Computer software	7.8 years	101,886	(69,915)	31,971	100,005	(66,256)	33,749
Customer lists	11.2 years	246,465	(146,075)	100,390	245,125	(135,829)	109,296
Service contracts	23.6 years	17,690	(4,442)	13,248	17,490	(4,099)	13,391
Trademarks	12.4 years	2,600	(1,009)	1,591	2,600	(879)	1,721

Total		$468,833	$(320,041)	$148,792	$465,412	$(305,543)	$159,869

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/09	$27,589
For year ending 12/31/10	$27,613
For year ending 12/31/11	$21,060
For year ending 12/31/12	$18,469
For year ending 12/31/13	$13,075
For years thereafter	$27,136

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2008 is $13,850,000.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2007	$401,234	$153,608	$554,842
Purchase accounting adjustments	(a) (207)	—	(207)
Impact of change in foreign exchange rates	3,468	—	(b) 3,468

Balance as of June 30, 2008	$404,495	$153,608	$558,103

(a)	Consists of a reduction to goodwill pertaining to our acquisition of the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC, primarily related to adjustments to accrued acquisition costs of $207,000.
(b)	Foreign currency translation adjustments totaling $3,468,000 primarily reflecting the weakening of the US Dollar against the Euro during the six months ended June 30, 2008.

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

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	139	128	272	256
Expected return on plan assets	(186)	(148)	(349)	(303)
Amortization of unrecognized prior service costs	1	1	1	1
Amortization of unrecognized loss	15	24	33	40

Net periodic benefit cost	$(31)	$5	$(43)	$(6)

In 2008, we expect to contribute $477,000 to fund our obligations under the Pension Plan. As of June 30, 2008, we have not made any contributions under the Pension Plan.

10. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At June 30, 2008, no preferred shares have been issued.

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized an additional 2,000,000 shares under the stock buyback program. In the second quarter of 2008, we repurchased 512,000 shares of outstanding common stock under the stock buyback program. As of June 30, 2008, 1,802,900 shares remained available for purchase under the stock buyback program.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the first six months of 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 11, 2007(1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007(2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100

Total					$75,425

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.

(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors.

11. Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-1, effective January 1, 2008, did not significantly impact our financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The Company did not elect the fair value option for any of our eligible financial instruments and other items, therefore, the adoption of SFAS 159, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the Company in 2008. The adoption of EITF 06-11, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting SFAS 141(R).

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. The Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of this statement.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U. S. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. FSP EITF 03-6-1 is effective for the Company in 2009, with early adoption prohibited. All prior period EPS data must be adjusted retrospectively to reflect the provisions of the FSP, if applicable. The Company does not anticipate that FSP EITF 03-6-1 will have a material impact on the Company’s financial statements.

12. Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Unrealized gain on securities (net of tax, $501 as of June 30, 2008 and $901 as of December 31, 2007)	$785	$1,320
Foreign currency translation adjustment	53,380	45,656
Minimum pension liability/unrecognized losses	(1,821)	(1,821)

Total accumulated other comprehensive income	$52,344	$45,155

The components of comprehensive income were as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(In thousands)
Net Income	$65,825	$54,760
Unrealized (loss)/gain on securities (net of tax, ($341) and $268 as of June 30, 2008 and 2007, respectively)	(535)	425
Foreign currency translation adjustment	7,724	7,386

Total comprehensive income	$73,014	$62,571

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(In thousands)
Net Income	$33,527	$29,141
Unrealized (loss)/gain on securities (net of tax, ($84) and $187 as of June 30, 2008 and 2007, respectively)	(132)	296
Foreign currency translation adjustment	525	6,189

Total comprehensive income	$33,920	$35,626

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

The three levels of the fair value hierarchy established by SFAS 157 in order of priority are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table provides a summary of the fair values of the Company’s assets and liabilities required under SFAS 157:

	June 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1)	$—	$9,472	$—	$9,472
Marketable Securities – Available for Sale (2)	—	31,335	—	31,335
Other (3)	5,709	—	—	5,709

Total Assets	$5,709	$40,807	$—	$46,516

	June 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$5,709	—	—	$5,709

Total Liabilities	$5,709	$—	$—	$5,709

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust and a corresponding non-qualified deferred compensation plan liability. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

14. Acquisition of Xcitek

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of June 30, 2008, $860,000 of these accrued costs remain unpaid. We expect the majority of the remaining costs to be paid by December 31, 2008.

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

15. Subsequent Events

On August 1, 2008, we completed the acquisition of Kler’s Financial Data Service S.r.l., a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,600,000 at the current exchange rate). The purchase price is subject to a post closing working capital adjustment. The acquisition was funded from existing cash resources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2008 included herein in Item 1, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of three businesses, each of which was renamed in February 2007 as part of a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional customers:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with historical, intraday and end-of-day pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes our Interactive Data Managed Solutions business which offers customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics.

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

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new capabilities which offer new or improved features, content or capabilities that appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our historically high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

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

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.

Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, in September 2007, we launched the Basket Calculation ServiceSM. This is a new web-based offering that calculates intra-day indicative valuations for equity and fixed income Exchange Traded Funds (ETFs). This service utilizes intra-day fixed income valuations from Interactive Data Pricing and Reference Data, and real-time equity pricing data to calculate and deliver updated indicative optimized portfolio values (IOPVs) every 15 seconds of the trading day. This is accomplished through a fully-hosted web-based application powered by PlusFeedSM, Interactive Data Real-Time Services’ consolidated low latency digital datafeed. In June 2008, we expanded the capabilities of this service to calculate IOPVs for exchange traded notes and index values that include equities, fixed income securities, currencies and commodities. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by:

•	developing new tools to assist customers with their regulatory challenges;

•	expanding our coverage to include a broader range of complex securities including over the counter (OTC) derivatives;

•	adding new content or technical capabilities to existing services; and

•	improving service delivery and increasing the frequency of service delivery.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG and the subsequent formation of Interactive Data Managed Solutions enabled us to provide managed market data solutions that are used to build customized financial information systems and further complement our existing market data services. Our March 2006 acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to generate a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisitions. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. On June 26, 2008, we announced an agreement to acquire Kler’s Financial Data Service S.r.l., a leading provider of reference data to the Italian financial industry, for a purchase price of EUR 19.0 million (or approximately $29.9 million based on current exchange rates) in cash. We believe that the addition of Kler’s, which is based in Rome, will significantly increase our presence in Italy and enhance our ability to continue growing in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, in July 2008, our Real-Time Services business launched its new-generation high-speed data distribution network which is designed to manage the anticipated rapid growth of data volumes. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. We seek to invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and dividends at levels and junctures as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend of $0.125 per common share. In December 2007, we announced that our Board of Directors approved a 20% increase in the quarterly cash dividend to $0.15 per common share, commencing with the dividend paid on March 31, 2008 to all stockholders of record at the close of business on March 3, 2008. In addition, the Board of Directors declared a special dividend of $0.50 per common share, which was paid on January 24, 2008 to stockholders of record on January 4, 2008. On May 21, 2008, Interactive Data’s Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on June 27, 2008 to stockholders of record as of June 6, 2008. On July 16, 2008, Interactive Data’s Board of Directors declared a quarterly cash dividend of $0.15 per common share, which will be payable on September 26, 2008 to stockholders of record on September 5, 2008.

Business and Market Trends

In recent years, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives during such period. During 2008, many large banks and other significant-sized firms in the financial services industry have experienced more challenging market conditions as significant weakness and volatility within the global credit markets during the second half of 2007 spread to the broader financial markets. We are again seeing customers focus on cost containment as a result of the more challenging market conditions, however they continue to spend prudently on market data services. It remains unclear at this time what impact the recent conditions of the financial markets will have on the overall financial market data services spending of financial institutions in 2009 or subsequent years. If current conditions lead to an increased focus on containing or reducing market data spending, our revenue growth could be impacted.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% during the second quarter of 2008, consistent with our experience in each quarter for the past three years.

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

•

The complexity of financial instruments continues to increase. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with third-party providers like us who can assist them in their valuation of these instruments.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, new sales to new customers. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, we believe that we have further expanded the potential market for our Basket Calculation Service with the previously mentioned expansion of its capabilities to calculate IOPVs for exchange traded notes and index values that include equities, fixed income securities, currencies and commodities.

Interactive Data Real-Time Services continues to generate growth for its real-time business both by sales to new customers and new sales to existing customers. In particular, financial institutions such as hedge funds are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure. For example, we believe that the July 2008 launch by our Real-Time Services business of its new-generation high-speed data distribution network represents an important capability for managing the anticipated rapid growth of data volumes.

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

Active Trader Services

eSignal’s growth continues to be constrained by challenging conditions in the active trader market. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. In addition, stock market volatility is another important trend that can influence active trader subscriptions. When the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites, price increases and mix shifts within its suite of real-time market data terminals.

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, in June 2008, eSignal introduced significant enhancements across its eSignal®, eSignal Pro® and eSignal, Advanced GET® edition offerings.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
REVENUE	$186,149	$169,968	9.5%	$367,860	$332,503	10.6%
COSTS AND EXPENSES
Cost of services	61,319	55,883	9.7%	121,510	110,377	10.1%
Selling, general and administrative	61,153	58,368	4.8%	120,374	115,427	4.3%
Depreciation	6,805	5,263	29.3%	13,310	10,966	21.4%
Amortization	6,901	6,474	6.6%	13,755	12,941	6.3%

Total costs and expenses	136,178	125,988	8.1%	268,949	249,711	7.7%

INCOME FROM OPERATIONS	49,971	43,980	13.6%	98,911	82,792	19.5%
Interest income, net	1,966	2,062	(4.7)%	4,315	3,927	9.9%

INCOME BEFORE INCOME TAXES	51,937	46,042	12.8%	103,226	86,719	19.0%
Income tax expense	18,410	16,901	8.9%	37,401	31,959	17.0%

NET INCOME	$33,527	$29,141	15.1%	$65,825	$54,760	20.2%

NET INCOME PER SHARE
Basic	$0.36	$0.31	16.1%	$0.70	$0.58	20.7%
Diluted	$0.35	$0.30	16.7%	$0.68	$0.57	19.3%
Cash dividends declared per common share	$0.15	$0.125	20.0%	$0.15	$0.25	(40.0)%
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,011	94,134	(0.1)%	94,140	93,828	0.3%
Diluted	96,954	97,217	(0.3)%	97,153	96,735	0.4%

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Revenue

(In thousands)	2008	2007	% Change
Institutional Services:
Pricing and Reference Data	$117,466	$105,638	11.2%
Real-Time Services	36,002	34,042	5.8%
Fixed Income Analytics	8,095	8,196	(1.2)%
Foreign Exchange	2,237	—	—

Total Institutional Services	$163,800	$147,876	10.8%

Active Trader Services:
eSignal	22,299	22,092	0.9%
Foreign Exchange	50	—	—

Total Active Trader Services	22,349	22,092	1.2%

TOTAL REVENUE	$186,149	$169,968	9.5%

Total revenue increased by $16,181,000, or 9.5%, to $186,149,000 in the second quarter of 2008. The Xcitek business, which was acquired in May 2007, contributed incremental revenue of $785,000 in the second quarter of 2008. Other factors which contributed to the increase in total revenue included strong revenue growth at both our Pricing and Reference Data business of $11,043,000 and at our Real-Time Services business, which produced a revenue increase of $1,960,000. In addition, revenue at our eSignal business increased $207,000. These factors were partially offset by a decrease in our Fixed Income Analytics business of $101,000. The change in foreign exchange rates in the second quarter of 2008 compared with the second quarter of 2007 had a favorable impact on revenue of $2,287,000 in the second quarter of 2008, mainly due to the weakness of the US dollar against the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $15,924,000, or 10.8%, to $163,800,000 in the second quarter of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $2,237,000 in the second quarter of 2008.

Revenue for the Pricing and Reference Data business increased by $11,828,000, or 11.2%, to $117,466,000 in the second quarter of 2008. The Xcitek business contributed incremental revenue of $785,000 in the second quarter of 2008. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe resulting from higher demand for our evaluated pricing and reference data content and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $1,960,000, or 5.8%, to $36,002,000 in the second quarter of 2008 primarily due to the continued expansion of the real-time datafeed business and the Managed Solutions business in North America. Revenue for this business in the second quarter of 2008 also included $1,017,000 of foreign exchange loss mainly related to the revaluation of accounts receivable in Europe.

Revenue for the Fixed Income Analytics business decreased by $101,000, or 1.2%, to $8,095,000 in the second quarter of 2008. This decrease in revenue is mainly due to lower new business and nonrecurring revenue in the second quarter of 2008.

Active Trader Services

Within the Active Trader Services segment, revenue increased by $257,000, or 1.2%, to $22,349,000 in the second quarter of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $50,000 in the second quarter of 2008. This revenue increase was primarily related to higher average subscription fees, partially offset by lower advertising revenue and a slight decline in the number of core eSignal direct subscription terminals which decreased 0.4% to 61,935 in the second quarter of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended June 30,
(In thousands)	2008	2007	% Change
COST OF SERVICES	$61,319	$55,883	9.7%

Cost of services expenses increased by $5,436,000, or 9.7%, to $61,319,000 in the second quarter of 2008. The Xcitek business contributed incremental cost of services expense of $210,000 in the second quarter of 2008.

The increase in cost of services expenses is mainly due to higher personnel-related costs of $2,225,000 associated with increased headcount levels and the effect of annual merit increases, coupled with higher communications expense of $1,281,000. Also contributing to the increase in cost of services expense in the second quarter of 2008 were increased expenditures associated with hardware and software maintenance agreements of $713,000, and higher consulting expenses of $522,000. This is partially offset by lower premises expense of $369,000, decreased data acquisition costs of $340,000, and a decrease in supplies and shipping expense of $116,000. The change in foreign exchange rates, as noted above, increased cost of services expense by $1,413,000 in the second quarter of 2008. Cost of services expense as a percentage of revenue was 32.9% in the second quarter of 2008 which is unchanged from the second quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended June 30,
(In thousands)	2008	2007	% Change
SELLING, GENERAL and ADMINISTRATIVE	$61,153	$58,368	4.8%

Selling, general and administrative expenses increased by $2,785,000, or 4.8%, to $61,153,000 in the second quarter of 2008. The Xcitek business contributed incremental selling, general, and administrative expenses of $121,000 in the second quarter of 2008. The increase in selling, general and administrative expenses is mainly due to higher premises expense of $1,244,000 primarily related to higher rent in our London office. This is coupled with higher personnel-related costs of $815,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation-related costs. Also contributing to the increase in selling, general and administrative expenses in the second quarter of 2008 is higher bad debt expense of $609,000 primarily associated with a reversal of bad debt expense in the second quarter of 2007, higher travel expenditures of $466,000, and increased consulting costs of $303,000. Additionally, higher marketing costs of $229,000 and higher legal expense of $188,000 contributed to the increase in selling, general, and administrative expense in the second quarter of 2008. This is partially offset by a foreign exchange gain primarily due to the revaluation of Euro bank balances and inter-company balances of $1,557,000, coupled with decreased communications costs of $280,000, and lower commissions paid to third parties for distribution of data of $161,000. The change in foreign exchange rates, as noted above, increased selling, general, and administrative expenses by $882,000 in the second quarter of 2008. Selling, general, and administrative expenses as a percentage of revenue was 32.9% in the second quarter of 2008 compared with 34.3% in the second quarter of 2007.

Depreciation

	For the Three Months Ended June 30,
(In thousands)	2008	2007	% Change
DEPRECIATION	$6,805	$5,263	29.3%

Depreciation expense increased by $1,542,000, or 29.3%, to $6,805,000 in the second quarter of 2008. The increase in depreciation expense was mainly associated with an adjustment in the second quarter of 2007 of $695,000 associated with the reversal of previously depreciated capitalized development costs. This is coupled with higher capital spending in the second half of 2007 and first half of 2008, partially offset by the normal expiration of asset lives. The change in foreign exchange rates, as noted above, increased depreciation expense by $59,000 in the second quarter of 2008.

Amortization

	For the Three Months Ended June 30,
(In thousands)	2008	2007	% Change
AMORTIZATION	$6,901	$6,474	6.6%

Amortization expense increased by $427,000, or 6.6%, to $6,901,000 in the second quarter of 2008 primarily due to an incremental $217,000 of amortization expense associated with the acquisition of the Xcitek business, coupled with an adjustment in the second quarter of 2007 related to expiration of certain intangible asset lives.

Other Consolidated Financial Information

Income from operations increased by $5,991,000, or 13.6%, to $49,971,000 in the second quarter of 2008 due to the factors discussed above.

Interest income decreased by $96,000, or 4.7%, to $1,966,000 in the second quarter of 2008.

Income before income taxes increased by $5,895,000, or 12.8%, to $51,937,000 in the second quarter of 2008 mainly due to higher income from operations discussed above.

Net income increased by $4,386,000, or 15.1%, to $33,527,000 in the second quarter of 2008. The increase in net income is primarily due to higher income before income taxes coupled with a lower effective tax rate of 35.4% for the second quarter of 2008 compared to 36.7% for the second quarter of 2007.

We generated basic net income per share of $0.36 and diluted net income per share of $0.35 in the second quarter of 2008, compared with basic net income per share of $0.31 and diluted net income per share of $0.30 in the second quarter of 2007.

Weighted average basic shares outstanding decreased 0.1% and weighted average diluted shares outstanding decreased 0.3% in the second quarter of 2008 compared to the second quarter of 2007. Repurchases of shares of outstanding common stock under our publicly announced stock buyback program were mostly offset by options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Revenue

(In thousands)	2008	2007	% Change
Institutional Services:
Pricing and Reference Data	$230,424	$205,678	12.0%
Real-Time Services	72,116	66,465	8.5%
Fixed Income Analytics	16,199	16,278	(0.5)%
Foreign Exchange	4,949	—	—

Total Institutional Services	$323,688	$288,421	12.2%

(In thousands)	2008	2007	% Change
Active Trader Services:
eSignal	44,034	44,082	(0.1)%
Foreign Exchange	138	—	—

Total Active Trader Services	44,172	44,082	0.2%

TOTAL REVENUE	$367,860	$332,503	10.6%

Total revenue increased by $35,357,000, or 10.6%, to $367,860,000 in the first six months of 2008. The Xcitek business, which was acquired in May 2007, contributed incremental revenue of $3,058,000 in the first six months of 2008. Other factors driving the increase in total revenue included strong revenue growth at both our Pricing and Reference Data business of $21,688,000 and at our Real-Time Services business, which produced a revenue increase of $5,651,000. These factors were partially offset by a slight decrease at our eSignal business of $48,000. The change in foreign exchange rates in the first six months of 2008 compared with the first six months of 2007 had a favorable impact on revenue of $5,087,000 in the first six months of 2008, mainly due to the weakness of the US dollar against the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $35,267,000, or 12.2%, to $323,688,000 in the first six months of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $4,949,000 in the first six months of 2008.

Revenue for the Pricing and Reference Data business increased by $24,746,000, or 12.0%, to $230,424,000 in the first six months of 2008. The Xcitek business contributed incremental revenue of $3,058,000 in the first six months of 2008. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in North America and Europe resulting from higher demand for our evaluated pricing and reference data content, and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $5,651,000, or 8.5%, to $72,116,000 in the first six months of 2008 primarily due to the continued expansion of the real-time datafeed business and the Managed Solutions business in North America. Revenue for this business in the first six months of 2008 also included $246,000 of foreign exchange loss from the revaluation of accounts receivable in Europe.

Revenue for the Fixed Income Analytics business decreased by $79,000, or 0.5%, to $16,199,000 in the first six months of 2008. This decrease in revenue is mainly due to lower new business and once-off revenue in the first six months of 2008.

Active Trader Services

Within the Active Trader Services segment, revenue increased by $90,000, or 0.2%, to $44,172,000 in the first six months of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $138,000 in the first six months of 2008. This revenue decrease was primarily related to lower advertising, and seminar revenue, and a decline in the number of core eSignal direct subscription terminals which decreased 0.4% to 61,935 in the first six months of 2008. This decrease is partially offset by higher average subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Six Months Ended June 30,
(In thousands)	2008	2007	% Change
COST OF SERVICES	$121,510	$110,377	10.1%

Cost of services expenses increased by $11,133,000, or 10.1%, to $121,510,000 in the first six months of 2008. The Xcitek business contributed incremental cost of services expense of $932,000 in the first six months of 2008. The increase in cost of services expenses is mainly due to higher personnel-related costs of $5,198,000 associated with increased headcount levels and the effect of annual merit increases, coupled with higher communications expense of $1,609,000. Also contributing to the increase in cost of services expense in the first six months of 2008 were increased expenditures associated with hardware and software maintenance agreements of $1,285,000, and higher consulting expenses of $1,190,000. This is partially offset by lower data acquisition expense of $937,000, lower premises expense of $387,000, and a decrease in supplies and shipping expense of $97,000. The change in foreign exchange rates, as noted above, increased cost of services expense by $2,853,000 in the first six months of 2008. Cost of services expense as a percentage of revenue was 33.0% in the first six months of 2008 compared with 33.2% in the first six months of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Six Months Ended June 30,
(In thousands)	2008	2007	% Change
SELLING, GENERAL and ADMINISTRATIVE	$120,374	$115,427	4.3%

Selling, general and administrative expenses increased by $4,947,000, or 4.3%, to $120,374,000 in the first six months of 2008. The Xcitek business contributed incremental selling, general, and administrative expenses of $414,000 in the first six months of 2008. The increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $2,581,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation-related costs. This is coupled with higher premises expense of $1,967,000 primarily related to higher rent in our London office, and higher commissions paid to third parties for distribution of data of $847,000. Also contributing to the increase in selling, general and administrative expenses in the first six months of 2008 is higher travel expenditures of $802,000, higher legal costs of $475,000, and increased marketing expense of $457,000. Additionally, increased bad debt expense of $143,000 and higher consulting costs of $86,000 contributed to the increase in selling, general, and administrative expenses in the first six months of 2008. This is partially offset by a foreign exchange gain primarily due to the revaluation of Euro bank balances and inter-company balances of $4,005,000, coupled with lower communications expense of $425,000, and lower audit fees of $289,000. The change in foreign exchange rates, as noted above, increased selling, general, and administrative expenses by $1,844,000 in the first six months of 2008. Selling, general, and administrative expenses as a percentage of revenue was 32.7% in the first six months of 2008 compared with 34.7% in the first six months of 2007.

Depreciation

	For the Six Months Ended June 30,
(In thousands)	2008	2007	% Change
DEPRECIATION	$13,310	$10,966	21.4%

Depreciation expense increased by $2,344,000, or 21.4%, to $13,310,000 in the first six months of 2008. The increase in depreciation expense was mainly associated with an adjustment in the second quarter of 2007 of $695,000 associated with the reversal of previously depreciated capitalized development costs. This is coupled with higher capital spending in the second half of 2007 and the first six months of 2008, partially offset by the normal expiration of asset lives. The change in foreign exchange rates, as noted above, increased depreciation expense by $115,000 in the first six months of 2008.

Amortization

	For the Six Months Ended June 30,
(In thousands)	2008	2007	% Change
AMORTIZATION	$13,755	$12,941	6.3%

Amortization expense increased by $814,000, or 6.3%, to $13,755,000 in the first six months of 2008 primarily due to an incremental $471,000 of amortization expense associated with the acquisition of the Xcitek business.

Other Consolidated Financial Information

Income from operations increased by $16,119,000, or 19.5%, to $98,911,000 in the first six months of 2008 due to the factors discussed above.

Interest income increased by $388,000, or 9.9%, to $4,315,000 in the first six months of 2008. The increase in interest income is primarily due to higher average cash balances.

Income before income taxes increased by $16,507,000, or 19.0%, to $103,226,000 in the first six months of 2008 due to higher income from operations coupled with higher interest income discussed above.

Net income increased by $11,065,000, or 20.2%, to $65,825,000 in the first six months of 2008. The increase in net income is primarily due to higher income before income taxes. The annual effective tax rate of 36.2% for the first six months of 2008 is slightly lower than the annual effective tax rate of 36.9% for the first six months of 2007.

We generated basic net income per share of $0.70 and diluted net income per share of $0.68 in the first six months of 2008, compared with basic net income per share of $0.58 and diluted net income per share of $0.57 in the first six months of 2007.

Weighted average basic shares outstanding increased 0.3% and weighted average diluted shares outstanding increased 0.4% in the first six months of 2008 compared to the first six months of 2007. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were mostly offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate. For the six months ended June 30, 2008, our effective tax rate was 36.2% as compared to 36.9% for the six months ended June 30, 2007. The estimated annual effective tax rate for the six months ended June 30, 2008 was 35.6% before a discrete tax expense of $281,000 recorded in the first quarter and a discrete tax expense of $392,000 recorded in the second quarter of 2008. The discrete amounts are attributable to realized tax benefits related to stock-based compensation expense, an interest expense charge on tax reserves for unrecognized tax benefits, and additional income tax expense resulting from a tax provision to tax return adjustment in connection with our 2007 Australian tax filing.

The decrease in the second quarter 2008 estimated annual effective tax rate in relation to the prior year second quarter estimated annual effective tax rate of 37.5% is attributable to (i) an increase in income generated in lower rate jurisdictions, (ii) an increase in the Domestic Production Activities Deduction, (iii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iv) an increase in the Foreign Tax Credit offset by (v) a decrease in tax exempt interest income. An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by us for compensation expense recorded for incentive stock options. We have not recorded a tax benefit for Research and Development tax credits in 2008 as the laws allowing the credit has not been extended.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, on January 1, 2007. There were no material changes to our unrecognized tax benefits in the first quarter. As of June 30, 2008, we had approximately $16,212,000 of unrecognized tax benefits, of which $15,553,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill. It is anticipated that we will release approximately $474,000 in tax reserves within the next twelve months for uncertain tax positions due to the expiration of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the June 30, 2008, we have approximately $1,983,000 of accrued interest related to unrecognized tax benefits.

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

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash flow provided by (used in):
Operating activities	$81,224	$68,153
Investing activities	27,156	(46,535)
Financing activities	(93,467)	(12,433)
Effect of exchange rates on cash balances	3,079	2,363

Net increase in cash and cash equivalents	$17,992	$11,548

Operating Activities

Net cash provided by operating activities increased by $13,071,000, or 19.2%, to $81,224,000 in the first six months of 2008. The increase in net cash provided by operating activities was primarily due to higher net income of $11,065,000 in the first six months of 2008 compared with the first six months of 2007. This is coupled with a decrease in outflows in operating activities associated with the excess tax benefits from stock-based compensation of $1,896,000 in the first six months of 2008 compared with the first six months of 2007, due to a larger number of stock option exercises in 2007 during the first six months.

Investing Activities

Capital expenditures increased by $1,141,000, or 8.4%, to $14,674,000 in the first six months of 2008 mainly due to higher capital spending associated with infrastructure investments at our Real-Time Services business partially offset by lower capital spending at our Pricing and Reference Data business.

In 2008, we expect to spend approximately $49,000,000 in capital expenditures focusing mainly on scaling our real-time datafeed and managed solutions infrastructures.

In the first six months of 2008, we purchased marketable securities of $70,567,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $112,397,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

In the first six months of 2007, we purchased marketable securities of $89,395,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $81,516,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first six months of 2008, we utilized $27,417,000 to repurchase 968,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2008, we received $8,469,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 408,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 104,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

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

On June 27, 2008, we paid a quarterly dividend of $0.15 per share of common share. The dividend was declared by the Board of Directors on May 21, 2008 and was payable to stockholders of record as of June 6, 2008. The aggregate dividend totaled $14,100,000 and was paid from existing cash resources.

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

In the first three months of 2007, we utilized $12,005,000 to repurchase 466,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first six months of 2007, we received $20,269,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,351,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 104,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

On March 30, 2007, we paid a quarterly dividend of $0.125 per common share. The dividend was declared by the Board of Directors on February 16, 2007 and was payable to stock holders of record as of March 1, 2007. The aggregate dividend totaled $11,706,000 and was paid from existing cash resources.

On June 27, 2007, we paid a quarterly dividend of $0.125 per common share. The dividend was declared by the Board of Directors on February 16, 2007 and was payable to stockholders of record as of June 7, 2007. The aggregate dividend totaled $11,793,000 and was paid from existing cash resources.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2007.

Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the current foreign currency exchange rate between the UK pound sterling and the US dollar, none of which is payable until beginning in September

2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-1, effective January 1, 2008, did not significantly impact our financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The Company did not elect the fair value option for any of our eligible financial instruments and other items, therefore, the adoption of SFAS 159, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the Company in 2008. The adoption of EITF 06-11, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting SFAS 141(R).

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. The Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of this statement.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U. S. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. FSP EITF 03-6-1 is effective for the Company in 2009, with early adoption prohibited. All prior period EPS data must be adjusted retrospectively to reflect the provisions of the FSP, if applicable. The Company does not anticipate that FSP EITF 03-6-1 will have a material impact on the Company’s financial statements.

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

Total revenue for the three months and six months ended June 30, 2008 and 2007 and long lived assets as of June 30, 2008 and December 31, 2007 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Revenue:
United Kingdom	$20,053	$17,985
All other European countries	29,880	27,055
Asia Pacific	4,671	3,677

Total	$54,604	$48,717

	Six Months Ended June 30,
	2008	2007
Revenue:
United Kingdom	$41,918	$34,540
All other European countries	58,787	53,336
Asia Pacific	8,926	7,271

Total	$109,631	$95,147

	As of June 30, 2008	As of December 31, 2007
Long-Lived Assets:
United Kingdom	$138,123	$139,162
All other European countries	81,936	76,517
Asia Pacific	5,650	5,192

Total	$225,709	$220,871

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008—April 30, 2008	176,000	$28.60	176,000	2,138,900
May 1, 2008—May 31, 2008	168,000	$27.73	168,000	1,970,900
June 1, 2008—June 30, 2008	168,000	$26.84	168,000	1,802,900

Total	512,000	$27.74	512,000

(1)	No shares have been purchased in the second quarter of 2008 other than through our publicly announced stock buyback program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 21, 2008, we held our Annual Meeting of Stockholders. At the meeting the following matters were approved by the votes specified below:

1.	Nine directors were elected to serve until our next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal.

The nine nominees for directors were elected based upon the following votes:

Stuart J. Clark	For	85,340,903
	Withheld	12,397,217

Myra R. Drucker	For	96,806,595
	Withheld	931,525

William T. Ethridge	For	88,206,093
	Withheld	9,532,027

Rona A. Fairhead	For	85,028,208
	Withheld	12,709,912

Donald P. Greenberg	For	95,885,592
	Withheld	1,852,528

Casper J. A. Hobbs	For	88,206,470
	Withheld	9,531,650

Philip J. Hoffman	For	85,186,781
	Withheld	12,551,339

Robert C. Lamb, Jr.	For	96,804,810
	Withheld	933,310

Carl Spielvogel	For	96,837,819
	Withheld	900,301

2.	The ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved. The votes were cast as follows:

For	97,689,043
Against	39,388
Abstain	9,687

3.	The amendments to our 2000 Long-Term Incentive Plan were approved. The votes were cast as follows:

For	91,225,160
Against	3,279,143
Abstain	3,233,808

4.	Our Executive Incentive Plan was approved. The votes were cast as follows:

For	92,440,060
Against	2,065,908
Abstain	3,232,143

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
10.1	Amended and Restated 2000 Long-Term Incentive Plan.

10.2	Executive Incentive Plan.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 4, 2008	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: August 4, 2008	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer