Form 10-Q
period 2008-09-30
INTERACTIVE DATA CORP/MA/
filed 2008-11-03
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of October 27, 2008 was 93,761,782.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 (Audited)	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$188,589	$175,027	$556,449	$507,530
COSTS AND EXPENSES:
Cost of services	60,469	55,501	181,979	165,878
Selling, general and administrative	60,727	59,196	181,101	174,623
Depreciation	6,706	5,742	20,016	16,708
Amortization	7,006	6,724	20,761	19,665

Total costs and expenses	134,908	127,163	403,857	376,874

INCOME FROM OPERATIONS	53,681	47,864	152,592	130,656
Interest income	1,893	2,405	6,208	6,332

INCOME BEFORE INCOME TAXES	55,574	50,269	158,800	136,988
Income tax expense	18,859	10,930	56,260	42,889

NET INCOME	$36,715	$39,339	$102,540	$94,099

NET INCOME PER SHARE:
Basic	$0.39	$0.42	$1.09	$1.00
Diluted	$0.38	$0.40	$1.06	$0.97
Cash dividends declared per common share	$0.30	$0.125	$0.45	$0.375
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,002	94,264	94,094	93,973
Diluted	96,764	97,206	97,023	96,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$184,831	$205,470
Marketable securities	54,207	73,465
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,524 and $6,819 at September 30, 2008 and December 31, 2007, respectively	115,920	112,432
Prepaid expenses and other current assets	18,102	18,523
Deferred income taxes	5,106	5,276

Total current assets	378,166	415,166

Property and equipment, net	94,901	93,832
Goodwill	554,725	554,842
Intangible assets, net	153,977	159,869
Other assets	5,112	4,517

Total Assets	$1,186,881	$1,228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$14,615	$24,405
Accrued liabilities	74,204	84,706
Payables to affiliates	3,388	732
Income taxes payable	9,446	16,065
Deferred revenue	38,367	30,524
Dividends payable	14,066	61,331

Total current liabilities	154,086	217,763

Income taxes payable	8,752	7,667
Deferred tax liabilities	34,170	29,785
Other liabilities	10,153	9,487

Total Liabilities	207,161	264,702

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 102,707,015 shares issued and 93,865,952 shares outstanding at September 30, 2008, and 101,572,558 shares issued and 94,343,458 shares outstanding at December 31, 2007	1,027	1,015
Additional paid-in-capital	972,455	941,265
Treasury stock, at cost, 8,841,063 and 7,229,100 shares, at September 30, 2008 and December 31, 2007 respectively	(182,273)	(137,506)
Accumulated earnings	173,395	113,595
Accumulated other comprehensive income	15,116	45,155

Total Stockholders’ Equity	979,720	963,524

Total Liabilities and Stockholders’ Equity	$1,186,881	$1,228,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2007 (Audited)	101,573	$1,015	$941,265	7,229	$(137,506)
Exercise of stock options and issuance of deferred and restricted stock units	951	10	12,443	—	—
Issuance of stock in connection with employee stock purchase plan	183	2	4,202	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	3,440	—	—
Stock-based compensation (Note 2)	—	—	10,648	—	—
Purchase of treasury stock	—	—	—	1,612	(44,767)
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	457	—	—
Common stock cash dividends declared to stockholders	—	—	—	—	—
Net income	—	—	—	—	—

Balance, September 30, 2008	102,707	$1,027	$972,455	8,841	$(182,273)

	Accumulated Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity	Total Comprehensive Income
Balance, December 31, 2007 (Audited)	$45,155	$113,595	$963,524	—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	12,453	—
Issuance of stock in connection with employee stock purchase plan	—	—	4,204	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	3,440	—
Stock-based compensation (Note 2)	—	—	10,648	—
Purchase of treasury stock	—	—	(44,767)	—
Other comprehensive income (Note 12)	(30,039)	—	(30,039)	(30,039)
Common stock dividends awarded to holders of restricted stock units	—	(457)	—	—
Common stock cash dividends declared to stockholders	—	(42,283)	(42,283)	—
Net income	—	102,540	102,540	102,540

Balance, September 30, 2008	$15,116	$173,395	$979,720	$72,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$102,540	$94,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,777	36,373
Amortization of discounts and premiums on marketable securities, net	456	444
Deferred income taxes	(66)	(1,631)
Excess tax benefits from stock-based compensation	(1,978)	(3,148)
Stock-based compensation	10,648	10,024
Provision for doubtful accounts and sales credits	705	116
Loss on dispositions of fixed assets	246	2,229
Changes in operating assets and liabilities, net	(16,686)	(6,914)

NET CASH PROVIDED BY OPERATING ACTIVITIES	136,642	131,592

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(22,629)	(21,136)
Purchase of marketable securities	(117,552)	(125,647)
Proceeds from maturities of marketable securities	136,215	122,692
Acquisition of business	(27,338)	(24,473)

NET CASH USED IN INVESTING ACTIVITIES	(31,304)	(48,564)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	16,657	25,233
Purchase of treasury stock	(44,767)	(27,586)
Common stock cash dividends paid	(89,542)	(35,286)
Excess tax benefits from stock-based compensation	1,978	3,148

NET CASH USED IN FINANCING ACTIVITIES	(115,674)	(34,491)

Effect of change in exchange rates on cash and cash equivalents	(10,303)	4,941

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,639)	53,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205,470	152,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,831	$205,927

NON-CASH FINANCING ACTIVITY:
Dividends declared and unpaid in dividends payable	$14,066	$—

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

As of September 30, 2008, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

Reclassifications:

Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s previously reported consolidated operating income, net income or shareholders’ equity.

2. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was amended in order to provide greater flexibility in structuring performance-based equity awards under the 2000 LTIP in the future by including a more comprehensive list of eligible performance measures under the 2000 LTIP. In addition, the May amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP that are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2000 LTIP. The Board may appoint a committee to administer the 2000 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2000 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

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

The exercise price for all stock options granted to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, the practice has been to determine the applicable grant date and to specify that the exercise price shall be the closing price of the Company’s common stock on the date of grant. Stock options granted to date have had a term of ten years from the date of grant and have generally vested over a four-year period.

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 854,482 deferred and restricted stock units have been granted as of September 30, 2008. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 which have a one-year vesting period. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the nine months ended September 30, 2008, we issued a total of 80,516 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the nine months ended September 30, 2008, our employees purchased an aggregate of 183,138 shares at an average share price of $22.95. At September 30, 2008, 954,631 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2008 and 2007 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). We adopted SFAS 123(R), as of January 1, 2006, using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award.

For the three and nine months ended September 30, 2008 and 2007, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cost of services	$1,012	$1,069	$2,905	$3,159
Selling, general and administrative	2,738	2,493	7,743	6,865

Stock-based compensation expense before income taxes	$3,750	$3,562	$10,648	$10,024
Income tax benefit	1,324	1,144	3,778	3,568

Stock-based compensation expense after income taxes	$2,426	$2,418	$6,870	$6,456

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

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes model with the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Risk free interest rate	2.2%-3.5%	4.2%-4.9%
Weighted average expected term (in years)	5.7	5.0
Weighted average expected volatility	24.1%	23.4%
Expected dividend yield	2.2%	1.9%

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Risk free interest rate	2.6%-3.5%	4.2%-4.9%
Weighted average expected term (in years)	5.7	5.0
Weighted average expected volatility	24.1%	23.4%
Expected dividend yield	2.2%	1.9%

The weighted average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 was $5.59 and $6.61, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $5.59 and $6.60, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Nine months ended September 30,
	2008	2007
Risk free interest rate	2.0%-2.4%	4.3%-5.1%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	33.7%	20.5%
Expected dividend yield	2.1%	2.0%

	Three months ended September 30,
	2008	2007
Risk free interest rate	2.0%	4.3%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	37.7%	25.0%
Expected dividend yield	2.2%	1.9%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended September 30, 2008 and 2007 was $7.13 and $5.40, respectively. The weighted average grant-date fair value of the stock issued under the 2001 ESPP for the nine months ended September 30, 2008 and 2007 was $6.59 and $4.76, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the nine months ended September 30, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2008	9,827	$18.21
Granted	1,421	24.99
Exercised	(866)	(15.48)
Forfeited	(73)	(21.03)
Expired	(11)	(8.57)

Outstanding at September 30, 2008	10,298	$19.37

Vested and unvested expected to vest at September 30, 2008	9,924	$19.18
Exercisable at September 30, 2008	6,579	$16.57

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the nine months ended September 30, 2008, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2008	464,978	$23.36
Granted	180,444	25.60
Vested	(110,371)	(21.76)
Forfeited	(5,263)	(24.01)

Unvested at September 30, 2008	529,788	$24.45

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at September 30, 2008 related to our non-vested employee stock purchase plan, stock options and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$662,000	$18,526,000	$7,472,000
Weighted average period remaining (in years)	0.9	2.8	2.1

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

Marketable securities by security type at September 30, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$54,256	$—	$(49)	$54,207

Marketable securities by security type at December 31, 2007 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$73,439	$41	$(15)	$73,465

There were no sales of our marketable securities for the three and nine months ended September 30, 2008 and 2007.

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

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics to manage risks and understand the performance of diversified portfolios.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and nine months ended September 30, 2008 and 2007.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue (a):
Institutional Services	$166,036	$152,891	$489,724	$441,312
Active Trader Services	22,553	22,136	66,725	66,218

Total	$188,589	$175,027	$556,449	$507,530

Income (loss) from operations (b):
Institutional Services	$72,546	$65,454	$209,959	$185,085
Active Trader Services	7,683	8,193	21,500	21,155
Corporate and unallocated (c)	(26,548)	(25,783)	(78,867)	(75,584)

Total	$53,681	$47,864	$152,592	$130,656

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Identifiable assets by reportable segment:
Institutional Services	$943,342	$982,381
Active Trader Services	190,638	197,750
Corporate and unallocated (d)	52,901	48,095

Total	$1,186,881	$1,228,226

The following table reconciles income (loss) from operations to income before income taxes as of September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from operations (b):	$53,681	$47,864	$152,592	$130,656
Interest Income	1,893	2,405	6,208	6,332

Income before income taxes	$55,574	$50,269	$158,800	$136,988

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

Stock options representing the right to acquire 2,898,138 and 1,528,275 shares of common stock during the three months ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 1,973,563 and 1,533,775 shares of common stock during the nine months ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three and nine months ended September 30, 2008 and 2007, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2008 and 2007 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$36,715	$39,339	$102,540	$94,099

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Denominator:
Weighted average shares used to compute basic EPS	94,002	94,264	94,094	93,973
Effect of dilutive securities:
Stock options	2,510	2,761	2,668	2,727
Deferred and restricted stock units	252	181	261	192

Weighted average shares used to compute diluted EPS	96,764	97,206	97,023	96,892

Basic EPS	$0.39	$0.42	$1.09	$1.00
Diluted EPS	$0.38	$0.40	$1.06	$0.97

6. Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the foreign currency exchange rate between the UK pound and the US dollar at the date of the agreement, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

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

7. Income Taxes

For the nine months ended September 30, 2008, the Company’s effective tax rate was 35.4% as compared to 31.3% for the nine months ended September 30, 2007. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2008 was 35.5% before a net discrete tax expense of $673,000 recorded in the six months ended June 30,2008 and a net discrete tax benefit of $756,000 recorded in the third quarter of 2008. The net discrete tax benefit in the third quarter was attributable to (i) realized tax benefits related to stock-based compensation expense, (ii) a release of tax reserves and interest resulting from the expiration of a statute of limitations, (iii) state income tax rate changes, and (iv) a net benefit resulting from a tax provision to tax return adjustment with respect to the filing of our 2007 federal tax return, offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The third quarter 2008 estimated annual effective tax rate is 35.5% as compared to the prior year third quarter estimated annual effective tax rate of 35.6%. The decline is attributable to (i) an increase in income generated in lower rate jurisdictions, (ii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iii) an estimated increase in the Foreign Tax Credit offset by (iv) the reduction in the Research and Development tax credit which was reflected in the Company’s third quarter 2007 estimated annual effective tax rate. The Company did not record a tax benefit for the Federal Research and Development tax credit in the third quarter of 2008 as the Federal law extending the credit was not signed into law until October 3, 2008. An incentive stock option does not ordinarily result in a tax benefit for the Company unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by the Company for compensation expense recorded for incentive stock options.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, the Company believes recorded deferred tax assets will be realized.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109,” on January 1, 2007. There were no material changes to the Company’s unrecognized tax benefits in the third quarter. As of September 30, 2008, the Company had approximately $16,540,000 of unrecognized tax benefits of which $15,881,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill. The Company does not anticipate a material adjustment to tax reserves for uncertain tax positions within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had approximately $2,191,000 of accrued interest related to unrecognized tax benefits.

8. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	September 30, 2008			December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,062	$(87,500)	$562	$87,500	$(87,500)	$—
Securities databases	4.0 years	15,361	(11,306)	4,055	12,692	(10,980)	1,712
Computer software	7.8 years	97,767	(69,428)	28,339	100,005	(66,256)	33,749
Customer lists	11.5 years	256,886	(150,468)	106,418	245,125	(135,829)	109,296
Service contracts	23.6 years	17,690	(4,614)	13,076	17,490	(4,099)	13,391
Trademarks	12.4 years	2,600	(1,073)	1,527	2,600	(879)	1,721

Total		$478,366	$(324,389)	$153,977	$465,412	$(305,543)	$159,869

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/09	$28,540
For year ending 12/31/10	$28,653
For year ending 12/31/11	$21,882
For year ending 12/31/12	$18,909
For year ending 12/31/13	$13,433
For years thereafter	$35,857

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2008 is $6,703,000.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2007	$401,234	$153,608	$554,842
Goodwill acquired during the year	(a) 16,997	—	16,997
Purchase accounting adjustments	(b) (207)	—	(207)
Impact of change in foreign exchange rates	(16,851)	(56)	(c) (16,907)

Balance as of September 30, 2008	$401,173	$153,552	$554,725

(a)	Related to our acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”) in the third quarter of 2008. Refer to Note 14, “Mergers and Acquisitions”, in these Notes to the Condensed Consolidated Financial Statements.
(b)	Consists of a reduction to goodwill pertaining to our acquisition of the net assets comprising the market data division of Xcitek LLC, as well as the market data assets of its affiliate Xcitax LLC, primarily related to adjustments to accrued acquisition costs of $207,000.
(c)	Foreign currency translation adjustments totaling a decrease of $16,907,000 primarily reflecting the strengthening of the US Dollar against the Euro and UK pound during the nine months ended September 30, 2008.

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

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	136	128	408	384
Expected return on plan assets	(175)	(152)	(524)	(454)
Amortization of unrecognized prior service costs	1	1	2	2
Amortization of unrecognized loss	16	20	49	59

Net periodic benefit cost	$(22)	$(3)	$(65)	$(9)

In 2008, we expect to contribute $477,000 to fund our obligations under the Pension Plan. As of September 30, 2008, we have contributed $400,000 of this amount under the Pension Plan.

10. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At September 30, 2008, no preferred shares have been issued.

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the third quarter of 2008, we repurchased 643,963 shares of outstanding common stock under the stock buyback program. As of September 30, 2008, 1,158,937 shares remained available for purchase under the stock buyback program.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the first nine months of 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 11, 2007(1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007(2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008	$14,117
September 15, 2008(3)	$0.15	Regular (cash)	November 12, 2008	December 10, 2008	$14,066

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

(3)	Unpaid dividends declared in the amount of $14,066,000 are included in dividends payable as of September 30, 2008. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the September 15, 2008 declaration date.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of adopting FSP SFAS 142-3.

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

12. Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Unrealized gain on securities (net of tax, $205 as of September 30, 2008 and $901 as of December 31, 2007)	$318	$1,320
Foreign currency translation adjustment	16,619	45,656
Minimum pension liability/unrecognized losses	(1,821)	(1,821)

Total accumulated other comprehensive income	$15,116	$45,155

The components of comprehensive income were as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(In thousands)
Net Income	$102,540	$94,099
Unrealized (loss)/gain on securities (net of tax, ($647) and $300 as of September 30, 2008 and 2007, respectively)	(1,002)	437
Foreign currency translation adjustment	(29,037)	14,757

Total comprehensive income	$72,501	$109,293

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(In thousands)
Net Income	$36,715	$39,339
Unrealized (loss)/gain on securities (net of tax, ($302) and $8 as of September 30, 2008 and 2007, respectively)	(467)	12
Foreign currency translation adjustment	(36,761)	7,371

Total comprehensive (loss) income	$(513)	$46,722

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

The three levels of the fair value hierarchy established by SFAS 157 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table provides a summary of the fair values of the Company’s assets and liabilities required under SFAS 157:

	September 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents- Money Market Funds	$35,352	$—	$—	$35,352
Cash equivalents (1)	—	29,886	—	29,886
Marketable Securities – Available for Sale (2)	—	54,207	—	54,207
Other (3)	5,332	—	—	5,332

Total Assets	$40,684	$84,093	$—	$124,777

	September 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$5,332	—	—	$5,332

Total Liabilities	$5,332	$—	$—	$5,332

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust and a corresponding non-qualified deferred compensation plan liability. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

14. Mergers and Acquisitions

Acquisition of Kler’s

On August 1, 2008, we completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $701,000, consisting of legal and accounting services. As of September 30, 2008, $428,000 of these accrued costs remain unpaid. We expect the majority of the remaining costs to be paid by December 31, 2008. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”), as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to eighteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer list 18.0 years; securities database 3.0 years and non- compete agreement 5.0 years. In connection with the acquisition, we recorded $16,997,000 of goodwill, which has been allocated to our Institutional Services segment, none of which is tax deductible. Our financial statements include the results of operations of Kler’s subsequent to the acquisition date.

Kler’s provides comprehensive, high quality reference data, including corporate actions and taxation information, on Italian and international securities, with coverage of equities, listed and unlisted Italian bonds, funds, simple derivatives and warrants. The acquisition of this business will enable the Company to expand its reference data services and to continue increasing its presence across continental Europe. The Kler’s business will be integrated into our Interactive Data Pricing and Reference Data business.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$2,628
Accounts receivable, net	2,821
Prepaid expenses and other current assets	6
Customer list	13,850
Securities database	2,957
Non-Compete agreement	622
Other assets	415
Goodwill	16,997

$40,296

Liabilities:
Accounts payable	$23
Accrued liabilities	305
Deferred revenue	3,735
Accrued acquisition costs	701
Deferred tax liability	5,473
Other liabilities	493

$10,730

Total Purchase Price	$29,566

Acquisition of Xcitek

On May 1, 2007, Interactive Data acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data net assets of its affiliate Xcitax LLC (“Xcitax”), for $25,123,000. This acquisition was funded from operating cash. In addition, we accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of September 30, 2008, $154,000 of lease termination costs remain unpaid. We expect the majority of the remaining costs to be paid by December 31, 2009.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2008 included herein in Item 1, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics to manage risks and understand the performance of diversified portfolios.

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

In 2007, we aligned our Pricing and Reference Data, and Real-Time Services business under a single management structure from a business and product strategy, sales management and operational perspective. We believe this action has enabled us to build upon the progress made during the past several years in presenting our business more effectively to the marketplace and to move faster in addressing client needs spanning four core product areas: evaluations, reference data, real-time datafeed services and managed solutions. In 2008, we began the process of gradually aligning our Fixed Income Analytics business under this single management structure.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. For example, in June 2007, our Pricing and Reference Data business introduced a service to automate the delivery of independent valuations of interest rate swaps. With this service, we help customers more efficiently value portfolios that contain a broad range of financial instruments. In August 2008, we announced that our Pricing and Reference Data business expanded this service by increasing the delivery frequency of these valuations, as well as adding independent valuations for compounding swaps, and certain historical valuations for interest rate and credit default swaps. In addition, we believe that there are opportunities for our businesses to bring significant value to customers by:

•	developing new tools to assist customers with their regulatory compliance challenges;

•	expanding our coverage to include a growing range of complex securities including over-the-counter (OTC) derivatives; and

•	improving and increasing the frequency of service delivery.

For example, in September 2008, we announced an exclusive agreement between our Pricing and Reference Data business and Prism Valuation. Under the agreement, Interactive Data Pricing and Reference Data will now have the capability to provide valuations of highly complex OTC derivatives and structured products as part of its wide-ranging pricing and evaluation services. As part of this strategic alliance, Interactive Data has purchased a minority ownership stake in Prism.

2.	Expand into Adjacent Markets. We continue to explore entering new market segments in which we can leverage our institutional customer relationships as well as take advantage of the breadth and depth of our existing content and capabilities. For example, the 2003 acquisition of ComStock (now Interactive Data Real-Time Services) enabled us to complement our historical and end-of-day pricing data services by delivering real-time information regarding securities traded around the world to our institutional customers. Our December 2005 acquisition of IS.Teledata AG (now known as Interactive Data Managed Solutions) and the subsequent formation of Interactive Data Managed Solutions business enabled us to provide managed market data solutions that are used to build customized financial information systems and further complement our existing market data services. Our March 2006 acquisition of the net assets of Quote.com and certain other related assets including the Quote.com and RagingBull.com financial websites, enabled eSignal to generate a revenue stream via online advertising across an expanded number of financial websites.

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisitions. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. In August 2008, we acquired Kler’s Financial Data Service S.r.l. (Kler’s), a leading provider of reference data to the Italian financial industry. We believe that the addition of Kler’s, which is based in Rome, Italy, will help expand our reference data content and services, and significantly increase our presence in Italy, thereby enhancing our ability to continue growing in this region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate the reliable and efficient processing and delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, in July 2008, our Real-Time Services business launched its new-generation high-speed data distribution network which is designed to manage the continuing rapid growth of data volumes. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

Our business has historically generated a high level of recurring revenue and cash flow from operations. We seek to invest our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have returned cash to stockholders through stock buyback programs and dividends at levels and junctures as our Board of Directors believes appropriate. In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend of $0.125 per share of common stock. This amount was increased by 20% to $0.15 per share of common stock commencing with the dividend paid in the first quarter of 2008.

The following table summarizes dividend activity during the first nine months of 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date
December 11, 2007	$0.50	Special (cash)	January 4, 2008	January 24, 2008
December 11, 2007	$0.15	Regular (cash)	March 3, 2008	March 31, 2008
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	December 10, 2008

Business and Market Trends

In recent years, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives during such periods. Throughout 2008, many large banks and other significant-sized firms in the financial services industry have experienced deteriorating market conditions as significant weakness and volatility within the global credit markets during the second half of 2007 spread to the broader financial markets. By the end of the third quarter of 2008, conditions in the global financial markets had worsened considerably and acted as a catalyst for the collapse of some financial institutions and a number of significant-sized mergers and acquisitions among others. In response, the government introduced new legislation and other government actions to help stabilize the broader financial markets.

When financial institutions consolidate, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. If our services are eliminated as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. It is unclear at this time how the affected firms plan to integrate their operations and what impact, if any, those plans will have on the demand for our services. Additional financial institution failures or additional consolidation activity has the potential to adversely impact our revenue in the future.

We continue to see customers focus on cost containment as a result of the more challenging market conditions and expect this trend to continue into 2009. At the same time, however, customers continue to spend prudently on financial market data services. It remains unclear at this time what impact the recent events in the global financial markets will have on the overall financial market data services spending of financial institutions in 2009 or subsequent years. If current conditions lead to an increased focus on containing or reducing financial market data spending, our revenue growth could be adversely impacted.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% during the third quarter of 2008, consistent with our experience in each quarter for the past two fiscal years.

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

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be a trend in North America for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate direct services from us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, although the costs associated with delivering and supporting the data indirectly may also be less.

•

Over the past decade, there has been a consolidation of financial institutions both within and across the financial services industry. As discussed above, deteriorating conditions in the financial markets during the third quarter of 2008 led to increased consolidation activity among financial institutions. Consolidations can lead to the elimination of redundant data sources at the combined entity. Consequently, consolidation activity has the potential to adversely impact our future revenue.

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

•

The complexity of financial instruments has escalated in recent years. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with third-party providers like us who can assist them in their valuation of these instruments.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, sales to new customers. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

Interactive Data Real-Time Services continues to generate growth for its real-time business both by sales to new customers and new sales to existing customers. In particular, financial institutions such as hedge funds are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure. For example, in August 2008, our Real-Time Services business launched PlusFeed SelectSM, a new low latency data service that enables cost-effective access to a specified “watch -list” of instruments.

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers. In September 2008, we announced that a new managing director had been appointed to lead this business.

Active Trader Services

eSignal’s growth continues to be constrained by challenging conditions in the active trader market. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. In addition, periods of declines in the major stock markets have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites, price increases and mix shifts within its suite of real-time market data terminals.

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for real-time financial market information and decision-support tools, and attracting increased online advertising on eSignal’s financial websites. In difficult market conditions, the businesses which advertise online may reduce spending on online advertising and the competition to attract online advertising can increase. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, in June 2008, eSignal introduced significant enhancements across its eSignal®, eSignal Pro® and eSignal, Advanced GET® edition offerings.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
REVENUE	$188,589	$175,027	7.7%	$556,449	$507,530	9.6%
COSTS AND EXPENSES
Cost of services	60,469	55,501	9.0%	181,979	165,878	9.7%
Selling, general and administrative	60,727	59,196	2.6%	181,101	174,623	3.7%
Depreciation	6,706	5,742	16.8%	20,016	16,708	19.8%
Amortization	7,006	6,724	4.2%	20,761	19,665	5.6%

Total costs and expenses	134,908	127,163	6.1%	403,857	376,874	7.2%

INCOME FROM OPERATIONS	53,681	47,864	12.2%	152,592	130,656	16.8%
Interest income	1,893	2,405	(21.3)%	6,208	6,332	(2.0)%

INCOME BEFORE INCOME TAXES	55,574	50,269	10.6%	158,800	136,988	15.9%
Income tax expense	18,859	10,930	72.5%	56,260	42,889	31.2%

NET INCOME	$36,715	$39,339	(6.7)%	$102,540	$94,099	9.0%

NET INCOME PER SHARE
Basic	$0.39	$0.42	(7.1)%	$1.09	$1.00	9.0%
Diluted	$0.38	$0.40	(5.0)%	$1.06	$0.97	9.3%
Cash dividends declared per common share	$0.30	$0.125	140.0%	$0.45	$0.375	20.0%
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,002	94,264	(0.3)%	94,094	93,973	0.1%
Diluted	96,764	97,206	(0.5)%	97,023	96,892	0.1%

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Revenue

(In thousands)	2008	2007	% Change
Institutional Services:
Pricing and Reference Data	$121,089	$109,490	10.6%
Real-Time Services	37,726	35,373	6.7%
Fixed Income Analytics	8,194	8,028	2.1%
Foreign Exchange	(973)	—	—

Total Institutional Services	$166,036	$152,891	8.6%
Active Trader Services:
eSignal	22,651	22,136	2.3%
Foreign Exchange	(98)	—	—

Total Active Trader Services	22,553	22,136	1.9%

TOTAL REVENUE	$188,589	$175,027	7.7%

Total revenue increased by $13,562,000, or 7.7%, to $188,589,000 in the third quarter of 2008. The Kler’s business, which was acquired in August 2008, contributed incremental revenue of $1,313,000 to revenue for the third quarter of 2008. Other factors which contributed to the increase in total revenue included strong revenue growth of $10,286,000 at our Pricing and Reference Data business and a revenue increase of $2,353,000 at our Real-Time Services business. In addition, revenue at our eSignal and Fixed Income Analytics businesses increased $515,000, and $166,000, respectively. The change in foreign exchange rates in the third quarter of 2008 compared with the third quarter of 2007 had an unfavorable impact on revenue of $1,071,000 in the third quarter of 2008, mainly due to the strengthening of the US dollar against the UK pound.

Institutional Services

Revenue within the Institutional Services segment increased by $13,145,000, or 8.6%, to $166,036,000 in the third quarter of 2008. The change in foreign exchange rates, as noted above, had an unfavorable impact on revenue of $973,000 in the third quarter of 2008.

Revenue for the Pricing and Reference Data business increased by $11,599,000, or 10.6%, to $121,089,000 in the third quarter of 2008. The Kler’s business contributed incremental revenue of $1,313,000 in the third quarter of 2008. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe resulting from higher demand for our evaluated pricing and reference data content and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $2,353,000, or 6.7%, to $37,726,000 in the third quarter of 2008 primarily due to the continued expansion of the real-time datafeed business and the Managed Solutions business in North America. Revenue for this business in the third quarter of 2008 also included $391,000 of foreign exchange loss mainly related to the revaluation of accounts receivable in Europe.

Revenue for the Fixed Income Analytics business increased by $166,000, or 2.1%, to $8,194,000 in the third quarter of 2008. This increase in revenue is mainly due to new sales and one-time consulting project revenue, partially offset by the impact of cancellations primarily caused by client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue increased by $417,000, or 1.9%, to $22,553,000 in the third quarter of 2008. The change in foreign exchange rates, as noted above, had an unfavorable impact on revenue of $98,000 in the third quarter of 2008. This revenue increase was primarily related to higher average subscription fees, partially offset by lower advertising revenue and a decline in the number of core eSignal direct subscription terminals which decreased 3.1% to 61,252 in the third quarter of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended September 30,
(In thousands)	2008	2007	% Change
COST OF SERVICES	$60,469	$55,501	9.0%

Cost of services expenses increased by $4,968,000, or 9.0%, to $60,469,000 in the third quarter of 2008. The Kler’s business contributed incremental cost of services expense of $285,000 in the third quarter of 2008.

The increase in cost of services expenses is mainly due to higher personnel-related costs of $2,946,000 associated with increased headcount levels and the effect of annual merit increases, coupled with higher communications expense of $1,215,000. Also contributing to the increase in cost of services expense in the third quarter of 2008 were increased hardware and software maintenance costs of $313,000. The change in foreign exchange rates, as noted above, increased cost of services expense by $85,000 in the third quarter of 2008. Cost of services expense as a percentage of revenue was 32.1% in the third quarter of 2008 compared with 31.7% in the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended September 30,
(In thousands)	2008	2007	% Change
SELLING, GENERAL and ADMINISTRATIVE	$60,727	$59,196	2.6%

Selling, general and administrative expenses increased by $1,531,000, or 2.6%, to $60,727,000 in the third quarter of 2008. The Kler’s business contributed incremental selling, general, and administrative expenses of $234,000 in the third quarter of 2008.

The increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $1,801,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation-related costs. Also contributing to the increase in selling, general, and administrative expenses are increased legal fees of $463,000, increased bad debt expense of $414,000, and higher premises expense of $408,000 primarily related to higher rent in our London office. This is coupled with higher consulting expense of $224,000 mainly related to tax consulting. This increase is partially offset by a foreign exchange gain primarily due to the revaluation of Euro bank balances and inter-company bank balances of $1,162,000. The increase was further offset by a decrease in commissions paid to third parties for distribution of data of $269,000 and lower sales tax expense of $228,000. The change in foreign exchange rates, as noted above, decreased selling, general, and administrative expenses by $278,000 in the third quarter of 2008. Selling, general, and administrative expenses as a percentage of revenue was 32.2% in the third quarter of 2008 compared with 33.8% in the third quarter of 2007.

Depreciation

	For the Three Months Ended September 30,
(In thousands)	2008	2007	% Change
DEPRECIATION	$6,706	$5,742	16.8%

Depreciation expense increased by $964,000, or 16.8%, to $6,706,000 in the third quarter of 2008. The increase in depreciation expense is mainly due to higher capital spending, coupled with higher capitalized software development amortization. This is partially offset by the normal expiration of asset lives. The change in foreign exchange rates, as noted above, decreased depreciation expense by $13,000 in the third quarter of 2008.

Amortization

	For the Three Months Ended September 30,
(In thousands)	2008	2007	% Change
AMORTIZATION	$7,006	$6,724	4.2%

Amortization expense increased by $282,000, or 4.2%, to $7,006,000 in the third quarter of 2008 primarily due to an incremental $149,000 of amortization expense associated with the acquisition of the Kler’s business. The change in foreign exchange rates, as noted above, increased amortization expense by $92,000 in the third quarter of 2008.

Other Consolidated Financial Information

Income from operations increased by $5,817,000, or 12.2%, to $53,681,000 in the third quarter of 2008 due to the factors discussed above.

Interest income decreased by $512,000, or 21.3%, to $1,893,000 in the third quarter of 2008 due to a decline in interest rates.

Income before income taxes increased by $5,305,000, or 10.6%, to $55,574,000 in the third quarter of 2008 mainly due to higher income from operations discussed above.

Net income decreased by $2,624,000, or 6.7%, to $36,715,000 in the third quarter of 2008. The decrease in net income is primarily due to a higher effective tax rate of 33.9% for the third quarter of 2008 compared to 21.7% for the third quarter of 2007. The third quarter of 2007 effective tax rate was lower compared with the third quarter of 2008 mainly due to the impact of a number of discrete, one-time items in the third quarter of 2007. The impact of the higher effective tax rate in the third quarter of 2008 is partially offset by higher income before income taxes, as noted above.

We generated basic net income per share of $0.39 and diluted net income per share of $0.38 in the third quarter of 2008, compared with basic net income per share of $0.42 and diluted net income per share of $0.40 in the third quarter of 2007.

Weighted average basic shares outstanding decreased 0.3% and weighted average diluted shares outstanding decreased 0.5% in the third quarter of 2008 compared to the third quarter of 2007. Repurchases of shares of outstanding common stock under our publicly announced stock buyback program more than offset options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Revenue

(In thousands)	2008	2007	% Change
Institutional Services:
Pricing and Reference Data	$351,468	$315,169	11.5%
Real-Time Services	109,818	101,837	7.8%
Fixed Income Analytics	24,394	24,306	0.4%
Foreign Exchange	4,044	—	—

Total Institutional Services	$489,724	$441,312	11.0%

Active Trader Services:
eSignal	66,676	66,218	0.7%
Foreign Exchange	49	—	—

Total Active Trader Services	66,725	66,218	0.8%

TOTAL REVENUE	$556,449	$507,530	9.6%

Total revenue increased by $48,919,000, or 9.6%, to $556,449,000 in the first nine months of 2008. The Xcitek business, which we acquired in May 2007, contributed incremental revenue of $3,058,000 in the first nine months of 2008. The Kler’s business, which we acquired in August 2008, contributed $1,313,000 in the first nine months of 2008. Other factors driving the increase in total revenue included strong revenue growth at both our Pricing and Reference Data business of $31,928,000 and at our Real-Time Services business, which produced a revenue increase of $7,981,000. In addition, revenue at our eSignal and Fixed Income Analytics businesses increased $458,000, and $88,000, respectively. The change in foreign exchange rates in the first nine months of 2008 compared with the first nine months of 2007 had a favorable impact on revenue of $4,093,000 in the first nine months of 2008, mainly due to the weakness of the US dollar against the Euro.

Institutional Services

Revenue within the Institutional Services segment increased by $48,412,000, or 11.0%, to $489,724,000 in the first nine months of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $4,044,000 in the first nine months of 2008.

Revenue for the Pricing and Reference Data business increased by $36,299,000, or 11.5%, to $351,468,000 in the first nine months of 2008. The Xcitek business contributed incremental revenue of $3,058,000 in the first nine months of 2008. Additionally, the Kler’s business contributed $1,313,000, to revenue for the first nine months of 2008. The revenue increase for the Pricing and Reference Data business was attributable primarily to growth in North America and Europe resulting from higher demand for our evaluated pricing and reference data content, and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $7,981,000, or 7.8%, to $109,818,000 in the first nine months of 2008 primarily due to the continued expansion of the real-time datafeed business and the Managed Solutions business in North America. Revenue for this business in the first nine months of 2008 also included $637,000 of foreign exchange loss from the revaluation of accounts receivable in Europe.

Revenue for the Fixed Income Analytics business increased by $88,000, or 0.4%, to $24,394,000 in the first nine months of 2008. This increase in revenue is mainly due to new sales and one-time consulting project revenue, partially offset by the impact of cancellations primarily caused by client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue increased by $507,000, or 0.8%, to $66,725,000 in the first nine months of 2008. The change in foreign exchange rates, as noted above, had a favorable impact on revenue of $49,000 in the first nine months of 2008. This revenue increase was primarily related to higher average subscription fees, partially offset by lower advertising revenue and a decline in the number of core eSignal direct subscription terminals which decreased 3.2% to 61,252 in the first nine months of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Nine Months Ended September 30,
(In thousands)	2008	2007	% Change
COST OF SERVICES	$181,979	$165,878	9.7%

Cost of services expenses increased by $16,101,000, or 9.7%, to $181,979,000 in the first nine months of 2008. The Xcitek business contributed incremental cost of services expense of $932,000 in the first nine months of 2008. Additionally, the Kler’s business contributed $285,000 to cost of services expense for the first nine months of 2008.

The increase in cost of services expenses is mainly due to higher personnel-related costs of $8,165,000 associated with increased headcount levels and the effect of annual merit increases, coupled with higher communications expense of $2,824,000. Also contributing to the increase in cost of services expense in the first nine months of 2008 were increased expenditures associated with hardware and software maintenance agreements of $1,598,000, and higher consulting expenses of $1,235,000. This is partially offset by lower data acquisition expense of $836,000, lower premises expense of $337,000, and a decrease in supplies and shipping expense of $157,000. The change in foreign exchange rates, as noted above, increased cost of services expense by $2,947,000 in the first nine months of 2008. Cost of services expense as a percentage of revenue was 32.7% in the first nine months of 2008, which is unchanged from the first nine months of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Nine Months Ended September 30,
(In thousands)	2008	2007	% Change
SELLING, GENERAL and ADMINISTRATIVE	$181,101	$174,623	3.7%

Selling, general and administrative expenses increased by $6,478,000, or 3.7%, to $181,101,000 in the first nine months of 2008. The Xcitek business contributed incremental selling, general, and administrative expense of $414,000 in the first nine months of 2008. In addition, the Kler’s business contributed incremental selling, general, and administrative expense of $233,000.

The increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $4,383,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation-related costs. This is coupled with higher premises expense of $2,454,000 primarily related to higher rent in our London office, and higher commissions paid to third parties for distribution of data of $578,000. Also contributing to the increase in selling, general and administrative expenses in the first nine months of 2008 is higher travel expenditures of $706,000, higher legal costs of $938,000, and increased marketing expense of $581,000. Additionally, increased bad debt expense of $557,000 contributed to the increase in selling, general, and administrative expenses in the first nine months of 2008. This is partially offset by a foreign exchange gain primarily due to the revaluation of Euro bank balances and inter-company bank balances of $5,167,000. The increase was further offset by lower sales and franchise tax expense of $311,000, lower communications expense of $186,000, and a decrease in consulting fees of $93,000. The change in foreign exchange rates, as noted above, increased selling, general, and administrative expenses by $1,575,000 in the first nine months of 2008. Selling, general, and administrative expenses as a percentage of revenue was 32.5% in the first nine months of 2008 compared with 34.4% in the first nine months of 2007.

Depreciation

	For the Nine Months Ended September 30,
(In thousands)	2008	2007	% Change
DEPRECIATION	$20,016	$16,708	19.8%

Depreciation expense increased by $3,308,000, or 19.8%, to $20,016,000 in the first nine months of 2008. The increase in depreciation expense was mainly associated with an adjustment in the second quarter of 2007 of $695,000 associated with the reversal of previously depreciated capitalized development costs. This is coupled with higher capital spending and increased capitalized software development amortization in the first nine months of 2008. This is partially offset by the normal expiration of asset lives. The change in foreign exchange rates, as noted above, increased depreciation expense by $100,000 in the first nine months of 2008.

Amortization

	For the Nine Months Ended September 30,
(In thousands)	2008	2007	% Change
AMORTIZATION	$20,761	$19,665	5.6%

Amortization expense increased by $1,096,000, or 5.6%, to $20,761,000 in the first nine months of 2008 primarily due to an incremental $471,000 of amortization expense associated with the acquisition of the Xcitek business, coupled with an incremental $149,000 of amortization associated with the acquisition of Kler’s. The change in foreign exchange rates, as noted above, increased amortization expense by $386,000 in the first nine months of 2008.

Other Consolidated Financial Information

Income from operations increased by $21,936,000, or 16.8%, to $152,592,000 in the first nine months of 2008 due to the factors discussed above.

Interest income decreased by $124,000, or 2.0%, to $6,208,000 in the first nine months of 2008. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes increased by $21,812,000, or 15.9%, to $158,800,000 in the first nine months of 2008 due to higher income from operations partially offset by lower interest income discussed above.

Net income increased by $8,441,000, or 9.0%, to $102,540,000 in the first nine months of 2008. The increase in net income is primarily due to higher income before income taxes. Our annual effective tax rate for the first nine months of 2008 was 35.4% compared with 31.3% for the first nine months of 2007.

We generated basic net income per share of $1.09 and diluted net income per share of $1.06 in the first nine months of 2008, compared with basic net income per share of $1.00 and diluted net income per share of $0.97 in the first nine months of 2007.

Weighted average basic shares outstanding increased 0.1% and weighted average diluted shares outstanding increased 0.1% in the first nine months of 2008 compared to the first nine months of 2007. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were mostly offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

Income Taxes

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007

Our estimated effective tax rate after discrete items increased to 33.9% in the third quarter of 2008 from 21.7% in the third quarter of 2007 primarily due to (i) non-recurring discrete benefits recognized in the third quarter of 2007, (ii) expiration of the federal Research and Development tax credit, (iii) a reduction in tax exempt income, and (iv) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R). An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by us for compensation expense recorded for incentive stock options. We have not recorded a tax benefit for the federal Research and Development tax credit in the third quarter of 2008 as the federal law extending the credit was not signed into law until October 3, 2008.

A net discrete tax benefit of $756,000 was recorded in the quarter ended September 30, 2008. The net discrete tax benefit in the third quarter was attributable to (i) realized tax benefits related to stock-based compensation expense, (ii) a release of tax reserves and interest resulting from the expiration of a statute of limitations, (iii) state income tax rate changes, and (iv) a net benefit resulting from a tax provision to tax return adjustment with respect to the filing of our 2007 federal tax return, offset by an interest expense charge on tax reserves for unrecognized tax benefits.

Nine Months ended September 30, 2008 versus Nine Months ended September 30, 2007

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to management’s best current estimate of the Company’s annual effective tax rate. For the nine months ended September 30, 2008, our effective tax rate was 35.4% as compared to 31.3% for the nine months ended September 30, 2007. The estimated annual effective tax rate for the nine months ended September 30, 2008 was 35.5% before a discrete tax expense of $673,000 recorded in the six months ended June 30, 2008 and a discrete tax benefit of $756,000 recorded in the third quarter of 2008. The net discrete tax benefit in the third quarter was attributable to (i) realized tax benefits related to stock-based compensation expense, (ii) a release of tax reserves and interest resulting from an expiration of statute of limitation, (iii) state income tax rate changes, and (iv) a net benefit resulting from a tax provision to tax return adjustment with respect to the filing of our 2007 federal tax return, offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The third quarter 2008 estimated annual effective tax rate is 35.5% as compared to the prior year third quarter estimated annual effective tax rate of 35.6%. The decline is attributable to (i) an increase in income generated in lower rate jurisdictions, (ii) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and (iii) an estimated increase in the Foreign Tax Credit offset by (iv) the reduction in the Federal Research and Development tax credit which was reflected in the Company’s third quarter 2007 estimated annual effective tax rate. We have not recorded a tax benefit for the federal Research and Development tax credit in the third quarter of 2008 as the Federal law extending the credit was not signed into law until October 3, 2008. An incentive stock option does not ordinarily result in a tax benefit for the company unless there is a disqualifying disposition of the stock. Therefore, no deferred tax asset has been recognized by us for compensation expense recorded for incentive stock options.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109,”on January 1, 2007. There were no material changes to our unrecognized tax benefits in the third quarter. As of September 30, 2008, we had approximately $16,540,000 of unrecognized tax benefits of which $15,881,000 would affect our effective tax rate if recognized and $659,000 would result in a decrease to goodwill.

We do not anticipate a material adjustment to tax reserves for uncertain tax positions within the next twelve months. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we have approximately $2,191,000 of accrued interest related to unrecognized tax benefits.

The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe recorded deferred tax assets will be realized.

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

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flow provided by (used in):
Operating activities	$136,642	$131,592
Investing activities	(31,304)	(48,564)
Financing activities	(115,674)	(34,491)
Effect of exchange rates on cash balances	(10,303)	4,941

Net (decrease) increase in cash and cash equivalents	$(20,639)	$53,478

Operating Activities

Net cash provided by operating activities increased by $5,050,000, or 3.8%, to $136,642,000 in the first nine months of 2008. The increase in net cash provided by operating activities was due to higher net income of $8,441,000 in the first nine months of 2008 compared with the first nine months of 2007. This is coupled with an increase in non-cash items related to depreciation and amortization expense of $4,404,000 in the first nine months of 2008 and a decrease in cash outflows related to excess tax benefits from stock-based compensation of $1,170,000 in the first nine months of 2008 compared with the first nine months of 2007, primarily due to a lower number of stock option exercises in the first nine months of 2008. This was partially offset by a decrease in our working capital of $9,772,000 mainly due to timing of payables and lower incentive compensation payments.

Investing Activities

Capital expenditures increased by $1,493,000, or 7.1%, to $22,629,000 in the first nine months of 2008 mainly due to higher capital spending associated with infrastructure investments at our Real-Time Services business partially offset by lower capital spending at our Pricing and Reference Data business.

In 2008, we expect to spend approximately $49,000,000 in capital expenditures focusing mainly on decreasing the latency, and increasing the capacity and bandwidth of our real-time datafeed and managed solutions infrastructures.

In August 2008, we completed the acquisition of Kler’s, a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date) offset by cash acquired of €1,689,000 (or approximately $2,628,000 at the currency exchange rate at acquisition date). The final purchase price remains subject to post-closing working capital adjustments. This acquisition was funded from operating cash.

In the first nine months of 2008, we purchased marketable securities of $117,552,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $136,215,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC, as well as the market data net assets of its affiliate Xcitax LLC for $25,123,000. This acquisition was funded from operating cash.

In the first nine months of 2007, we purchased marketable securities of $125,647,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $122,692,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first nine months of 2008, we utilized $44,767,000 to repurchase 1,612,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first nine months of 2008, we received $16,657,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 951,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 183,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

During the first nine months of 2008, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Dividend Paid (in thousands)
December 11, 2007(1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007(2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008	$14,117

Total					$89,542

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date: March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

In the first nine months of 2007, we utilized $27,586,000 to repurchase 1,037,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in the first nine months of 2007, we received $25,233,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,626,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 185,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend. During the first nine months of 2007, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Share	Total Dividend Paid (in thousands)
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793
Sept 26, 2007	Sept 6, 2007	Regular, Cash	$0.125	$11,787

Total				$35,286

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2007.

Commitments and Contingencies

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $60,746,000, as measured at the foreign currency exchange rate between the UK pound and the US dollar at the date of the agreement, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other

Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of adopting FSP SFAS 142-3.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about expected market conditions, our expected growth and profitability, and planned product and service developments, and acquisitions; our statements related to any potential future stock repurchase transactions, including our intention to repurchase shares of our common stock from time to time under the stock repurchase program, the source of funding for the stock repurchase program, as well as the timing, nature and financial impact of any such transactions related to the stock buyback program; and statements related to dividends, including the timing, nature and financial impact of issuing any dividends. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

(i)	the impact of cost-cutting pressures across the industries we serve;

(ii)	consolidation of financial services companies, both within an industry and across industries;

(iii)	our ability to maintain our relationships with service bureaus and custodian banks;

(iv)	the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings;

(v)	new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete or we may not be able to develop new or enhanced services or offerings;

(vi)	a decline in activity levels in the securities markets;

(vii)	new legislation or changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses;

(viii)	our ability to maintain relationships with our key suppliers and providers of market data;

(ix)	the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities;

(x)	our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all;

(xi)	our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into;

(xii)	we are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation;

(xiii)	certain of our subsidiaries are subject to complex regulations and licensing requirements;

(xiv)	the risks of doing business internationally;

(xv)	our ability to attract and retain key personnel; and

(xvi)	the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders.

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

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the UK pound and the Euro to US dollar exchange rates due to the significant size of our operations in Europe. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on our financial position, results of operations and cash flows.

Total revenue for the three months and nine months ended September 30, 2008 and 2007 and long lived assets as of September 30, 2008 and December 31, 2007 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Revenue:
United Kingdom	$21,132	$19,126
All other European countries	29,503	27,992
Asia Pacific	4,823	3,813

Total	$55,458	$50,931

	Nine Months Ended September 30,
	2008	2007
Revenue:
United Kingdom	$63,050	$53,667
All other European countries	88,290	81,327
Asia Pacific	13,749	11,084

Total	$165,089	$146,078

	As of September 30, 2008	As of December 31, 2007
Long-Lived Assets:
United Kingdom	$123,691	$139,162
All other European countries	104,018	76,517
Asia Pacific	4,854	5,192

Total	$232,563	$220,871

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”), which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our 2007 Annual Report.

Global financial markets have experienced extreme volatility and disruption for more than twelve months. Since September 2008, this volatility has reached unprecedented levels as a result of a financial crisis affecting the banking system and participants in the global financial markets. The global financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others, and has prompted a wave of government intervention in the financial services industry to stabilize the markets. As a result, it is expected that there will be significant new regulation and additional government oversight of the financial services industry. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have also contributed to the volatility in the global financial markets and, together with the global financial crisis, have diminished expectations for global economic conditions in the future.

As result of the foregoing events, the risks associated with the following risk factors described in “Item 1A. Risk Factors” in our 2007 Annual Report have intensified:

•	“The continuing impact of cost-cutting pressures across the financial services industry we serve could reduce demand for our services.”

•	“Consolidation of financial services within and across industries could lower demand for our services.”

•	“A decline in the activity levels in the securities markets could lower demand for our services.”

•	“New legislation or changes in governmental or quasi-governmental rules, regulations, directives, or standards may reduce demand for our services or increase our expenses.”

•

“We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and adversely impact our reputation.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (1)

ISSUER PURCHASES OF EQUITY SECURITIES

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008—July 31, 2008	176,000	$25.58	176,000	1,626,900
August 1, 2008—August 31, 2008	168,000	$29.75	168,000	1,458,900
September 1, 2008—September 30, 2008	299,963	$26.17	299,963	1,158,937

Total	643,963	$26.94	643,963

(1)	No shares have been purchased in the third quarter of 2008 other than through our publicly announced stock buyback program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 3, 2008	By:	/s/ STUART J. CLARK
	Name:	Stuart J. Clark
President and Chief Executive Officer

Dated: November 3, 2008	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer