Form 10-K
period 2008-12-31
INTERACTIVE DATA CORP/MA/
filed 2009-02-27
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $905,063,911.

As of February 11, 2009, the registrant had 93,614,587 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009.

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

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, derivative instruments, indices and foreign exchange rates from around the world. This business accounted for $475.8 million, or 63.4%, of our revenue in 2008.

On December 15, 2008, we acquired a 79% stake in NTT DATA Financial Corporation (“NDF”), a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. On December 19, 2008, we acquired an additional 1% from a minority shareholder to increase our ownership to 80%. In total, we paid ¥2.4 billion (or U.S. $26.7 million at the currency exchange rate on the date of acquisition), offset by cash acquired of ¥938.4 million (or U.S. $10.4 million at the currency exchange rate at the date of acquisition). We have renamed this business as Interactive Data Japan KK and began integrating this business into our Asia-Pacific operations. We funded this acquisition from existing cash resources. This business did not contribute materially to our results in 2008.

On August 1, 2008, we acquired Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of € 19.0 million in cash (or approximately $29.6 million at the currency exchange rate at acquisition date). We began integrating this business into our European operations during 2008. We funded this acquisition from existing cash resources. The Kler’s services are now marketed in Italy as Interactive Data Kler’s. The Kler’s business accounted for $3.1 million, or 0.7% of Interactive Data Pricing and Reference Data revenue in 2008, and 0.4% of our total revenue in 2008.

Interactive Data Kler’s and NDF are part of our Pricing and Reference Data business.

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes our Interactive Data Managed Solutions business, which offers customized web-based financial market information systems. Interactive Data Real-Time Services accounted for $153.0 million, or 20.4%, of our revenue in 2008.

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics designed to manage risks and measure the performance of diversified portfolios. This business accounted for $32.8 million, or 4.4%, of our revenue in 2008.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading to be active traders. The Active Trader Services segment is composed of one business:

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools to assist in their analysis of securities traded on all major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. This business accounted for $88.9 million, or 11.8%, of our revenue in 2008.

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

Corporate History

On February 29, 2000, the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included the eSignal and CMS BondEdge (now known as Interactive Data Fixed Income Analytics) businesses, were merged with the historical and end-of-day pricing, evaluations and information business then known as Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), an entity which has been in the financial data business for over 40 years and at the time of the merger was 100% indirectly owned by Pearson plc. Principally as a result of this merger, Pearson plc indirectly owns approximately 62% of our issued and outstanding common stock. Interactive Data Corporation (formerly known as Data Broadcasting Corporation) was incorporated in 1992 under the laws of the State of Delaware.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed nine acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments:

•

In January 2002, we acquired certain assets from Merrill Lynch, Pierce, Fenner & Smith Incorporated used in its Securities Pricing Service business. These assets were integrated into our Interactive Data Pricing and Reference Data business.

•

In February 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-US assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock. ComStock was later renamed as Interactive Data Real-Time Services.

•

In October 2003, we acquired the real-time datafeed customer base of HyperFeed Technologies, Inc., a provider of enterprise-wide real-time data processing and transaction technology software and services. The HyperFeed customer base has been integrated into our Real-Time Services business.

•

In September 2004, we acquired the net assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data. The FutureSource assets were integrated into our eSignal business.

•

In December 2005, we acquired 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of customized financial information portals and terminals. In 2006, we subsequently acquired the remaining IS.Teledata shares from minority stockholders, increasing our total ownership in IS.Teledata to 100%. The IS.Teledata business was renamed as Interactive Data Managed Solutions.

•

In March 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets, which included subscription-based services for active traders, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com, were integrated into our eSignal business.

•

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data assets of its affiliate Xcitax LLC (“Xcitax”). These assets included a broad range of North American corporate actions data, such as reorganization, cost basis and class action data. These assets were integrated into our Interactive Data Pricing and Reference Data business.

•

In August 2008, we acquired Kler’s, a leading provider of reference data to the Italian financial industry, including corporate actions and taxation information, on Italian and international securities, with coverage of equities, listed and unlisted Italian bonds, funds, simple derivatives and warrants. Kler’s now markets its services as Interactive Data Kler’s.

•

In December 2008, we acquired 80% of NDF from NTT DATA Corporation and certain other minority shareholders. NDF is a leading provider of securities pricing, reference data and related services to most of the major financial institutions in Japan. NDF has been renamed as Interactive Data Japan KK.

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

For these reasons, financial institutions and other organizations work with financial market data vendors like us that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent and timely manner. In addition, specialized financial market data vendors like us invest significant resources to identify and mitigate source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like us produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income securities, that trade infrequently, if at all, in the secondary market. Related to this, financial institutions may find it valuable to obtain this data from an independent third party like us who is not involved in their securities transactions. In addition, customers often invest in applications that aggregate content from third-parties together with internal information to support their client service, sales and marketing and operations activities. Moreover, to make timely decisions in support of their investment strategies, many customers access sophisticated analytics like ours, or they utilize financial information portals and terminals that seamlessly integrate financial content from an extensive range of market sources as well as provide access to advanced analytical tools.

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

Institutional Services

Our Interactive Data Pricing and Reference Data, Real-Time Services and Fixed Income Analytics businesses primarily focus on addressing the needs of financial institutions for financial market data, analytics and related services. We have historically achieved high retention rates within our Institutional Services segment. The number of institutional customers for each of our institutionally oriented businesses includes all legal entities directly subscribing to our offerings; certain units, divisions, regional affiliates and certain business units within a single organization are considered to be distinct customers when they separately subscribe to our products and services. The number of customers for each of our institutionally oriented businesses may differ notably from prior years as prior year metrics were based on the number of customer accounts, which generally did not include customers spending less than $10,000 annually and reflected the fact that a single customer may have maintained multiple accounts. Our customer base is diverse; no single direct or indirect customer accounted for more than 10% of revenue during the past three years. In addition, as of the end of 2008, we maintain interfaces to over 500 software applications, technology solutions, outsourcing-related services, and web portals. These redistributors and outsourcing organizations sublicense or redistribute data typically to medium and small institutions, and individual investors.

Interactive Data Pricing and Reference Data

Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, derivative instruments, indices and foreign exchange rates from around the world. As of the end of 2008, this business supplied data directly to over 5,700 customers.

Reference data encompasses a broad range of relevant corporate actions and income-related information, identification and settlement data, and key terms and conditions for a wide range of securities. Examples of reference data include:

•	Corporate actions and income-related information such as capitalization changes, dividends, earnings and shares outstanding, reorganization announcements, and credit ratings, as applicable;

•

Identification and settlement data such as name, ticker symbol, CUSIP®, SEDOL® and ISIN codes, relevant currency, payment frequency, coupon rate, maturity date, dated date, settlement date, first payment date and accrual method.

•

Key terms and conditions for a wide range of fixed income securities such as call, put and sinking fund terms, call announcement, conversion details, interest payment, original issue discount, and reorganization data, as applicable.

In addition to delivering information about listed securities, Interactive Data Pricing and Reference Data provides evaluations for hard-to-value, non-listed fixed income securities through its evaluated pricing services as well as hard-to-obtain information relating to securities from emerging markets. Through our evaluated pricing services, this business provides evaluations for approximately 2.8 million fixed income and equity issues, including securities issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance securities and foreign securities issued in markets outside of North America such as convertible bonds, debentures, Eurobonds, and sovereign and corporate bonds. Interactive Data Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information ServiceSM through which we provide evaluations for certain international equity securities, equity options and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation. This business has continued to address the intraday valuation and reference data needs of its customers through the introduction of new services. For example, in September 2007, we launched the Basket Calculation ServiceSM. This is a web-based offering that calculates intra-day indicative valuations for equity and fixed income Exchange Traded Funds (ETFs). This service utilizes intra-day fixed income valuations from Interactive Data Pricing and Reference Data, and real-time equity pricing data to calculate and deliver updated indicative optimized portfolio values (IOPVs) every 15 seconds and updated equity pricing as frequent as every second of the trading day. This is accomplished through a fully-hosted web-based application powered by PlusFeedSM, Interactive Data Real-Time Services’ consolidated low latency digital datafeed. In June 2008, we expanded the capabilities of this service to calculate IOPVs for exchange traded notes and index values that include equities, fixed income securities, currencies and commodities.

Interactive Data Pricing and Reference Data continues to refine and enhance its proprietary methodologies for evaluating fixed income securities by combining sophisticated modeling techniques, information from market sources and teams of skilled evaluators who integrate relative credit information, observed market movements and sector news into the evaluated pricing applications and models. Evaluations represent our good faith opinion of the price a buyer in the marketplace would pay for a given fixed income security (typically in an institutional round lot position) in a current sale.

We believe that the combination of Interactive Data Pricing and Reference Data’s listed markets pricing information, evaluated pricing and Fair Value Information Services help mutual funds, pension funds and money managers value their holdings. For example, each US mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data we provide as an important input to their own daily valuation determinations.

Financial institutions also utilize Interactive Data Pricing and Reference Data’s content to support an array of other applications. For example, reference data provided by this business is used by financial services firms to settle purchases and sales of securities, and prepare reports and account statements internally and for clients. In addition, financial institutions utilize Interactive Data Pricing and Reference Data’s securities information as they perform activities required to meet various regulatory requirements. Intraday, end-of-day and historical data from this business is also used by customers to research investment decisions.

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

Interactive Data Pricing and Reference Data actively seeks to enhance its existing services and develop new offerings by establishing business alliances, automating key data collection and evaluation processes, expanding its data coverage, particularly in the area of hard-to-value securities, increasing the delivery frequency of its services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges. For example, in September 2008, we announced an exclusive agreement between our Pricing and Reference Data business and Prism Valuation. Under the agreement, Interactive Data Pricing and Reference Data will now have the capability to provide Prism’s valuations of highly complex OTC derivatives and structured products. As part of this strategic alliance, Interactive Data has purchased a minority ownership stake in Prism. We believe that the importance of Interactive Data Pricing and Reference Data’s services will continue to increase due to the complexity of certain financial instruments and as regulatory requirements expand and as financial services firms continue to automate key processes across their front, middle and back-office operations.

Interactive Data Real-Time Services

Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also offers customized financial information portals and terminals. As of the end of 2008, Interactive Data Real-Time Services had approximately 1,200 direct customers.

There are two core product areas within Interactive Data Real-Time Services: real-time datafeeds and managed solutions. Within the real-time datafeeds product area, this business markets several real-time datafeed and related services: PlusFeed,

PlusFeed SelectSM, DirectPlusSM and PlusTick SM. PlusFeed is our real-time, low latency global financial market datafeed service that consolidates real-time and/or delayed data from an extensive range of stock exchanges, electronic communications networks or ECNs, and other sources worldwide. Latency is the time it takes for information to be received from a stock exchange and redistributed to a client. PlusFeed has broad coverage of the US securities markets, as well as extensive international coverage in Europe, Asia Pacific, South America, Africa and the Middle East. The real-time data includes coverage of equities (including market depth), commodities and options, mutual funds and money markets, fixed income instruments, foreign exchange rates, and US and international news coverage from a range of sources. In addition to this content, PlusFeed offers comprehensive related information including global fundamental data, corporate actions records, historical data, and analytics capabilities. Interactive Data Real-Time Services offers a variety of delivery methods for PlusFeed, including leased line and Internet delivery via a secure virtual private network. In August 2008, this business launched PlusFeed Select, a new low latency data service that enables cost-effective access to a specified “watch -list” of instruments. This business also markets DirectPlus, an ultra-low latency direct exchange data service that is designed to provide customers with access to sub-one millisecond data from major stock exchanges, thereby powering a range of low latency financial applications, including algorithmic trading engines and order management systems. Another offering from this business is PlusTick, a service that provides financial institutions with access to tick and trade data for global securities. PlusTick can be used by clients to assist in their compliance with “best trade execution” and other government mandates, and back-test and help analyze algorithmic trading applications designed to improve investment performance.

The second core product area within Interactive Data Real-Time Services is managed solutions, which involves designing building, and managing customized, web-based financial information systems primarily for financial institutions and infomedia companies. These offerings are hosted on our own technical infrastructure. We entered this product area as a result of our December 2005 acquisition of IS.Teledata AG, which was subsequently renamed Interactive Data Managed Solutions. The offerings from Interactive Data Managed Solutions aggregate content that may be sourced from both the customer and from a number of information providers including Interactive Data’s businesses, and then tailor the visual display of this content to the needs of its clients.

Interactive Data Managed Solutions’ offerings consist of financial market data, access to decision-support tools, and hosting services. These offerings utilize a flexible web services architecture designed to meet the needs of financial services users, from consumer portals to the front-office, middle-office and back-office professionals within financial institutions. Such offerings are designed to allow the integration of proprietary and third-party data and to help meet the robust performance requirements of the financial services industry.

Interactive Data Real-Time Services continually seeks to expand its market coverage by adding new stock exchanges, financial markets and news sources. We are also making enhancements to our services designed to more efficiently manage data volumes to client requirements and adding capabilities that can make it easier for clients to implement our services, with an emphasis on helping clients transition from their incumbent suppliers. This business also plans to enhance its suite of managed market data solutions by developing new web-based tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of derivative instruments, options, futures and investment funds, and by creating new statistical tools designed to enable customers to better track the performance of their investments.

Interactive Data Fixed Income Analytics

Our Fixed Income Analytics business provides financial institutions with fixed income data and sophisticated fixed income analytics to manage risks and measure the performance of diversified portfolios. As of the end of 2008, more than 400 direct customers based primarily in North America directly subscribed to Fixed Income Analytics’ BondEdge service and its other services.

Interactive Data Fixed Income Analytics markets BondEdge®, a service used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, and respond to reporting demands. BondEdge includes interest rate and credit risk management tools, access to an extensive global fixed income securities database as well as regulatory reporting and compliance tools. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. Interactive Data Fixed Income Analytics customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge®) and local area network/wide area network configurations (BondEdge ES). In addition, this business provides a service bureau offering, which is an outsourcing option whereby Interactive Data Fixed Income Analytics professionals run BondEdge on behalf of the customers and provide customers with certain fixed income portfolio analysis and risk management information. The primary users of BondEdge within these financial institutions are fixed income portfolio managers who invest in or sell fixed income securities, particularly those that require specialized modeling. This business also markets Analytix Direct SM, a fixed income datafeed service that provides a variety of risk measures independent of a dedicated software application. Analytix Direct is designed to meet the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications throughout the institution.

Interactive Data Fixed Income Analytics continues to invest in product and business development activities designed to expand business with existing and prospective customers. This business plans to make its next-generation BondEdge service generally available to customers in 2009. In addition to improved functionality, the next-generation BondEdge offering will include new deployment options, including a set of Application Programming Interface (API) tools, which can be used by a broader range of users across its customer base, and integrated into offerings by complementary asset-liability and risk management solutions providers.

Active Trader Services

Our eSignal business services the needs of active traders, individual investors and investment community professionals.

eSignal

Our eSignal business provides real-time financial market information and access to decision-support tools that assist active traders, individual investors and investment community professionals in their analysis of securities traded on major markets worldwide. As of the end of 2008, this business had 54,870 direct subscription terminals, compared with 61,347 at the end of 2007 and 60,951 at the end of 2006. (The number of direct subscription terminals for each of these years reflects the reclassification of certain product sales that had been inadvertently included as direct subscriptions in prior periods.) eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. These financial websites generate revenue through online advertising.

The financial data available to eSignal subscribers includes equities, options, derivative instrument data, single stock futures, indices, market depth from various major exchanges including the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, eSignal subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking and news and commentary.

eSignal’s information is delivered via a sophisticated network infrastructure with an advanced Internet protocol multicast backbone and multiple, geographically dispersed computer server farms. eSignal services include its financial websites: Quote.com®, RagingBull.com and FutureSource.com; subscription services aimed at active traders: its eSignal-branded workstation and related offerings such as eSignal®, eSignal Market ScannersSM, and eSignal, Advanced GET® Edition; eSignal OnDemand; LiveCharts® and QCharts® market data platforms; and QuoTrek® for wireless access to real-time streaming market data; trading education services aimed at active traders through its seminar offering, eSignal Learning; and real-time market data platforms designed for investment community professionals: eSignal Pro®, the FutureSource® line of workstations and the web-based Market-QSM desktop solution.

This business seeks to grow its business with both institutions and active traders by expanding its portfolio of services and enhancing its existing offerings with new content, features and capabilities.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related services to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new offerings which offer new or improved features, content or capabilities that appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

In 2007, we aligned our Pricing and Reference Data and Real-Time Services businesses under a single management structure from a business and product strategy, sales management and operational perspective. We believe this action will enable us to build upon the progress made during the past several years in presenting our business more effectively to the marketplace and to move faster in addressing client needs spanning four core product areas: evaluations, reference data, real-time datafeed services and managed solutions. In 2008, we began the process of aligning our Fixed Income Analytics business under this single management structure.

We plan to continue investing in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business in one or more of the following areas:

1.	Focus on High-Value Services. Our efforts to develop new and enhanced offerings that we believe will deliver increased value to customers are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations, re-distributors and other key parties. For example, in June 2007, our Pricing and Reference Data business introduced a service to automate the delivery of independent valuations of interest rate swaps. With this service, we help customers more efficiently value portfolios that contain a broad range of financial instruments. In August 2008, we announced that our Pricing and Reference Data business expanded this service by increasing the delivery frequency of these valuations, as well as adding independent valuations for compounding swaps, and certain historical valuations for interest rate and credit default swaps.

In addition, we believe that there are opportunities for our businesses to bring significant value to customers by:

•	developing new tools to assist customers with their regulatory compliance challenges;

•	expanding our coverage to include a growing range of complex securities, including over-the-counter (OTC) derivatives; and

•	improving and increasing the frequency of service delivery.

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

3.	Extend Our Reach Geographically. We continue to invest in growing our business outside of North America both organically and through acquisitions. In 2008, 29.4% of our revenue was generated by customers outside of North America versus 29.1% and 27.3% in 2007 and 2006, respectively. In addition, since a significant portion of our international revenue has been historically concentrated with customers based in the United Kingdom, we believe that continental Europe represents an attractive opportunity for expansion. We believe that acquiring Kler’s, which is based in Rome, Italy, and a majority interest in NDF, which is based in Tokyo, Japan, will enhance our ability to further expand our business outside of North America. In addition, in early 2009, we took steps to align our resources in Asia Pacific more closely with those in Europe and the Middle East in order to accelerate our progress in the Asia-Pacific region.

In addition, optimizing our technical infrastructure represents another key element in our strategy. Our technology infrastructure and operations support both the Institutional Services and Active Trader Services segments of our business and are designed to facilitate efficient processing and reliable delivery of data to our customers. We have implemented, and will continue to implement, initiatives aimed at optimizing our technical infrastructure by taking advantage of existing resources residing across our global organization. For example, in early 2008, we launched a new real-time processing facility in London to lower the latency of real-time data to customers in Europe. By continuing to optimize our technical infrastructure, we believe we can enhance our ability to meet the data delivery needs of our customers while improving our operational efficiency.

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

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

In February 2007, we implemented a global marketing initiative to reinforce our value proposition and emphasize the Interactive Data brand to institutional clients. These activities included renaming our three institutional businesses. In September 2007, we unified the previously separate sales, client relationship management and client service organizations for our Pricing and Reference Data, and Real-Time Services businesses. Related to this initiative, in 2008, we implemented unified sales incentive and commission programs, which focused on product cross-training and advanced efforts to deploy a unified customer relationship management application for both client support and sales personnel. In addition, we expanded the scope of our major accounts group, which is composed of senior relationship and customer support staff, and was formed to provide more focused and centralized attention on the enterprise-wide needs of some of our most strategic customers.

Our institutionally oriented sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2009, we intend to continue to work closely with our institutional customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our organization.

Active Trader Services

Each of the core Active Trader Services offerings, including online advertising on our financial websites, is marketed by sales and product support specialists within eSignal. These offerings are supported by eSignal through the conventional promotional campaigns discussed above as well as through third-party developer relationships which market eSignal’s Internet-delivered services to their customers. eSignal also invites third-party software developers to write trading system software that is compatible with eSignal’s systems and asks trading educators to consider use of eSignal services in their seminars. In addition to direct sales, re-distributors channel partners have been an important source of new subscribers in recent years.

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

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented Interactive Data Pricing and Reference Data, and Interactive Data Real-Time Services businesses are large global suppliers of financial and business news and financial market data, including Bloomberg, Thomson Reuters (which is the result of The Thomson Corporation’s acquisition of Reuters Group PLC), Standard and Poor’s (a division of The McGraw-Hill Companies), Telekurs Financial (part of Swiss Financial Market Services), and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse service-line offerings which allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services.

As a specialty service, Interactive Data Fixed Income Analytics competes against other financial services analytical software companies such as FactSet Research Systems Inc. (as a result of its 2005 acquisition of Derivative Solutions Inc.), The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), and Wilshire Associates Incorporated. Other challenges unique to this business include brokerage firms developing software solutions internally or with the assistance of outside consultants. We believe that additional competitive advantages possessed by Interactive Data Fixed Income Analytics include analytics that are independent of a brokerage or asset management firm, advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, a datafeed service to support data warehouse applications, and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, eSignal competes against numerous competitors including CQG, Inc., DTN Holding Company, Inc. (a business owned by Telvent), Thomson Reuters, TradeStation, Townsend Analytics (a business owned by Barclays Global), and other smaller vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools for active traders. eSignal’s financial websites compete directly and indirectly for advertisers, viewers and content providers against numerous competitors that aggregate financial, business and investment information, news and related content including general purpose consumer-oriented websites such as Google®, Yahoo!®, America Online®, and MSN® Money; financial and business-oriented news services, newspapers, magazines, and television networks that operate related websites such as Reuters, Bloomberg Business News, The Wall Street Journal, Forbes and CNN; and specialized business, financial and investment websites such as TheStreet.com®, StockCharts.com™, MarketWatch.com® and Fool.com® . In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our Active Trader services include ease of use, compatibility with third-party software packages, and price.

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

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have one patent issued and two patents pending. Our patent expires in December 2022. We have rights to approximately 60 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services. No single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our operations or financial results as a whole.

License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange or other similar financial markets, would materially disrupt our operations.

We have rights to use the “FT” brand in conjunction with our institutional activities on a global basis under a license with The Financial Times Limited, an affiliate of Pearson plc, or Pearson. This license, which was renewed for a one-year term on March 7, 2008, automatically renews for subsequent one-year terms unless terminated. Although the license has not yet been terminated, we no longer actively use the “FT” brand as part of our institutional sales and marketing activities. We do not believe the cessation of our rights under this license would materially adversely affect our operations or financial results as a whole.

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

(In thousands)	2008	2007	2006
Revenue:
United States	$529,586	$489,185	$445,351
United Kingdom	85,715	74,681	64,977
All other European countries	116,839	110,544	89,895
Asia Pacific	18,401	15,200	12,180

Total	$750,541	$689,610	$612,403

For the years ending December 31, 2008 and 2007, respectively, long-lived assets by geographic region are as follows (in thousands):

	2008	2007
United States	$582,763	$592,189
United Kingdom	100,467	139,162
All other European countries	104,169	76,517
Asia Pacific	34,746	5,192

Total	$822,145	$813,060

Employees

We had approximately 2,400 employees as of January 31, 2009. We believe that our relations with our employees are good.

Regulation

Interactive Data Pricing and Reference Data, Inc., one of our subsidiaries, is registered with the SEC under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

Our U.K. eSignal business is registered with the United Kingdom Financial Services Authority.

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

We submitted our 2008 annual Section 12(a) CEO Certification to the New York Stock Exchange. The Certification was not qualified in any respect.

Executive Officers of the Registrant

Name	Age	Office Held with Company
Stuart J. Clark	61	President and Chief Executive Officer (Retirement to take place in the summer of 2009)
Andrew J. Hajducky III	55	Executive Vice President, Chief Financial Officer and Treasurer
Andrea H. Loew	51	Executive Vice President, General Counsel and Corporate Secretary
John L. King	58	Chief Operating Officer
Raymond L. D’Arcy	56	President, Sales and Marketing (President and Chief Executive Officer – Elect)
Mark Hepsworth	49	President, Institutional Business
Cort Williams	49	President, Institutional Sales – Elect

Stuart J. Clark has served as our president and chief executive officer and a member of our Board of Directors since February 29, 2000, and has been employed in the financial information industry since 1968. Prior to his current position with us, he served as president of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) since 1995. From 1993 to 1995, Mr. Clark was a director of UK-based Financial Times Information, with specific responsibility for the Market Data Division. Prior to 1993, Mr. Clark led the Market Data Division of Extel Financial Limited, which was acquired by Pearson plc’s Financial Times Group in December 1993. In May 2008, Mr. Clark informed the Company of his intention to retire as president and chief executive during 2009. In November 2008, we announced that the Board of Directors had selected Ray D’Arcy to succeed Mr. Clark. In February 2009 we announced that we expected the transition between Mr. Clark and Mr. D’Arcy to occur in early March 2009.

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

Raymond L. D’Arcy has served as our president of sales and marketing since September 2005. He had served as president of data delivery products for Interactive Data Pricing and Reference Data from January 2001 until September 2005. From 1999 to 2001, Mr. D’Arcy served as senior vice president of global sales, marketing and customer support for Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation) and from 1996 to 1999 as Vice President of North American Sales, Marketing and Customer Support. Prior thereto, Mr. D’Arcy served as Interactive Data Pricing and Reference Data’s regional sales director for Eastern North America for ten years. As indicated above, Mr. D’Arcy was selected by the Board of Directors to succeed Mr. Clark as Interactive Data’s president and chief executive officer upon Mr. Clark’s resignation. In January 2009, we announced Cort Williams will succeed Mr. D’Arcy as President, Institutional Sales.

Mark Hepsworth has served as President, Institutional Business since September 2007. In this role, he is responsible for leading the business strategy, product development and general business management across Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services and Interactive Data Fixed Income Analytics. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Cort J. Williams has served as senior vice president of Interactive Data’s Major Accounts and Business Development Groups, a position he has held since 2006. In this role, he oversees Interactive Data’s sales teams responsible for the Company’s largest global institutional relationships and its network of redistributors, which includes leading service bureaus, financial software and systems companies, and information media firms. Mr. Williams first joined Interactive Data in 1988 as a senior strategic sales representative and subsequently advanced into sales management roles of increasing responsibility. From 2001 through 2005, Mr. Williams served as vice president of strategy and business development for the business now known as Interactive Data Pricing and Reference Data where he was responsible for overall strategy, marketing and acquisitions and alliances. Prior to joining Interactive Data, he held sales and marketing management positions at the Data Resources Inc. unit of McGraw-Hill and a subsidiary of US Trust Company of New York. Mr. Williams will become president of Interactive Data’s institutional sales organization when Raymond D’Arcy becomes the Company’s president and chief executive officer.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before “Corporate History” above. The global financial markets have experienced extreme volatility and disruption for more than a year. This volatility has reached unprecedented levels as a result of the global financial crisis affecting the banking system and participants in the financial markets. The global financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others, and has prompted substantial additional government intervention in the financial services industry. As a result, it is expected that there will be significant new regulation and government oversight of the financial services industry. Concerns over the tightening of all credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have also contributed to the volatility in the financial markets and, together with the global financial crisis, have diminished expectations for economic growth in the foreseeable future.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. We are seeing customers intensify their focus on containing or reducing costs as a result of the more challenging market conditions and expect this trend to continue throughout 2009. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The current financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. Consolidation in the past few years has had an adverse impact on revenue for our Fixed Income Analytics business. In addition, if financial services firms accounting for a material percentage of our revenues or profit cease operations as a result of bankruptcy, and the assets of such customers are not acquired by successor entities, such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. The current financial crisis has resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It has also led to the collapse of some market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. In the event the current downturn in the global financial markets results in a prolonged, significant decline in activity levels or continues to have an adverse impact on the financial condition of our customers, our revenue could be materially adversely affected. Declining activity levels in the securities markets has had an adverse impact on the financial results our eSignal business.

We face intense competition. We operate in highly competitive markets in which we compete with other vendors of financial market data, analytics and related services. We expect competition to continue to be intense. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand their offerings and data content more effectively, use their financial resources to sustain aggressive pricing or respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and distribution of their services. Increased competition in the future could adversely affect our market share or profit margins and could have a material adverse effect on our financial condition or operating results.

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

New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings. We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately and accurately anticipate customers’ needs and technological trends, we will be unable to introduce new services into the market and our ability to compete would be materially adversely impacted. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, our ability to compete would likewise be materially adversely impacted. In both cases such occurrences could adversely impact our ability to maintain or grow revenue and our operating results could be materially adversely affected. Finally, in order to effectively expand into new geographic areas, which is a key element of our growth strategy, we need to develop geographic specific services, or enhance or add to current services so that they meet the needs of users in specific geographic locations. Finally, any new services or data content that we may develop and/or introduce may not achieve market acceptance; lack of market acceptance could result in lower revenue levels and/or impair our ability to grow revenue.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives, or standards may reduce demand for our services or increase our expenses. Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. We expect that the current financial crisis will result in significant new regulations applicable to financial services institutions. New legislation, or a significant change in rules, regulations, directives, or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

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

Certain of our subsidiaries are subject to complex regulations and licensing requirements. Our Interactive Data Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Interactive Data Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we might no longer be able to operate those portions of our business for which we have qualified as an investment adviser. Similarly, our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. eSignal business is registered with the United Kingdom Financial Services Authority, or FSA. The financial services laws and other regulations that govern our regulated activities are complex. If we were to fail to maintain our licenses or registrations, as applicable, with these government agencies, the affected subsidiary might no longer be able to operate those portions of our business that require the license to be held or registration to be maintained. In addition, in order to offer new financial services we could be required to extend the license authorizations, which is at the discretion of ASIC or the FSA, as applicable. The inability to provide one or more of our services would adversely impact our revenue and could have a material adverse effect on our business and results of operations.

We are subject to the risks of doing business internationally.

During 2008, approximately 29.4% of our revenue was generated outside the United States. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	significant adverse changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges; and

•	the effects of applicable foreign tax structures and potentially adverse tax consequences.

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

Items 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Operating Unit/Segment	Square Feet	Current Annual Rental Rate	Expiration Date
Bedford, MA	Institutional and Corporate	103,716	$2,186,000	June 2016
Boston, MA	Institutional	11,910	$357,000	March 2010
Boxborough, MA	Institutional, Active Trader, and Corporate	100,226	$677,000	September 2018
Channel Islands, UK	Institutional	2,301	$76,000	October 2011
Cheltenham, UK	Institutional	3,500	$58,000	May 2012
Chicago, IL	Institutional and Active Trader	6,307	$117,000	September 2011
Chicago, IL	Active Trader	3,465	$83,000	October 2012
Cologne, Germany	Institutional	9,182	$247,000	December 2013
Dublin, Ireland	Institutional	12,017	$296,000	February 2012
Frankfurt, Germany	Institutional	78,548	$2,208,000	December 2016
Hayward, CA	Active Trader	60,158	$1,166,000	June 2013
Hong Kong	Institutional	2,224	$106,000	June 2012
Houston, TX	Active Trader	1,635	$18,000	July 2012
Lombard, IL	Active Trader	9,356	$162,000	May 2011
London, UK	Institutional and Active Trader	68,943	$1,330,000	April 2025
Luxembourg	Institutional	3,368	$143,000	December 2010
Madrid, Spain	Institutional	2,063	$45,000	May 2009
Melbourne, Australia	Institutional and Active Trader	4,828	$89,000	November 2010
Milan, Italy	Institutional	2,799	$49,000	July 2012
New York, NY	Institutional	87,337	$2,243,000	May 2013
New York, NY	Institutional	27,386	$969,000	November 2009
New York, NY	Institutional	2,459	$48,000	March 2012
New York, NY	Institutional	50,661	$2,107,000	November 2024
Paris, France	Institutional	2,670	$157,000	December 2011
Parsippany, NJ	Corporate	2,584	$58,000	January 2012
Rome, Italy	Institutional	6,136	$149,000	July 2014
Santa Monica, CA	Institutional	22,877	$740,000	November 2012
Singapore	Institutional	2,530	$102,000	October 2009
Tokyo, Japan	Institutional	4,273	$191,000	July 2010
White Plains, NY	Institutional	46,000	$1,204,000	October 2019
Zurich, Switzerland	Institutional	3,305	$167,000	June 2013

We have excluded leased properties with less than 1,500 square feet. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations.

If we are unable to renew any of the leases that are due to expire in 2009, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some cases being covered by various commercial liability insurance policies and third party indemnifications.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

The following table sets forth, for the periods indicated, the intraday high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low
2007:
Quarter Ended March 31	$26.41	$22.63
Quarter Ended June 30	$30.34	$24.55
Quarter Ended September 30	$30.41	$24.18
Quarter Ended December 31	$33.68	$28.10

2008:
Quarter Ended March 31	$32.86	$22.77
Quarter Ended June 30	$31.00	$24.74
Quarter Ended September 30	$31.25	$22.13
Quarter Ended December 31	$25.00	$17.50

Performance Graph (1),(2)

The following graph compares the cumulative 5-year total return provided to shareholders of Interactive Data Corporation’s common stock relative to the cumulative total returns of the NYSE Composite index and the Dow Jones US Financial Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2003 and its relative performance is tracked through 12/31/2008.

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2009 Dow Jones & Co. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Interactive Data Corporation	100.00	131.28	142.31	156.15	218.34	169.44
NYSE Composite	100.00	114.97	125.73	151.46	164.89	100.16
Dow Jones US Financial Services	100.00	114.26	123.84	158.21	132.73	55.16

(1)	The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.
(2)	The stock price performance shown on the graphs is not necessarily indicative of future price performance. Information used on the graphs was obtained from Research Data Group, Inc., San Francisco, California, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Stockholders

As of February 11, 2009, there were 93,614,587 outstanding shares of our common stock held by 992 stockholders of record.

Dividends

In fiscal year 2006, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
October 25, 2006	$0.80	Special (cash)	November 9, 2006	$74,581	December 5, 2006

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 15, 2007	$0.125	Regular (cash)	March 1, 2007	$11,706	March 30, 2007
May 23, 2007	$0.125	Regular (cash)	June 7, 2007	$11,793	June 27, 2007
August 30, 2007	$0.125	Regular (cash)	September 6, 2007	$11,787	September 26, 2007
November 19, 2007	$0.125	Regular (cash)	December 6, 2007	$11,786	December 20, 2007
December 11, 2007 (1)	$0.500	Special (cash)	January 4, 2008	$47,184	January 24, 2008
December 11, 2007 (2)	$0.150	Regular (cash)	March 3, 2008	$14,141	March 31, 2008

Total	$1.15

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

In fiscal year 2008, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	$14,100	June 27, 2008
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	$14,117	September 26, 2008
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	$14,054	December 10, 2008
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	$18,705	March 31, 2009

Total	$0.65

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date: March 31, 2009 and record date March 2, 2009). The dividend declared amount of $18,705,000 is included in dividends payable as of December 31, 2008. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the December 4, 2008 declaration date.

All of the above cash dividends have been paid or will be paid from our existing cash resources.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Board of Directors of the Company.

Issuer Purchases of Equity Securities

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. As of December 31, 2008, there remained 2,795,437 shares available for purchase under the stock buyback program. In 2008, we purchased an aggregate of 1,975,463 shares of common stock at an average price of $26.57. In 2007, we purchased an aggregate of 1,177,100 shares of common stock at an average price of $27.03. In 2006, we purchased an aggregate of 1,500,000 shares of common stock at an average price of $20.74 per share.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008—October 31, 2008	196,300	$21.92	196,300	962,637
November 1, 2008—November 30, 2008	167,200	$20.47	167,200	795,437
December 1, 2008—December 31, 2008	—	—	—	2,795,437

Total	363,500	$21.26	363,500

(1)	No shares have been purchased in the fourth quarter of 2008 other than through our publicly announced stock buyback program.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the years ended December 31, 2004 through 2008 has been derived from our consolidated financial statements. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006 (1)	2005	2004
Revenue	$750,541	$689,610	$612,403	$542,867	$484,565
Income from operations	209,683	175,620	144,565	144,140	125,869
Net income	142,648	125,983	93,362	93,864	80,271
Net income per common share
Basic	1.52	1.34	1.00	1.01	0.86
Diluted	1.48	1.30	0.98	0.98	0.84
Weighted average common shares
Basic	93,984	94,038	93,240	93,204	93,152
Diluted	96,674	97,060	95,600	95,989	95,525
Total assets	1,182,525	1,228,226	1,103,804	996,920	1,019,776
Stockholders’ equity	959,807	963,524	911,585	855,406	857,756
Cash dividends declared per common share	$0.65	$1.15	$0.80	$0.80	$—

(1)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Institutional Services

Our Institutional Services segment is composed of three businesses, each of which primarily focuses on marketing their respective offerings to financial institutions:

•

Interactive Data Pricing and Reference Data provides historical, intraday and end-of-day pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded worldwide.

•	Interactive Data Real-Time Services provides global real-time and delayed financial market information as well as customized financial information portals and terminals.

•	Interactive Data Fixed Income Analytics provides sophisticated fixed income analytics to manage risks and understand the performance of diversified portfolios.

On December 15, 2008, we acquired a 79% stake in NDF, a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. On December 19, 2008, we acquired an additional 1% from a minority shareholder to increase our ownership to 80%. In total, we paid 2.4 billion yen (or $26.7 million at the currency exchange rate on the date of acquisition), offset by cash acquired of 938.4 million yen (or $10.4 million at the currency exchange rate at the date of acquisition). We have renamed this business as Interactive Data Japan KK and began integrating this business into our Asia-Pacific operations. We funded this acquisition from existing cash resources.

On August 1, 2008, we acquired Kler’s, a leading provider of reference data to the Italian financial industry, for a purchase price of €19.0 million in cash (or approximately $29.6 million at the currency exchange rate on the date of acquisition). We began integrating this business into our European operations during 2008. We funded this acquisition from existing cash resources.

On May 1, 2007, we acquired the net assets comprising the market data division of Xcitek as well as the market data assets of its affiliate Xcitax for $25.1 million in cash. These assets, which are now managed as part of Interactive Data Pricing and Reference Data, included a broad range of North American corporate actions data, such as reorganization, cost basis and class action data. We are integrating these assets into our Interactive Data Pricing and Reference Data business. We funded this acquisition from existing cash resources.

Active Trader Services

In the Active Trader Services segment, we have one business, eSignal, which was supplemented by the March 2006 acquisition of the net assets of Quote.com and certain other related assets:

•	eSignal provides real-time financial market information and access to decision-support tools, and operates financial websites.

On March 6, 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets are managed as part of the eSignal business and include subscription-based active trader services, QCharts and

LiveCharts, and the financial websites, Quote.com and RagingBull.com. The price paid in cash for the assets was $30.0 million. We have integrated these assets into our eSignal business. We funded this acquisition from existing cash resources.

Development of Business

Our results of operations for 2008 include the activities of our Interactive Data Pricing and Reference Data (including 5 months of Kler’s and 16 days of NDF), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including Quote.com) businesses. Our results of operations for 2007 include the activities of our Interactive Data Pricing and Reference Data (including nearly 8 months of Xcitek and Xcitax), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including Quote.com) businesses. Our results of operations for 2006 include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including nearly 10 months of Quote.com) businesses.

Business and Market Trends

In recent years, modest increases in spending by institutional customers for financial market data services were partially offset by the continuing impact of our customers’ ongoing cost containment initiatives during such periods. During 2008, many banks and other firms in the financial services industry experienced deteriorating market conditions as significant weakness and volatility within the global credit markets spread to the broader financial markets. By the third quarter of 2008, conditions in the global financial markets worsened considerably and the US and other major economies further eroded, acting as catalysts for the collapse of some financial institutions and leading to a number of significant-sized mergers and acquisitions among others. In response, the US government introduced new legislation and other government actions, and other foreign governments took similar measures to help stabilize the broader financial markets and stimulate an economic recovery.

The global financial markets have experienced extreme volatility and disruption for more than a year. This volatility has reached unprecedented levels as a result of the global financial crisis affecting the banking system and participants in the financial markets. The global financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others, and has prompted substantial government intervention in the financial services industry. As a result, it is expected that there will be significant new regulation and government oversight of the financial services industry. Concerns over the tightening of all credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have also contributed to the volatility in the financial markets and, together with the financial crisis, have diminished expectations for economic conditions in the foreseeable future.

When financial institutions consolidate, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. We continue to deliver services to a number of customers currently involved in the process of a merger or acquisition. If our services are eliminated or reduced as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. It is unclear at this time how the affected firms plan to integrate their operations and what impact, if any, those plans will have on the demand for our services. Additional financial institution failures or additional consolidation activity has the potential to adversely impact our revenue in the future.

We expect to encounter uncertain market conditions in 2009. We expect that customers will intensify their focus on containing or reducing costs while adapting to industry trends affecting their businesses, some of which may require additional market data or related services. The major trends influencing our institutional business are denoted below. It remains unclear at this time what impact the recent events in the global financial markets will have on the overall financial market data services spending of financial institutions in 2009 and subsequent years. Our revenue growth could be adversely impacted as a result of our customers’ increased focus on containing or reducing costs.

Institutional Services

Within the Institutional Services segment, overall annual renewal rates for customer contracts remained at approximately 95% in 2008, consistent with our experience in recent years.

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

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be an industry trend (primarily in North America) for major financial institutions to outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate direct services from us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, although the costs associated with delivering and supporting the data indirectly may also be less.

•

Over the past decade, there has been a consolidation of financial institutions both within and across the financial services industry. As discussed above, deteriorating conditions in the financial markets has led to increased consolidation activity among financial institutions. Consolidations can lead to the elimination of redundant data sources at the combined entity. Consequently, consolidation activity has the potential to adversely impact our future revenue.

•

Increased regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the use of real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their increasing regulatory compliance obligations.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, sales to new customers. Interactive Data Pricing and Reference Data’s growth has been primarily driven by increased demand for its broad range of services, coupled with strong retention rates and higher usage revenue. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

Interactive Data Real-Time Services continues to generate growth for its real-time business both by sales to new customers and new sales to existing customers. In particular, a wide range of financial institutions are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. Interactive Data Real-Time Services continues to invest in enhancing and expanding its offerings and technical infrastructure.

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

We believe that eSignal’s future growth is dependent on a combination of expanding its direct subscriber base for its offerings with both active traders and financial institutions. eSignal’s growth is also partially dependent on its ability to increase online advertising on its financial websites. In difficult market conditions, the businesses which advertise online may reduce spending on online advertising and the competition to attract online advertising can increase. To address the evolving needs of active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites.

Results of Operations

Selected Financial Data

	For Year Ended December 31,			For Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(In thousands, except per share information)
REVENUE	$750,541	$689,610	8.8%	$689,610	$612,403	12.6%
COSTS AND EXPENSES:
Cost of services	241,880	225,137	7.4%	225,137	198,538	13.4%
Selling, general and administrative	244,248	239,370	2.0%	239,370	221,787	7.9%
Depreciation	27,044	23,110	17.0%	23,110	21,925	5.4%
Amortization	27,686	26,373	5.0%	26,373	25,588	3.1%

Total costs and expenses	540,858	513,990	5.2%	513,990	467,838	9.9%

INCOME FROM OPERATIONS	209,683	175,620	19.4%	175,620	144,565	21.5%
Interest income	7,568	9,025	(16.1)%	9,025	6,366	41.8%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	217,251	184,645	17.7%	184,645	150,931	22.3%
Income tax expense	74,582	58,662	27.1%	58,662	57,569	1.9%

NET INCOME BEFORE MINORITY INTEREST	142,669	125,983	13.2%	125,983	93,362	34.9%
Minority Interest, net of Taxes	(21)	—	(100.0)%	—	—	—
NET INCOME	$142,648	$125,983	13.2%	$125,983	$93,362	34.9%

NET INCOME PER SHARE:
Basic	$1.52	$1.34	13.4%	$1.34	$1.00	34.0%
Diluted	$1.48	$1.30	13.8%	$1.30	$0.98	32.7%
Cash dividends declared per common share	$0.65	$1.15	(43.5)%	$1.15	$0.80	43.8%
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,984	94,038	(0.1)%	94,038	93,240	0.9%
Diluted	96,674	97,060	(0.4)%	97,060	95,600	1.5%

On a quarterly and annual basis we calculate the impact of the change in foreign exchange rates between the current reporting period and the respective prior year reporting period. We provide the US dollar impact resulting from the change in foreign exchange rates on current period revenue, cost of services, selling, general and administrative and depreciation expenses. We calculate this impact by comparing the average foreign exchange rates for each operating currency for the current reporting period to the average foreign exchange rates for such operating currency for the respective year-ago reporting period. We believe that by providing this information, we are facilitating period-to-period comparisons of our underlying business.

2008 VERSUS 2007

Revenue

(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$475,803	$429,420	10.8%	8,240	12.7%
Real-Time Services	152,989	139,385	9.8%	446	10.1%
Fixed Income Analytics	32,846	32,442	1.2%	35	1.4%

Total Institutional Services	$661,638	$601,247	10.0%	8,721	11.5%
Active Trader Services:
eSignal	88,903	88,363	0.6%	604	1.3%

Total Active Trader Services	88,903	88,363	0.6%	604	1.3%

TOTAL REVENUE	$750,541	$689,610	8.8%	9,325	10.2%

Total revenue increased by $60,931,000, or 8.8%, to $750,541,000 in 2008. This revenue increase included strong revenue growth at both our Pricing and Reference Data business of $46,383,000 and at our Real Time Services business, which produced a revenue increase of $13,604,000. In addition, revenue at our eSignal and Fixed Income Analytics businesses increased $540,000 and $404,000, respectively. The change in foreign exchange rates decreased revenue by $9,325,000 in 2008, mainly due to the strength of the US dollar against the UK pound sterling and the Euro. Excluding the impact of foreign exchange, revenue grew $70,256,000 or 10.2% in 2008. The Xcitek and Xcitax business, which we acquired in May 2007, contributed incremental revenue of $3,058,000 in 2008. In addition, the Kler’s business, which we acquired in August 2008, contributed $3,132,000 in 2008, and the NDF business, in which we acquired a majority interest in December 2008, contributed $485,000 in 2008.

Institutional Services

Revenue within the Institutional Services segment increased by $60,391,000, or 10.0%, to $661,638,000 in 2008. The change in foreign exchange rates, as noted above, decreased revenue by $8,721,000 in 2008. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $69,112,000, or 11.5%, in 2008.

Revenue for the Pricing and Reference Data business increased by $46,383,000, or 10.8%, to $475,803,000 in 2008. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $8,240,000 in 2008. Excluding the impact of foreign exchange, revenue grew $54,623,000, or 12.7%, in 2008. The Xcitek and Xcitax business contributed incremental revenue of $3,058,000 in 2008. Additionally, the Kler’s business contributed $3,132,000 to revenue in 2008, and the NDF business contributed $485,000 in 2008. The remaining increase in revenue for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe mainly due to higher demand for our evaluated pricing and reference data content, and increased usage levels.

Revenue for the Real-Time Services business increased by $13,604,000, or 9.8%, to $152,989,000 in 2008. The change in foreign exchange rates, as referred to above, decreased revenue in the Real Time Services business by $446,000 in 2008. Excluding the impact of foreign exchange, revenue grew $14,050,000, or 10.1%, in 2008 primarily due to the continued expansion of the real-time datafeed business and the managed solutions business in North America.

Revenue for the Fixed Income Analytics business increased by $404,000, or 1.2%, to $32,846,000 in 2008. The change in foreign exchange rates, noted above, decreased revenue by $35,000 in 2008. Excluding the impact of foreign exchange, revenue grew $439,000, or 1.4%, in 2008. This increase in revenue is mainly due to new sales and one-time consulting project revenue, partially offset by the impact of cancellations primarily caused by client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $540,000, or 0.6%, to $88,903,000 in 2008. The change in foreign exchange rates, as noted above, decreased revenue by $604,000 in 2008. Excluding the impact of foreign exchange, revenue grew $1,144,000, or 1.3%, in 2008. This revenue increase was primarily related to higher average subscription fees, partially offset by lower advertising revenue and a decline in the number of core eSignal direct subscription terminals, which decreased 10.6% to 54,870 in 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$241,880	$225,137	7.4%	787	7.8%

Cost of services expenses increased by $16,743,000, or 7.4%, to $241,880,000 in 2008. The change in foreign exchange rates decreased cost of services expense by $787,000 in 2008. Excluding the impact of foreign exchange, cost of services expenses increased by $17,530,000 or 7.8%. The Xcitek and Xcitax business contributed incremental cost of services expense of $932,000 in 2008. Additionally, the Kler’s business contributed cost of services expenses of $803,000, and the NDF business contributed cost of services expense of $317,000 in 2008.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $11,179,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation. This is coupled with higher communications expense of $4,220,000 and increased expenditures associated with hardware and software maintenance agreements of $1,863,000. This was partially offset by a decrease in supplies and shipping expense of $439,000, coupled with lower data acquisition expense of $374,000, reduced travel costs of $220,000, and lower premises-related expenditures of $230,000. Cost of services expense as a percentage of revenue was 32.2% in 2008 compared with 32.6% in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$244,248	$239,370	2.0%	3,815	3.6%

Selling, general and administrative expenses increased by $4,878,000, or 2.0%, to $244,248,000 in 2008. The change in foreign exchange rates decreased selling, general, and administrative expenses by $3,815,000 in 2008. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $8,693,000 or 3.6% in 2008. The Xcitek and Xcitax business contributed incremental selling, general and administrative expenses of $414,000 in 2008. Additionally, the Kler’s business contributed selling, general and administrative expenses of $612,000 in 2008, and the NDF business contributed selling, general and administrative expenses of $69,000. Foreign exchange gain resulting primarily from the revaluation of European bank balances and inter-company balances decreased selling, general and administrative expenses by $4,886,000.

The remaining increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $5,698,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation costs. This is coupled with higher premises expense of $3,926,000 primarily related to higher rent in our London office, higher legal costs of $1,172,000, and increased professional services expense of $1,115,000, primarily related to audit fees and consulting expenditures. This is coupled with increased bad debt expense of $705,000 and higher marketing expense of $682,000. Also contributing to the increase in selling, general and administrative expenses were increased commissions paid to third parties for distribution of data of $449,000 and higher travel expense of $390,000. This is partially offset by lower sales and franchise tax expense of $731,000 and lower communications expenditures of $279,000. Selling, general, and administrative expenses as a percentage of revenue was 32.5% in 2008 compared with 34.7% in 2007.

Depreciation

(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
DEPRECIATION	$27,044	$23,110	17.0%	136	17.6%

Depreciation expense increased by $3,934,000 or 17.0%, to $27,044,000 in 2008. The change in foreign exchange rates decreased depreciation expense by $136,000 in 2008. Excluding the impact of foreign exchange, depreciation expense increased by $4,070,000 or 17.6% in 2008. The increase in depreciation expense was mainly associated with an adjustment in the second quarter of 2007 of $695,000 associated with the reversal of previously depreciated capitalized development costs. This is coupled with higher capital spending and increased capitalized software development amortization in 2008. This is partially offset by the normal expiration of asset lives.

Amortization

(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
AMORTIZATION	$27,686	$26,373	5.0%	(285)	3.9%

Amortization expense increased by $1,313,000, or 5.0%, to $27,686,000 in 2008. The change in foreign exchange rates increased amortization expense by $285,000 in 2008. Excluding the impact of foreign exchange, amortization expense increased by $1,028,000 or 3.9% in 2008. The increase in amortization expense is primarily due to an incremental $471,000 of amortization expense associated with the Xcitek and Xcitax business coupled with $355,000 of incremental amortization associated with the acquisition of Kler’s.

Other Consolidated Financial Information

Income from operations increased by $34,063,000, or 19.4%, to $209,683,000 in 2008 due to the factors discussed above.

Interest income decreased by $1,457,000, or 16.1%, to $7,568,000 in 2008. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes and minority interest increased by $32,606,000, or 17.7%, to $217,251,000 in 2008 due to higher income from operations partially offset by lower interest income discussed above.

Net income before minority interest increased by $16,686,000, or 13.2%, to $142,669,000 in 2008. The increase in net income is primarily due to higher income before income taxes and minority interest partially offset by a higher effective tax rate of 34.3% in 2008 compared with 31.8% in 2007.

Net income increased by $16,665,000 or 13.2% to $142,648,000 in 2008.

We generated basic net income per share of $1.52 and diluted net income per share of $1.48 in 2008, compared with basic net income per share of $1.34 and diluted net income per share of $1.30 in 2007.

Weighted average basic shares outstanding decreased 0.1% and weighted average diluted shares outstanding decreased 0.4% in 2008 compared to 2007. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were more than offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program.

2007 VERSUS 2006

Revenue

(In thousands)	2007	2006	% Change	2007 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$429,420	$377,896	13.6%	(8,700)	11.3%
Real-Time Services	139,385	120,061	16.1%	(7,135)	10.2%
Fixed Income Analytics	32,442	32,459	(0.1)%	(27)	(0.1)%

Total Institutional Services	$601,247	$530,416	13.4%	(15,862)	10.4%
Active Trader Services:
eSignal	88,363	81,987	7.8%	(590)	7.1%

Total Active Trader Services	88,363	81,987	7.8%	(590)	7.1%

TOTAL REVENUE	$689,610	$612,403	12.6%	(16,452)	9.9%

Total revenue increased by $77,207,000, or 12.6%, to $689,610,000 in 2007. This revenue increase included strong revenue growth at our Pricing and Reference Data business of $51,524,000 and Real-Time Services business of $19,324,000, and expansion at our eSignal business of $6,376,000. The change in foreign exchange rates increased revenue by $16,452,000 in 2007, mainly due to the weakness of the US dollar against the UK pound and the Euro. Excluding the impact of foreign exchange, revenue grew $60,755,000 or 9.9% in 2007. The Xcitek and Xcitax business, which we acquired in May 2007, contributed revenue of $5,299,000 in 2007. In addition, the Quote.com business, which we acquired in March 2006, contributed incremental revenue of $2,372,000 in 2007.

Institutional Services

Revenue within the Institutional Services segment increased by $70,831,000, or 13.4%, to $601,247,000 in 2007. The change in foreign exchange rates, as noted above, increased revenue by $15,862,000 in 2007. Excluding the impact of foreign exchange, revenue within the Institutional Services segment grew $54,969,000 or 10.4% in 2007.

Revenue for the Pricing and Reference Data business increased by $51,524,000, or 13.6%, to $429,420,000 in 2007. The above-mentioned change in foreign exchange rates increased 2007 revenue in the Pricing and Reference Data business by $8,700,000. Excluding the impact of foreign exchange, revenue grew $42,824,000 or 11.3%. The Xcitek and Xcitax business contributed revenue of $5,299,000 in 2007. The remaining increase in revenue for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe due to higher demand for our evaluated pricing and reference data content, lower cancellation levels, and increased levels of usage-related revenue.

Revenue for the Real-Time Services business increased by $19,324,000, or 16.1%, to $139,385,000 in 2007. The change in foreign exchange rates, as referred to above, increased revenue by $7,135,000 in 2007. Excluding the impact of foreign exchange, revenue grew $12,189,000 or 10.2% in 2007 primarily due to increased new business in both the real time datafeed and the managed solutions product businesses.

Revenue for the Fixed Income Analytics business decreased by $17,000, or 0.1%, to $32,442,000 in 2007. The change in foreign exchange rates, as referred to above, increased revenue by $27,000 in 2007. Excluding the impact of foreign exchange, revenue decreased $44,000, or 0.1% in 2007. This decrease in revenue is mainly due to higher levels of cancellations, the majority of which were associated with client consolidation activities.

Active Trader Services

Within the Active Trader Services segment, revenue grew by $6,376,000, or 7.8%, to $88,363,000 in 2007. The change in foreign exchange rates, as referred to above, increased revenue by $590,000 in 2007. Excluding the impact of foreign exchange, revenue grew $5,786,000 or 7.1% in 2007. The Quote.com business, which was acquired in March 2006, contributed incremental revenue of $2,372,000 in 2007. The increase in revenue within the Active Trader Services segment also reflects the deferral of revenue in the second quarter of 2006 associated with sales of software in multiple element arrangements which were subsequently recognized ratably over the term of the associated customer contracts. This is coupled with a higher number of core eSignal direct subscription terminals, which grew 0.6% to 61,347 in 2007, and higher average net subscription fees.

Cost of Services

(In thousands)	2007	2006	% Change	2007 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$225,137	$198,538	13.4%	(5,818)	10.5%

Cost of services expenses increased by $26,599,000, or 13.4%, to $225,137,000 in 2007. The change in foreign exchange rates increased cost of services expense by $5,818,000 in 2007. Excluding the impact of foreign exchange, cost of services expenses increased by $20,781,000 or 10.5%. The Xcitek and Xcitax business contributed cost of services expense of $2,077,000 in 2007, and the Quote.com business contributed incremental cost of services expenses of $446,000 in 2007.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $9,796,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation coupled with higher data acquisition expense of $ 3,682,000. Also contributing to the increase in cost of services expense in 2007 were increased expenditures associated with hardware and software maintenance agreements of $1,468,000, higher premises-related expenses of $1,421,000, and increased consulting-related expenditures of $1,360,000. Cost of services expenses as a percentage of revenue was 32.6% in 2007 compared with 32.4% in 2006.

Selling, General and Administrative Expenses

(In thousands)	2007	2006	% Change	2007 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$239,370	$221,787	7.9%	(6,821)	4.9%

Selling, general and administrative expenses increased by $17,583,000, or 7.9%, to $239,370,000 in 2007. The change in foreign exchange rates increased selling, general and administrative expense by $6,821,000 in 2007. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $10,762,000 or 4.9%. The Xcitek and Xcitax business contributed selling, general, and administrative expenses of $1,358,000 in 2007, and the Quote.com business contributed incremental selling, general and administrative expenses of $501,000 in 2007.

The remaining increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $9,476,000 associated with increased headcount levels, the effect of annual merit increases, and higher incentive compensation costs. This is coupled with increased commissions paid to third parties for distribution of data of $3,258,000 and higher marketing expenditures of $1,060,000 primarily related to our brand and market awareness initiative. This is partially offset by lower premises-related costs of $1,937,000, a decrease in audit expenditures of $1,586,000, and lower bad debt expense of $1,096,000. Selling, general, and administrative expenses as a percentage of revenue was 34.7% in 2007 compared with 36.2% in 2006.

Depreciation

(In thousands)	2007	2006	% Change	2007 Foreign Exchange	Adjusted % Change
DEPRECIATION	$23,110	$21,925	5.4%	(413)	3.5%

Depreciation expense increased by $1,185,000, or 5.4%, to $23,110,000 in 2007. The change in foreign exchange rates increased depreciation expense by $413,000 in 2007. Excluding the impact of foreign exchange, depreciation expense increased by $772,000 or 3.5% in 2007. The Xcitek and Xcitax business contributed depreciation expenses of $44,000 in 2007, and the Quote.com business contributed incremental depreciation expenses of $46,000 in 2007. The remaining increase in depreciation expense was mainly associated with the 2006 build-out and relocation of our corporate headquarters in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York.

Amortization

(In thousands)	2007	2006	% Change	2007 Foreign Exchange	Adjusted % Change
AMORTIZATION	$26,373	$25,588	3.1%	(341)	1.7%

Amortization expense increased by $785,000, or 3.1%, to $26,373,000 in 2007. The change in foreign exchange rates increased amortization expense by $341,000 in 2007. Excluding the impact of foreign exchange, amortization expense increased by $444,000 or 1.7% in 2007. The increase in amortization expense was primarily due to $547,000 of amortization expense associated with the Xcitek and Xcitax business, coupled with $181,000 of incremental amortization associated with the Quote.com business.

Other Consolidated Financial Information

Income from operations increased by $31,055,000, or 21.5%, to $175,620,000 in 2007 due to the factors discussed above.

Interest income increased by $2,659,000, or 41.8%, to $9,025,000 in 2007. The increase in interest income is primarily due to higher average cash balances and higher interest rates.

Income before income taxes and minority interest increased by $33,714,000, or 22.3%, to $184,645,000 in 2007 due to higher income from operations coupled with higher interest income discussed above.

Net income increased by $32,621,000, or 34.9%, to $125,983,000 in 2007. The increase in net income is primarily due to higher income before income taxes and minority interest coupled with a lower effective tax rate of 31.8% in 2007 compared with 38.1% in 2006. The decrease in the annual effective tax rate of 6.3% for 2007 in relation to the prior year effective rate is attributable to an increase in income generated in lower tax rate jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), the 2007 Research and Development Credit, increased Domestic Production Activities Deduction, an increase in Foreign Tax Credits, a German and UK tax rate reduction and a decrease in the 2007 Jersey (Channel Islands) corporate tax rate. In 2007, we recorded discrete tax benefits of $6,242,000, equivalent to 3.4% of our annual tax rate.

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

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Cash flow provided by (used in):
Operating activities	$196,242	$184,562	$173,565
Investing activities	(90,962)	(92,005)	(90,763)
Financing activities	(137,060)	(43,304)	(85,017)
Effect of exchange rates on cash balances	(19,528)	3,768	7,296

Net (decrease) increase in cash and cash equivalents	$(51,308)	$53,021	$5,081

Operating Activities

Net cash provided by operating activities increased by $11,680,000, or 6.3%, to $196,242,000 in 2008. The increase in net cash provided by operating activities was primarily due to higher net income of $16,665,000, higher amortization and depreciation expense of $5,247,000 and a reduction in utilization of deferred taxes of $9,724,000 in 2008 compared with 2007. This is partially offset by a reduction in working capital of $20,723,000 mainly due to the timing of payables and higher tax payments in 2008.

Net cash provided by operating activities increased by $10,997,000, or 6.3%, to $184,562,000 in 2007. The increase in net cash provided by operating activities was primarily due to higher net income of $32,621,000 in 2007 compared with 2006. This is partially offset by a reduction in working capital of $17,359,000 mainly due to the timing of payables and higher tax payments in 2007.

Investing Activities

Capital expenditures increased by $8,700,000, or 23.6%, to $45,509,000 in 2008 mainly due to infrastructure investments related to the expansion of our East Coast data center and expenditures associated with the Managed Solutions business. This increase was partially offset by lower capital expenditures at our Pricing and Reference Data business.

Capital expenditures decreased by $2,190,000, or 5.6%, to $36,809,000 in 2007 mainly due to higher capital spending in 2006 associated with the 2006 build out and move of our corporate headquarter offices in Bedford, Massachusetts and the relocation of our Real-Time Services facility to White Plains, New York.

In 2009, we expect to spend from $56,000,000 to $58,000,000 in capital expenditures mainly focused on expansion of our European data center and scaling our Managed Solutions infrastructure. This also includes capital expenditures of approximately $8,000,000 to $9,000,000 associated with the planned relocation of one of our New York City offices and the refurbishment of our European headquarters in London. Approximately 50% of the capital expenditures associated with each of these facility activities will be reimbursed by the landlords of these facilities during 2009.

In 2008, we purchased municipal bonds of $172,068,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $170,281,000 of municipal bonds with original maturities greater than 90 days but remaining maturities of less than one year.

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

On December 15, 2008, we acquired 79% of Japan-based NDF. On December 19, 2008, we acquired an additional 1% to increase our ownership to 80% of NDF. In total we paid 2,416,000,000 Japanese Yen (or $26,697,000 at the currency exchange rate on the date of acquisition), offset by cash acquired of 938,369,000 Japanese Yen (or $10,369,000 at the currency exchange rate at the date of acquisition). We funded this acquisition from our existing cash resources.

On August 1, 2008, the Company completed the acquisition of Kler’s, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date), offset by cash acquired of €1,689,000 (or $2,628,000 at the currency exchange rate at acquisition date). We funded this acquisition from our existing cash resources.

On May 1, 2007, we acquired the net assets comprising the market data division of Xcitek, as well as the market data net assets of its affiliate Xcitax, for $25,123,000. We funded this acquisition from our existing cash resources.

In 2006, we increased our ownership of Interactive Data Managed Solutions from 95.1% to 100.0% for $2,914,000 in cash. In March 2006, we acquired the net assets of Quote.com and other related assets from Lycos, Inc. for $30,000,000 in cash. We funded these acquisitions from our existing cash resources.

Financing Activities

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

In 2008, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
January 24, 2008 (1)	January 4, 2008	Special, Cash	$0.50	$47,184,000
March 31, 2008 (2)	March 3, 2008	Regular, Cash	$0.15	$14,141,000
June 27, 2008	June 6, 2008	Regular, Cash	$0.15	$14,100,000
September 26, 2008	September 5, 2008	Regular, Cash	$0.15	$14,117,000
December 10, 2008	November 12, 2008	Regular, Cash	$0.15	$14,054,000

				$103,596,000

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

In 2007, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000
September 26, 2007	September 6, 2007	Regular, Cash	$0.125	$11,787,000
December 20, 2007	December 6, 2007	Regular, Cash	$0.125	$11,786,000

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

In 2008, we utilized $52,494,000 to repurchase 1,976,000 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2008, we received $17,010,000 from the exercise of options to purchase 980,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 184,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

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

Income Taxes

Our effective income tax rate after discrete items was 34.3%, 31.8%, and 38.1%, in 2008, 2007, and 2006 respectively. The difference between the effective tax rate and the statutory federal rate of 35% for these years is due primarily to state and local taxes, an increase in income generated in lower tax jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), and an increase in Foreign Tax Credits, offset by a decrease in tax exempt income, a decrease in the Domestic Production Activities Deduction, and a reduction in Federal Research and Development Credits.

The increase in the annual effective tax rate of 2.5% in 2008 in relation to the prior year effective rate is primarily attributable to a reduction in discrete tax benefits realized in 2008 as compared to 2007. In 2008, we recorded net discrete tax benefits of $2,367,000, equivalent to 1.1% of our annual rate. The net discrete tax benefits in 2008 were attributable to (i) the release of state tax reserves and interest resulting from the settlement of various state audits, (ii) realized tax benefits related to stock-based compensation expense, (iii) Research and Development Credits in the UK for prior years , (iv) a net benefit resulting from a tax provision to tax return adjustment with respect to the filing of our 2007 federal and state tax returns, and (v) the release of tax reserves and interest resulting from the expiration of statute of limitations, offset by (vi) an interest expense charge on tax reserves for unrecognized tax benefits.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. There were no material changes to our unrecognized tax benefits in 2008. As of December 31, 2008, we had approximately $15,930,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. In 2008, we released $474,000 in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and a $1,670,000 reduction related to foreign exchange on reserves for prior years. Additionally, we released $1,068,000 related to settlements of various state audits. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the company. As of December 31, 2008, we have gross unrecognized tax benefits totaling $12,677,000 including $1,095,000 of accrued interest, recorded as non-current taxes payable on the balance sheet.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, we had a balance of $2,465,000 related to unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2005 through 2007 tax years remain subject to examination for federal, 2002 through 2007 for significant states, and 2005 through 2007 for foreign tax authorities.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	2008	2007
Balance at January 1	$18,708	$11,737
Additions based on tax positions related to the current year	2,830	4,056
Additions based on tax positions related to prior years	475	4,.470
Expiration of statute of limitations	(474)	(1,064)
Reductions for tax positions of prior years	(1,670)	(247)
Settlements	(1,068)	(244)

Balance at December 31	$18,801	$18,708

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

Many of the services provided by Pearson afford us administrative convenience and we believe the terms of such services are substantially equal to or more favorable to us than if we had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include (i) administering the 401(k) savings plan (and related excess plans), the UK pension plan, and employee health benefit plans in the US and UK and global insurance plans, (ii) use of a back-up disaster recovery site in the UK, (iii) travel services, and (iv) accounting related services for certain of the Company’s subsidiaries, primarily in the UK. In addition to these services, we also license an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of our businesses from time to time purchase advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by us to Pearson include the provision of financial data and related services and the sub-lease of space in our Hayward, CA office. A majority of the charges for services from Pearson and its affiliates to us are at cost. With respect to the services we provide to Pearson and its affiliates, we charge fees that are no less than the fees charged to similar users. We believe that the terms and conditions of these transactions are fair and reasonable.

Prior to entering into any service arrangement with Pearson, we assess whether it would be more advantageous to obtain such services from a third party. The Independent Committee of our Board of Directors, none of whom are employees of Pearson or us, approve the related party services. The agreements governing the related party services are amended from time to time by mutual agreement to address changes in the terms or services. The Independent Committee approves any material modifications. From time to time, we assess various of the ongoing relationships between us and Pearson to determine whether it would be more advantageous to secure any such services outside of Pearson.

There was no material effect on our financial condition or results of operations as a result of entering into these arrangements. If the services provided to us and our affiliates by Pearson or its affiliates were to be terminated, we would be required to seek equivalent services in the open market at potentially higher costs.

In 2001, we entered into a trademark license agreement with Pearson’s Financial Times Group authorizing us to use the “FT” and “Financial Times” trademarks and logos in its businesses. The license grants us the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2008, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee approved this agreement. In February 2007, we commenced a re-branding campaign and in connection with this campaign, we ceased the active use of the “FT” and “Financial Times” trademarks and logos in our business.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on our balance sheet. For the years ended December 31, 2008, 2007 and 2006, we recorded revenue of $ 900,000, $772,000 and $755,000, respectively, for services we provided to Pearson. For the years ended December 31, 2008, 2007 and 2006, we recorded expense of $4,229,000, $4,682,000 and $4,250,000, respectively, for services we received from Pearson. The amount due to Pearson at December 31, 2008 and 2007 was $47,000 and $732,000, respectively, and is included in payables to affiliates.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation

On January 1, 2006, we implemented the provisions of SFAS 123(R) and related interpretations. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options be recognized in the financial statements based on their fair value. We selected the modified prospective transition method for implementing SFAS 123(R) and began recognizing compensation expenses for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods were not restated. Stock-based compensation expenses for awards granted on or after January 1, 2006, are based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of our stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for the costs of its stock-based employee compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, we did not recognize compensation expense on stock options granted where the exercise price at least equaled the market value of the underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of SFAS 123(R) which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of SFAS 123(R).

We estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, weighted average expected stock price volatility, risk-free interest rate and weighted average expected term of the options. Under SFAS 123(R), the expected volatility assumption used in the Black-Scholes option-pricing model is based exclusively on historical volatility of our common stock and the expected term assumption was established based upon an analysis of historical option exercise behavior and post-vest termination data. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on US Treasury zero-coupon issues with a remaining term equal to the expected term assumption. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers. We also evaluate our revenue recognition in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as Principal versus net as an Agent”.

Deferred revenue represents contractual billings in excess of revenue recognized. We record revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

Allowance for Doubtful Accounts

We maintain a reserve for an allowance for doubtful accounts and sales credits that is our best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For the invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates based upon the age of the receivable, historical experience, and other currently available evidence.

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

Other intangible assets include securities databases, computer software and technology, covenants not to compete, trademarks, service contracts and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized on a straight line basis, which approximate the economic consumption, for periods ranging from three months to twenty five years. We review the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” effective January 1, 2008, which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to discussion in Note 15, “Fair Value Measurements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the fair value of our financial instruments.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on net accumulated unremitted foreign earnings of approximately $143,000,000 which are expected to remain invested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in SFAS No. 109 “. Based upon historical income and projections of future taxable income, we believe that the recorded deferred tax assets will be realized.

Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

Future contractual commitments and obligations, as of December 31, 2008, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$178,468	$19,477	$33,672	$31,424	$93,895
Purchase Obligations	23,467	23,467	—	—	—

Total	$201,935	$42,944	$33,672	$31,424	$93,895

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2009. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Rental expense was $22,165,000, $19,205,000 and $17,433,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $43,942,000, as measured at the foreign currency exchange rate between the UK pound and the US dollar at December 31, 2008, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

On November 26, 2008, we entered into a new property lease agreement for an additional New York, US office, with a current expiration date of November 2024. The total minimum lease obligation over the lease term will be approximately $41,447,000, none of which is payable until beginning in December 2009. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” in accounting for this lease.

In addition to the amounts shown in the table above, $18,801,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with FIN 48, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $2,465,000 for potential interest and penalties at December 31, 2008.

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

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets, including trading volumes and the number of new securities that are issued. The global financial markets recently have experienced a severe downturn that has resulted in a significant decline in investor activity in trading securities and a significant reduction in the number of new securities issuances. This has impacted revenue at our eSignal business unit. Our sales and revenue in other parts of our business could be adversely affected by the downturn and ramifications of the downturn. The degree of such consequences is uncertain. Our exposure in the United States in this area could be mitigated in part by our service offerings in non-US markets.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP SFAS 157-1, effective January 1, 2008, did not materially impact our financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows. The adoption of FSP SFAS 157-3 did not materially impact our financial position, results of operations or cash flows.

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

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. In January 2009, the minority interest which is recorded in the mezzanine section of the balance sheet as of December 31, 2008 will be reclassed to Noncontrolling Interests in the Stockholders’ Equity section of the balance sheet.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting FSP SFAS 142-3.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective for the Company in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the Company’s financial statements.

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

Total revenue for the twelve months ended December 31, 2008, 2007 and 2006, and long lived assets as of December 31, 2008, and 2007, respectively by geographic region outside the United States, are as follows:

(In thousands)	2008	2007	2006
Revenue:
United Kingdom	$85,715	$74,681	$64,977
All other European countries	116,839	110,544	89,895
Asia Pacific	18,401	15,200	12,180

Total	$220,955	$200,425	$167,052

Long-lived assets:
United Kingdom	$100,467	$139,162
All other European countries	104,169	76,517
Asia Pacific	34,746	5,192

Total	$239,382	$220,871

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation: We have audited the accompanying consolidated balance sheets of Interactive Data Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2008. Our audit also included the valuation and qualifying accounts and the activity therein as of and for the years ended December 31, 2008 and 2007 in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the valuation and qualifying accounts and the activity therein as of and for the years ended December 31, 2008 and 2007 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interactive Data Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation:

We have audited Interactive Data Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interactive Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kler’s and NDF, which is included in the 2008 consolidated financial statements of Interactive Data Corporation and constituted $78,212,900 and $54,268,400 of total and net assets, respectively, as of December 31, 2008 and $3,616,800 and $968,700 of revenues and net income, respectively, for the year then ended, each from the respective date of acquisition through December 31, 2008. Our audit of internal control over financial reporting of Interactive Data Corporation also did not include an evaluation of the internal control over financial reporting of Klers and NDF.

In our opinion, Interactive Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Interactive Data Corporation and subsidiaries and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Interactive Data Corporation:

In our opinion, the consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Interactive Data Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers Coopers LLP

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

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006
REVENUE	$750,541	$689,610	$612,403

COSTS AND EXPENSES:
Cost of services	241,880	225,137	198,538
Selling, general and administrative	244,248	239,370	221,787
Depreciation	27,044	23,110	21,925
Amortization	27,686	26,373	25,588

Total costs and expenses	540,858	513,990	467,838

INCOME FROM OPERATIONS	209,683	175,620	144,565
Interest income	7,568	9,025	6,366

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	217,251	184,645	150,931
Income tax expense	74,582	58,662	57,569

NET INCOME BEFORE MINORITY INTEREST	$142,669	$125,983	$93,362
Minority interest, net of taxes	(21)	—	—

NET INCOME	$142,648	$125,983	$93,362

NET INCOME PER SHARE:
Basic	$1.52	$1.34	$1.00
Diluted	$1.48	$1.30	$0.98
Cash dividends declared per common share	$0.65	$1.15	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,984	94,038	93,240
Diluted	96,674	97,060	95,600

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$154,162	$205,470
Marketable securities	74,616	73,465
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,309 and $6,819 at December 31, 2008 and 2007, respectively	109,052	112,432
Prepaid expenses and other current assets	16,039	18,523
Deferred income taxes	6,511	5,276

Total current assets	360,380	415,166
Property and equipment, net	109,210	93,832
Goodwill	550,282	554,842
Intangible assets, net	157,723	159,869
Other assets	4,930	4,517

Total Assets	$1,182,525	$1,228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$17,011	$24,405
Accrued liabilities	85,088	84,706
Payables to affiliates	47	732
Income taxes payable	6,532	16,065
Deferred revenue	34,106	30,524
Dividends payable	18,705	61,331

Total current liabilities	161,489	217,763
Income taxes payable	11,158	7,667
Deferred tax liabilities	39,057	29,785
Other liabilities	10,418	9,487

Total Liabilities	222,122	264,702

Commitments and contingencies (Note 9)
Minority interest	596	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 102,736,504 issued and 93,531,941 outstanding at December 31, 2008 and 101,572,558 issued and 94,343,458 outstanding at December 31, 2007	1,027	1,015
Additional paid-in-capital	976,651	941,265
Treasury stock, at cost, 9,204,563 and 7,229,100 shares, at December 31, 2008 and 2007, respectively	(190,000)	(137,506)
Accumulated earnings	194,733	113,595
Accumulated other comprehensive (loss) income	(22,604)	45,155

Total Stockholders’ Equity	959,807	963,524

Total Liabilities and Stockholders’ Equity	$1,182,525	$1,228,226

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$142,648	$125,983	$93,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,730	49,483	47,513
Amortization of discounts and premiums on marketable securities, net	648	590	243
Deferred income taxes	855	(8,869)	(4,473)
Excess tax benefits from stock-based compensation	(2,020)	(4,171)	(1,640)
Stock-based compensation	14,344	13,364	15,368
Minority interest, net of tax	21	—	—
Provision for doubtful accounts and sales credits	(510)	(74)	(1,001)
Loss on dispositions of fixed assets	325	2,332	910
Changes in operating assets and liabilities, net
Accounts receivable	(1,839)	(8,626)	(13,868)
Prepaid expenses and other assets	(332)	(7,651)	(2,324)
Accounts and taxes payable and payable to affiliates, net	(9,993)	16,315	29,839
Accrued expenses and other liabilities	(2,602)	4,815	8,571
Deferred revenue	(33)	1,071	1,065

NET CASH PROVIDED BY OPERATING ACTIVITIES:	196,242	184,562	173,565

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(45,509)	(36,809)	(38,999)
Purchase of marketable securities	(172,068)	(194,524)	(138,429)
Proceeds from maturities of marketable securities	170,281	163,801	119,909
Acquisition of businesses, net of cash acquired	(43,666)	(24,473)	(33,244)

NET CASH USED IN INVESTING ACTIVITIES:	(90,962)	(92,005)	(90,763)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	17,010	31,413	19,027
Purchase of treasury stock	(52,494)	(31,816)	(31,103)
Common stock cash dividends paid	(103,596)	(47,072)	(74,581)
Excess tax benefits from stock-based compensation	2,020	4,171	1,640

NET CASH USED IN FINANCING ACTIVITIES	(137,060)	(43,304)	(85,017)

Effect of change in exchange rates on cash and cash equivalents	(19,528)	3,768	7,296

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,308)	53,021	5,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	205,470	152,449	147,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,162	$205,470	$152,449

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(75,051)	$(50,322)	$(45,523)
Cash received for interest	$8,181	$9,529	$6,796
Non-cash financing activity:
Dividends declared and unpaid in dividends payable	$18,705	$61,331	$—

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Compen- sation Cost	Accumulated Other Compre- hensive Income	Accumu- lated Earnings	Total Stockholders’ Equity	Total Compre- hensive Income
(in thousands)	Number of Shares	Par Value	Number of Shares	Cost
Balance, December 31, 2005	97,883	$979	4,552	$(74,587)	$851,312	$(3,175)	$3,428	$77,449	$855,406	$—
Exercise of stock options and issuance of deferred and restricted stock units	1,294	12	—	—	15,800	—	—	—	15,812	—
Issuance of stock in connection with employee stock purchase plan	206	2	—	—	3,213	—	—	—	3,215	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	4,196	—	—	—	4,196	—
Purchase of treasury stock	—	—	1,500	(31,103)	—	—	—	—	(31,103)	—
Deferred stock-based compensation	—	—	—	—	(2,818)	3,175	—	—	357	—
Stock-based compensation (Note 7)	—	—	—	—	15,368	—	—	—	15,368	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	29,553	—	29,553	29,553
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	—	—	—	(74,581)	(74,581)	—
Net income	—	—	—	—	—	—	—	93,362	93,362	93,362

Balance, December 31, 2006	99,383	$993	6,052	$(105,690)	$887,071	$—	$32,981	$96,230	$911,585	$122,915

Exercise of stock options and issuance of deferred and restricted stock units	2,004	20	—	—	28,082	—	—	—	28,102	—
Issuance of stock in connection with employee stock purchase plan	186	2	—	—	3,309	—	—	—	3,311	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	9,224	—	—	—	9,224	—
Purchase of treasury stock	—	—	1,177	(31,816)	—	—	—	—	(31,816)	—
Stock-based compensation (Note 7)	—	—	—	—	13,364	—	—	—	13,364	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	12,174	—	12,174	12,174
Common stock dividends awarded to holders of restricted stock units	—	—	—	—	215	—	—	(215)	—	—
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	—	—	—	(108,403)	(108,403)	—
Net income	—	—	—	—	—	—	—	125,983	125,983	125,983

Balance, December 31, 2007	101,573	$1,015	7,229	$(137,506)	$941,265	$—	$45,155	$113,595	$963,524	$138,157

Exercise of stock options and issuance of deferred and restricted stock units	980	10	—	—	12,793	—	—	—	12,803	—
Issuance of stock in connection with employee stock purchase plan	184	2	—	—	4,205	—	—	—	4,207	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	—	3,510	—	—	—	3,510	—
Purchase of treasury stock	—	—	1,976	(52,494)	—	—	—	—	(52,494)	—
Stock-based compensation (Note 7)	—	—	—	—	14,344	—	—	—	14,344	—
Other comprehensive loss (Note 14)	—	—	—	—	—	—	(67,759)	—	(67,759)	(67,759)
Common stock dividends awarded to holders of restricted stock units	—	—	—	—	534	—	—	(534)	—	—
Common stock cash dividends declared to stockholders (Note 8)	—	—	—	—	—	—	—	(60,976)	(60,976)	—
Net income	—	—	—	—	—	—	—	142,648	142,648	142,648

Balance, December 31, 2008	102,737	$1,027	9,205	$(190,000)	$976,651	$—	$(22,604)	$194,733	$959,807	$74,889

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation (the “Company”) is a leading global provider of financial market data, analytics and related services to financial institutions, active traders, and individual investors worldwide. The Company offers its services to its customers through two reportable business segments: Institutional Services and Active Trader Services.

The Institutional Services segment of the Company’s business primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies, money management firms, financial information providers, information media companies, third-party redistributors and outsourcing organizations by providing services that may be used in determining portfolio and individual security valuations, processing transactions, preparing account statements and other reports, addressing regulatory compliance requirements, and conducting investment research and analysis. The Institutional Services segment is composed of three businesses: Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services and Interactive Data Fixed Income Analytics.

The Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently through online brokerage accounts and seek to earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business: eSignal.

On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data, Inc.), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company as of the effective date of the merger. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of December 31, 2008. Interactive Data Corporation prior to the Merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger as discussed in Note 3, “Mergers and Acquisitions” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

Reclassifications:

Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s previously reported consolidated operating income, net income or shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as minority interest.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

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

Marketable securities by security type at December 31, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$74,570	$56	$(10)	$74,616

Marketable securities by security type at December 31, 2007 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$73,439	$41	$(15)	$73,465

There were no sales of our marketable securities for the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” effective January 1, 2008, which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to discussion in Note 15, “Fair Value Measurements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the fair value of the Company’s financial instruments.

The carrying amount of cash, trade receivables, trade payables and accrued expenses approximate their fair value because of the short maturity of these investments.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers. The Company also evaluates its revenue recognition in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as Principal versus net as an Agent”.

Deferred revenue represents contractual billings in excess of revenue recognized. The Company records revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2008, management believes that the Company had no significant concentrations of credit risk. The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on net accumulated unremitted foreign earnings of approximately $143,000,000 which are expected to remain invested indefinitely. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

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

Intangible Assets

Other intangible assets include securities databases, computer software and technology, covenants not to compete, trademarks, service contracts and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized on a straight line basis, which approximate the economic consumption, for periods ranging from three months to twenty five years. The Company reviews the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

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

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use and are capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use.” These costs relate to software used in support of the Company’s back office operations and software by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which typically ranges from three to five years.

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

Translation of Foreign Currencies

The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into US dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders’ equity as accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations as selling, general and administrative expense or revenue depending on the nature of the transaction. The net effect of these transaction adjustments to net income were approximately $5,100,000 and $1,258,000, respectively, for the years ending in 2008 and 2007.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. The Company recorded $5,464,000, $5,798,000 and $4,941,000 in research and development costs during the years ended December 31, 2008, 2007 and 2006, respectively, primarily related to the development of new services. Research and development costs are included in selling, general and administrative expense in accompanying statement of operations.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $7,986,000, $7,447,000 and $6,759,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company follows SFAS 123(R). SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair values. Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“EPS”) and applies the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid in capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 2,298,642, 1,512,400 and 3,515,000 shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Additionally, 6,000 restricted stock units, zero deferred and restricted stock units and 11,620 deferred and restricted stock units were outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these share based awards were antidilutive in fiscal 2008, 2007 and 2006, they may be dilutive in future quarters’ calculations.

Below is a reconciliation of the weighted average number of common shares outstanding (in thousands, except per share information):

	During the Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$142,648	$125,983	$93,362

Denominator:
Weighted average shares used to compute basic EPS	93,984	94,038	93,240
Effect of dilutive securities:
Stock options	2,432	2,823	2,202
Deferred and restricted stock units	258	199	158

Weighted average shares used to compute diluted EPS	96,674	97,060	95,600

Basic EPS	$1.52	$1.34	$1.00
Diluted EPS	$1.48	$1.30	$0.98

2. New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP SFAS 157-1, effective January 1, 2008, did not materially impact the Company’s financial position, results of operations or cash flows. The Company does not expect its adoption of the provisions of FSP SFAS 157-2 to have a material effect on its financial condition, results of operations or cash flows. The adoption of FSP SFAS 157-3 did not materially impact the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities (as amended)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the company in 2008. The Company did not elect the fair value option for any of the Company’s eligible financial instruments and other items, therefore, the adoption of SFAS 159, effective January 1, 2008, did not materially impact the Company’s financial position, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses the issue of the manner in which income tax benefits received on dividends paid to employees holding equity-classified non-vested shares (units or options) should be accounted for when such dividends are charged to retained earnings pursuant to SFAS 123(R). EITF 06-11 concludes that a realized income tax benefit should be recognized as a credit to additional paid-in capital and should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. In addition, the amount of any tax benefits from dividends reclassified in subsequent periods from additional paid-in capital to a reduction of income tax expense or an increase in income tax benefit should increase or decrease, but, be limited to the pool of excess tax benefits available on the reclassification date. EITF 06-11 is effective for the Company in 2008. The adoption of EITF 06-11, effective January 1, 2008, did not materially impact the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company in 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of adopting SFAS 141(R).

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. In January 2009, the minority interest which is recorded in the mezzanine section of the balance sheet as of December 31, 2008 will be reclassed to Noncontrolling Interests in the Stockholders’ Equity section of the balance sheet.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for the Company, prospectively only in 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting FSP SFAS 142-3.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective for the Company in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the Company’s financial statements.

3. Mergers and Acquisitions

Merger with Data Broadcasting Corporation

In 2000, Data Broadcasting Corporation (now known as Interactive Data Corporation) completed the merger with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data, Inc.), a wholly owned subsidiary of Pearson Longman. Pearson Longman, through a series of other entities, is wholly owned by Pearson. Upon completion of the merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company as of the effective date of the merger. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 62% of the Company’s issued and outstanding shares of common stock as of December 31, 2008. Interactive Data Corporation prior to the merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business.

The merger was accounted for as a reverse acquisition. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman. Accordingly, the historical financial statements of Interactive Data Pricing and Reference Data are the historical financial statements of the Company.

Assets acquired totaled $565,373,000 and included cash, goodwill, an investment in MarketWatch, Inc. and intangible assets. Liabilities acquired totaled $127,079,000 and included accounts payable, accrued expenses and deferred tax liabilities. Intangible assets are being amortized over periods ranging from two to eleven years. Accrued acquisition costs include severance, relocation and lease termination costs. As of December 31, 2008, accrued acquisition costs remaining were $43,000. An additional $3,000,000 of acquisition costs were funded by Pearson and treated as additional goodwill and a capital contribution.

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of Japan-based NDF. On December 19, 2008, the Company acquired an additional 1% to increase our ownership to 80% of NDF. In total the Company paid 2,416,000,000 Japanese Yen (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 Japanese Yen (or $10,369,000 at the currency exchange rate at the date of acquisition). This acquisition was funded from the operating cash of the Company. The remaining 20% (or 800 common shares) of minority shareholders interest valued at $581,000 of NDF’s net assets at the acquisition date is being represented on the Company’s Consolidated Balance Sheet. The Company anticipates purchasing the remaining minority shares over the course of the next two fiscal years at an expected incremental purchase price of 604,000,000 Japanese Yen (or approximately $6,700,000 at the current exchange rate at December 31, 2008). In addition, the Company accrued estimated transaction and acquisition costs of $1,346,000, consisting of legal and accounting services. As of December 31, 2008, $130,000 of these accrued costs remain unpaid. We expect the remaining costs to be paid by March 31, 2009. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”), as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from four to eleven years. The weighted average amortization period in total is 10.4 years. The weighted average amortization period by major asset class is: customer list 11.0 years; completed software/technology 5.0 years and non-compete agreement 4.0 years. In connection with the acquisition, the Company recorded $18,622,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of NDF subsequent to the acquisition date.

This acquisition of NDF provides the Company with a strong, direct presence in Japan and advances the Company’s strategy to expand its business in the Asia-Pacific region. Based in Tokyo, NDF is a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. These factors contributed to the recognition of goodwill upon the purchase of NDF. The Company and NDF were partners in a redistribution relationship in Japan for more than 14 years, providing financial institutions with global end-of-day securities pricing, evaluations and reference data for clients’ mission-critical investment operations, including portfolio valuation and accounting. The Company has reviewed EITF, 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” and determined that there was no material transaction settlement between the Company and NDF on the date of acquisition. The Company has changed the name of NDF to Interactive Data Japan KK.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash	$10,369
Accounts receivable, net	1,182
Prepaid expenses and other current assets	40
Fixed assets	57
Customer lists	10,160
Completed software/technology	1,053
Non-compete agreement	56
Deferred tax assets, net	2,187
Other assets	375
Goodwill	18,622

$44,101
Liabilities:
Accounts payable	$2,040
Accrued liabilities	2,850
Deferred revenue	4,133
Income taxes payable	624
Deferred tax liabilities	5,070
Other liabilities	760
Accrued acquisition costs	1,346

$16,823

Minority interest	$581

Total Purchase Price	$26,697

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s, a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company accrued estimated transaction and acquisition costs of $701,000, consisting of legal and accounting services. As of December 31, 2008, $18,000 of these accrued costs remain unpaid. The Company expects the remaining costs to be paid by March 31, 2009. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by “SFAS 141”, as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to eighteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer list 18.0 years; securities database 3.0 years and non-compete agreement 5.0 years. In connection with the acquisition, the Company recorded $16,997,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of Kler’s subsequent to the acquisition date.

Kler’s provides comprehensive, high quality reference data, including corporate actions and taxation information, on Italian and international securities, with coverage of equities, listed and unlisted Italian bonds, funds, simple derivatives and warrants. The acquisition of this business will enable the Company to expand its reference data services and to continue increasing its presence across continental Europe. These factors contributed to the recognition of goodwill upon the purchase of Kler’s. The Kler’s business will be integrated into the Company’s Interactive Data Pricing and Reference Data business.

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

Acquisition of Xcitek

On May 1, 2007, the Company acquired Xcitek, as well as the market data net assets of its affiliate Xcitax, for $25,123,000. This acquisition was funded from operating cash. In addition, the Company accrued estimated transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs. As of December 31, 2008, $154,000 of lease termination costs remain unpaid. The Company expects the majority of the remaining costs to be paid by December 31, 2009.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.6 years. The weighted average amortization period by major asset class is: customer list 11.0 years; securities database 8.0 years and trademark 2.0 years. In connection with the acquisition, the Company recorded $12,093,000 of goodwill, which has been allocated to our Institutional Services segment. Of that total amount, $11,006,000 is expected to be deductible for tax purposes. The Company’s financial statements include the results of operations of Xcitek and Xcitax subsequent to the acquisition date.

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

Acquisition of Quote.com

On March 6, 2006, the Company acquired the net assets of Quote.com and other related assets from Lycos, Inc. The acquired assets comprise four distinct offerings that deliver financial content and trading tools primarily to active traders and individual investors. These include the subscription-based QCharts and LiveCharts services that provide real-time streaming data and access to decision-support tools to help active traders formulate investment strategies, as well as Quote.com, a financial news and analysis website, and Raging Bull, an online investment community and message board site. The Company has integrated the Quote.com business into its eSignal business. The aggregate cash consideration paid for the net assets was $30,000,000 and was funded from the operating cash of the Company. In addition, the Company accrued acquisition costs of $350,000, consisting primarily of legal and accounting services. As of December 31, 2008, all acquisition costs accrued have been paid.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Fixed assets	$205
Customer lists	3,480
Completed software/technology	4,600
Trademarks	300
Deferred tax assets	147
Goodwill	22,530

$31,262
Liabilities:
Accrued liabilities	$10
Deferred revenue	902
Accrued acquisition costs	350

$1,262

Total Purchase Price	$30,000

4. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2008	2007
Computer, office and communication equipment	3-5 years	$146,827	$138,431
Leasehold improvements	Life of lease	39,819	35,203
Furniture and fixtures	5-10 years	28,861	30,835
Purchased and capitalized software	3-5 years	67,622	55,451

		283,129	259,920
Less accumulated depreciation		(173,919)	(166,088)

		$109,210	$93,832

In 2008, the Company capitalized $11,507,000 related to the development of internal use software and recorded related depreciation expense of $3,882,000, $2,436,000 and $3,255,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The remaining book value of the software developed for internal use was $31,184,000 and $23,577,000 as of December 31, 2008 and 2007, respectively.

Total depreciation expense was $27,044,000, $23,110,000 and $21,925,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	December 31, 2008			December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,112	$(87,500)	$612	$87,500	$(87,500)	$—
Securities databases	4.0 years	15,333	(11,582)	3,751	12,692	(10,980)	1,712
Computer software	7.8 years	96,448	(68,776)	27,672	100,005	(66,256)	33,749
Customer lists	11.5 years	266,621	(155,299)	111,322	245,125	(135,829)	109,296
Service contracts	23.6 years	17,690	(4,786)	12,904	17,490	(4,099)	13,391
Trademarks	12.4 years	2,600	(1,138)	1,462	2,600	(879)	1,721

Total		$486,804	$(329,081)	$157,723	$465,412	$(305,543)	$159,869

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/09	$30,212
For year ending 12/31/10	$30,085
For year ending 12/31/11	$23,316
For year ending 12/31/12	$20,267
For year ending 12/31/13	$14,701
For years thereafter	$39,142

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by reportable segment are as follows (in thousands):

	Institutional Services		Active Trader Services		Total
Balance as of December 31, 2006	$381,800		$154,249		$536,049
Goodwill acquired during the year	12,093	(a)	—		12,093
Purchase accounting adjustments	844	(b)	(650	)(c)	194
Impact of change in foreign exchange rates	6,497		9		6,506	(d)
Balance as of December 31, 2007	$401,234		$153,608		$554,842
Goodwill acquired during the year	35,619	(e)	—		35,619
Purchase accounting adjustments	(207	)(f)	—		(207)
Impact of change in foreign exchange rates	(39,824)		(148)		(39,972	)(g)

Balance as of December 31, 2008	$396,822		$153,460		$550,282

The Company has reclassified the above information for 2006 to disclose the components of goodwill by reportable segment.

(a)	Related to our acquisition of Xcitek and Xcitax in the second quarter of 2007. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(b)	Consists primarily of additions to goodwill of deferred tax adjustments related to our acquisition of Interactive Data Managed Solutions (formerly known as IS.Teledata AG) of $1,155,000.
(c)	Related to a purchase price adjustment pertaining to our acquisition of Quote.com.
(d)	Foreign currency translation adjustments totaling $6,506,000 primarily reflecting the weakening of the US Dollar against the UK Pound and the Euro during the twelve months ended December 31, 2007.
(e)	Related to our acquisitions of Kler’s and NDF in the third and fourth quarter, respectively, of 2008. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(f)	Consists of a reduction to goodwill pertaining to our acquisition of Xcitek and Xcitax, primarily related to adjustments to accrued acquisition costs of $207,000.
(g)	Foreign currency translation adjustments totaling a decrease of $39,972,000 primarily reflecting the strengthening of the US Dollar against the UK Pound and the Euro during the twelve months ended December 31, 2008.

6. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2008	2007
Bonus	$21,260	$19,950
Employee related costs	22,865	20,760
Sales commissions	4,097	4,403
Professional services	7,038	7,249
Property costs	3,835	4,245
Third party commissions	4,212	4,185
Sales taxes	1,186	1,766
Data and communication charges	15,210	17,436
Other	5,385	4,712

	$85,088	$84,706

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 868,410 deferred and restricted stock units have been granted as of December 31, 2008. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 which have a one-year vesting period. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the year ended December 31, 2008, we issued a total of 80,516 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the year ended December 31, 2008, our employees purchased an aggregate of 183,318 shares at an average share price of $22.95. At December 31, 2008, 954,451 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under SFAS 123(R) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the years ended December 31, 2008, 2007 and 2006 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

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

For the years ended December 31, 2008 and 2007 and 2006, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Cost of services	$4,015	$4,126	$5,128
Selling, general and administrative	10,329	9,238	10,240

Stock-based compensation expense before income taxes	$14,344	$13,364	$15,368
Income tax benefit	5,076	4,669	5,861

Stock-based compensation expense after income taxes	$9,268	$8,695	$9,507

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $2,020,000, $4,171,000 and $1,640,000 of excess tax benefits for the years ended December 31, 2008, 2007 and 2006 respectively have been classified as a financing cash inflow (and corresponding operating cash outflow).

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

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk free interest rate	1.5%–3.5%	4.2%–4.9%	4.6%–5.1%
Weighted average expected term (in years)	5.7	5.0	4.7
Weighted average expected volatility	24.2%	23.4%	25.9%
Expected dividend yield	2.2%	1.9%	0.0%

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.58, $6.60, and $6.57, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Year ended December 31,
	2008	2007	2006
Risk free interest rate	2.0%–2.4%	4.3%–5.1%	3.7%–5.2%
Expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	33.7%	20.5%	18.3%
Expected dividend yield	2.1%	2.0%	0.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the years ended December 31, 2008, 2007 and 2006 was $6.59, $4.76, and $3.98, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the year ended December 31, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2008	9,827	$18.21
Granted	1,449	24.95
Exercised	(895)	(15.37)
Forfeited	(99)	(22.05)
Expired	(18)	(12.17)

Outstanding at December 31, 2008	10,264	$19.38	6.2	$58,355

Vested and unvested expected to vest at December 31, 2008	9,923	$19.21	6.2	$57,971
Exercisable at December 31, 2008	6,865	$16.89	5.0	$54,528

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing common stock price on the last trading day of the fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $11,695,000, $25,326,000 and $11,715,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and 2001 ESPP during the years ended December 31, 2008, 2007 and 2006 resulted in cash receipts of $17,010,000, $31,413,000 and $19,027,000, respectively. We recognized a tax benefit of $3,510,000, $9,224,000 and $4,196,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the year ended December 31, 2008, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2008	464,978	$23.36
Granted	194,372	25.43
Vested	(110,473)	(21.76)
Forfeited	(8,298)	(25.18)

Unvested at December 31, 2008	540,579	$24.41	1.9	$13,331

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at December 31, 2008 related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$341,000	$16,374,000	$6,547,000
Weighted average period remaining (in years)	1.1	2.6	1.9

The total fair value of all share awards vested during the years ended December 31, 2008, 2007 and 2006 was $13,703,000, $13,021,000 and $15,199,000, respectively.

8. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by our stockholders. At December 31, 2008, no preferred shares have been issued.

In October 2006, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our outstanding shares of common stock. On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the fourth quarter of 2008, we repurchased 363,500 shares of outstanding common stock under the stock buyback program. As of December 31, 2008, 2,795,437 shares remained available for purchase under the stock buyback program.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the fiscal year 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 11, 2007 (1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007 (2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008	$14,117
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	December 10, 2008	$14,054
December 4, 2008 (3)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,705

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
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
(3)	On December 4, 2008, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date: March 31, 2009 and record date March 2, 2009). The dividend declared amount of $18,705,000 is included in dividends payable as of December 31, 2008. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the December 4, 2008 declaration date.

The following table summarizes the dividend activity during the fiscal year 2007:

Declaration Date	Dividend Per Share	Type	Date of Record	Payment Date	Total Amount (in thousands)
February 15, 2007	$0.125	Regular (cash)	March 1, 2007	March 30, 2007	$11,706
May 23, 2007	$0.125	Regular (cash)	June 7, 2007	June 27, 2007	$11,793
August 30, 2007	$0.125	Regular (cash)	September 6, 2007	September 26, 2007	$11,787
November 19, 2007	$0.125	Regular (cash)	December 6, 2007	December 20, 2007	$11,786

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

Future contractual commitments and obligations, as of December 31, 2008, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$178,468	$19,477	$33,672	$31,424	$93,895
Purchase Obligations	23,467	23,467	—	—	—

Total	$201,935	$42,944	$33,672	$31,424	$93,895

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2009. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Rental expense was $22,165,000, $19,205,000 and $17,433,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $43,942,000, as measured at the foreign currency exchange rate between the UK pound and the US dollar at December 31, 2008, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” and Statement of Financial Accounting Standard No. 29 “Determining Contingent Rentals” to account for this contingency at the time of each open market review.

On November 26, 2008, we entered into a new property lease agreement for an additional New York, US office, with a current expiration date of November 2024. The total minimum lease obligation over the lease term will be approximately $41,447,000, none of which is payable until beginning in December 2009. The Company will follow the guidance in Statement of Financial Accounting Standard No. 13 “Accounting for Leases” in accounting for this lease.

In addition to the amounts shown in the table above, $18,801,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with FIN 48, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $2,465,000 for potential interest and penalties at December 31, 2008.

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

10. Income Taxes

The components of income before income taxes are as follows for the years ended December 31:

(In thousands)	2008	2007	2006
Domestic	$155,695	$134,598	$116,821
Foreign	61,556	50,047	34,110

Total	$217,251	$184,645	$150,931

Income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$47,106	$42,271	$38,914
State	12,511	11,650	10,918
Foreign	16,047	14,534	12,119

	$75,664	$68,455	$61,951

Deferred:
Federal	(589)	(6,704)	(2,643)
State	(158)	(1,326)	(972)
Foreign	(335)	(1,763)	(767)

	$(1,082)	$(9,793)	$(4,382)

	$74,582	$58,662	$57,569

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

The components of the Company’s deferred income tax assets / (liabilities) recognized in the financial statements are as follows at December 31 (in thousands):

	2008	2007
Current deferred tax assets:
Accrued expenses	$5,874	$4,686
Accounts receivable allowance	1,650	1,412
Other	727	2,526

Total current deferred assets before valuation allowance	8,251	8,624
Less: current valuation allowance	(1,740)	(3,348)

Total current deferred tax assets	6,511	5,276

Long term deferred tax assets:
Stock based compensation	7,433	5,319
Deferred Compensation	5,035	4,001
Non compete agreements	8,058	10,424
Net operating loss carryforwards	3,864	6,209
Sale of MarketWatch	5,597	5,597
Asset impairment	731	797

Total long-term deferred tax assets before valuation allowance	30,718	32,347
Less: long-term valuation allowance	(8,278)	(9,015)

Total long-term deferred tax assets	22,440	23,332

Long term deferred tax liabilities:
Other intangible assets	(27,355)	(16,359)
Depreciation	(7,107)	(2,587)
Customer lists	(19,734)	(26,442)
Software development	(6,730)	(7,012)
Other	(571)	(717)

Total long term deferred tax liabilities	(61,497)	(53,117)
Net long-term deferred tax liabilities	(39,057)	(29,785)

The Company recorded a long-term deferred tax asset concurrently with the sale of MarketWatch, Inc. to Pearson in fiscal year 2000, which resulted from deferral of the capital loss for tax purposes. In 2005, MarketWatch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. There is uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,597,000 of deferred tax asset, and as such a full valuation allowance has been established. Should the Company determine that it is able to realize future capital gains for which this capital loss carryforward would be available to offset, an adjustment to this valuation allowance would increase income in the period such determination is made.

The Company has a long-term deferred tax asset of $3,864,000 for various net operating loss carryforwards against which a full valuation allowance has been provided since the utilization of the carryforward is dependent upon various foreign and state tax limitations. In 2008, a decrease of $27,000 related to foreign exchange was recorded to the deferred tax asset and the related valuation allowance on German net operating loss. Additionally, a decrease of $2,318,000 was recorded to the deferred tax asset and the related valuation allowance due to the acceptable utilization of net operating losses in an income tax settlement of a local jurisdiction for the year 2000 – 2002 audit periods. The net operating loss carryforwards were obtained in the acquisition of Data Broadcasting Corporation and are still available pursuant to various statutes of limitations.

Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.9	4.0	4.6
Foreign income taxed at different statutory rates	(4.1)	(4.7)	(2.1)
Other, net	(0.6)	(3.0)	(0.5)
Stock based compensation pursuant to SFAS 123(R)	0.1	0.5	1.1

Effective tax rate	34.3%	31.8%	38.1%

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated unremitted foreign earnings of approximately $143,000,000 which are expected to remain permanently invested in the foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

In 2008, the Company recorded net discrete tax benefits of $2,367,000 equivalent to 1.1% of our annual rate. The net discrete tax benefits in 2008 were attributed to (i) the release of state tax reserves and interest resulting from the settlement of various state audits, (ii) realized tax benefits related to stock-based compensation expense, (iii) Research and Development Credits in the UK for prior years, (iv) a net benefit resulting from a tax provision to tax return adjustment with respect to the filing of our 2007 federal and state tax returns, and (v) the release of tax reserves and interest resulting from the expiration of statute of limitations offset by (vi) an interest expense charge on tax reserves for unrecognized tax benefits.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no material changes to our unrecognized tax benefits in 2008. As of December 31, 2008, the Company had approximately $15,930,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. In 2008, the Company released $474,000 in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and a $1,670,000 reduction related to foreign exchange on reserves for prior years. Additionally, we released $1,068,000 related to settlements of various state audits. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of December 31, 2008, we have gross unrecognized tax benefits totaling $12,677,000, including $1,095,000 of accrued interest, recorded as non-current taxes payable on the balance sheet.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, the Company had a balance of $2,465,000 related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2005 through 2007 tax years remain subject to examination for federal, 2002 through 2007 for significant states, and 2005 through 2007 for foreign tax authorities.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	2008	2007
Balance at January 1	$18,708	$11,737
Additions based on tax positions related to the current year	2,830	4,056
Additions based on tax positions related to prior years	475	4,470
Expiration of statute of limitations	(474)	(1,064)
Reductions for tax positions of prior years	(1,670)	(247)
Settlements	(1,068)	(244)

Balance at December 31	$18,801	$18,708

11. Retirement Plans

Pearson, Inc. Savings and Investment Plan

The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s contributions if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Pearson 401(k) Excess Plan. This plan allows those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans are determined as a percentage of covered salary and amounted to $5,865,000, $5,767,000 and $5,045,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2008, 2007 and

2006, the Company contributed $1,752,000, $1,765,000 and, $1,640,000, respectively. The related contributions for 2007 and 2006 have been made. The contribution for 2008 is expected to be made by April 2009 and has been accrued in the Company’s 2008 result of operations.

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

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

	Year Ended December 31,
(In thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$9,739	$9,523
Service cost	—	—
Interest cost	543	512
Amendments	9	—
Actuarial (gain) loss	(266)	145
Benefits paid	(399)	(441)

Benefit obligation at end of year	$9,626	$9,739

Change in plan assets:
Fair value of plan assets at beginning of year	$9,693	$9,005
Actual return on plan assets	(3,086)	483
Employer contribution	405	646
Benefits paid	(399)	(441)

Fair value of plan assets at end of year	$6,613	$9,693

Reconciliation of funded status:
Benefit obligation at end of year	$9,626	$9,739
Fair value of plan assets at end of year	6,613	9,693

Unfunded status at end of year	$3,013	$46

Net amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
(In thousands)	2008	2007
Net prior service cost	$29	$23
Net losses	5,245	1,798

Accumulated other comprehensive loss	$5,274	$1,821

The net periodic benefit cost for the years ended December 31:

	2008	2007	2006
Components of net periodic benefit cost (in thousands):
Service cost	$—	$—	$—
Interest cost	544	512	489
Expected return on plan assets	(699)	(605)	(634)
Amortization of prior service costs	2	2	2
Amortization of net losses	67	79	133

Net periodic benefit cost	$(86)	$(12)	$(10)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
(In thousands)	2008	2007
Projected benefit obligation	$9,626	$9,739
Accumulated benefit obligation	$9,626	$9,739
Fair value of plan assets	$6,613	$9,693
Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

	2008	2007
Discount rate	6.25%	6.05%
Rate of compensation increase	4.50%	4.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2008	2007
Discount rate	6.05%	5.85%
Expected return on plan assets	7.60%	7.50%
Rate of compensation increase	4.50%	4.50%

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

The Company’s pension plan weighted-average asset allocation by asset category is as follows:

	Year Ended December 31,
	2008	2007
Equity securities	50%	59%
Debt securities	35%	34%
Other	15%	7%

Total	100%	100%

It is the Company’s intention to meet the pension obligations as they come due. The Company employs advisors to assist it in the determination of optimum asset allocation.

The expected cash flows from the Pension Plan for the years 2009 through 2018 is as follows:

(In thousands)	Total
Year
2009	$890
2010	$897
2011	$897
2012	$807
2013	$709
2014 through 2018	$3,646

The expected contribution to the Pension Plan in 2009 is $1,324,000. All current and future pension contributions are reported in operating cash flows.

Non- US Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The pension expense incurred by the Company related to these plans for the years ended December 31, 2008, 2007 and 2006 was $6,272,000, $5,408,000 and $5,141,000, respectively. In the fourth quarter of 2007, the Company made a special funding payment of approximately $4,900,000 to Pearson, which is an advance on future required contributions.

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

Many of the services provided by Pearson afford the Company administrative convenience and the Company believes the terms of such services are substantially equal to or more favorable to the Company than if the Company had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson include (i) administering the 401(k) savings plan (and related excess plans), the UK pension plan, and employee health benefit plans in the UK and the US and insurance plans, (ii) use of a back-up disaster recovery site in the UK, (iii) travel services, and (iv) accounting related services for certain of the subsidiaries of the Company, primarily in the UK. In addition to these services, the Company also licenses an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of the Company’s businesses from time to time purchase advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by the Company to Pearson include the provision of financial data and related services and the sub-lease of space in our Hayward, CA office. A majority of the charges for services from Pearson and its affiliates to the Company are at cost. With respect to the services the Company provides to Pearson and its affiliates, the Company charges fees that are no less than the fees charged to similar users. The Company believes that the terms and conditions of these transactions are fair and reasonable.

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

In 2001, the Company entered into a trademark license agreement with Pearson’s Financial Times Group authorizing the Company to use the “FT” and “Financial Times” trademarks and logos in its businesses. The license grants the Company the right to use the FT and Financial Times brands for one UK pound sterling. This license, which was renewed for a one-year term on March 7, 2008, automatically renews for subsequent one-year terms unless terminated. The license is subject to quality control standards, restrictions on sublicensing the trademarks to third parties and certain other restrictions. The Independent Committee of the Company’s Board of Directors approved this agreement on the Company’s behalf. In February 2007, the Company commenced a re-branding campaign and in connection with this campaign, the Company ceased the active use of the “FT” and “Financial Times” trademarks and logos in its business

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s balance sheet. For the years ended December 31, 2008, 2007 and 2006, the Company recorded revenue of $ 900,000, $772,000 and $755,000, respectively, for services provided to Pearson. For the years ended December 31, 2008, 2007 and 2006, the Company recorded expense of $4,229,000, $4,682,000 and $4,250,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2008 and 2007 was $47,000 and $732,000, respectively, and is included in payables to affiliates.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the twelve months ended December 31, 2008, 2007 and 2006.

Reportable segment financial information is as follows (in thousands):

(In thousands)	2008	%	2007	%	2006	%
Revenue (a):
Institutional Services	$661,638	88%	$601,247	87%	$530,416	87%
Active Trader Services	88,903	12%	88,363	13%	81,987	13%

Total	$750,541	100%	$689,610	100%	$612,403	100%

Income (loss) from operations (b):
Institutional Services	$286,297	136%	$248,891	142%	$221,354	153%
Active Trader Services	28,389	14%	27,819	16%	22,828	16%
Corporate and unallocated (c)	(105,003)	(50)%	(101,090)	(58)%	(99,617)	(69)%

Total	$209,683	100%	$175,620	100%	$144,565	100%

Identifiable assets:
Institutional Services	$940,994	79%	$982,381	80%
Active Trader Services	185,591	16%	197,750	16%
Corporate and unallocated (d)	55,940	5%	48,095	4%

Total	$1,182,525	100%	$1,228,226	100%

The following table reconciles income (loss) from operations to income before income taxes and minority interest as of December 31:

(in thousands)	2008	2007	2006
Income (loss) from operations (b):	$209,683	$175,620	$144,565
Interest Income	7,568	9,025	6,366

Income before income taxes and minority interest	$217,251	$184,645	$150,931

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and minority income.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company. Effective January 1, 2007, the Company changed its method of allocation as it relates to certain US and UK costs, such as personnel, premises and marketing and advertising costs. Specifically, such costs which had been historically allocated to the Institutional reportable segment were re-allocated to Corporate and unallocated to reflect the fact that such expenditures benefited the entire organization. The equivalent cost for 2006 of approximately $21,363,000 has been reclassified to Corporate and unallocated to conform to the current year presentation.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments as of September 30, 2007. Prior year Goodwill and Intangible asset balances at December 31, 2006 which had been recorded to Corporate and unallocated in previous years have been reclassified to the two reportable segments to conform to the current year presentation.

Reportable segment information for capital additions and depreciation expense for the years ending December 31, are as follows:

(in thousands)	Capital Additions			(in thousands)	Depreciation
	2008	2007	2006		2008	2007	2006
Institutional Services	$25,159	$23,313	$21,292	Institutional Services	$17,016	$13,815	$14,484
Active Trader Services	7,014	7,056	5,419	Active Trader Services	5,468	4,340	4,062
Corporate and unallocated	13,336	6,440	12,288	Corporate and unallocated	4,560	4,955	3,379

Total	$45,509	$36,809	$38,999	Total	$27,044	$23,110	$21,925

The Company has allocated capital additions and depreciation expense as of December 31, 2007. Prior period amounts for 2006 have been reclassified to conform to the current year presentation.

The Company’s distribution by major geographic region is as follows for the years ending December 31:

(In thousands)	2008	2007	2006
Revenue:
United States	$529,586	$489,185	$445,351
United Kingdom	85,715	74,681	64,977
All other European countries	116,839	110,544	89,895
Asia Pacific	18,401	15,200	12,180

Total	$750,541	$689,610	$612,403

Long-lived assets:
United States	$582,763	$592,189
United Kingdom	100,467	139,162
All other European countries	104,169	76,517
Asia Pacific	34,746	5,192

Total	$822,145	$813,060

14. Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	December 31,
(In thousands)	2008	2007
Unrealized (loss) gain on securities (net of tax, $(51) as of December 31, 2008 and $901 as of December 31, 2007)	$(78)	$1,320
Foreign currency translation adjustment	(17,252)	45,656
Minimum pension liability/unrecognized losses	(5,274)	(1,821)

Total accumulated other comprehensive (loss) income	$(22,604)	$45,155

The components of comprehensive income were as follows:

	December 31,
(In thousands)	2008	2007	2006
Net Income	$142,648	$125,983	$93,362
Unrealized (loss) gain on securities (net of tax, $(918), $188 and $309 as of December 31, 2008, 2007 and 2006, respectively)	(1,398)	276	499
Pension adjustment	(3,454)	(180)	759
Foreign currency translation adjustment	(62,907)	12,078	28,295

Total comprehensive income	$74,889	$138,157	$122,915

15. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. As discussed in Note 2 above, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS 157-2.

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

The three levels of the fair value hierarchy established by SFAS 157 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table provides a summary of the fair values of the Company’s assets and liabilities required under SFAS 157:

(in thousands)	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents- Money Market Funds	$36,201	$—	$—	$36,201
Cash equivalents (1)	—	17,813	—	17,813
Marketable Securities – Available for Sale (2)	—	74,616	—	74,616
Other (3)	4,884	—	—	4,884

Total Assets	$41,085	$92,429	$—	$133,514

(in thousands)	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$4,884	—	—	$4,884

Total Liabilities	$4,884	$—	$—	$4,884

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust and a corresponding non-qualified deferred compensation plan liability. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

16. Minority (Noncontrolling) Interest

At December 31, 2008, the Company’s economic ownership interest in NDF was 80% and the recognition by the Company of the financial results of NDF is determined based on the percentage of the Company’s economic ownership interest in this entity. The portion of income or loss in NDF not attributable to the Company’s economic ownership interests is classified in the financial statements as “Minority interest” and is subtracted from Net income before minority interest to arrive at consolidated net income in the financial statements. As of December 31, 2008 minority shareholders owned 20% of NDF and the value of this Minority interest was $596,000 on the Consolidated Balance Sheet. Refer to discussion in Note 3, “Mergers and Acquisitions” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the acquisition of NDF.

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2008. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2008
Revenue	$181,711	$186,149	$188,589	$194,092	$750,541
Total costs and expenses	132,771	136,178	134,908	137,001	540,858
Income from operations	48,940	49,971	53,681	57,091	209,683
Interest income	2,349	1,966	1,893	1,360	7,568
Income tax expense	18,991	18,410	18,859	18,322	74,582
Net income	$32,298	$33,527	$36,715	$40,108	$142,648

Net income per share—basic	$0.34	$0.36	$0.39	$0.43	$1.52
Net income per share—diluted	$0.33	$0.35	$0.38	$0.42	$1.48
Cash dividend declared per common share	$—	$0.15	$0.30	$0.20	$0.65

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2007
Revenue	$162,535	$169,968	$175,027	$182,080	$689,610
Total costs and expenses	123,723	125,988	127,163	137,116	513,990
Income from operations	38,812	43,980	47,864	44,964	175,620
Interest income	1,865	2,062	2,405	2,693	9,025
Income tax expense	15,058	16,901	10,930	15,773	58,662
Net income	$25,619	$29,141	$39,339	$31,884	$125,983

Net income per share—basic	$0.27	$0.31	$0.42	$0.34	$1.34
Net income per share—diluted	$0.27	$0.30	$0.40	$0.33	$1.30
Cash dividend declared per common share	$0.125	$0.125	$0.125	$0.775	$1.15

Interactive Data Corporation and Subsidiaries

For the Years Ended December 31, 2008, 2007, and 2006

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2008	$6,819	$19,274	$(865	)(A)	$18,919	$6,309
Year Ended December 31, 2007	$6,893	$11,663	$179	(A)	$11,916	$6,819
Year Ended December 31, 2006	$7,894	$8,421	$464	(A)	$9,886	$6,893

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustments associated with acquisitions.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation Allowance
Year Ended December 31, 2008	$12,363	$—	$—	$2,345	$10,018
Year Ended December 31, 2007	$12,177	$529	$—	$343	$12,363
Year Ended December 31, 2006	$12,177	$—	$—	$—	$12,177

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2008. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s evaluation of internal control over financial reporting as of December 31, 2008 excluded evaluations of the internal control over financial reporting of Kler’s and NDF which were acquired in August and December 2008, respectively. Kler’s and NDF total and net assets were $78,212,900 and $54,268,400, respectively as of December 31, 2008. Kler’s and NDF revenues and net income were $3,616,800 and $968,700, respectively for the year ended December 31, 2008. These results have been included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance of the Registrant

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

The information concerning the Company’s Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Corporate Governance” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or (c)(3).

The information concerning the Company’s Audit Committee required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Audit Committee” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

That portion of our definitive Proxy Statement appearing under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders (1)	10,820,744	$18.38	8,840,095	(2)
Equity Compensation Plans not Approved by Securityholders	—	—	—

Total	10,820,744	$18.38	8,840,095	(2)

(1)	Includes our 2000 Long-Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, and our UK Savings Related Share Option Plan.
(2)

Represents 954,451 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and our UK Savings Related Share Option Plan as well as 7,885,644 shares available for future issuance under our 2000

Long-Term Incentive Plan. Under the terms of our 2000 Long-Term Incentive Plan, the Compensation Committee of our Board of Directors is able to grant stock-based awards representing up to 20% of the total number of shares of our common stock outstanding at the date of grant. Accordingly, the number of shares of common stock available for stock-based awards under our 2000 Long-Term Incentive Plan varies from time to time.

(3)	Includes the number of shares of common stock issuable upon the settlement of outstanding deferred and restricted stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

That portion of our definitive Proxy Statement appearing under the captions “Related Party Transactions” and “Independence” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

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

(b). Exhibits

The exhibits to this Form 10-K are listed below.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)

2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)

2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)

2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)

3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

3.2	Amended and Restated By-laws of Interactive Data Corporation. (Exhibit 3.2 to registrant’s Form 8-K filed on December 19, 2006.)

10.1	Registration Rights Agreement, dated as of June 25, 1992, between Financial News Network, Inc., on the one hand, and Allan R. Tessler and Alan J. Hirschfield, on the other hand. (Exhibit 28.5 to registrant’s Current Report on Form 8-K filed on June 30, 1992.)

10.2	Data Broadcasting Corporation Stock Option Plan, as amended through September 13, 1994. (Exhibit 10.2 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.3	Interactive Data Corporation Amended and Restated 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.)**

10.4	Interactive Data Corporation Executive Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,2008.)**

Exhibit Number	Description of Exhibits

10.5	Form of 2004 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.21 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**

10.6	Forms of Amended and Restated 2003 and 2004 Executive Officer Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)**

10.7	Form of 2005 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005).**

10.8	Form of 2005 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

10.9	Form of Amended and Restated 2005 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.10	Form of 2006 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)**

10.11	Form of Amended and Restated 2006 Executive Officer Restricted Stock Unit Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)**

10.12	Form of 2006 and 2007 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

10.13	Form of Amended and Restated 2006 Non-Employee Director Restricted Stock Unit Award Agreement under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.14	Form of 2007 and 2008 Executive Officer Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.15	Form of 2007 and 2008 Executive Officer Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.16	Form of 2008 Non-Employee Director Restricted Stock Unit Award.

10.17	Form of 2009 Executive Officer Non-Qualified Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan.**

10.18	Form of 2007 Non-Employee Director Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.21 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.19	Interactive Data Corporation Compensation Plan for Non-Employee Directors, as amended as of December 11, 2007.

Exhibit Number	Description of Exhibits
10.20	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Alan J. Hirschfield. (Exhibit 10.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.21	Letter Agreement, dated November 14, 1999, between Data Broadcasting Corporation and Allan R. Tessler. (Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)**

10.22	Trade Mark License Agreement, dated March 7, 2001, between Data Broadcasting Corporation and The Financial Times Limited. (Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.23	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.24	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.25	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.26	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.27	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

10.28	Amendment No. 2 to Management Services Agreement, dated September 16, 2004. (Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.29	Amendment No. 3 to Management Services Agreement dated September 16, 2004. (Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.30	Amendment No. 4 to Management Services Agreement dated September 16, 2004. (Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.31	Amendment No. 5 to Management Services Agreement effective as of July 1, 2004. (Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)**

10.32	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.33	The Pearson 1988 Executive Share Option Scheme. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.34	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.35	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.36	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.37	Pearson, Inc. Excess Savings and Investment Plan. (Exhibit 10.17 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.38	Pearson, Inc. Supplemental Executive Retirement Plan (Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)**

10.39	Pearson plc Long-Term Incentive Plan (Exhibit 10.31 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.40	Pearson Inc. Pension Plan (Exhibit 10.32 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

Exhibit Number	Description of Exhibits
10.41	Amendment to Pearson Inc. Pension Plan with effective date January 1, 2002 (Exhibit 10.33 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.42	Amendment to Pearson Inc. Pension Plan dated May 30, 2002 (Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.43	Amendment to Pearson Inc. Pension Plan with effective date November 20, 2003 (Exhibit 10.35 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.44	Pearson plc Pension Plan (Exhibit 10.36 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.45	Andrew J. Hajducky Offer Letter (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed June 13, 2006)**

10.46	2008 Executive Management Bonus Plan (registrant’s Current Report on Form 8-K filed March 11, 2008)**

10.47	Mark Hepsworth Particulars of Employment (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.48	Mark Hepsworth Letter of Appointment (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.49	Letter Agreement between Interactive Data Corporation and Mark Hepsworth (Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.50	Second Secondment Extension Contract by and between Interactive Data Corporation and Mark Hepsworth**

21	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

*	Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.
**	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ STUART J. CLARK
Stuart J. Clark Chief Executive Officer

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 27, 2009.

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