Form 10-Q
period 2009-03-31
INTERACTIVE DATA CORP/MA/
filed 2009-05-04
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(781) 687-8500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of April 23, 2009 was 94,052,266.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
REVENUE	$186,034	$181,711
COSTS AND EXPENSES:
Cost of services	60,425	60,191
Selling, general and administrative	62,647	59,221
Depreciation	7,117	6,505
Amortization	7,513	6,854

Total costs and expenses	137,702	132,771

INCOME FROM OPERATIONS	48,332	48,940
Interest income	646	2,349

INCOME BEFORE INCOME TAXES	48,978	51,289
Income tax expense	16,930	18,991

NET INCOME	32,048	32,298
Less: Net income attributable to noncontrolling interest	(107)	—

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$31,941	$32,298

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	$0.34	$0.34
Diluted	$0.33	$0.33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93,693	94,270
Diluted	96,006	97,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$159,537	$154,162
Marketable securities	84,538	74,616
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,192 and $6,309 at March 31, 2009 and December 31, 2008, respectively	127,450	109,052
Prepaid expenses and other current assets	18,781	16,039
Deferred income taxes	6,855	6,511

Total current assets	397,161	360,380

Property and equipment, net	107,448	109,210
Goodwill	547,723	550,282
Intangible assets, net	148,674	157,723
Other assets	4,337	4,930

Total Assets	$1,205,343	$1,182,525

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$17,753	$17,011
Accrued liabilities	67,949	85,088
Payables to affiliates	101	47
Income taxes payable	19,155	6,532
Deferred revenue	40,933	34,106
Dividends payable	—	18,705

Total current liabilities	145,891	161,489

Income taxes payable	11,321	11,158
Deferred tax liabilities	38,571	39,057
Other liabilities	13,892	10,418

Total Liabilities	209,675	222,122

Commitments and contingencies (Note 6)

Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 103,172,509 issued and 93,967,946 outstanding at March 31, 2009, and 102,736,504 issued and 93,531,941 outstanding at December 31, 2008	1,031	1,027
Additional paid-in-capital	988,446	976,651
Treasury stock, at cost, 9,204,563 shares at March 31, 2009 and December 31, 2008	(190,000)	(190,000)
Accumulated earnings	226,601	194,733
Accumulated other comprehensive loss	(30,868)	(22,604)

Total Interactive Data Corporation stockholders’ equity	995,210	959,807

Noncontrolling interest	458	596

Total Equity	995,668	960,403

Total Liabilities and Equity	$1,205,343	$1,182,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2008 (Audited)	102,737	$1,027	$976,651	9,205	$(190,000)
Exercise of stock options and issuance of deferred and restricted stock units	337	3	3,708	—	—
Issuance of stock in connection with employee stock purchase plan	99	1	1,960	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	177	—	—
Stock-based compensation (Note 2)	—	—	5,877	—	—
Reclassification of noncontrolling interest under SFAS 160	—	—	—	—	—
Other comprehensive loss (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	73	—	—
Net income	—	—	—	—	—

Balance, March 31, 2009	103,173	$1,031	$988,446	9,205	$(190,000)

	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, December 31, 2008 (Audited)	$194,733	$(22,604)	$—	$959,807	—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	3,711	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,961	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	177	—
Stock-based compensation (Note 2)	—	—	—	5,877	—
Reclassification of noncontrolling interest under SFAS 160	—	—	351	351	—
Other comprehensive loss (Note 12)	—	(8,264)	—	(8,264)	(8,264)
Common stock dividends awarded to holders of restricted stock units	(73)	—	—	—	—
Net income	31,941	—	107	32,048	32,048

Balance, March 31, 2009	$226,601	$(30,868)	$458	$995,668	$23,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$32,048	$32,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,630	13,359
Amortization of discounts and premiums on marketable securities, net	437	167
Deferred income taxes	(934)	(590)
Excess tax benefits from stock-based compensation	(134)	(424)
Stock-based compensation	5,877	3,473
Provision for doubtful accounts and sales credits	(77)	39
Loss on dispositions of fixed assets	35	7
Changes in operating assets and liabilities, net	(15,096)	(5,941)

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,786	42,388

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(5,736)	(6,902)
Purchase of marketable securities	(70,183)	(34,826)
Proceeds from maturities of marketable securities	59,813	51,192

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,106)	9,464

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,672	4,735
Purchase of treasury stock	—	(13,216)
Common stock cash dividends paid	(18,746)	(61,325)
Excess tax benefits from stock-based compensation	134	424

NET CASH USED IN FINANCING ACTIVITIES	(12,940)	(69,382)
Effect of change in exchange rates on cash and cash equivalents	(2,365)	2,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,375	(15,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,162	205,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,537	$190,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K filed on February 27, 2009. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of March 31, 2009, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 990,627 deferred and restricted stock units have been granted as of March 31, 2009. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 which have a one-year vesting period. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the three months ended March 31, 2009, we issued a total of 11,385 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the three months ended March 31, 2009, our employees purchased an aggregate of 99,225 shares at an average share price of $19.76. At March 31, 2009, 855,226 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2009 and 2008 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

SFAS 123(R) supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). We adopted SFAS 123(R), as of January 1, 2006, using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award.

For the three months ended March 31, 2009 and 2008, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cost of services	$996	$990
Selling, general and administrative	4,881	2,483

Stock-based compensation expense before income taxes	$5,877	$3,473
Income tax benefit	2,032	1,267

Stock-based compensation expense after income taxes	$3,845	$2,206

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, our former CEO Stuart J. Clark stepped down as President and Chief Executive Officer effective March 2, 2009. Mr. Clark remains employed by the Company as an advisor, with full retirement expected to occur no later than August 1, 2009 or earlier upon agreement. In connection with his planned retirement, Mr. Clark was awarded 61,884 restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant will vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark will be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1,348,000 based on the fair value of the Company’s share price on March 2, 2009.

With respect to Mr. Clark’s equity awards that were outstanding as of March 2, 2009, the following award modifications were made: (i) the vesting of his equity awards will accelerate in full as of the Full Retirement Date and (ii) the post-termination exercise period of his stock options was extended from 90 days to two years from the Full Retirement Date (or the option expiration date, if earlier).

As of March 2, 2009, Mr. Clark had 1,100,000 outstanding stock options, of which 1,013,125 were vested, and 52,588 outstanding unvested restricted stock units. The equity award modifications, as described above, were evaluated by the Company and it was determined that there were two types of modifications under SFAS 123(R), a Type I modification (Probable to Probable), which addressed Mr. Clark’s vested options that would have the post-termination exercise period extended from 90 days, under the original award agreement, to two years from his Full Retirement Date (or if earlier, the option expiration date); and a Type III modification (Improbable to Probable), which addressed Mr. Clark’s unvested awards that would now be vested upon his Full Retirement Date, and that would have otherwise been forfeited under the terms of the original award agreement. The total modification charges, calculated by the Company under the methods prescribed by SFAS 123(R), were $864,000.

The Company determined that Mr. Clark’s explicit requisite service period for all awards as of March 2, 2009 was nonsubstantive given his Full Retirement Date was expected to be no later than August 1, 2009 or earlier upon agreement. This effectively allows Mr. Clark to retire at any point between March 2, 2009 and August 1, 2009 and receive the full benefit of the new award, as well as the modified prior awards. Therefore, the Company expensed the full cost of Mr. Clark’s new grant award and the modification of his existing awards (totaling $2,212,000) on March 2, 2009.

Valuation Assumptions

The estimated fair value of the options granted during 2009 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates are subject to final determination by our Board of Directors.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 was $5.08. No stock option awards were granted during the three months ended March 31, 2009.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2009	2008
Risk free interest rate	—	2.2%
Weighted average expected term (in years)	—	5.0
Weighted average expected volatility	—	22.6%
Expected dividend yield	—	1.9%

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2009	2008
Risk free interest rate	0.4%	2.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	57.3%	29.9%
Expected dividend yield	3.7%	1.9%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended March 31, 2009 and 2008 was $6.47 and $6.07, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the three months ended March 31, 2009, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2009	10,264	$19.38
Granted	—	—
Exercised	(325)	(11.50)
Forfeited	(18)	(25.86)
Expired	(17)	(26.29)

Outstanding at March 31, 2009	9,904	$19.62

Vested and unvested expected to vest at March 31, 2009	9,595	$19.46
Exercisable at March 31, 2009	6,815	$17.39

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP for the three months ended March 31, 2009, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2009	540,579	$24.41
Granted	122,217	21.92
Vested	(7,736)	(25.06)
Forfeited	1,687	29.03

Unvested at March 31, 2009	656,747	$23.95

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at March 31, 2009 related to our non-vested employee stock purchase plan, stock option and deferred and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$664,000	$14,010,000	$6,190,000
Weighted average period remaining (in years)	0.7	2.5	2.0

3. Marketable Securities

The Company follows SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in accounting for our marketable securities. Investments consist of high-grade municipal obligations with original maturities of greater than 90 days and remaining maturities of less than one year. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive loss as a component of stockholders’ equity.

Marketable securities by security type at March 31, 2009 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$84,504	$43	$(9)	$84,538

Marketable securities by security type at December 31, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$74,570	$56	$(10)	$74,616

There were no significant sales of our marketable securities for the three months ended March 31, 2009 and the year ended December 31, 2008.

4. Segment Information

We operate in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations such as service bureaus and custodian banks. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with real-time data covering equities, derivative instruments, futures, fixed income securities and foreign exchange on a global basis as well as other financial market data. Our Real-Time Services business also includes our Interactive Data Managed Solutions business, which offers customized web-based financial market information solutions.

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics designed to help manage risks and measure the performance of diversified portfolios.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently through online brokerage accounts and seek to earn a substantial portion of their income from trading. The Active Trader Services segment is composed of the following business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools through a wide range of desktop solutions to assist in their analysis of securities traded on all major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities.

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2009 and 2008.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue (a):
Institutional Services	$164,952	$159,889
Active Trader Services	21,082	21,822

Total	$186,034	$181,711

Income (loss) from operations (b):
Institutional Services	$70,994	$67,825
Active Trader Services	6,477	6,619
Corporate and unallocated (c)	(29,139)	(25,504)

Total	$48,332	$48,940

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Identifiable assets by reportable segment:
Institutional Services	$962,513	$940,994
Active Trader Services	186,744	185,591
Corporate and unallocated (d)	56,086	55,940

Total	$1,205,343	$1,182,525

The following table reconciles income (loss) from operations to income before income taxes as of March 31 (in thousands):

	Three Months Ended March 31,
	2009	2008
Income (loss) from operations (b):	$48,332	$48,940
Interest Income	646	2,349

Income before income taxes	$48,978	$51,289

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	Does not include any Goodwill or Intangible assets. All Goodwill and Intangible assets have been allocated to the two reportable segments.

5. Earnings Per Share

We calculate earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“EPS”) and apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid in capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 2,984,204 and 1,516,525 shares of common stock during the three months ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three months ended March 31, 2009 and 2008, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three months ended March 31, 2009 and 2008 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income – Interactive Data Corporation	$31,941	$32,298
Denominator:
Weighted average shares used to compute basic EPS	93,693	94,270
Effect of dilutive securities:
Stock options	1,944	2,832
Deferred and restricted stock units	369	250

Weighted average shares used to compute diluted EPS	96,006	97,352

Basic EPS	$0.34	$0.34
Diluted EPS	$0.33	$0.33

6. Commitments and Contingencies

There have been no material changes to our commitments and contingencies since December 31, 2008. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.)

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

7. Income Taxes

For the three months ended March 31, 2009, the Company’s quarterly effective tax rate after discrete items was 34.6% as compared to 37.0% for the three months ended March 31, 2008. The Company’s estimated annual effective tax rate for the three months ended March 31, 2009 was 34.6%, excluding the net discrete tax benefit of $8,000 recorded in the first quarter of 2009. The net discrete benefit in the first quarter was attributable to (i) realized tax benefits related to (a) stock-based compensation expense and (b) a release of tax reserves and interest resulting from the settlement of a state audit, offset by (ii) an interest expense charge on tax reserves for unrecognized tax benefits.

The decrease in the first quarter 2009 estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is attributable to (i) an increase in income generated in lower tax rate jurisdictions, (ii) a reduction in stock-based compensation expense for incentive stock options under SFAS 123(R), (iii) a lower estimated annual effective state income tax rate, (iv) extension of the research and development credit signed into law on October 3, 2008, and (v) the reduction of nondeductible executive compensation pursuant to Internal Revenue Code Section 162(m), offset by (vi) a decrease in tax exempt interest.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). There were no material changes to the Company’s unrecognized tax benefits in the first quarter. As of March 31, 2009, the Company had approximately $19,089,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $1,100,000 of its currently remaining unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company had approximately $2,647,000 of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2005 through 2007 tax years remain subject to examination for federal taxes, 2002 through 2007 tax years for states where the Company has significant income, and 2005 through 2007 tax years for foreign tax jurisdictions.

8. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	March 31, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,089	$(87,504)	$585	$88,112	$(87,500)	$612
Securities databases	4.0 years	15,214	(11,835)	3,379	15,333	(11,582)	3,751
Computer software	7.8 years	95,420	(69,992)	25,428	96,448	(68,776)	27,672
Customer lists	11.5 years	265,655	(160,513)	105,142	266,621	(155,299)	111,322
Service contracts	23.6 years	17,690	(4,959)	12,731	17,690	(4,786)	12,904
Trademarks	12.4 years	2,600	(1,191)	1,409	2,600	(1,138)	1,462

Total		$484,668	$(335,994)	$148,674	$486,804	$(329,081)	$157,723

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/10	$29,883
For year ending 12/31/11	$23,123
For year ending 12/31/12	$20,089
For year ending 12/31/13	$14,524
For year ending 12/31/14	$9,424
For years thereafter	$29,123

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2009 is $22,508,000.

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2008	$396,822	$153,460	$550,282
Purchase accounting adjustments	(a) 1,746	—	1,746
Impact of change in foreign exchange rates	(4,303)	(2)	(b) (4,305)

Balance as of March 31, 2009	$394,265	$153,458	$547,723

(a)	Consists of an addition to goodwill primarily related to our acquisition of Japan-based NTT DATA Financial Corporation (“NDF”) in the fourth quarter of 2008, which are purchase price allocation adjustments under SFAS No. 141, “Business Combinations” (“SFAS 141”).
(b)	Foreign currency translation adjustments totaling a decrease of $4,305,000 primarily reflecting the strengthening of the US Dollar against the Euro during the three months ended March 31, 2009.

9. Retirement Plan

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

The Company follows SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) to account for the Pension Plan.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended March 31,
	2009	2008
Service cost	$—	$—
Interest cost	144	132
Expected return on plan assets	(124)	(163)
Amortization of unrecognized prior service costs	1	1
Amortization of unrecognized loss	99	18

Net periodic benefit cost	$120	$(12)

In 2009, the Company expects to contribute $1,324,000 to fund its obligations under the Pension Plan. As of March 31, 2009, the Company has made no contributions under the Pension Plan.

10. Stockholders’ Equity

In addition to the Company’s common stock, the Company is authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Company’s Board of Directors, without any further action by the stockholders. At March 31, 2009, no preferred shares have been issued.

On December 11, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the first quarter of 2009, the Company did not repurchase any shares of outstanding common stock under the stock buyback program. As of March 31, 2009, 2,795,437 shares remained available for purchase under the stock buyback program.

In February 2007, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the three months ended March 31, 2009:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1),	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of: March 31, 2009 and a record date of: March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The above dividend was paid from the Company’s existing cash resources.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors.

11. Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 was effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 was effective immediately upon issuance and includes those periods for which financial statements have not been issued. The adoptions of FSP SFAS 157-1, effective January 1, 2008, FSP SFAS 157-2, effective January 1, 2009, and FSP SFAS 157-3, effective October 10, 2008, did not materially impact the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141(R), effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the Equity section of the balance sheet.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The adoption of FSP SFAS 142-3, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial position, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”(“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share-

based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective for the Company in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the Company’s financial position, results of operations or cash flows.

12. Comprehensive Income

The components of accumulated other comprehensive loss attributable to Interactive Data Corporation are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Unrealized losses on securities	$(300)	$(78)
Foreign currency translation adjustments	(25,294)	(17,252)
Minimum pension liability/unrecognized losses	(5,274)	(5,274)

Total accumulated other comprehensive loss, net of taxes	$(30,868)	$(22,604)

There was no other comprehensive income recorded for noncontrolling interests during the first three months of 2009.

The components of comprehensive income were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(In thousands)
Net income	$32,048	$32,298

Other comprehensive (loss) income, net of tax:
Unrealized losses on securities	(222)	(403)
Foreign currency translation adjustments	(8,042)	7,199

Total other comprehensive (loss) income, net of taxes	(8,264)	6,796

Comprehensive income	23,784	39,094
Less: Comprehensive income attributable to noncontrolling interest	(107)	—

Comprehensive income attributable to Interactive Data Corporation	$23,677	$39,094

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. As discussed in Note 11 above, effective January 1, 2009, the Company adopted the provisions of FSP SFAS 157-2, and therefore adopted SFAS 157 with respect to both its financial and non-financial assets and liabilities that are required to be measured at fair value within the condensed consolidated financial statements. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

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

The three levels of the fair value hierarchy established by SFAS 157 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following table provides a summary of the fair values of the Company’s assets and liabilities required under SFAS 157 as of March 31, 2009:

	March 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents- Money Market Funds	$32,121	$—	$—	$32,121
Cash equivalents (1)	—	13,179	—	13,179
Marketable Securities – Available for Sale (2)	—	84,538	—	84,538
Other (3)	4,949	—	—	4,949

Total Assets	$37,070	$97,717	$—	$134,787

	March 31, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$4,949	—	—	$4,949

Total Liabilities	$4,949	$—	$—	$4,949

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

14. Mergers and Acquisitions

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of the outstanding equity of Japan-based NTT DATA Financial, or NDF. On December 19, 2008, the Company acquired an additional 1% to increase our ownership interest to 80%. In total the Company paid 2,416,000,000 Japanese Yen (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 Japanese Yen (or $10,369,000 at the currency exchange rate at the date of acquisition). In addition, the Company has a firm commitment to purchase an additional 10% (or 400 common shares) from a minority shareholder at an expected total purchase price of 302,000,000 Japanese Yen (or approximately $3,056,000 at the March 31, 2009 currency exchange rate) prior to December 31, 2010. The Company has recorded this liability, as prescribed under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), in other liabilities on the consolidated balance sheet at March 31, 2009. In addition, the Company accrued estimated transaction and acquisition costs of $1,361,000, consisting of legal and accounting services. As of March 31, 2009, all of these costs have been paid. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by SFAS No. 141, as additional information becomes known or payments are made. This acquisition was funded from the operating cash of the Company.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from four to eleven years. The weighted average amortization period in total is 10.4 years. The weighted average amortization period by major asset class is: customer list (11.0 years); completed software/technology (5.0 years) and non-compete agreement (4.0 years). In connection with the acquisition, the Company recorded $20,345,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of NDF attributable to the Company subsequent to the acquisition date.

This acquisition of NDF provides the Company with a direct presence in Japan and advances the Company’s strategy to expand its business in the Asia-Pacific region. Based in Tokyo, NDF is a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. These factors contributed to the recognition of goodwill upon the purchase of NDF. Prior to the acquisition, the Company and NDF were party to a redistribution agreement for more than 14 years pursuant to which NDF was granted certain exclusive rights to redistribute the Company’s global end-of-day securities pricing, evaluations and reference data to financial institutions located in Japan. The Company has reviewed EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” and determined that there was no material transaction settlement between the Company and NDF on the date of acquisition. The Company has changed the name of NDF to Interactive Data Japan KK.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$10,369
Accounts receivable, net	1,191
Prepaid expenses and other current assets	40
Fixed assets	57
Customer list	11,430
Completed software/technology	1,184
Non-compete agreement	63
Deferred tax assets, net	1,881
Other assets	372
Goodwill	20,345

$46,932
Liabilities:
Accounts payable	$2,084
Accrued liabilities	2,606
Deferred revenue	3,394
Income taxes payable	624
Deferred tax liabilities	5,705
Other liabilities	4,097
Accrued acquisition costs	1,361

$19,871

Noncontrolling (minority) interest	$364

Total Purchase Price	$26,697

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company accrued estimated transaction and acquisition costs of $701,000, consisting of legal and accounting services. As of March 31, 2009, all of these costs have been paid. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by SFAS 141, as additional information becomes known or payments are made.

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

Kler’s provides comprehensive reference data, including corporate actions and taxation information, on Italian and international securities. The acquisition of this business is expected to enable the Company to expand its reference data services and to continue increasing its presence across continental Europe. These factors contributed to the recognition of goodwill upon the purchase of Kler’s. The Kler’s business is being integrated into the Company’s Interactive Data Pricing and Reference Data business.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$2,628
Accounts receivable, net	2,821
Prepaid expenses and other current assets	6
Customer list	13,850
Securities database	2,957
Non-compete agreement	622
Other assets	415
Goodwill	16,997

$40,296
Liabilities:
Accounts payable	$23
Accrued liabilities	305
Deferred revenue	3,735
Accrued acquisition costs	701
Deferred tax liabilities	5,473
Other liabilities	493

$10,730

Total Purchase Price	$29,566

15. Noncontrolling Interest

As discussed in Note 11 above, effective January 1, 2009, the Company has adopted the provisions of SFAS 160, which require the Company to change its accounting for noncontrolling (minority) interests. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest and requires additional disclosures.

During the first three months ending March 31, 2009, the Company’s economic ownership interest in NDF was 90%. The portion of income or loss in NDF not attributable to the Company’s economic ownership interests is classified in the Company’s financial statements as noncontrolling interest and is subtracted from net income to arrive at consolidated net income attributable to the Company in the consolidated statement of operations. In addition, as of January 1, 2009, the Company has reclassified noncontrolling interests of NDF from the mezzanine section of its consolidated balance sheet, to a component of consolidated equity. Refer to Note 14, for further discussion surrounding the acquisition of NDF.

16. Subsequent Event

On April 28, 2009, the Company purchased the remaining 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate) from one of the minority shareholders, bringing the Company’s ownership of the outstanding equity to 90% and the economic ownership interest to 100%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended March 31, 2009 included herein in Item 1, and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Amounts in the tables, including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a leading global provider of financial market data, analytics and related solutions to financial institutions, active traders and individual investors. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, sales and marketing, and client service activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two reportable operating segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations such as service bureaus and custodian banks. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, and derivative instruments that are traded around the world.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also includes our Interactive Data Managed Solutions business, which offers customized web-based financial market information solutions.

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income analytics designed to help manage risks and measure the performance of diversified portfolios.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently through online brokerage accounts and seek to earn a substantial portion of their income from trading. The Active Trader Services segment is composed of the following business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools through a wide range of desktop solutions to assist in their analysis of securities traded on all major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities.

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization.

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related solutions to financial institutions, active traders and individual investors. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services that offer new or improved features, content or capabilities that will appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to dedicate significant resources to providing high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We continue to centralize key areas of our organization from a business and product strategy, sales management and operational perspective. We have made substantial progress in this area over the past several years and we believe these actions have, and will continue to, enable us to present our business more effectively to the marketplace. In addition, we believe these actions will help us address our institutional customers’ needs by leveraging our collective content, capabilities and other resources across six core product areas: evaluations, reference data, real-time datafeed services, web-based solutions (referred to historically as managed solutions), fixed income analytics and desktop solutions.

We plan to continue to invest in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business globally. More specifically, we will continue to focus on developing and delivering high-value services through new and enhanced offerings. These efforts are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. Our development initiatives are oriented toward helping our customers address powerful trends affecting their businesses such as heightened scrutiny on their valuation processes, increased regulation, the proliferation of automated trading systems and the need to differentiate their wealth management platforms. For example, in April 2009, we introduced a Business Entity Service to help assist clients in analyzing risk from their global exposure to various entities, industries and regions. This service is also designed to help meet clients’ requirements for compliance under a variety of industry regulations such as Basel II, UCITS III, the EU Third Money Laundering Directive, MiFID, and the USA PATRIOT Act. The service complements an existing service for business entity data that Interactive Data launched in Europe in 2006.

We also will continue to invest in growing our business outside of North America, both organically and through acquisitions. We believe that continental Europe represents an attractive opportunity for expansion and can complement the strong relationships we have maintained with customers based in the United Kingdom. We believe that our August 2008 acquisition of Kler’s, which is based in Rome, Italy, and our December 2008 acquisition of a majority interest in NDF, which is based in Tokyo, Japan, will enhance our ability to further expand our business outside of North America. In addition, in early 2009, we took steps to align leadership of our international business under a single management structure in order to more effectively and efficiently allocate our resources outside of North America with a focus on gaining greater scale and accelerating our progress in the Asia Pacific region.

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

Historically, our business has generated a high level of recurring revenue and cash flow from operations. We typically have invested our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have used cash to repurchase our common stock and returned cash to stockholders through dividends at levels and junctures as our Board of Directors believes appropriate. For additional information pertaining to dividend activity during the three months ended March 31, 2009, please refer to the discussion of our financing activities appearing below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption for more than a year. This volatility has reached unprecedented levels as a result of the global financial crisis affecting the banking system and participants in the financial markets. This global financial crisis impacted operational spending by financial institutions during the second half of 2008 and in the first quarter of 2009. We expect global financial conditions will continue to influence overall spending on market data and related solutions for at least the remainder of 2009.

The global financial crisis has resulted in consolidation among some participants in the financial markets and the collapse of others, and has prompted substantial government intervention in the financial services industry. As a result, it is expected that there will be significant new regulation and government oversight of the financial services industry. Concerns over the tightening of all credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have also contributed to the volatility in the financial markets and, together with the financial crisis, have diminished expectations for economic conditions in the foreseeable future. It is unclear at this time how potential new regulation and government oversight will affect our business in the future.

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

We expect to continue to encounter uncertain market conditions in 2009. We believe that customers are intensifying their focus on containing or reducing costs while adapting to industry trends affecting their businesses, some of which may require additional market data or related services. It is likely that recent events in the global financial markets will reduce overall spending by institutions on financial market data and related solutions in 2009, although the overall magnitude of any such reductions is unclear at this time. It is also unclear at this time as to which segments of the financial market data industry will be most affected by future reductions in spending. Further, it continues to remain unclear what impact, if any, of the overall reduction in spending will have on our near term and longer term financial results. The major trends influencing our institutional business are further described below.

Institutional Services

Within the Institutional Services segment, overall annual retention rates for our institutionally oriented services were approximately 93% during the first quarter of 2009, which is below the 95% level we’ve reported in each quarter for the past several years. We measure our retention rates by the number of institutionally oriented accounts we retain in any given 12-month period. A single institutional customer may have (and often does have) more than one account. This metric does not measure revenue associated with any retained or cancelled account. The decline in our retention rates is attributable to a combination of institutional customer consolidations and our institutional customers’ increased focus on reducing or containing costs.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the recently intensified focus on cost reduction or containment within our institutional customer base. If the data we provide were not mission critical, we believe that current market conditions would affect us more adversely. In addition, as further described below, the current economic climate and global financial crisis also presents certain opportunities for us that may ameliorate the adverse impact the focus on cost cutting may have on our revenue.

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

•

Over the past decade, there has been a consolidation of financial institutions both within and across the financial services industry. As discussed above, deteriorating conditions in the financial markets led to significant consolidation activity among financial institutions in the fall of 2008. Consolidations can lead to the elimination of redundant data sources at the combined entity. Consequently, consolidation activity has the potential to adversely impact our future revenue.

•

As mentioned above, the global financial crisis is expected to adversely impact spending on market data and related services in 2009 as financial institutions focus on containing or reducing their costs. This focus may lead to the redirection of spending into areas where our financial market data services and related solutions can help them increase the efficiency of their workflows and related processing functions. At the same time, this focus may also lead to longer sales cycles, and increased cancellations and service downgrades over a protracted period of time. The levels of cancellations we experienced in the first quarter 2009 were higher on both a period to period basis as well as on a sequential basis over the rates we experienced in the last half of 2008. The impact of cancellations on our revenue may be delayed due to the lag between receipt of notice of cancellations and the related effective date of the termination. Heightened attention by financial institutions on containing or reducing their spending on the market data and related solutions that we provide to them over the coming quarters as well as the impact of cancellation notices we received in the first quarter of 2009, has the potential to adversely impact our future revenue.

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

•

The complexity of financial instruments has escalated in recent years. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with independent third-party providers like us who can assist them in their valuation of these instruments.

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

Interactive Data Pricing and Reference Data’s growth is the result of new sales to existing customers and, to a lesser extent, sales to new customers, coupled with strong retention rates and higher usage revenue. Growth in this business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. For example, we believe that the above-mentioned Business Entity Service, which we introduced during the first quarter of 2009, can assist institutional customers with their risk management and compliance activities.

Interactive Data Real-Time Services’ growth reflects sales to new customers and new sales to existing customers. In particular, a wide range of financial institutions are seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. This business continues to invest in enhancing and expanding its offerings and technical infrastructure. For example, in April 2009, this business introduced PlusBook™, a new consolidated order book service for the European financial industry designed to help institutions address the best execution mandates embodied in the Markets in Financial Instruments Directive (MiFID).

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers. For example, in February 2009, this business introduced new tools aimed at expanding the appeal of BondEdge to a broader base of end users.

Active Trader Services

eSignal has struggled to generate sustainable growth as it continues to face deteriorating conditions in the active trader market. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. In addition, periods of declines in the major stock markets have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. Related to these, we have experienced declines in eSignal’s direct subscriber base in recent quarters. Difficult market conditions are also causing businesses that advertise online to reduce spending on online advertising, amid intensifying competition to attract advertisers. eSignal has experienced a decline in advertising revenue in recent quarters. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites, price increases and changes in demand within its suite of real-time market data terminals, which vary in price.

We believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions. In particular, we believe that the combination of vendor consolidations and increased cost pressures is creating a significant opportunity for adoption of eSignal’s desktop solutions by financial institutions in the wealth management market. For example, in April 2009, Interactive Data announced that Raymond James has deployed our real-time browser-based market data terminals for use by 4,000 financial advisors in their Private Client Group. eSignal’s growth is also partially dependent on its ability to increase online advertising on its financial websites. To address the evolving needs of both financial institutions and active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, in February 2009, eSignal introduced QuoTrek® 2.0, the latest update to the Company’s mobile financial service available for Blackberry and other Java-enabled mobile devices.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2009	2008	% Change
REVENUE	$186,034	$181,711	2.4%

COSTS AND EXPENSES:
Cost of services	60,425	60,191	0.4%
Selling, general and administrative	62,647	59,221	5.8%
Depreciation	7,117	6,505	9.4%
Amortization	7,513	6,854	9.6%

Total costs and expenses	137,702	132,771	3.7%

INCOME FROM OPERATIONS	48,332	48,940	(1.2)%
Interest income	646	2,349	(72.5)%

INCOME BEFORE INCOME TAXES	48,978	51,289	(4.5)%
Income tax expense	16,930	18,991	(10.9)%

NET INCOME	32,048	32,298	(0.8)%
Less: Net income attributable to noncontrolling interest	(107)	—	100%

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$31,941	$32,298	(1.1)%

EARNINGS PER SHARE- INTERACTIVE DATA CORPORATION:
Basic	$0.34	$0.34	0.0%
Diluted	$0.33	$0.33	0.0%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93,693	94,270	(0.6)%
Diluted	96,006	97,352	(1.4)%

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

2009 VERSUS 2008

Revenue

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$121,830	$113,805	7.1%	9,363	15.3%
Real-Time Services	34,928	37,979	(8.0)%	4,859	4.8%
Fixed Income Analytics	8,194	8,105	1.1%	31	1.5%

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Total Institutional Services	$164,952	$159,889	3.2%	14,253	12.1%
Active Trader Services:
eSignal	21,082	21,822	(3.4)%	816	0.3%

Total Active Trader Services	21,082	21,822	(3.4)%	816	0.3%

TOTAL REVENUE	$186,034	$181,711	2.4%	15,069	10.7%

Total revenue increased by $4,323,000, or 2.4%, to $186,034,000 in the first quarter of 2009 (or an increase of $19,392,000, or 10.7% excluding foreign exchange). This revenue increase included strong revenue growth at our Pricing and Reference Data business of $8,025,000. In addition, revenue at our Fixed Income Analytics business increased $89,000. This revenue growth was partially offset by decreased revenue of $3,051,000 at our Real-Time Services business, coupled with lower revenue of $740,000 at our eSignal business. The change in foreign exchange rates decreased revenue by $15,069,000 in the first quarter of 2009, mainly due to the strength of the US dollar against the UK pound sterling and the Euro. The Kler’s business, which we acquired in August 2008, contributed revenue of $2,478,000 in the first quarter of 2009. In addition, the NDF business, in which we acquired a majority interest in December 2008, contributed incremental revenue of $1,739,000 in the first quarter of 2009, net of intercompany eliminations.

Institutional Services

Revenue within the Institutional Services segment increased by $5,063,000, or 3.2%, to $164,952,000 in the first quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $14,253,000 in the first quarter of 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $19,316,000, or 12.1%, in the first quarter of 2009.

Revenue for the Pricing and Reference Data business increased by $8,025,000, or 7.1%, to $121,830,000 in the first quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $9,363,000 in the first quarter of 2009. Excluding the impact of foreign exchange, revenue grew $17,388,000, or 15.3%, in the first quarter of 2009. The Kler’s business contributed revenue of $2,478,000 in the first quarter of 2009. Additionally, the NDF business contributed incremental revenue of $1,739,000, net of intercompany eliminations, in the first quarter of 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2008, and higher usage levels.

Revenue for the Real-Time Services business decreased by $3,051,000, or 8.0%, to $34,928,000 in the first quarter of 2009. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $4,859,000 in the first quarter of 2009. Excluding the impact of foreign exchange, revenue grew $1,808,000, or 4.8%, in the first quarter of 2009 primarily due to the modest expansion of the real-time datafeed business across all geographic regions and continued adoption of its web-based financial market information solutions in North America.

Revenue for the Fixed Income Analytics business increased by $89,000, or 1.1%, to $8,194,000 in the first quarter of 2009. The change in foreign exchange rates, noted above, decreased revenue by $31,000 in the first quarter of 2009. Excluding the impact of foreign exchange, revenue grew $120,000, or 1.5%, in the first quarter of 2009.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $740,000, or 3.4%, to $21,082,000 in the first quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $816,000 in the first quarter of 2009. Excluding the impact of foreign exchange, revenue grew $76,000, or 0.3%, in the first quarter of 2009. This revenue increase was primarily related to higher average subscription fees. This was partially offset by lower advertising revenue and a decline in the number of core eSignal direct subscription terminals, which decreased 5.5% to 57,475 in the first quarter of 2009.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$60,425	$60,191	0.4%	4,709	8.2%

Cost of services expenses increased by $234,000, or 0.4%, to $60,425,000 in the first quarter of 2009. The change in foreign exchange rates decreased cost of services expense by $4,709,000 in the first quarter of 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $4,943,000 or 8.2%. The Kler’s business contributed cost of services expense of $444,000 in the first quarter of 2009. Additionally, the NDF business contributed cost of services expenses of $453,000 in the first quarter of 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $2,627,000 mainly associated with increased headcount levels, the effect of annual merit increases in 2008, and higher incentive compensation. This is coupled with higher data acquisition expense of $1,241,000, increased communications expenditures of $450,000, and higher costs associated with hardware and software agreements of $189,000. This was partially offset by lower consulting-related spending of $251,000 and a decrease in supplies and shipping expense of $196,000. Cost of services expense as a percentage of revenue was 32.5% in the first quarter of 2009 compared with 33.1% in the first quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$62,647	$59,221	5.8%	5,233	14.6%

Selling, general and administrative expenses increased by $3,426,000, or 5.8%, to $62,647,000 in the first quarter of 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $5,233,000 in the first quarter of 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $8,659,000 or 14.6% in the first quarter of 2009. The Kler’s business contributed selling, general and administrative expenses of $558,000 in the first quarter of 2009. Additionally, the NDF business contributed selling, general and administrative expenses of $681,000. The change in foreign exchange gain (resulting primarily from the revaluation of European bank balances and inter-company balances) decreased selling, general and administrative expenses by $3,090,000.

The remaining increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $4,023,000 primarily associated with increased headcount levels, the effect of annual merit increases in 2008, and higher incentive compensation costs. Included in the higher incentive compensation costs is a $2,212,000 charge for stock-based compensation pertaining to our former Chief Executive Officer’s announced retirement on March 2, 2009. This is discussed in more detail in Note 2,“Stock-Based Compensation”, in Item 1 of this Quarterly Report on Form 10-Q. This is coupled with higher bad debt expense of $381,000, higher audit fees of $253,000, and increased bank charges and sales and franchise tax-related costs of $186,000. This is partially offset by lower marketing costs of $498,000 and lower commissions paid to third parties for distribution of data of $370,000. Selling, general, and administrative expenses as a percentage of revenue was 33.7% in the first quarter of 2009 compared with 32.6% in the first quarter of 2008.

Depreciation

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
DEPRECIATION	$7,117	$6,505	9.4%	297	14.0%

Depreciation expense increased by $612,000 or 9.4%, to $7,117,000 in the first quarter of 2009. The change in foreign exchange rates decreased depreciation expense by $297,000 in the first quarter of 2009. Excluding the impact of foreign exchange, depreciation expense increased by $909,000 or 14.0% in the first quarter of 2009 due to higher capital spending during the last twelve months and increased capitalized software development amortization in the first quarter of 2009. This is partially offset by the normal expiration of asset lives in the first quarter of 2009.

Amortization

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
AMORTIZATION	$7,513	$6,854	9.6%	149	11.8%

Amortization expense increased by $659,000, or 9.6%, to $7,513,000 in the first quarter of 2009. The change in foreign exchange rates decreased amortization expense by $149,000 in the first quarter of 2009. Excluding the impact of foreign exchange, amortization expense increased by $808,000 or 11.8% in the first quarter of 2009. The increase in amortization expense is primarily due to amortization expense associated with the acquisition of Kler’s and NDF of $336,000 and $474,000, respectively.

Other Consolidated Financial Information

Income from operations decreased by $608,000, or 1.2%, to $48,332,000 in the first quarter of 2009 due to the factors discussed above.

Interest income decreased by $1,703,000, or 72.5%, to $646,000 in the first quarter of 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $2,311,000, or 4.5%, to $48,978,000 in the first quarter of 2009 due to the factors discussed above.

Net income decreased by $250,000, or 0.8%, to $32,048,000 in the first quarter of 2009. The decrease in net income is primarily due to lower income before income taxes, partially offset by a lower effective tax rate of 34.6% in the first quarter of 2009 compared with 37.0% in the first quarter of 2008.

Net income attributable to the Company decreased by $357,000 or 1.1% to $31,941,000 in the first quarter of 2009 due to lower net income described directly above, coupled with a reduction of $107,000 associated with the noncontrolling interest related to the NDF acquisition.

We generated basic net income per share of $0.34 and diluted net income per share of $0.33 in the first quarter of 2009, compared with basic net income per share of $0.34 and diluted net income per share of $0.33 in the first quarter of 2008.

Weighted average basic shares outstanding decreased 0.6% and weighted average diluted shares outstanding decreased 1.4% in the first quarter of 2009 compared to the first quarter of 2008. Options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan were more than offset by repurchases of shares of outstanding common stock under our publicly announced stock buyback program during the prior twelve months.

Income Taxes

Three Months ended March 31, 2009 versus Three Months ended March 31, 2008

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended March 31, 2009, our quarterly effective tax rate after discrete items was 34.6% as compared to 37.0% for the three months ended March 31, 2008. The estimated annual effective tax rate for the three months ended March 31, 2009 was 34.6%, excluding the net discrete tax benefit of $8,000 recorded in the first quarter of 2009. The net discrete benefit in the first quarter was attributable to (i) realized tax benefits related to (a) stock-based compensation expense and (b) a release of tax reserves and interest resulting from the settlement of a state audit, offset by (ii) an interest expense charge on tax reserves for unrecognized tax benefits.

The decrease in the 2009 first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is attributable to (i), an increase in income generated in lower tax jurisdictions , (ii) a reduction in stock-based compensation expense for incentive stock options under SFAS 123(R), (iii) a lower estimated annual effective state income tax rate, (iv) extension of the research and development credit signed into law on October 3, 2008, and (v) the reduction of nondeductible executive compensation pursuant to IRC Section 162m, offset by (vi) a decrease in tax exempt interest.

We adopted the provisions of FIN 48 on January 1, 2007. There were no material changes to our unrecognized tax benefits in the first quarter. As of March 31, 2009, we had approximately $19,089,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $1,100,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $2,647,000 of accrued interest related to unrecognized tax benefits.

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

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash flow provided by (used in):
Operating activities	$36,786	$42,388
Investing activities	(16,106)	9,464
Financing activities	(12,940)	(69,382)
Effect of exchange rates on cash balances	(2,365)	2,320

Net increase (decrease) in cash and cash equivalents	$5,375	$(15,210)

Operating Activities

Net cash provided by operating activities decreased by $5,602,000, or 13.2%, to $36,786,000 in the first three months of 2009. The decrease in net cash provided by operating activities was due to a decrease in our working capital of $9,155,000 mainly due to timing of payments and billings, coupled with slower collections. This was partially offset by an increase in non-cash items related to depreciation and amortization expense of $1,271,000 and stock based compensation of $2,404,000 in the first three months of 2009.

Investing Activities

Capital expenditures decreased by $1,166,000, or 16.9%, to $5,736,000 in the first quarter of 2009 mainly due to the timing of capital expenditures planned for 2009. Although capital expenditures declined in the first three months of 2009 as compared to the first three months of 2008, we continue to expect to spend from $56,000,000 to $58,000,000 in capital expenditures mainly focused on expansion of our European data center and scaling our Managed Solutions infrastructure. This also includes capital expenditures of approximately $8,000,000 to $9,000,000 associated with the planned relocation of one of our New York City offices and the refurbishment of our European headquarters in London. Approximately 50% of the capital expenditures associated with each of these activities will be reimbursed by the landlords of these facilities during 2009. These reimbursements will be presented as cash inflows in operating activities on the Company’s condensed consolidated statements of cash flows.

In the first three months of 2009, we purchased marketable securities of $70,183,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $59,813,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

In the first three months of 2008, we purchased marketable securities of $34,826,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $51,192,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first three months of 2009, we received $5,672,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 337,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 99,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first three months of 2009, we did not repurchase any outstanding shares of common stock under the stock buyback program.

During the first three months of 2009, we paid a quarterly cash dividend to stockholders in the following amount on the following date:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Dividend Paid (in thousands)
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing it’s regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date: March 31, 2009 and record date March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The above dividend was paid from the Company’s existing cash resources.

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

During the first three months of 2008, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Dividend Paid (in thousands)
December 11, 2007 (1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007 (2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141

Total					$61,325

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

The above dividends were paid from the Company’s existing cash resources.

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2008.

Commitments and Contingencies

There have been no material changes to our commitments and contingencies since December 31, 2008. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.)

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, SFAS 157 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157 was effective for the company in 2008. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 was effective immediately upon issuance and includes those periods for which financial statements have not been issued. The adoptions of FSP SFAS 157-1, effective January 1, 2008, FSP SFAS 157-2, effective January 1, 2009, and FSP SFAS 157-3, effective October 10, 2008, did not materially impact the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141(R), effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the Equity section of the balance sheet.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The adoption of FSP SFAS 142-3, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial position, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective for the Company in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

(i)	the impact of cost-cutting pressures across the industries we serve;

(ii)	consolidation of financial services companies, both within an industry and across industries, or the failure of financial services firms;

(iii)	declining activity levels in the securities markets or the failure of market participants;

(iv)	the presence of competitors with greater financial resources than ours and their strategic response to our services and offerings;

(v)	the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities;

(vi)	our ability to maintain relationships with our key suppliers and providers of market data;

(vii)	our ability to maintain our relationships with service bureaus and custodian banks;

(viii)	new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete or our inability to develop new or enhanced services or offerings;

(ix)	new legislation or changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses;

(x)	our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all;

(xi)	our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into;

(xii)	regulatory oversight and providing services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services that could be expensive, time consuming and harm our reputation;

(xiii)	complex regulations and licensing requirements applicable to certain of our subsidiaries;

(xiv)	the risks of doing business internationally;

(xv)	our ability to attract and retain key personnel; and

(xvi)	the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders.

Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Total revenue for the three months ended March 31, 2009 and 2008 and long lived assets as of March 31, 2009 and December 31, 2008 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
United Kingdom	$18,158	$21,865
All other European countries	28,125	28,907
Asia Pacific	7,201	4,255

Total	$53,484	$55,027

	Three Months Ended March 31,
	2009	2008

	As of March 31, 2009	As of December 31, 2008
Long-Lived Assets:
United Kingdom	$100,287	$100,467
All other European countries	97,930	104,169
Asia Pacific	34,594	34,746

Total	$232,811	$239,382

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”), which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008 our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. In the first quarter of 2009, we did not repurchase any shares of outstanding common stock under the stock buyback program. As of March 31, 2009, there remained 2,795,437 shares available for purchase under the stock buyback program.

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

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 4, 2009	By:	/s/ RAYMOND L. D’ARCY
	Name:	Raymond L. D’Arcy
President and Chief Executive Officer

Dated: May 4, 2009	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer