Form 10-Q
period 2009-06-30
INTERACTIVE DATA CORP/MA/
filed 2009-08-07
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of July 23, 2009 was 93,902,280.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$184,992	$186,149	$371,026	$367,860
COSTS AND EXPENSES:
Cost of services	66,404	61,319	126,829	121,510
Selling, general and administrative	52,884	61,153	115,531	120,374
Depreciation	7,562	6,805	14,679	13,310
Amortization	7,558	6,901	15,071	13,755

Total costs and expenses	134,408	136,178	272,110	268,949

INCOME FROM OPERATIONS	50,584	49,971	98,916	98,911
Interest income	514	1,966	1,160	4,315

INCOME BEFORE INCOME TAXES	51,098	51,937	100,076	103,226
Income tax expense	17,919	18,410	34,849	37,401

NET INCOME	$33,179	$33,527	$65,227	$65,825
Less: Net income attributable to noncontrolling interest	(65)	—	(172)	—

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$33,114	33,527	$65,055	65,825

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	$0.35	$0.36	$0.69	$0.70
Diluted	$0.34	$0.35	$0.68	$0.68
Cash dividends declared per common share	$0.20	$0.15	$0.20	$0.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,018	94,011	93,856	94,140
Diluted	96,312	96,954	96,159	97,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$174,933	$154,162
Marketable securities	94,565	74,616
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,459 and $6,309 at June 30, 2009 and December 31, 2008, respectively	120,132	109,052
Prepaid expenses and other current assets	19,186	16,039
Deferred income taxes	7,013	6,511

Total current assets	415,829	360,380

Property and equipment, net	110,601	109,210
Goodwill	565,674	550,282
Intangible assets, net	143,574	157,723
Other assets	4,944	4,930

Total Assets	$1,240,622	$1,182,525

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$18,878	$17,011
Accrued liabilities	65,576	85,088
Payables to affiliates	2,355	47
Income taxes payable	7,822	6,532
Deferred revenue	43,097	34,106
Dividends payable	—	18,705

Total current liabilities	137,728	161,489

Income taxes payable	11,904	11,158
Deferred tax liabilities	38,281	39,057
Other liabilities	14,830	10,418

Total Liabilities	202,743	222,122

Commitments and contingencies (Note 6)
Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 103,448,803 issued and 93,923,040 outstanding at June 30, 2009, and 102,736,504 issued and 93,531,941 outstanding at December 31, 2008	1,034	1,027
Additional paid-in-capital	994,506	976,651
Treasury stock, at cost, 9,525,763 and 9,204,563 shares, at June 30, 2009 and December 31, 2008 respectively	(197,405)	(190,000)
Accumulated earnings	240,786	194,733
Accumulated other comprehensive loss	(1,042)	(22,604)

Total Interactive Data Corporation stockholders’ equity	1,037,879	959,807
Noncontrolling interest	—	596

Total Equity	1,037,879	960,403

Total Liabilities and Equity	$1,240,622	$1,182,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid-In-Capital	Number of Shares	Treasury Stock Cost
Balance, December 31, 2008 (Audited)	102,737	$1,027	$976,651	9,205	$(190,000)
Exercise of stock options and issuance of deferred and restricted stock units	599	6	6,558	—	—
Issuance of stock in connection with employee stock purchase plan	113	1	2,238	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	2,278	—	—
Stock-based compensation (Note 2)	—	—	9,237	—	—
Purchase of treasury stock	—	—	—	321	(7,405)
Reclassification of noncontrolling interest under SFAS 160	—	—	—	—	—
Purchase of NDF common shares from noncontrolling interest	—	—	(2,651)	—	—
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	195	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—
Net income	—	—	—	—	—

Balance, June 30, 2009	103,449	$1,034	$994,506	9,526	$(197,405)

	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, December 31, 2008 (Audited)	$194,733	$(22,604)	$—	$959,807	—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	6,564	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	2,239	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	2,278	—
Stock-based compensation (Note 2)	—	—	—	9,237	—
Purchase of treasury stock	—	—	—	(7,405)	—
Reclassification of noncontrolling interest under SFAS 160	—	—	351	351	—
Purchase of NDF common shares from noncontrolling interest	—	—	(461)	(3,112)	—
Other comprehensive income (Note 12)	—	21,562	—	21,562	21,562
Common stock dividends awarded to holders of restricted stock units	(195)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	(18,807)	—	—	(18,807)	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	(62)	(62)	—
Net income	65,055	—	172	65,227	65,227

Balance, June 30, 2009	$240,786	$(1,042)	$—	$1,037,879	$86,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$65,227	$65,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,750	27,065
Amortization of discounts and premiums on marketable securities, net	955	279
Deferred income taxes	(2,152)	(1,139)
Excess tax benefits from stock-based compensation	(1,307)	(906)
Stock-based compensation	9,237	6,898
Provision for doubtful accounts and sales credits	1,233	641
Loss on dispositions of fixed assets	410	181
Changes in operating assets and liabilities, net	(17,273)	(17,620)

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,080	81,224

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(15,488)	(14,674)
Acquisition of business	(3,231)	—
Purchase of marketable securities	(122,019)	(70,567)
Proceeds from maturities of marketable securities	101,063	112,397

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(39,675)	27,156

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	8,803	8,469
Purchase of treasury stock	(6,886)	(27,417)
Common stock cash dividends paid	(37,615)	(75,425)
Excess tax benefits from stock-based compensation	1,307	906

NET CASH USED IN FINANCING ACTIVITIES	(34,391)	(93,467)
Effect of change in exchange rates on cash and cash equivalents	8,757	3,079

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,771	17,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,162	205,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,933	$223,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements and Out-of-Period Accounting Adjustment

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature, except as noted below regarding a one-time out-of-period accounting adjustment recorded in the second quarter of 2009. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K filed on February 27, 2009. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of June 30, 2009, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter revenue by $2,294,000, increased second quarter cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s reviews to date, the Company believes that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company is taking action to enhance the control deficiencies that contributed to the errors including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team. Although no further accounting adjustments are anticipated, certain aspects of the Company’s review are ongoing.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its estimated full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both individually or in the aggregate, was not material to any of the prior year’s financial statements and is not expected to be material to its estimated full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	Total
Decrease in Revenue	$191	$1,694	$200	$209	$2,294
Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595
Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

The out-of-period accounting adjustment amounts reported in this quarterly report consist of the out-of-period accounting adjustment amounts previously reported by the Company as well as additional minor adjustments which were reported by the Company in the second quarter 2009 and have been reclassified into the out-of-period adjustment.

Accordingly, the Company’s financial results for second quarter 2009 reported in this quarterly report are unchanged from second quarter 2009 financial results previously reported by the Company.

2. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In February 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was amended in order to provide greater flexibility in structuring performance-based equity awards under the 2000 LTIP in the future by including a more comprehensive list of eligible performance measures. In addition, the May amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP that are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2000 LTIP. The Board may appoint a committee to administer the 2000 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2000 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price). As of the adoption of the 2009 LTIP (described below), no further grants will be made under the 2000 LTIP. However, with respect to restricted stock units that have dividend equivalent rights, additional units will still accrue from the 2000 LTIP pool of shares.

In May 2009, we adopted our 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2009 LTIP has substantially the same terms and conditions as the 2000 LTIP except that the number of shares of common stock subject to the 2009 LTIP is fixed. Under the 2009 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 6,000,000 shares of common stock. The 2009 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2009 LTIP. The Board may appoint a committee to administer the 2009 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2009 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2009 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2009 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

With respect to executive officers, certain members of senior management and persons required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, the Compensation Committee has delegated its authority to make equity-based awards to such persons to the Compensation Subcommittee. The Compensation Subcommittee is a subcommittee of the Compensation Committee comprised solely of independent directors for purposes both of Section 16 and Section 162(m) of the Internal Revenue Code.

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 1,012,413 deferred and restricted stock units have been granted as of June 30, 2009. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which have a one-year vesting period. There is acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the six months ended June 30, 2009, we issued a total of 28,213 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the six months ended June 30, 2009, our employees purchased an aggregate of 113,531 shares at an average share price of $19.73. At June 30, 2009, 840,920 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2009 and 2008 reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

SFAS 123(R) supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APB No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). We adopted SFAS 123(R), as of January 1, 2006, using the modified prospective application transition method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over their remaining requisite service periods. We will continue to recognize the unamortized grant date fair value of these awards on a straight-line basis. With respect to awards granted after December 31, 2005, we have recorded compensation cost based on the grant date fair value and recognized the fair value on a straight-line basis over the requisite service period of each award.

For the three and six months ended June 30, 2009 and 2008, we recognized stock-based compensation expense under SFAS 123(R) as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cost of services	$898	$903	$1,894	$1,893
Selling, general and administrative	2,462	2,522	7,343	5,005

Stock-based compensation expense before income taxes	$3,360	$3,425	$9,237	$6,898
Income tax benefit	1,157	1,187	3,189	2,454

Stock-based compensation expense after income taxes	$2,203	$2,238	$6,048	$4,444

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, our former CEO Stuart J. Clark stepped down as President and Chief Executive Officer effective March 2, 2009. Mr. Clark remained employed by the Company as an advisor, with full retirement expected to occur no later than August 1, 2009 or earlier upon agreement. Mr. Clarks’ full retirement subsequently occurred on July 20, 2009. In connection with his planned retirement, Mr. Clark was awarded 61,884 restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant would vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark will be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1,348,000 based on the fair value of the Company’s share price on March 2, 2009.

With respect to Mr. Clark’s equity awards that were outstanding as of March 2, 2009, the following award modifications were made: (i) the vesting of his equity awards would accelerate in full as of the Full Retirement Date and (ii) the post-termination exercise period of his stock options was extended from 90 days to two years from the Full Retirement Date (or the option expiration date, if earlier).

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

The Company determined that Mr. Clark’s explicit requisite service period for all awards as of March 2, 2009 was non-substantive given his Full Retirement Date was expected to be no later than August 1, 2009 or earlier upon agreement. This effectively allowed Mr. Clark to retire at any point between March 2, 2009 and August 1, 2009 and receive the full benefit of the new award, as well as the modified prior awards. Therefore, the Company expensed the full cost of Mr. Clark’s new grant award and the modification of his existing awards (totaling $2,212,000) on March 2, 2009.

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

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2008 was $6.37 and $5.74, respectively. No stock option awards were granted during the three and six months ended June 30, 2009.

The fair value of stock options granted under the 2000 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Risk free interest rate	—	2.2%-2.8%
Weighted average expected term (in years)	—	5.3
Weighted average expected volatility	—	23.3%
Expected dividend yield	—	2.0%

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Risk free interest rate	—	2.8%
Weighted average expected term (in years)	—	5.7
Weighted average expected volatility	—	24.0%

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected dividend yield	—	2.1%

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the Three and Six Months Ended June 30,
	2009	2008
Risk free interest rate	0.4%	2.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	57.3%	29.9%
Expected dividend yield	3.7%	1.9%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three and six months ended June 30, 2009 and 2008 was $6.47 and $6.07, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP for the six months ended June 30, 2009, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2009	10,264	$19.38
Granted	—	—
Exercised	(569)	(11.71)
Forfeited	(49)	(25.21)
Expired	(26)	(25.58)

Outstanding at June 30, 2009	9,620	$19.79

Vested and unvested expected to vest at June 30, 2009	9,343	$19.65
Exercisable at June 30, 2009	6,850	$17.81

A summary of the status and activity for restricted stock units under our 2000 LTIP for the six months ended June 30, 2009, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted Stock Units:
Unvested at January 1, 2009	540,579	$24.41
Granted	144,003	22.11
Vested	(37,539)	(24.72)
Forfeited	(3,712)	(21.76)

Unvested at June 30, 2009	643,331	$23.89

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at June 30, 2009 related to our non-vested employee stock purchase plan, stock option and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$487,000	$12,018,000	$5,450,000
Weighted average period remaining (in years)	1.5	2.3	1.9

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

Marketable securities by security type at June 30, 2009 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$94,571	$11	$(17)	$94,565

Marketable securities by security type at December 31, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$74,570	$56	$(10)	$74,616

There were no significant sales of our marketable securities for the six months ended June 30, 2009 and the year ended December 31, 2008.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and six months ended June 30, 2009 and 2008.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue (a):
Institutional Services	$164,191	$163,800	$329,143	$323,688
Active Trader Services	20,801	22,349	41,883	44,172

Total	$184,992	$186,149	$371,026	$367,860

Income (loss) from operations (b):
Institutional Services	$67,857	$69,588	$138,851	$137,413
Active Trader Services	8,003	7,198	14,480	13,817
Corporate and unallocated (c)	(25,276)	(26,815)	(54,415)	(52,319)

Total	$50,584	$49,971	$98,916	$98,911

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Identifiable assets by reportable segment:
Institutional Services	$993,708	$940,994
Active Trader Services	187,515	185,591
Corporate and unallocated (d)	59,399	55,940

Total	$1,240,622	$1,182,525

The following table reconciles income (loss) from operations to income before income taxes as of June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) from operations (b):	$50,584	$49,971	$98,916	$98,911
Interest Income	514	1,966	1,160	4,315

Income before income taxes	$51,098	$51,937	$100,076	$103,226

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.

(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	Does not include any Goodwill or Intangible assets. All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

Stock options representing the right to acquire 2,856,717 and 1,506,025 shares of common stock during the three months ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 2,920,461 and 1,511,275 shares of common stock during the six months ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three and six months ended June 30, 2009 and 2008, they may be dilutive in future quarters’ calculations. All outstanding restricted stock units were included in the calculation of diluted net income per share for the three and six months ended June 30, 2009 and 2008 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income – Interactive Data Corporation	$33,114	$33,527	$65,055	$65,825
Denominator:
Weighted average shares used to compute basic EPS	94,018	94,011	93,856	94,140
Effect of dilutive securities:
Stock options	1,888	2,663	1,916	2,748
Restricted stock units	406	280	387	265

Weighted average shares used to compute diluted EPS	96,312	96,954	96,159	97,153

Basic EPS	$0.35	$0.36	$0.69	$0.70
Diluted EPS	$0.34	$0.35	$0.68	$0.68

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

7. Income Taxes

For the six months ended June 30, 2009, the Company’s effective tax rate after discrete items was 34.8% as compared to 36.2% for the six months ended June 30, 2008. The Company’s estimated annual effective tax rate for the six months ended June 30, 2009 was 34.5%, excluding the net discrete tax benefit of $8,000 recorded in the first quarter of 2009 and a discrete tax expense of $313,000 recorded in the second quarter of 2009. The net discrete tax expense in the second quarter was attributable to (i) (a) additional income tax expense resulting from a tax provision to tax return adjustment in connection with our 2006 and 2007 UK tax filings and (b) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (ii) realized tax benefits related to stock-based compensation.

The decrease in the second quarter 2009 estimated annual effective tax rate in relation to the prior year second quarter estimated annual effective tax rate is attributable to (i) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), (ii) a lower estimated annual effective state income tax rate, (iii) extension of the research and development credit signed into law on October 3, 2008, and (iv) the reduction of nondeductible executive compensation pursuant to Internal Revenue Code Section 162(m), offset by (v) a decrease in income generated in lower tax rate jurisdictions, (vi) a decrease in tax exempt interest, and (vii) a decrease in the Foreign Tax Credits.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). There were no material changes to the Company’s unrecognized tax benefits in the second quarter. As of June 30, 2009, the Company had approximately $19,158,000 of gross unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $1,759,000 of its currently remaining unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company had approximately $2,619,000 of accrued interest related to gross unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2005 through 2007 tax years remain subject to examination for federal taxes, 2002 through 2007 tax years for states where the Company has significant income, and 2005 through 2007 tax years for foreign tax jurisdictions.

8. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted	June 30, 2009			December 31, 2008
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,116	$(87,507)	$609	$88,112	$(87,500)	$612
Securities databases	4.0 years	15,357	(12,149)	3,208	15,333	(11,582)	3,751
Computer software	7.8 years	98,008	(73,351)	24,657	96,448	(68,776)	27,672
Customer lists	11.5 years	267,520	(166,334)	101,186	266,621	(155,299)	111,322
Service contracts	23.6 years	17,690	(5,131)	12,559	17,690	(4,786)	12,904

	Weighted	June 30, 2009			December 31, 2008
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trademarks	12.4 years	2,600	(1,245)	1,355	2,600	(1,138)	1,462

Total		$489,291	$(345,717)	$143,574	$486,804	$(329,081)	$157,723

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/10	$30,228
For year ending 12/31/11	$23,456
For year ending 12/31/12	$20,401
For year ending 12/31/13	$14,826
For year ending 12/31/14	$9,676
For years thereafter	$29,918

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2009 is $15,069,000

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2008	$396,822	$153,460	$550,282
Goodwill acquired during the year	(a) 105	—	105
Purchase accounting adjustments	(b) 2,081	—	2,081
Impact of change in foreign exchange rates	13,150	56	(c) 13,206

Balance as of June 30, 2009	$412,158	$153,516	$565,674

(a)	Represents the final working capital payment related to our acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”) in the third quarter of 2008. Refer to Note 14, “Mergers and Acquisitions”, in these Notes to the Condensed Consolidated Financial Statements.
(b)	Consists of an addition to goodwill primarily related to our acquisition of Japan-based NTT DATA Financial Corporation (“NDF”) in the fourth quarter of 2008, which are purchase price allocation adjustments under SFAS No. 141, “Business Combinations” (“SFAS 141”).
(c)	Foreign currency translation adjustments totaling an increase of $13,206,000 primarily reflecting the weakening of the US Dollar against the UK pound during the six months ended June 30, 2009.

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

The components of net periodic benefit cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	137	139	280	272
Expected return on plan assets	(109)	(186)	(233)	(349)
Amortization of unrecognized prior service costs	1	1	2	1
Amortization of unrecognized loss	100	15	200	33

Net periodic benefit cost	$129	$(31)	$249	$(43)

In 2009, the Company expects to contribute $775,000 to fund its obligations under the Pension Plan. As of June 30, 2009, the Company has made no contributions under the Pension Plan.

10. Stockholders’ Equity

In addition to the Company’s common stock, the Company is authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Company’s Board of Directors, without any further action by the stockholders. At June 30, 2009, no preferred shares have been issued.

On December 11, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the second quarter of 2009, the Company repurchased 321,200 shares of outstanding common stock under the stock buyback program. As of June 30, 2009, 2,474,237 shares remained available for purchase under the stock buyback program.

In February 2007, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the six months ended June 30, 2009:

Declaration Date	Dividend Per Share	Type		Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1),	$0.20	Regular	(cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular	(cash)	June 8, 2009	June 29, 2009	$18,807

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of: March 31, 2009 and a record date of: March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

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

In April 2009, the FASB released FSP SFAS 157-4, FSP SFAS 107-1 and APB 28-1, FSP SFAS 115-2 and SFAS 124-2. The SEC also released SAB No. 111 (“SAB 111”). These releases are discussed below, which are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ( “FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No. 28 to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2 were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111 which amends and replaces SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5-M. to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporarily impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

The adoption of FAS 141(R) and FSP FAS 141(R)-1 were effective January 1, 2009 for the Company and will change the Company’s accounting treatment for business combinations on a prospective basis, but the financial impact will depend on the terms and size of the acquisitions completed after the effective date of January 1, 2009.

In June 2009, the SEC issued SAB No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS 141(R) and SFAS 160. SAB 112 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether SFAS 167 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

FASB Codification

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“SFAS 168”). SFAS 168 approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 30, 2009. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings. SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share- based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that will be forfeited if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the Company during the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

12. Comprehensive Income

The components of accumulated other comprehensive loss attributable to Interactive Data Corporation are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Unrealized gain (loss) on securities	$147	$(78)
Foreign currency translation adjustments	4,085	(17,252)
Minimum pension liability/unrecognized losses	(5,274)	(5,274)

Total accumulated other comprehensive loss, net of taxes	$(1,042)	$(22,604)

There was no other comprehensive income (loss) recorded for noncontrolling interests during the first six months of 2009.

The components of comprehensive income were as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(In thousands)
Net income	$65,227	$65,825

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	226	(535)
Foreign currency translation adjustments	21,336	7,724

Total other comprehensive income, net of tax	21,562	7,189

Comprehensive income	86,789	73,014
Less: Comprehensive income attributable to noncontrolling interest	(172)	—

Comprehensive income attributable to Interactive Data Corporation	$86,617	$73,014

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(In thousands)
Net income	$33,179	$33,527

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	448	(132)
Foreign currency translation adjustments	29,378	525

Total other comprehensive income, net of tax	29,826	393

Comprehensive income	63,005	33,920
Less: Comprehensive income attributable to noncontrolling interest	(65)	—

Comprehensive income attributable to Interactive Data Corporation	$62,940	$33,920

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. As discussed in Note 11 above, effective January 1, 2009, the Company adopted the provisions of FSP SFAS 157-2, and therefore adopted SFAS 157 with respect to both its financial and non-financial assets and liabilities that are required to be measured at fair value within the condensed consolidated financial statements. The adoption of SFAS 157 and SFAS 157-2 did not have a material impact on our financial position, results of operations or cash flows.

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under SFAS 157 as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents- Money Market Funds	$21,595	$—	$—	$21,595
Cash equivalents (1)	—	10,140	—	10,140

	June 30, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Marketable Securities – Available for Sale (2)	—	94,565	—	94,565
Other (3)	5,574	—	—	5,574

Total Assets	$27,169	$104,705	$—	$131,874

	June 30, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$5,574	$—	$—	$5,574

Total Liabilities	$5,574	$—	$—	$5,574

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents- Money Market Funds	$36,201	$—	$—	$36,201
Cash equivalents (1)	—	17,813	—	17,813
Marketable Securities – Available for Sale (2)	—	74,616	—	74,616
Other (3)	4,884	—	—	4,884

Total Assets	$41,085	$92,429	$—	$133,514

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$4,884	—	—	$4,884

Total Liabilities	$4,884	$—	$—	$4,884

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, approximate their fair value because of the short maturity of those instruments.

14. Mergers and Acquisitions

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of the outstanding equity of Japan-based NTT DATA Financial, or NDF. On December 19, 2008, the Company acquired an additional 1% to increase the Company’s ownership of the outstanding equity to 80%. In total the Company paid 2,416,000,000 JPY (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 JPY (or $10,369,000 at the currency exchange rate at the date of acquisition). On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining shareholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009 and the total purchase price to 2,718,000,000 JPY (or $29,823,000 at the currency exchange rates on the transaction dates). The additional 400 common shares were recorded as prescribed under SFAS 160 and accounted for as a capital transaction. Although the Company’s equity ownership is 90%, the Company’s economic ownership is 100%. The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) from the remaining shareholder (noncontrolling interest) at an expected total purchase price of 302,000,000 JPY (or approximately $3,129,000 at the June 30, 2009 currency exchange rate) prior to December 31, 2010. As a result of this firm commitment, the Company’s financial statements have reflected 100% economic ownership of NDF beginning April 28, 2009. See Note 15, “Noncontrolling Interest,” in these Notes to the Consolidated Financial Statements. The Company has this liability recorded, as prescribed under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), in other liabilities on the Consolidated Balance Sheet at June 30, 2009. In addition, the Company accrued estimated transaction and acquisition costs of $1,361,000, consisting of legal and accounting services. As of June 30, 2009, all of these costs have been paid. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by SFAS No. 141, as additional information becomes known or payments are made. This acquisition was funded from the operating cash of the Company.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from four to eleven years. The weighted average amortization period in total is 10.4 years. The weighted average amortization period by major asset class is: customer list (11.0 years); completed software/technology (5.0 years) and non-compete agreement (4.0 years). In connection with the acquisition, the Company recorded $20,639,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of NDF attributable to the Company subsequent to the acquisition date.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$10,369
Accounts receivable, net	1,191
Prepaid expenses and other current assets	40
Fixed assets	57
Customer list	11,430
Completed software/technology	1,184
Non-compete agreement	63
Deferred tax assets, net	1,909
Other assets	393
Goodwill	20,639

$47,275
Liabilities:
Accounts payable	$2,084
Accrued liabilities	2,641
Deferred revenue	3,394
Income taxes payable	932
Deferred tax liabilities	5,705
Other liabilities	4,097
Accrued acquisition costs	1,361

$20,214

Noncontrolling (minority) interest	$364

Purchase Price Allocation under SFAS 141	$26,697
Cash paid to noncontrolling interest for additional 400 common shares of NDF under SFAS 160	3,126

Total Purchase Price	$29,823

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company accrued estimated transaction and acquisition costs of $737,000, consisting of legal and accounting services. As of June 30, 2009, all of these costs have been paid. During the second quarter of 2009, the Company made the final post-closing working capital adjustment payment of €75,000 (or $105,000 at the currency exchange rate on the date of payment) bringing the final purchase price to €19,075,000 (or $29,671,000). The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by SFAS 141, as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to eighteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer list 18.0 years; securities database 3.0 years and non-compete agreement 5.0 years. In connection with the acquisition, the Company recorded $17,313,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of Kler’s subsequent to the acquisition date.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$2,628
Accounts receivable, net	2,821
Prepaid expenses and other current assets	6
Customer list	13,850
Securities database	2,957
Non-compete agreement	622
Other assets	415
Goodwill	17,313

$40,612
Liabilities:
Accounts payable	$23
Accrued liabilities	347
Deferred revenue	3,868
Accrued acquisition costs	737
Deferred tax liabilities	5,473
Other liabilities	493

$10,941

Total Purchase Price	$29,671

15. Noncontrolling Interest

As discussed in Note 11 above, effective January 1, 2009, the Company has adopted the provisions of SFAS 160, which require the Company to change its accounting for noncontrolling (minority) interests. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest and requires additional disclosures.

As of April 28, 2009, the Company’s economic ownership interest in NDF is 100%. The portion of income or loss in NDF not attributable to the Company’s economic ownership interests until that point is classified in the Company’s financial statements as noncontrolling interest and is subtracted from net income to arrive at consolidated net income attributable to the Company in the consolidated statement of operations. In addition, as of January 1, 2009, the Company has reclassified noncontrolling interests of NDF from the mezzanine section of its consolidated balance sheet, to a component of consolidated equity. Refer to Note 14, for further discussion surrounding the acquisition of NDF.

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under SFAS 160 for the three and six months ended as of June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Interactive Data Corporation	$33,114	$33,527	$65,055	$65,825
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporations’ paid-in-capital for purchase of 400 NDF common shares (10%)	(2,651)	—	(2,651)	—

Net transfers to noncontrolling interest	(2,651)	—	(2,651)	—

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$30,463	$33,527	$62,404	$65,825

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period we did not have any material recognized or nonrecognized subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2009 included herein in Item 1, and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We continue to centralize key areas of our organization from a business and product strategy, sales management and operational perspective. We have made substantial progress in this area over the past several years and we believe these actions have, and will continue to, enable us to present our business more effectively to the marketplace. In addition, we believe these actions will help us address our institutional customers’ needs by leveraging our collective content, capabilities and other resources across six core product areas: evaluations, reference data, real-time market data services, web-based solutions (referred to historically as managed solutions), fixed income analytics and desktop solutions.

We plan to continue to invest in organic growth initiatives and pursuing strategic acquisitions that will enable us to expand our business globally. More specifically, we will continue to focus on developing and delivering high-value services through new and enhanced offerings. These efforts are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. Our development initiatives are oriented toward helping our customers address powerful trends affecting their businesses such as heightened scrutiny on their valuation processes, increased regulation, increased sensitivity about investment and market risks (as well as increased focus on risk management in general), use of automated trading systems and the need to differentiate their wealth management platforms. We also will continue to invest in growing our business outside of North America, both organically and through acquisitions. We believe that continental Europe represents an attractive opportunity for expansion and can complement the strong relationships we have maintained with customers based in the United Kingdom. We believe that our August 2008 acquisition of Kler’s, which is based in Rome, Italy, and our December 2008 acquisition of a majority interest in NDF, which is based in Tokyo, Japan, will enhance our ability to further expand our business outside of North America. In addition, in early 2009, we took steps to align leadership of our business outside of North America under a single management structure in order to more effectively and efficiently allocate our resources with a focus on gaining greater scale and accelerating our progress in the Asia Pacific region.

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

Historically, our business has generated a high level of recurring revenue and cash flow from operations. We typically have invested our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have used cash to repurchase our common stock and returned cash to stockholders through dividends at levels and junctures as our Board of Directors believes appropriate. For additional information pertaining to dividend activity during the six months ended June 30, 2009, please refer to the discussion of our financing activities appearing below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption for more than a year. This volatility has reached unprecedented levels as a result of the global financial crisis affecting the banking system and participants in the financial markets. This global financial crisis impacted operational spending by financial institutions during the second half of 2008 and in the first half of 2009. Although the financial markets appear to have stabilized, we currently expect that overall spending on market data and related solutions for at least the remainder of 2009 will decline over 2008 levels.

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

We have encountered challenging market conditions thus far into 2009, characterized by limited visibility and high levels of uncertainty about customer spending on financial market data and related solutions. We expect that current market conditions are likely to persist for at least the remainder of 2009. While we believe that it is likely that recent events in the global financial markets will reduce overall spending by institutions on financial market data and related solutions in 2009, the overall magnitude of any such reductions is unclear to us at this time. Further, while customers are intensifying their focus on containing or reducing costs, the impact or anticipated impact from recent and emerging industry trends will influence their spending decisions in various parts of their organizations. We anticipate that the outcome of the spending decision-making process will vary depending on the specific trends impacting the different parts of their organization, as well as their overall strategy. While in some areas the impact or anticipated impact of current trends will likely lead to a decision to reduce market data and related services and in other areas the analysis of the trends may lead to a decision to acquire additional market data or related services. It is also unclear at this time which segments of the financial market data industry will be most affected by future reductions in spending.

In the current environment, the growth rate of our business has slowed and in response, we have taken certain actions to control discretionary spending and reduce costs, including the reduction of travel and consulting expenses, the elimination of annual merit-based salary increases in 2009 and a significant reduction of certain annual incentive bonus compensation in 2009. It remains unclear whether the overall reduction in spending on financial market data and related solutions in 2009 will create further deterioration on our near-term and longer-term financial results. The major trends influencing our institutional business are further described below.

Institutional Services

Within the Institutional Services segment, we have continued to experience higher levels of cancellations by customers, particularly for our real-time market data services. We believe that our institutional customers’ increased focus on reducing or containing costs in this difficult economic environment is driving increased cancellations. We have historically measured our retention rates by the number of institutionally oriented accounts we retain in any given 12-month period. A single institutional customer may have (and often does have) more than one account. This metric does not measure revenue associated with any retained or cancelled account. During the second quarter of 2009, our institutionally oriented retention rate was approximately 92%, compared with the 95% level that we experienced in prior years and slightly below our institutionally oriented retention rate of 93% in the first quarter of 2009.

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

•

As mentioned above, we expect that the global financial crisis will continue to adversely impact spending on market data and related services in 2009 as financial institutions focus on containing or reducing their costs. This focus is, in certain instances, leading to the redirection of spending into areas where our financial market data services and related solutions can help them increase the efficiency of their workflows and related processing functions. At the same time, this focus is contributing to longer sales cycles, and increased cancellations and service downgrades. The levels of cancellations we experienced in the second quarter of 2009 were higher on a period-to-period basis than the rates we experienced in the same period of 2008. The impact of cancellations on our revenue may be delayed due to the lag between receipt of notice of cancellations and the related effective date of the termination. We have also experienced more moderate growth in usage-related revenue, including through various redistribution channels including software companies, service bureaus and custodian banks. Our revenue through these redistributors depends on several factors: the number of total end-user customers subscribing to our content; the number of securities being delivered to the customer; and the frequency by which we deliver those securities to the customer. Usage-related revenue growth has also moderated as customers consolidate the number of funds they manage and conduct intensive cost-savings reviews aimed at reducing the number of securities they require information about, reducing the frequency of when they receive information from us, or both. We expect that usage-related revenue (which currently represents approximately one-quarter of our total Institutional Services segment revenue) will continue growing, for at least the remainder of 2009 at a more modest rate than it has grown in recent periods. Heightened attention by financial institutions on containing or reducing their spending on the market data and related solutions that we provide to them over the coming quarters as well as the impact of cancellation notices we received in any given quarter or those received over multiple quarters, has the potential to adversely impact our future revenue.

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

Interactive Data Pricing and Reference Data’s growth is the result of new sales to existing customers and, to a lesser extent, sales to new customers, coupled with strong retention rates and higher usage revenue. Growth in this business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur, market and investment risk sensitivities intensify, and as financial instruments become more numerous, complex or both. For example, in June 2009, we broadened the evaluated pricing services capabilities of this business with new information resources, transparency tools, and expanded coverage of mortgage-backed securities.

Elevated cancellation levels during the past several quarters within Interactive Data Real-Time Services has challenged this business to sustain the growth it produced in prior quarters. While we have made progress in recent years to reorient our real-time market data services customer and revenue mix toward larger, more stable institutions, there is still a significant level of this business that is concentrated with infomedia websites, small money managers, proprietary trading shops, hedge funds and niche redistributors. The cancellations we have experienced in this business, primarily reflect the disproportionate impact the current difficult economic environment and market conditions have had on many of these smaller customers, as those customers cease operations or take cost-cutting actions leading to cancellations. To a lesser extent, cancellations by larger institutional customers who have ceased certain operations, reduced the scope of real-time content that they require or deployed an alternative solution involving sourcing certain content directly from a major stock exchange. This business continues to close sales to new and existing institutional customers seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. For example, in July 2009, Interactive Data announced a broader relationship with Pershing LLC, which will utilize a customized Web-based portal from Interactive Data Managed Solution to provide Pershing’s broker-dealer and independent registered investment advisor customers with access to a wide range of real-time market data and tools. This business continues to invest in enhancing and expanding its offerings and technical infrastructure.

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers. For example, in June 2009, we announced that a number of U.S. city and state agencies are now utilizing services offered by our Fixed Income Analytics business.

Active Trader Services

Deteriorating conditions in the active trader market have impacted eSignal’s growth in recent quarters. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, active traders tend to trade less frequently and cancellations of eSignal’s services by active traders typically increase and new subscriptions slow. In addition, periods of declines in the major stock markets have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. Related to these, we have experienced period-over-period declines in eSignal’s direct subscriber base in recent quarters. Difficult market conditions are also causing businesses that advertise online to reduce spending on online advertising, amid intensifying competition to attract advertisers. eSignal has experienced a decline in advertising revenue in recent quarters. Other factors that may affect eSignal’s growth include the contribution of its redistribution partners who resell its data and analytics, and online advertising on its financial websites, price increases and changes in demand within its suite of real-time market data terminals, which vary in price.

We believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions. In particular, we believe that the combination of vendor consolidations and increased cost pressures is creating a significant opportunity for adoption of eSignal’s desktop solutions by financial institutions in the wealth management market. For example, in July 2009, as part of the above-mentioned expanded relationship with Pershing LLC, Pershing will also access Market-Q, a real-time browser-based market data terminal. eSignal’s growth is also partially dependent on its ability to increase online advertising on its financial websites. To address the evolving needs of both financial institutions and active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, during the second quarter of 2009, eSignal announced a number of enhancements, new features and new capabilities for its various offerings.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2009	2008	% Change	2009	2008	% Change
REVENUE	$184,992	$186,149	(0.6)%	$371,026	$367,860	0.9%
COSTS AND EXPENSES:
Cost of services	66,404	61,319	8.3%	126,829	121,510	4.4%
Selling, general and administrative	52,884	61,153	(13.5)%	115,531	120,374	(4.0)%
Depreciation	7,562	6,805	11.1%	14,679	13,310	10.3%
Amortization	7,558	6,901	9.5%	15,071	13,755	9.6%

Total costs and expenses	134,408	136,178	(1.3)%	272,110	268,949	1.2%

INCOME FROM OPERATIONS	50,584	49,971	1.2%	98,916	98,911	0.0%
Interest income	514	1,966	(73.9)%	1,160	4,315	(73.1)%

INCOME BEFORE INCOME TAXES	51,098	51,937	(1.6)%	100,076	103,226	(3.1)%
Income tax expense	17,919	18,410	(2.7)%	34,849	37,401	(6.8)%

NET INCOME	$33,179	$33,527	(1.0)%	$65,227	$65,825	(0.9)%

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2009	2008	% Change	2009	2008	% Change
Less: Net income attributable to noncontrolling interest	(65)	—	100%	(172)	—	100%

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$33,114	$33,527	(1.2)%	$65,055	$65,825	(1.2)%

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	$0.35	$0.36	(2.8)%	$0.69	$0.70	(1.4)%
Diluted	$0.34	$0.35	(2.9)%	$0.68	$0.68	0.0%
Cash dividends declared per common share	$0.20	$0.15	33.3%	$0.20	$0.15	33.3%
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,018	94,011	0.0%	93,856	94,140	(0.3)%
Diluted	96,312	96,954	(0.7)%	96,159	97,153	(1.0)%

Out-of-Period Accounting Adjustment

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter revenue by $2,294,000, increased second quarter cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s reviews to date, the Company believes that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company is taking action to enhance the control deficiencies that contributed to the errors including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team. Although, no further accounting adjustments are anticipated, certain aspects of the Company’s review are ongoing.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”),the Company does not believe that the effects of the out-of-period accounting adjustment are material to its estimated full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both individually or in the aggregate, was not material to any of the Company’s prior year’s financial statements and is not expected to be material to the Company’s estimated full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

	Three Months Ended March 31, 2009	Year Ended
(in thousands)		December 31, 2008	December 31, 2007	December 31, 2006	Total
Decrease in Revenue	$191	$1,694	$200	$209	$2,294
Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595
Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

The out-of-period accounting adjustment amounts reported in this quarterly report consist of the out-of-period accounting adjustment amounts previously reported by the Company as well as additional minor adjustments which were reported by the Company in the second quarter 2009 and have been reclassified into the out-of-period adjustment.

Accordingly, the Company’s financial results for second quarter 2009 reported in this quarterly report are unchanged from second quarter 2009 financial results previously reported by the Company.

Impact of Foreign Exchange

On a quarterly and annual basis we calculate the impact of the change in foreign exchange rates between the current reporting period and the respective prior year reporting period. We provide the U.S. dollar impact resulting from the change in foreign exchange rates on current period revenue, cost of services, selling, general and administrative, depreciation, and amortization expenses. We calculate this impact by comparing the average foreign exchange rates for each operating currency for the current reporting period to the average foreign exchange rates for such operating currency for the respective year-ago reporting period. We believe that by providing this information, we are facilitating period-to-period comparisons of our underlying business.

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenue

	For the Three Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$123,190	$117,822	4.6%	$6,970	10.5%
Real-Time Services	32,832	37,884	(13.3)%	4,138	(2.4)%
Fixed Income Analytics	8,169	8,094	0.9%	7	1.0%

Total Institutional Services	$164,191	$163,800	0.2%	$11,115	7.0%
Active Trader Services
eSignal	$20,801	$22,349	(6.9)%	642	(4.1)%

Total Active Trader Services	20,801	22,349	(6.9)%	642	(4.1)%
TOTAL REVENUE	$184,992	$186,149	(0.6)%	$11,757	5.7%

Total revenue decreased by $1,157,000, or 0.6%, to $184,992,000 in the second quarter of 2009 (or an increase of $10,600,000, or 5.7% excluding foreign exchange). In the second quarter of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. Revenue decreased $5,052,000 at our Real-Time Services operation and includes lower revenue of $2,294,000 related to the out-of-period accounting adjustment as referred to above. In addition, revenue decreased $1,548,000 at our eSignal business. This revenue decrease is partially offset by revenue growth at our Pricing and Reference Data business of $5,368,000. In addition, revenue at our Fixed Income Analytics business increased $75,000. The change in foreign exchange rates decreased revenue by $11,757,000 in the second quarter of 2009, mainly due to the strength of the US dollar against the UK pound sterling and the Euro. The Kler’s business, which we acquired in August 2008, contributed revenue of $2,611,000 in the second quarter of 2009. In addition, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $2,201,000 in the second quarter of 2009, net of intercompany eliminations.

Institutional Services

Revenue within the Institutional Services segment increased by $391,000, or 0.2%, to $164,191,000 in the second quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $11,115,000 in the second quarter of 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $11,506,000, or 7.0%, in the second quarter of 2009. In the second quarter of 2009, the out-of-period accounting adjustment, as noted above, decreased revenue by $2,294,000 at our European real-time market data services operation.

Revenue for the Pricing and Reference Data business increased by $5,368,000, or 4.6%, to $123,190,000 in the second quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $6,970,000 in the second quarter of 2009. Excluding the impact of foreign exchange, revenue grew $12,338,000, or 10.5%, in the second quarter of 2009. The Kler’s business contributed revenue of $2,611,000 in the second quarter of 2009. Additionally, the NDF business contributed incremental revenue of $2,201,000, net of intercompany eliminations, in the second quarter of 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2008, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $5,052,000, or 13.3%, to $32,832,000 in the second quarter of 2009. In the second quarter of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $4,138,000 in the second quarter of 2009. Excluding the impact of foreign exchange, revenue decreased $914,000, or 2.4% in the second quarter of 2009, mainly due to the out-of-period accounting adjustment noted above, partially offset by the continued adoption of web-based financial market information solutions in North America and Europe.

Revenue for the Fixed Income Analytics business increased by $75,000, or 0.9%, to $8,169,000 in the second quarter of 2009. The change in foreign exchange rates, noted above, decreased revenue by $7,000 in the second quarter of 2009. Excluding the impact of foreign exchange, revenue grew $82,000, or 1.0%, in the second quarter of 2009 due to higher once-off revenue.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $1,548,000, or 6.9%, to $20,801,000 in the second quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $642,000 in the second quarter of 2009. Excluding the impact of foreign exchange, revenue decreased $906,000, or 4.1%, in the second quarter of 2009. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 3.1% to 57,233 in the second quarter of 2009, coupled with lower advertising revenue. This was partially offset by higher average subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$66,404	$61,319	8.3%	$3,847	14.6%

Cost of services expenses increased by $5,085,000, or 8.3%, to $66,404,000 in the second quarter of 2009. The change in foreign exchange rates decreased cost of services expense by $3,847,000 in the second quarter of 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $8,932,000 or 14.6%. In the second quarter of 2009, the out-of-period accounting adjustment at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000 and was comprised mainly of data acquisition-related expense. The Kler’s business contributed cost of services expense of $267,000 in the second quarter of 2009. Additionally, the NDF business contributed cost of services expenses of $429,000 in the second quarter of 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $561,000 mainly associated with increased headcount levels, coupled with higher communications expenditures of $579,000, and increased data acquisition expense of $343,000. This was partially offset by lower consulting-related spending of $432,000 and lower travel expense of $329,000. This is coupled with decreased costs associated with hardware and software agreements of $202,000 and lower supplies expense of $87,000. Cost of services expense as a percentage of revenue was 35.9% in the second quarter of 2009 compared with 32.9% in the second quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$52,884	$61,153	(13.5)%	$4,077	(6.9)%

Selling, general and administrative expenses decreased by $8,269,000, or 13.5%, to $52,884,000 in the second quarter of 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $4,077,000 in the second quarter of 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $4,192,000 or 6.9% in the second quarter of 2009. In the second quarter of 2009, the out-of-period accounting adjustment at our European real-time market data services operation, as noted previously, increased selling, general and administrative expense by $1,108,000 and was comprised mainly of sales commission, commissions paid to third parties, and premises costs. The Kler’s business contributed selling, general and administrative expenses of $782,000 in the second quarter of 2009. Additionally, the NDF business contributed selling, general and administrative expenses of $707,000. The change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $2,035,000.

The remaining decrease in selling, general and administrative expenses is mainly due to lower incentive-based bonus compensation expense of $9,991,000 in response to our financial performance to date and the impact that market conditions will likely have upon our business during the second half of the year, a portion of which was recorded as an expense in the first quarter of 2009. This is coupled with lower travel expense of $692,000, lower marketing costs of $503,000, lower consulting expenditures of $224,000 and decreased audit fees of $151,000. This is partially offset by higher personnel-related costs of $2,114,000 primarily associated with increased headcount levels and higher long-term incentive compensation expense and increased premises expense of $599,000. Selling, general, and administrative expenses as a percentage of revenue was 28.6% in the second quarter of 2009 compared with 32.9% in the second quarter of 2008.

Depreciation

	For the Three Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
DEPRECIATION	$7,562	$6,805	11.1%	$268	15.1%

Depreciation expense increased by $757,000 or 11.1%, to $7,562,000 in the second quarter of 2009. The change in foreign exchange rates decreased depreciation expense by $268,000 in the second quarter of 2009. Excluding the impact of foreign exchange, depreciation expense increased by $1,025,000 or 15.1% in the second quarter of 2009 due to capital spending during the last twelve months and increased capitalized software development amortization in the second quarter of 2009. This is partially offset by the normal expiration of asset lives.

Amortization

	For the Three Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
AMORTIZATION	$7,558	$6,901	9.5%	$150	11.7%

Amortization expense increased by $657,000, or 9.5%, to $7,558,000 in the second quarter of 2009. The change in foreign exchange rates decreased amortization expense by $150,000 in the second quarter of 2009. Excluding the impact of foreign exchange, amortization expense increased by $807,000 or 11.7% in the second quarter of 2009. The increase in amortization expense is primarily due to amortization expense associated with the acquisition of Kler’s and NDF of $354,000 and $456,000, respectively.

Other Consolidated Financial Information

Income from operations increased by $613,000, or 1.2%, to $50,584,000 in the second quarter of 2009 due to the factors discussed above.

Interest income decreased by $1,452,000, or 73.9%, to $514,000 in the second quarter of 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $839,000, or 1.6%, to $51,098,000 in the second quarter of 2009 due to the factors discussed above.

Net income decreased by $348,000, or 1.0%, to $33,179,000 in the second quarter of 2009. The decrease in net income is primarily due to lower income before income taxes, coupled with a lower effective tax rate of 35.1% in the second quarter of 2009 compared with 35.4% in the second quarter of 2008.

Net income attributable to the Company decreased by $413,000 or 1.2% to $33,114,000 in the second quarter of 2009 due to lower net income described directly above, coupled with a reduction of $65,000 associated with the noncontrolling interest related to the NDF acquisition.

We generated basic net income per share of $0.35 and diluted net income per share of $0.34 in the second quarter of 2009, compared with basic net income per share of $0.36 and diluted net income per share of $0.35 in the second quarter of 2008.

Weighted average common basic shares and diluted shares outstanding in second quarter of 2009 were essentially in line with the second quarter of 2008.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenue

	For the Six Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$245,021	$231,626	5.8%	$16,333	12.8%
Real-Time Services	67,760	75,863	(10.7)%	8,997	1.2%
Fixed Income Services	16,362	16,199	1.0%	38	1.2%

Total Institutional Services	$329,143	$323,688	1.7%	$25,368	9.5%
Active Trader Services:
eSignal	41,883	44,172	(5.2)%	1,458	(1.9)%

Total Active Trader Services	41,883	44,172	(5.2)%	1,458	(1.9)%

TOTAL REVENUE	$371,026	$367,860	0.9%	$26,826	8.2%

Total revenue increased by $3,166,000, or 0.9%, to $371,026,000 in the first six months of 2009 (or an increase of $29,992,000, or 8.2% excluding foreign exchange). In the first six months of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. Total revenue increased at our Pricing and Reference Data business by $13,395,000, and revenue at our Fixed Income Analytics business increased $163,000. This revenue growth was partially offset by decreased revenue of $8,103,000 at our Real-Time Services business which includes lower revenue of $2,294,000 related to the out-of-period accounting adjustment as referred to above. In addition, revenue decreased $2,289,000 at our eSignal business. The change in foreign exchange rates decreased revenue by $26,826,000 in the first six months of 2009, mainly due to the strength of the US dollar against the UK pound sterling and the Euro. The Kler’s business, which we acquired in August 2008, contributed revenue of $5,089,000 in the first six months of 2009. In addition, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $3,941,000 in the first six months of 2009, net of intercompany eliminations.

Institutional Services

Revenue within the Institutional Services segment increased by $5,455,000, or 1.7%, to $329,143,000 in the first six months of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $25,368,000 in the first six months of 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $30,823,000, or 9.5%, in the first six months of 2009. In the first six months of 2009, the out-of-period accounting adjustment, as noted above, decreased revenue by $2,294,000 at our European real-time market data services operation.

Revenue for the Pricing and Reference Data business increased by $13,395,000, or 5.8%, to $245,021,000 in the first six months of 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $16,333,000 in the first six months of 2009. Excluding the impact of foreign exchange, revenue grew $29,728,000, or 12.8%, in the first six months of 2009. The Kler’s business contributed revenue of $5,089,000 in the first six months of 2009. Additionally, the NDF business contributed incremental revenue of $3,941,000, net of intercompany eliminations, in the first six months of 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2008, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $8,103,000, or 10.7%, to $67,760,000 in the first six months of 2009. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $8,997,000 in the first six months of 2009. Excluding the impact of foreign exchange, revenue grew $894,000, or 1.2%, in the first six months of 2009 primarily due to the continued adoption of web-based financial market information solutions in North America and Europe, coupled with growth in the real-time datafeed business in the first quarter of 2009. This increase was partially offset by the out-of-period accounting adjustment of $2,294,000 as referred to above.

Revenue for the Fixed Income Analytics business increased by $163,000, or 1.0%, to $16,362,000 in the first six months of 2009. The change in foreign exchange rates, noted above, decreased revenue by $38,000 in the first six months of 2009. Excluding the impact of foreign exchange, revenue grew $201,000, or 1.2%, in the first six months of 2009 mainly due to higher once-off revenue.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $2,289,000, or 5.2%, to $41,883,000 in the first six months of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $1,458,000 in the first six months of 2009. Excluding the impact of foreign exchange, revenue decreased $831,000, or 1.9%, in the first six months of 2009. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 3.1% to 57,233 in the first six months of 2009, coupled with lower advertising revenue. This decrease in revenue was partially offset by higher average subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Six Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$126,829	$121,510	4.4%	$8,439	11.3%

Cost of services expenses increased by $5,319,000, or 4.4%, to $126,829,000 in the first six months of 2009. The change in foreign exchange rates decreased cost of services expense by $8,439,000 in the first six months of 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $13,758,000 or 11.3%. In the first six months of 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000 and was comprised mainly of data acquisition-related expense. The Kler’s business contributed cost of services expense of $711,000 in the first six months of 2009. Additionally, the NDF business contributed cost of services expenses of $882,000 in the first six months of 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $3,189,000 mainly associated with increased headcount levels and the effect of annual merit increases in 2008 that went into effect on April 1, 2008 compared with the first quarter of 2009. This is coupled with higher data acquisition expense of $1,583,000 and increased communications expenditures of $1,029,000. This was partially offset by lower consulting-related spending of $682,000, lower travel expenditures of $369,000 and a decrease in supplies expense of $261,000. Cost of services expense as a percentage of revenue was 34.2% in the first six months of 2009 compared with 33.0% in the first six months of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Six Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$115,531	$120,374	(4.0)%	$9,310	3.7%

Selling, general and administrative expenses decreased by $4,843,000, or 4.0%, to $115,531,000 in the first six months of 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $9,310,000 in the first six months of 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $4,467,000 or 3.7% in the first six months of 2009. In the first six months of 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased selling, general and administrative expense by $1,108,000 and was comprised mainly of sales commission, commissions paid to third parties, and premises costs. The Kler’s business contributed selling, general and administrative expenses of $1,340,000 in the first six months of 2009. Additionally, the NDF business contributed selling, general and administrative expenses of $1,388,000. The change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $5,124,000.

The remaining increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $5,274,000 primarily associated with increased headcount levels, the effect of annual merit increases in 2008 that went into effect on April 1, 2008 compared with the first quarter of 2009, and higher long-term incentive compensation expense. Included in the higher personnel-related costs is a $2,212,000 charge for stock-based compensation pertaining to our former Chief Executive Officer’s announced retirement on March 2, 2009. This is discussed in more detail in Note 2,“Stock-Based Compensation”, in Item 1 of this Quarterly Report on Form 10-Q. This is coupled with higher premises expense of $1,174,000, higher bad debt expense of $515,000, and increased audit fees of $102,000. The increase in selling, general, and administrative expenses is partially offset by lower incentive-based bonus compensation of $8,472,000, in response to our financial performance to date and the impact that market conditions will likely have upon our business during the second half of the year, and decreased sales commission expense of $1,065,000. This is coupled with lower marketing expense of $1,002,000, decreased travel costs of $813,000, and lower consulting expenditures of $255,000. Selling, general, and administrative expenses as a percentage of revenue was 31.1% in the first six months of 2009 compared with 32.7% in the first six months of 2008.

Depreciation

	For the Six Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
DEPRECIATION	$14,679	$13,310	10.3%	$565	14.5%

Depreciation expense increased by $1,369,000 or 10.3%, to $14,679,000 in the first six months of 2009. The change in foreign exchange rates decreased depreciation expense by $565,000 in the first six months of 2009. Excluding the impact of foreign exchange, depreciation expense increased by $1,934,000 or 14.5% in the first six months of 2009 due to capital spending during the last twelve months and increased capitalized software development amortization in the first six months of 2009. This is partially offset by the normal expiration of asset lives in the first six months of 2009.

Amortization

	For the Six Months Ended June 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
AMORTIZATION	$15,071	$13,755	9.6%	$299	11.7%

Amortization expense increased by $1,316,000, or 9.6%, to $15,071,000 in the first six months of 2009. The change in foreign exchange rates increased amortization expense by $299,000 in the first six months of 2009. Excluding the impact of foreign exchange, amortization expense increased by $1,615,000 or 11.7% in the first six months of 2009. The increase in amortization expense is primarily due to amortization expense associated with the acquisition of Kler’s and NDF of $691,000 and $930,000, respectively.

Other Consolidated Financial Information

Income from operations increased by $5,000, or 0.0%, to $98,916,000 in the first six months of 2009 due to the factors discussed above.

Interest income decreased by $3,155,000, or 73.1%, to $1,160,000 in the first six months of 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $3,150,000, or 3.1%, to $100,076,000 in the first six months of 2009 due to the factors discussed above.

Net income decreased by $598,000, or 0.9%, to $65,227,000 in the first six months of 2009. The increase in net income is primarily due to a lower effective tax rate of 34.8% in the first six months of 2009 compared with 36.2% in the first six months of 2008, on lower income before income taxes.

Net income attributable to the Company decreased by $770,000 or 1.2% to $65,055,000 in the first six months of 2009 due to the lower net income, described directly above, coupled with a reduction of $172,000 associated with the noncontrolling interest related to the NDF acquisition.

We generated basic net income per share of $0.69 and diluted net income per share of $0.68 in the first six months of 2009, compared with basic net income per share of $0.70 and diluted net income per share of $0.68 in the first six months of 2008.

Weighted average common basic shares and diluted shares outstanding for the first six months of 2009 were essentially in line with the first six months of 2008.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the six months ended June 30, 2009, our effective tax rate after discrete items was 34.8% as compared to 36.2% for the six months ended June 30, 2008. The estimated annual effective tax rate for the six months ended June 30, 2009 was 34.5%, excluding the net discrete tax benefit of $8,000 recorded in the first quarter and a discrete tax expense of $313,000 recorded in the second quarter of 2009. The net discrete tax expense in the second quarter was attributable to (i) (a) additional income tax expense resulting from a tax provision to tax return adjustment in connection with our 2006 and 2007 UK tax filings and (b) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (ii) realized tax benefits related to stock-based compensation.

The decrease in the second quarter 2009 estimated annual effective tax rate in relation to the prior year second quarter estimated annual effective tax rate is attributable to (i) a reduction in stock-based compensation expense recorded for incentive stock options under SFAS 123(R), (ii) a lower estimated annual effective state income tax rate, (iii) extension of the research and development credit signed into law on October 3, 2008, and (iv) the reduction of nondeductible executive compensation pursuant to Internal Revenue Code Section 162(m), offset by (v) a decrease in income generated in lower tax rate jurisdictions, (vi) a decrease in tax exempt interest, and (vii) a decrease in the Foreign Tax Credits.

We adopted the provisions of FIN 48 on January 1, 2007. There were no material changes to our unrecognized tax benefits in the second quarter. As of June 30, 2009, we had approximately $19,158,000 of gross unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $1,759,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had approximately $2,619,000 of accrued interest related to gross unrecognized tax benefits.

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

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash flow provided by (used in):
Operating activities	$86,080	$81,224
Investing activities	(39,675)	27,156
Financing activities	(34,391)	(93,467)
Effect of exchange rates on cash balances	8,757	3,079

Net increase in cash and cash equivalents	$20,771	$17,992

Operating Activities

Net cash provided by operating activities increased by $4,856,000, or 6.0%, to $86,080,000 in the first six months of 2009. The increase in net cash provided by operating activities was primarily due to an increase in our non cash items related to depreciation and amortization expense of $2,685,000 and stock-based compensation expense of $2,339,000 in the first six months of 2009.

Investing Activities

Capital expenditures increased by $814,000, or 5.5%, to $15,488,000 in the first six months of 2009 mainly due to the timing of capital expenditures planned for 2009. We continue to expect to spend from $54,000,000 to $56,000,000 in capital expenditures mainly focused on expanding and scaling our technical and Managed Solutions infrastructure. This also includes capital expenditures of approximately $7,000,000 to $8,000,000 associated with the planned relocation of one of our New York City offices and the refurbishment of our European headquarters in London. We expect approximately 30% of the capital expenditures associated with each of these activities will be reimbursed by the landlords of these facilities during 2009 and an additional 20% to be reimbursed in 2010. These reimbursements will be presented as cash inflows in operating activities on the Company’s condensed consolidated statements of cash flows.

In the first six months of 2009, we purchased marketable securities of $122,019,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $101,063,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

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

Financing Activities

In the first six months of 2009, we received $8,803,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 599,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 113,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first six months of 2009, we utilized $7,405,000 to repurchase 321,000 outstanding shares of common stock under our publicly announced stock buyback program.

During the first six months of 2009, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	June 29, 2009	$18,807

Total					$37,553

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The above dividends were paid from the Company’s existing cash resources.

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

During the first six months of 2008, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Dividend Paid (in thousands)
December 11, 2007 (1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007 (2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100

Total					$75,425

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date of March 31, 2008 and record date of March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

The above dividends were paid from the Company’s existing cash resources.

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

In April 2009, the FASB released FSP SFAS 157-4, FSP SFAS 107-1 and APB 28-1, FSP and SFAS 115-2 and SFAS 124-2. The Securities and Exchange Commission (“SEC”) also released SAB No. 111 (“SAB 111”). These releases, which are discussed below, are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ( “FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2 were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111 which amends and replaces SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5-M. to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporary impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

The adoption of FAS 141(R) and FSP FAS 141(R)-1 were effective January 1, 2009 for the Company and will change the Company’s accounting treatment for business combinations on a prospective basis, but the financial impact will depend on the terms and size of the acquisitions completed after the effective date of January 1, 2009.

In June 2009, the SEC issued SAB No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS 141(R) and SFAS 160. SAB 112 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether SFAS 167 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

FASB Codification

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“SFAS 168”). SFAS 168 approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 30, 2009. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings. SFAS 168 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“EPS”). Unvested share- based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that will be forfeited if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the Company during the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about expected market conditions, our expected growth and profitability, and planned product and service developments, and acquisitions; our statements related to any potential future stock repurchase transactions, including our intention to repurchase shares of our common stock from time to time under the stock repurchase program, the source of funding for the stock repurchase program, as well as the timing, nature and financial impact of any such transactions related to the stock buyback program; and statements related to dividends, including the timing, nature and financial impact of issuing any dividends. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

(i)	the impact of cost-cutting pressures across the industries we serve, including, without limitation, delayed sales cycles and further deceleration in usage-related revenue growth;

(ii)	consolidation of financial services companies, both within an industry and across industries, or the failure of financial services firms;

(iii)	overall economic conditions

(iv)	a decline in activity levels in the securities markets or the failure of market participants;

(v)	the intensity of competition from competitors with greater financial, technical and marketing resources than ours and their strategic response to new or emerging technologies, changes in the industry, changes in customer needs, or our services and offerings;

(vi)	the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities;

(vii)	our ability to maintain relationships with our key suppliers and providers of market data;

(viii)	our ability to maintain our relationships with service bureaus and custodian banks;

(ix)	new offerings by competitors or new technologies that could cause our offerings or services to become less competitive or obsolete or our inability to develop new or enhanced services or offerings;

(x)	new legislation or changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses;

(xi)	our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all;

(xii)	our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into;

(xiii)	regulatory oversight and providing services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services that could be expensive, time consuming and harm our reputation;

(xiv)	complex regulations and licensing requirements applicable to certain of our subsidiaries;

(xv)	the risks of doing business internationally;

(xvi)	our ability to attract and retain key personnel;

(xvii)	the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders; and

(xviii)	the risk that certain aspects of our ongoing reviews of the accounting matter within our European real-time market data services operation identify additional errors or have an unanticipated impact on our ongoing operations, customers or business relationships

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

Total revenue for the three months and six months ended June 30, 2009 and 2008 and long lived assets as of June 30, 2009 and December 31, 2008 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Revenue:
United Kingdom	$16,125	$20,053
All other European countries	29,331	29,880
Asia Pacific	7,737	4,671

Total	$53,193	$54,604

	Six Months Ended June 30,
	2009	2008
Revenue:
United Kingdom	$34,282	$41,918
All other European countries	57,456	58,787
Asia Pacific	14,937	8,926

Total	$106,675	$109,631

	As of June 30, 2009	As of December 31, 2008
Long-Lived Assets:
United Kingdom	$115,552	$100,467
All other European countries	102,429	104,169
Asia Pacific	35,662	34,746

Total	$253,643	$239,382

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our CEO and CFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under “information regarding Forward-Looking Statements in Part I-Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008 our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. In the second quarter of 2009, we repurchased 321,200 shares of outstanding common stock under the stock buyback program. As of June 30, 2009, there remained 2,474,237 shares available for purchase under the stock buyback program.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009—April 30, 2009	—	$—	—	2,795,437
May 1, 2009—May 31, 2009	156,200	$22.58	156,200	2,639,237
June 1, 2009—June 30, 2009	165,000	$23.49	165,000	2,474,237

Total	321,200	$23.05	321,200

(1)	No shares have been purchased in the second quarter of 2009 other than through our publicly announced stock buyback program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2009, we held our Annual Meeting of Stockholders. At the meeting the following matters were acted upon as specified below:

1. Seven directors were elected to serve until our next annual meeting and until their successors have been duly elected and qualified or upon their earlier death, resignation or removal.

The seven nominees for directors were elected based upon the following votes:

Raymond L. D’Arcy	For	79,995,286
	Withheld	12,394,261

Myra R. Drucker	For	91,703,019
	Withheld	686,528

Rona A. Fairhead	For	81,322,192
	Withheld	11,067,355

Donald P. Greenberg	For	91,332,489
	Withheld	1,057,058

Casper J. A. Hobbs	For	82,568,053
	Withheld	9,821,494

Philip J. Hoffman	For	81,210,610
	Withheld	11,178,937

Robert C. Lamb, Jr.	For	91,885,960
	Withheld	503,587

2. Ernst & Young LLP was ratified as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The results were as follows:

For	92,245,793
Against	72,416
Abstain	71,338
Broker Non-Votes	0
3. Our 2009 Long Term Incentive Plan was approved. The results were as follows:
For	81,375,607
Against	3,688,981
Abstain	4,103,230
Broker Non-Votes	3,221,729

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*
10.1*	2009 Long-Term Incentive Plan, filed as Appendix A, to the Company’s Proxy Statement on Schedule 14A filed on April 9, 2009

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 7, 2009	By:	/s/ RAYMOND L. D’ARCY
	Name:	Raymond L. D’Arcy
President and Chief Executive Officer

Dated: August 7, 2009	By:	/s/ ANDREW J. HAJDUCKY III
	Name:	Andrew J. Hajducky III
Executive Vice President, Chief Financial Officer and Treasurer