Form 10-Q
period 2009-09-30
INTERACTIVE DATA CORP/MA/
filed 2009-11-04
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of October 23, 2009 was 94,284,498.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008	3
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 (Audited)	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2009	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$192,092	$188,589	$563,118	$556,449

COSTS AND EXPENSES:

Cost of services	60,347	60,469	187,176	181,979

Selling, general and administrative	57,387	60,727	172,918	181,101

Depreciation	8,283	6,706	22,962	20,016

Amortization	7,644	7,006	22,715	20,761

Total costs and expenses	133,661	134,908	405,771	403,857

INCOME FROM OPERATIONS	58,431	53,681	157,347	152,592

Interest income	335	1,893	1,495	6,208

INCOME BEFORE INCOME TAXES	58,766	55,574	158,842	158,800

Income tax expense	15,636	18,859	50,485	56,260

NET INCOME	$43,130	$36,715	$108,357	$102,540

Less: Net income attributable to noncontrolling interest	—	—	(172)	—

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$43,130	$36,715	$108,185	$102,540

EARNINGS PER SHARE—INTERACTIVE DATA CORPORATION:

Basic	$0.46	$0.39	$1.15	$1.09

Diluted	$0.45	$0.38	$1.13	$1.06

Cash dividends declared per common share	$0.20	$0.30	$0.40	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	93,994	94,002	93,902	94,094

Diluted	96,047	96,764	96,122	97,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Assets:
Cash and cash equivalents	$190,459	$154,162
Marketable securities	99,766	74,616
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,466 and $6,309 at September 30, 2009 and December 31, 2008, respectively	123,848	109,052
Prepaid expenses and other current assets	21,236	16,039
Receivables from affiliates	1,597	—
Deferred income taxes	7,264	6,511

Total current assets	444,170	360,380

Property and equipment, net	112,143	109,210
Goodwill	566,714	550,282
Intangible assets, net	138,409	157,723
Other assets	5,036	4,930

Total Assets	$1,266,472	$1,182,525

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$16,020	$17,011
Accrued liabilities	70,005	85,088
Payables to affiliates	—	47
Income taxes payable	8,015	6,532
Deferred revenue	43,620	34,106
Dividends payable	—	18,705

Total current liabilities	137,660	161,489

Income taxes payable	10,718	11,158
Deferred tax liabilities	33,412	39,057
Other liabilities	15,868	10,418

Total Liabilities	197,658	222,122

Commitments and contingencies (Note 6)
Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 104,254,748 issued and 94,249,485 outstanding at September 30, 2009, and 102,736,504 issued and 93,531,941 outstanding at December 31, 2008	1,042	1,027
Additional paid-in-capital	1,007,278	976,651
Treasury stock, at cost, 10,005,263 and 9,204,563 shares, at September 30, 2009 and December 31, 2008 respectively	(208,736)	(190,000)
Accumulated earnings	265,027	194,733
Accumulated other comprehensive income (loss)	4,203	(22,604)

Total Interactive Data Corporation stockholders’ equity	1,068,814	959,807
Noncontrolling interest	—	596

Total Equity	1,068,814	960,403

Total Liabilities and Equity	$1,266,472	$1,182,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2008 (Audited)	102,737	$1,027	$976,651	9,205	$(190,000)
Exercise of stock options and issuance of deferred and restricted stock units	1,283	13	11,362	—	—
Issuance of stock in connection with employee stock purchase plan	235	2	4,559	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	4,362	—	—
Stock-based compensation (Note 2)	—	—	12,709	—	—
Purchase of treasury stock	—	—	—	800	(18,736)
Reclassification of noncontrolling interest under ASC 810-10	—	—	—	—	—
Purchase of NDF common shares from noncontrolling interest	—	—	(2,651)	—	—
Other comprehensive income (Note 12)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	286	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—
Net income	—	—	—	—	—

Balance, September 30, 2009	104,255	$1,042	$1,007,278	10,005	$(208,736)

	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, December 31, 2008 (Audited)	$194,733	$(22,604)	$—	$959,807	—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	11,375	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	4,561	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	4,362	—
Stock-based compensation (Note 2)	—	—	—	12,709	—
Purchase of treasury stock	—	—	—	(18,736)	—
Reclassification of noncontrolling interest under ASC 810-10	—	—	351	351	—
Purchase of NDF common shares from noncontrolling interest	—	—	(461)	(3,112)	—
Other comprehensive income (Note 12)	—	26,807	—	26,807	26,807
Common stock dividends awarded to holders of restricted stock units	(286)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	(37,605)	—	—	(37,605)	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	(62)	(62)	—
Net income	108,185	—	172	108,357	108,357

Balance, September 30, 2009	$265,027	$4,203	$—	$1,068,814	$135,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$108,357	$102,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,677	40,777
Amortization of discounts and premiums on marketable securities, net	1,484	456
Deferred income taxes	(7,967)	(66)
Excess tax benefits from stock-based compensation	(2,559)	(1,978)
Stock-based compensation	12,709	10,648
Provision for doubtful accounts and sales credits	1,067	705
Loss on dispositions of fixed assets	463	246
Changes in operating assets and liabilities, net	(22,748)	(16,686)

NET CASH PROVIDED BY OPERATING ACTIVITIES	136,483	136,642

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(25,157)	(22,629)
Acquisition of business	(3,231)	(27,338)
Purchase of marketable securities	(200,176)	(117,552)
Proceeds from maturities of marketable securities	173,510	136,215

NET CASH USED IN INVESTING ACTIVITIES	(55,054)	(31,304)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	15,936	16,657
Purchase of treasury stock	(18,150)	(44,767)
Common stock cash dividends paid	(56,413)	(89,542)
Excess tax benefits from stock-based compensation	2,559	1,978

NET CASH USED IN FINANCING ACTIVITIES	(56,068)	(115,674)
Effect of change in exchange rates on cash and cash equivalents	10,936	(10,303)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,297	(20,639)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,162	205,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,459	$184,831

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

As of September 30, 2009, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter revenue by $2,294,000, increased second quarter cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its estimated full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both individually or in the aggregate, was not material to any of the prior year’s financial statements and is not expected to be material to its estimated full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended	Year Ended			Total
	March 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Decrease in Revenue	$191	$1,694	$200	$209	$2,294

Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 1,276,476 deferred and restricted stock units have been granted as of September 30, 2009. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which have a one-year vesting period. There is acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the nine months ended September 30, 2009, we issued a total of 198,916 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the nine months ended September 30, 2009, our employees purchased an aggregate of 234,249 shares at an average share price of $19.47. At September 30, 2009, 720,202 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, as codified in FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2009 and 2008 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

For the three and nine months ended September 30, 2009 and 2008, we recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Cost of services	$1,024	$1,012	$2,918	$2,905

Selling, general and administrative	2,448	2,738	9,791	7,743

Stock-based compensation expense before income taxes	$3,472	$3,750	$12,709	$10,648

Income tax benefit	1,311	1,324	4,500	3,778

Stock-based compensation expense after income taxes	$2,161	$2,426	$8,209	$6,870

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

As of March 2, 2009, Mr. Clark had 1,100,000 outstanding stock options, of which 1,013,125 were vested, and 52,588 outstanding unvested restricted stock units. The equity award modifications, as described above, were evaluated by the Company and it was determined that there were two types of modifications under ASC 718, a Type I modification (Probable to Probable), which addressed Mr. Clark’s vested options that would have the post-termination exercise period extended from 90 days, under the original award agreement, to two years from his Full Retirement Date (or if earlier, the option expiration date); and a Type III modification (Improbable to Probable), which addressed Mr. Clark’s unvested awards that would now be vested upon his Full Retirement Date, and that would have otherwise been forfeited under the terms of the original award agreement. The total modification charges, calculated by the Company under the methods prescribed by ASC 718, were $864,000.

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

Valuation Assumptions

The estimated fair value of the options granted during 2009 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon US Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates are subject to final determination by our Board of Directors.

The fair value of stock options granted under the 2000 LTIP and 2009 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk free interest rate	2.4%-2.6%	2.2%-3.5%
Weighted average expected term (in years)	5.9	5.7
Weighted average expected volatility	29.7%	24.1%
Expected dividend yield	3.6%	2.2%

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Risk free interest rate	2.4%-2.6%	2.6%-3.5%
Weighted average expected term (in years)	5.9	5.7
Weighted average expected volatility	29.7%	24.1%
Expected dividend yield	3.6%	2.2%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average grant-date fair value of options granted during the three months ended September 30, 2009 and 2008 was $4.91 and $5.59, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $4.91 and $5.59, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the Nine Months Ended September 30,
	2009	2008
Risk free interest rate	0.3%-0.4%	2.0%-2.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	48.4%	33.7%
Expected dividend yield	3.6%	2.1%

	For the Three Months Ended September 30,
	2009	2008
Risk free interest rate	0.3%	2.0%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	39.7%	37.7%
Expected dividend yield	3.6%	2.2%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended September 30, 2009 and 2008 was $5.19 and $7.13, respectively. The weighted average grant-date fair value of stock issued under the 2001 ESPP for the nine months ended September 30, 2009 and 2008 was $5.82 and $6.59, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP and 2009 LTIP for the nine months ended September 30, 2009, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2009	10,264	$19.38
Granted	1,215	23.23
Exercised	(1,083)	(12.71)
Forfeited	(152)	(24.29)
Expired	(40)	(25.29)

Outstanding at September 30, 2009	10,204	$20.45

Vested and unvested expected to vest at September 30, 2009	9,883	$20.34
Exercisable at September 30, 2009	7,004	$18.71

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the status and activity for restricted stock units under our 2000 LTIP and 2009 LTIP for the nine months ended September 30, 2009, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted Stock Units:
Unvested at January 1, 2009	540,579	$24.41
Granted	408,066	22.88
Vested	(294,654)	(22.23)
Forfeited	(31,198)	(25.30)

Unvested at September 30, 2009	622,793	$24.39

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at September 30, 2009 related to our non-vested employee stock purchase plan, stock option and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$689,000	$14,930,000	$9,811,000
Weighted average period remaining (in years)	1.0	2.7	2.3

3. Marketable Securities

The Company follows SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as codified in FASB ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”), in accounting for our marketable securities. Investments consist of high-grade municipal obligations with original maturities of greater than 90 days and remaining maturities of less than one year. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Marketable securities by security type at September 30, 2009 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations	$99,755	$22	$(11)	$99,766

Marketable securities by security type at December 31, 2008 were as follows:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations	$74,570	$56	$(10)	$74,616

There were no significant sales of our marketable securities for the nine months ended September 30, 2009 and the year ended December 31, 2008.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months and nine months ended September 30, 2009 and 2008.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue (a):
Institutional Services	$171,196	$166,036	$500,339	$489,724
Active Trader Services	20,896	22,553	62,779	66,725

Total	$192,092	$188,589	$563,118	$556,449

Income (loss) from operations (b):
Institutional Services	$79,124	$72,546	$217,976	$209,959
Active Trader Services	8,460	7,683	22,940	21,500
Corporate and unallocated (c)	(29,153)	(26,548)	(83,569)	(78,867)

Total	$58,431	$53,681	$157,347	$152,592

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008

Identifiable assets by reportable segment:
Institutional Services	$1,021,938	$940,994
Active Trader Services	189,546	185,591
Corporate and unallocated (d)	54,988	55,940

Total	$1,266,472	$1,182,525

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles income (loss) from operations to income before income taxes as of September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from operations (b):	$58,431	$53,681	$157,347	$152,592
Interest Income	335	1,893	1,495	6,208

Income before income taxes	$58,766	$55,574	$158,842	$158,800

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	Does not include any Goodwill or Intangible assets. All Goodwill and Intangible assets have been allocated to the two reportable segments.

5. Earnings Per Share

We calculate earnings per share in accordance with SFAS No. 128, “Earnings per Share”, as codified in FASB ASC Topic 260 “Earnings per Share” (“EPS”) (“ASC 260”), and apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid-in- capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 4,003,476 and 2,898,138 shares of common stock during the three months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Stock options representing the right to acquire 3,281,466 and 1,973,563 shares of common stock during the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three and nine months ended September 30, 2009 and 2008, they may be dilutive in future quarters’ calculations. All outstanding restricted stock units were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2009 and 2008 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator:

Net income—Interactive Data Corporation	$43,130	36,715	$108,185	$102,540

Denominator:

Weighted average shares used to compute basic EPS	93,994	94,002	93,902	94,094

Effect of dilutive securities:

Stock options	1,823	2,510	1,885	2,668

Restricted stock units	230	252	335	261

Weighted average shares used to compute diluted EPS	96,047	96,764	96,122	97,023

Basic EPS	$0.46	$0.39	$1.15	$1.09

Diluted EPS	$0.45	$0.38	$1.13	$1.06

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

7. Income Taxes

Before discrete items, the estimated annual effective tax rate for 2009 as compared to 2008 was essentially flat. For the nine months ended September 30, 2009, the Company’s effective tax rate after discrete items was 31.8% as compared to 35.4 % for the nine months ended September 30, 2008. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2009 was 35.4%, excluding a net discrete tax expense of $304, 000 recorded in the six months ended June 30, 2009, and a net discrete tax benefit of $6,064,000 recorded in the third quarter of 2009. The net discrete tax benefit in the third quarter was primarily attributable to (a) release of tax reserves resulting from the favorable settlement of our 2005-2007 UK tax audit, $2,987,000, (b) a release of tax reserves and interest resulting from the settlement of state income tax audits in various tax jurisdictions, $1,555,000, and (c) a release of tax reserves and interest resulting from expiration of various statutes of limitations, $1,951,000.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), as codified in FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Other than the favorable settlement related to our 2005-2007 UK tax audit and the expiration of various statutes of limitations, there were no other material changes to the Company’s unrecognized tax benefits in the third quarter. As of September 30, 2009, the Company had approximately $14,100,000 of gross unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $2,051,000 of its currently remaining gross unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the Company had approximately $1,797,000 of accrued interest related to gross unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal taxes, the 2003 through 2008 tax years for states where the Company has significant income, and the 2005 through 2007 tax years for foreign tax jurisdictions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	September 30, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,143	$(87,512)	$631	$88,112	$(87,500)	$612
Securities databases	4.0 years	15,469	(12,474)	2,995	15,333	(11,582)	3,751
Computer software	7.8 years	98,781	(75,070)	23,711	96,448	(68,776)	27,672
Customer lists	11.5 years	269,566	(172,183)	97,383	266,621	(155,299)	111,322
Service contracts	23.6 years	17,690	(5,303)	12,387	17,690	(4,786)	12,904
Trademarks	12.4 years	2,600	(1,298)	1,302	2,600	(1,138)	1,462

Total		$492,249	$(353,840)	$138,409	$486,804	$(329,081)	$157,723

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/10	$30,588
For year ending 12/31/11	$23,807
For year ending 12/31/12	$20,728
For year ending 12/31/13	$15,143
For year ending 12/31/14	$9,935
For years thereafter	$30,587

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2009 is $7,621,000.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2008	$396,822	$153,460	$550,282
Goodwill acquired during the year	(a) 105	—	105
Purchase accounting adjustments	(b) 2,081	—	2,081
Impact of change in foreign exchange rates	14,202	44	(c) 14,246

Balance as of September 30, 2009	$413,210	$153,504	$566,714

(a)	Represents the final working capital payment related to our acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”) in the third quarter of 2008. Refer to Note 14, “Mergers and Acquisitions”, in these Notes to the Condensed Consolidated Financial Statements.
(b)	Consists of an addition to goodwill primarily related to our acquisition of Japan-based NTT DATA Financial Corporation (“NDF”) in the fourth quarter of 2008, which are purchase price allocation adjustments under SFAS No. 141, “Business Combinations” (“SFAS 141”).
(c)	Foreign currency translation adjustments totaling an increase of $14,246,000 primarily reflecting the weakening of the US Dollar against the UK pound and the Euro during the nine months ended September 30, 2009.

9. Retirement Plan

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees which also includes certain of our US employees. Pension costs are actuarially determined. We fund pension costs attributable to our employees to the extent allowable under IRS regulations. In 2001, we froze the benefits associated with this Pension Plan and no gain or loss was recorded as a result of the curtailment.

The Company follows SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, as codified in FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic benefit cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	140	136	420	408
Expected return on plan assets	(116)	(175)	(349)	(524)
Amortization of unrecognized prior service costs	1	1	3	2
Amortization of unrecognized loss	100	16	300	49

Net periodic benefit cost	$125	$(22)	$374	$(65)

In 2009, the Company expects to contribute $775,000 to fund its obligations under the Pension Plan. As of September 30, 2009, the Company has made contributions of $700,000 under the Pension Plan.

10. Stockholders’ Equity

In addition to the Company’s common stock, the Company is authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Company’s Board of Directors, without any further action by the stockholders. At September 30, 2009, no preferred shares have been issued.

On December 11, 2007, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the third quarter of 2009, the Company repurchased 479,500 shares of outstanding common stock under the stock buyback program. During the first nine months of 2009, the Company repurchased 800,000 shares of outstanding common stock under the stock buy back program. As of September 30, 2009, 1,994,737 shares remained available for purchase under the stock buyback program.

In February 2007, the Company announced that its Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the nine months ended September 30, 2009:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1),	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	June 29, 2009	$18,807
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	September 29, 2009	$18,798

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of: March 31, 2009 and a record date of: March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The above dividends were paid from the Company’s existing cash resources.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors.

11. Recent Accounting Pronouncements

FASB Codification

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“SFAS 168”), as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of SFASs, FSPs or EITFs. Instead, the FASB will issue Accounting Standards Updates (“ASU”). The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was adopted by the Company during our interim period ending September 30, 2009, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, ASC 820 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157, now codified in ASC 820, was effective for the company in 2008. The adoption of this standard, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS 157-2 delayed the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 was effective immediately upon issuance and includes those periods for which financial statements have not been issued. FSP SFAS 157-1, FSP SFAS 157-2 and FSP SFAS 157-3 are now codified in ASC 820. In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)- Measuring Liabilities at Fair Value”, which amends ASC 820 to provide additional guidance concerning measurement of a liability at fair value when there is a lack of observable market information.

The adoptions of FSP SFAS 157-1 (ASC 820), effective January 1, 2008, FSP SFAS 157-2 (ASC 820), effective January 1, 2009, and FSP SFAS 157-3 (ASC 820), effective October 10, 2008, and ASU 2009-05, effective August 28, 2009, did not materially impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB released FSP SFAS 157-4, now codified in ASC 820, FSP SFAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), and FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. The SEC also released SAB No. 111 (“SAB 111”). These releases are discussed below, which are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ( “FSP SFAS 157-4”), now codified in ASC 820, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4, now codified in ASC 820, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”), now codified in ASC 825. This issuance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, now codified in ASC 825, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This issuance also amended APB Opinion No. 28, now codified in FASB ASC Topic 270, “Interim Reporting” (“ASC 270”), to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1, now codified in ASC 825, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”), now codified in ASC 320. This issuance amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This issuance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111 which amends and replaces SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5-M. to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporarily impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, now codified in ASC 810-10, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the Equity section of the balance sheet.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), as codified in FASB ASC Topic 805, “Business Combinations” (“ASC 805”). ASC 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP SFAS 141(R)-1”), now codified in ASC 805. This guidance amends and clarifies ASC 805 and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

The adoption of FAS 141(R) and FSP FAS 141(R)-1, now codified in ASC 805, were effective January 1, 2009 for the Company and will change the Company’s accounting treatment for business combinations on a prospective basis, but the financial impact will depend on the terms and size of the acquisitions completed after the effective date of January 1, 2009.

In June 2009, the SEC issued SAB No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS 141(R), now codified in ASC 805, and SFAS 160, now codified in ASC 810-10. SAB 112 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), as codified in FASB ASC Topic 810, “Consolidation” (“ASC 810”). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether SFAS 167 will have a material impact on the Company’s financial position, results of operations or cash flows.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), as codified in FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, as codified in FASB ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as codified in ASC 805, and other US generally accepted accounting principles. The adoption of FSP SFAS 142-3, now codified in ASC 350-30, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), as codified in FASB ASC Subtopic 260-10, “Earnings Per Share- Overall” (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that will be forfeited if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, now codified in ASC 260-10, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), as codified in FASB ASC Subtopic 715-20, “Defined Benefit Plans- General” (“ASC 715-20”). ASC 715-20 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. ASC 715-20 is effective for the Company in 2010. The Company does not anticipate that ASC 715-20 will have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165, now codified in ASC 855, was effective for the Company during the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

12. Comprehensive Income

The components of accumulated other comprehensive income(loss) attributable to Interactive Data Corporation are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)

Unrealized gain (loss) on securities	$789	$(78)

Foreign currency translation adjustments	8,688	(17,252)

Minimum pension liability/unrecognized losses	(5,274)	(5,274)

Total accumulated other comprehensive income(loss), net of taxes	$4,203	$(22,604)

There was no other comprehensive income(loss) recorded for noncontrolling interests during the first nine months of 2009.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive income were as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(In thousands)

Net income	$108,357	$102,540

Other comprehensive income(loss), net of tax:

Unrealized gain (loss) on securities	868	(1,002)

Foreign currency translation adjustments	25,939	(29,037)

Total other comprehensive income(loss), net of tax	26,807	(30,039)

Comprehensive income	135,164	72,501

Less: Comprehensive income attributable to noncontrolling interest	(172)	—

Comprehensive income attributable to Interactive Data Corporation	$134,992	$72,501

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(In thousands)

Net income	$43,130	$36,715

Other comprehensive income(loss), net of tax:

Unrealized gain(loss) on securities	642	(467)

Foreign currency translation adjustments	4,603	(36,761)

Total other comprehensive income (loss), net of tax	5,245	(37,228)

Comprehensive income(loss)	48,375	(513)

Less: Comprehensive income attributable to noncontrolling interest	—	—

Comprehensive income(loss) attributable to Interactive Data Corporation	$48,375	$(513)

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, as codified in ASC 820. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. As discussed in Note 11 above, effective January 1, 2009, the Company adopted the provisions of FSP SFAS 157-2, as codified in ASC 820, and therefore adopted ASC 820, with respect to both its financial and non-financial assets and liabilities that are required to be measured at fair value within the condensed consolidated financial statements. The adoption of ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Assets:

Cash equivalents—Money Market Funds	$15,935	$—	$—	$15,935

Cash equivalents (1)	—	10,053	—	10,053

Marketable Securities—Available for Sale (2)	—	99,766	—	99,766
Other (3)	6,343	—	—	6,343

Total Assets	$22,278	$109,819	$—	$132,097

	September 30, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$6,343	$—	$—	$6,343

Total Liabilities	$6,343	$—	$—	$6,343

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money Market Funds	$36,201	$—	$—	$36,201
Cash equivalents (1)	—	17,813	—	17,813
Marketable Securities—Available for Sale (2)	—	74,616	—	74,616
Other (3)	4,884	—	—	4,884

Total Assets	$41,085	$92,429	$—	$133,514

	December 31, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$4,884	—	—	$4,884

Total Liabilities	$4,884	$—	$—	$4,884

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, approximate their fair value because of the short maturity of those instruments.

14. Mergers and Acquisitions

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of the outstanding equity of Japan-based NTT DATA Financial, or NDF. On December 19, 2008, the Company acquired an additional 1% to increase the Company’s ownership of the outstanding equity to 80%. In total the Company paid 2,416,000,000 JPY (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 JPY (or $10,369,000 at the currency exchange rate at the date of acquisition). On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining shareholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009 and the total purchase price to 2,718,000,000 JPY (or $29,823,000 at the currency exchange rates on the transaction dates). The additional 400 common shares were recorded as prescribed under SFAS 160, as codified in ASC 810-10, and accounted for as a capital transaction. Although the Company’s equity ownership is 90%, the Company’s economic ownership is 100%. The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) from the remaining shareholder (noncontrolling interest) at an expected total purchase price of 302,000,000 JPY (or approximately $3,373,000 at the September 30, 2009 currency exchange rate) prior to December 31, 2010. As a result of this firm commitment, the Company’s financial statements have reflected 100% economic ownership of NDF beginning April 28, 2009. See Note 15, “Noncontrolling Interest,” in these Notes to the Consolidated Financial Statements. The Company has this liability recorded, as prescribed under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), as codified in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in other liabilities on the Consolidated Balance Sheet at September 30, 2009. In addition, the Company accrued estimated transaction and acquisition costs of $1,361,000, consisting of legal and accounting services. These costs have all been paid. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by SFAS 141, as additional information becomes known or payments are made. This acquisition was funded from the operating cash of the Company.

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

This acquisition of NDF provides the Company with a direct presence in Japan and advances the Company’s strategy to expand its business in the Asia-Pacific region. Based in Tokyo, NDF is a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. These factors contributed to the recognition of goodwill upon the purchase of NDF. Prior to the acquisition, the Company and NDF were party to a redistribution agreement for more than 14 years pursuant to which NDF was granted certain exclusive rights to redistribute the Company’s global end-of-day securities pricing, evaluations and reference data to financial institutions located in Japan. The Company has determined that there was no material transaction settlement relating to the preexisting relationship between the Company and NDF on the date of acquisition. The Company has changed the name of NDF to Interactive Data Japan KK.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$10,369
Accounts receivable, net	1,191
Prepaid expenses and other current assets	40
Fixed assets	57
Customer list	11,430
Completed software/technology	1,184
Non-compete agreement	63
Deferred tax assets, net	1,909
Other assets	393
Goodwill	20,639

$47,275
Liabilities:
Accounts payable	$2,084
Accrued liabilities	2,641
Deferred revenue	3,394
Income taxes payable	932
Deferred tax liabilities	5,705
Other liabilities	4,097
Accrued acquisition costs	1,361

$20,214

Noncontrolling (minority) interest	$364

Purchase Price Allocation under SFAS 141	$26,697
Cash paid to noncontrolling interest for additional 400 common shares of NDF under ASC 810-10	3,126

Total Purchase Price	$29,823

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company accrued estimated transaction and acquisition costs of $737,000, consisting of legal and accounting services. These costs have all been paid. During the second quarter of 2009, the Company made the final post-closing working capital adjustment payment of €75,000 (or $105,000 at the currency exchange rate on the date of payment) bringing the final purchase price to €19,075,000 (or $29,671,000).

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

Kler’s provides comprehensive reference data, including corporate actions and taxation information, on Italian and international securities. The acquisition has enabled the Company to expand its reference data services and to continue increasing its presence across continental Europe. These factors contributed to the recognition of goodwill upon the purchase of Kler’s. The Kler’s business is being integrated into the Company’s Interactive Data Pricing and Reference Data business.

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

15. Noncontrolling Interest

As discussed in Note 11 above, effective January 1, 2009, the Company has adopted the provisions of SFAS 160, as codified in ASC 810-10, which require the Company to change its accounting for noncontrolling (minority) interests. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest and requires additional disclosures.

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

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under ASC 810-10 for the three and nine months ended as of September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Interactive Data Corporation	$43,130	$36,715	$108,185	$102,540
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporation’s paid-in-capital for purchase of 400 NDF common shares (10%)	—	—	(2,651)	—

Net transfers to noncontrolling interest	—	—	(2,651)	—

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$43,130	$36,715	$105,534	$102,540

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of September 30, 2009 up through November 4, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events requiring recognition.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 1, 2009, our Board of Directors declared a quarterly cash dividend of $0.20 per share of outstanding common stock payable on December 30, 2009 to stockholders of record as of the close of business on December 8, 2009. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors.

On October 5, 2009, we entered into a new property lease agreement for office space in Boston, Massachusetts, US. The initial lease term is from March 2010 to March 2021, with an option to extend for another five year term at a rental value determined to be the fair market rental value at the time of the extension. The total minimum lease obligation, payable over the initial lease term, will be approximately $7,420,000, none of which is payable until beginning in April 2011. This new property lease will replace our current Boston office space lease, which expires in March 2010. The Company will follow the guidance in SFAS No. 13 “Accounting for Leases” and SFAS No. 29 “Determining Contingent Rentals”, both codified in FASB ASC Topic 840 “Leases” (“ASC 840”), in accounting for this lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2009 included herein in Item 1, and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•

Institutional Services. Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations such as service bureaus and custodian banks. The Institutional Services segment is composed of three businesses:

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

Business Strategy

We are focused on expanding our position as a leading provider of financial market data, analytics and related solutions. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services that offer new or improved features, content or capabilities that will appeal to current and prospective customers. As part of our efforts to build strong customer relationships, we continue to dedicate significant resources to providing high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We continue to centralize key areas of our organization from a business and product strategy, sales management and operational perspective. We have made substantial progress in this area over the past several years, which we believe enables us to present our business more effectively to the marketplace. We plan to continue our efforts in this area going forward. In addition, we believe these actions continue to help us address our institutional customers’ needs by leveraging our collective content, capabilities and other resources across six core product areas: evaluations, reference data, real-time market data services, web-based solutions (referred to historically as managed solutions), fixed income analytics and desktop solutions.

We plan to continue to invest in organic growth initiatives and to pursue strategic acquisitions that will enable us to expand our business globally. More specifically, we will continue to focus on developing and delivering high-value services through new and enhanced offerings. These efforts are based, in part, on an active dialogue with customers, prospects, business partners, industry organizations and other key parties. Our development initiatives are oriented toward helping our customers address powerful trends affecting their businesses such as heightened scrutiny on their valuation processes, increased regulation, increased sensitivity about investment and market risks (as well as increased focus on risk management in general), use of automated trading systems and the need to differentiate their wealth management platforms. More specifically, we will seek to enhance our fixed income capabilities by providing a broader range of valuation and analytics offerings for use throughout the enterprise. We also plan to leverage our reference data content by developing new capabilities and services that enable us to extend our reach further into the middle and front office workflows. Another key element in our growth strategy will be to maximize the content, capabilities and offerings across our real-time market data, web-based solutions and eSignal desktop product areas to drive greater success within the wealth management and electronic trading areas of our institutional clients.

International expansion also continues to be a key element in our growth strategy. We plan to continue investing in growing our business outside of North America, both organically and through acquisitions. We believe that continental Europe represents an attractive opportunity for expansion and can complement the strong relationships we have maintained with customers based in the United Kingdom. We believe that our August 2008 acquisition of Kler’s, which is based in Rome, Italy, and our December 2008 acquisition of a majority interest in NDF, which is based in Tokyo, Japan, will continue to enhance our ability to further expand our business outside of North America. In addition, in early 2009, we took steps to align leadership of our business outside of North America under a single management structure in order to more effectively and efficiently allocate our resources with a focus on gaining greater scale and accelerating our progress in the Asia Pacific region.

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

Historically, our business has generated a high level of recurring revenue and cash flow from operations. We typically have invested our financial resources in organic growth initiatives and strategic acquisitions while maintaining a conservative capital structure. We also have used cash to repurchase our common stock and returned cash to stockholders through dividends at levels and junctures as our Board of Directors believes appropriate. For additional information pertaining to dividend activity during the nine months ended September 30, 2009, please refer to the discussion of our financing activities appearing below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption for more than a year. This volatility reached unprecedented levels in the fall of 2008 as a result of the global financial crisis affecting the banking system and participants in the financial markets. The global financial crisis has impacted the financial health of financial market participants and has resulted in consolidation among some participants in the financial markets and the collapse of others. Operational spending by financial institutions during the second half of 2008 and into the first nine months of 2009 has been negatively impacted by the crisis as firms look to control or reduce spending. Bank collapses and emergency mergers have decreased significantly from levels in the first quarter of 2009. Government interventions around the world have helped curtail decline and the global economy has shown some signs of stabilization. The financial markets likewise appear to have begun to stabilize. However, the timing and extent of a fuller economic recovery remains uncertain. Notwithstanding recent signs of stabilization, the ramifications of the global economic crisis continue to impact our business. We continue to expect that overall spending on market data and related solutions for at least the remainder of 2009 will decline over 2008 levels for the same period.

The global financial crisis has prompted substantial government intervention in the financial services industry. As a result, it is expected that there will be new regulation and government oversight of the financial services industry. It is unclear at this time how potential new regulation and government oversight will affect our business in the future.

When financial institutions consolidate, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. We continue to deliver market data services to a number of customers who have completed or who are currently involved in the process of a merger or acquisition. If our services are eliminated or reduced as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. It is unclear at this time how the affected firms plan to integrate their operations and what impact, if any, those plans will have on the demand for our services. Additional financial institution failures or additional consolidation activity has the potential to adversely impact our revenue in the future.

We have encountered challenging market conditions thus far into 2009, characterized by limited visibility and considerable levels of uncertainty about customer spending on financial market data and related solutions. We expect that these market conditions are likely to persist for the remainder of 2009 and through 2010. While we believe that recent events in the global financial markets will lead to a reduction in overall spending by institutions on financial market data and related solutions in 2009 and in 2010, the overall magnitude of the reductions is unclear to us at this time. Customers continue to focus on containing or reducing costs. The spending decisions in various parts of our customers’ organizations have been and will continue to be impacted by recent and emerging industry trends. We anticipate that the outcome of the spending decision-making process will vary depending on the specific trends impacting the different parts of their organization, as well as their overall business strategy. While in some areas the impact or anticipated impact of current trends will likely lead to a decision to reduce market data and related services, in other areas the analysis of the trends may lead to a decision to acquire additional market data or related services. It is unclear at this time which segments of the financial market data industry will be most affected by the continued focus on controlling or reducing spending. We believe we are well-positioned in areas that we believe will continue to receive higher levels of investment, such as in the evaluations and reference data areas.

In the current environment, the organic growth rate of our business has slowed and in response, we have taken certain actions to control discretionary spending and reduce costs, including the reduction of travel and consulting expenses, the elimination of annual merit-based salary increases in 2009 and a significant reduction of certain annual incentive bonus compensation in 2009. It remains unclear whether the overall reduction in spending on financial market data and related solutions in 2009 will create further deterioration on our near-term and longer-term financial results. The major trends influencing our institutional business are further described below.

Institutional Services

We believe that our institutional customers’ focus on reducing or controlling costs as a result of the recent difficult economic environment continues to influence cancellation activity. However, in the third quarter of 2009, we observed that the intense pressure to cut costs at our large institutional clients was lessening somewhat versus our experience during first half of the year. For example, within the Institutional Services segment, we experienced lower cancellation levels by customers, particularly for our real-time market data services, for the third quarter of 2009 compared with levels in the first half of 2009. For the first nine months of 2009, cancellation levels within the Institutional Services segment were higher than historical levels. From a geographical perspective, we experienced more favorable conditions outside of North America.

In addition to monitoring the volume and magnitude of cancellations, we also monitor retention rates. We have historically measured our retention rates by the number of institutionally oriented accounts we retain in any given 12-month period. A single institutional customer may have (and often does have) more than one account. This metric does not measure revenue associated with any retained or cancelled account. During the third quarter of 2009, our institutionally oriented retention rate was approximately 92%, compared with the 95% level that we experienced in prior years and remained essentially unchanged compared with our institutionally oriented retention rate of 92% in the second quarter of 2009.

We believe that much of the data we supply is mission critical to our customers’ operations regardless of market conditions; however, we are affected, at least in part, by the recently intensified focus on cost reduction or containment within our institutional customer base. If the data we provide were not mission critical, we believe that current market conditions would affect us more adversely. In addition, as further described below, the current economic climate and global financial crisis also present certain opportunities for us that may ameliorate the adverse impact the focus on cost cutting may have on our revenue.

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

•

As mentioned above, we expect that the global financial crisis will continue to adversely impact spending on market data and related services in 2009 as financial institutions focus on containing or reducing their costs. This focus is, in certain instances, leading to the redirection of spending into areas where our financial market data services and related solutions can help them increase the efficiency of their workflows and related processing functions. At the same time, this focus is contributing to longer sales cycles, constraining usage rates, and resulting in increased cancellations and service downgrades. The impact of cancellations on our revenue may be delayed due to the lag between receipt of notice of cancellations and the related effective date of the termination. We have also experienced more moderate growth in usage-related revenue, which often includes end-users subscribing to our content through various redistribution channel partners such as software companies, service bureaus and custodian banks. Our revenue through these redistributors depends on several factors: the number of total end-user customers subscribing to our content; the number of securities being delivered to the customer; and the frequency by which we deliver those securities to the customer. Usage-related revenue growth has moderated as customers consolidate the number of funds they manage and conduct intensive cost-savings reviews aimed at reducing the number of securities they require information about, reducing the frequency of when they receive information from us, or both. We expect that usage-related revenue (which currently represents approximately one-quarter of our total Institutional Services segment revenue) will continue growing at a more modest rate for at least the remainder of 2009 compared with the usage-related revenue growth in recent years. Heightened attention by financial institutions on containing or reducing their spending on the market data and related solutions that we provide to them over the coming quarters as well as the impact of cancellation notices we received in any given quarter or those received over multiple quarters, has the potential to adversely impact our future revenue.

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

Interactive Data Pricing and Reference Data’s growth is the result of new sales to existing customers and, to a lesser extent, sales to new customers, coupled with strong retention rates and higher usage revenue. Growth in this business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur, market and investment risk sensitivities intensify, and as financial instruments become more numerous, complex or both. For example, during the third quarter, we expanded our valuation services to encompass loans associated with the Term Asset-Backed Securities Loan Facility and Municipal Auction Rate Securities, including Student Loan Auction Rate Securities.

Elevated cancellation levels, primarily during the first two quarters of 2009, within Interactive Data Real-Time Services has challenged this business to sustain the growth it produced in prior quarters. While we have made progress in recent years to reorient our real-time market data services customer and revenue mix toward larger, more stable institutions, there is still a significant level of this business that is concentrated with infomedia websites, small money managers, proprietary trading shops, hedge funds and niche redistributors. The cancellations we experienced in this business, during the third quarter of 2009 improved over first-half 2009 levels. Cancellations in this business during the first nine months of 2009 primarily reflect the impact the current difficult economic environment and market conditions have had on many of these smaller customers, as those customers cease operations or take cost-cutting actions leading to cancellations. To a lesser extent, cancellations involve larger institutional customers who have ceased certain operations, reduced the scope of real-time content that they require or deployed an alternative solution involving sourcing certain content directly from a major stock exchange. This business continues to close sales to new and existing institutional customers seeking to subscribe to our low latency data services in order to support their algorithmic and electronic trading applications. This business also continues to expand its Interactive Data Managed Solutions business globally with both existing and new clients. For example, during the past three months, Interactive Data has announced new client wins for its web-based solutions with Msnbc.com and Scivantage. This business continues to invest in enhancing and expanding its offerings and technical infrastructure.

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities. We continue to invest in product and business development activities that we believe will help expand our Fixed Income Analytics business with existing and prospective customers. For example, in July 2009, we introduced BondEdge® Cash Flow Analyst for Insurance, a new package of capabilities designed to help address the asset modeling and risk analysis needs of insurance portfolio asset-liability management.

Active Trader Services

Deteriorating conditions in the active trader market have impacted our eSignal business in recent quarters. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, we have experienced that active traders tend to trade less frequently and that cancellations of eSignal’s services typically increase and new subscriptions slow. In addition, periods of declines in the major stock markets have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. Related to these dynamics, we have experienced period-over-period declines in eSignal’s direct subscriber base in recent quarters and as a result, a decline in subscription-related revenue. Although major stock markets have experienced some signs of recovery during the past several months, it is unclear whether or when such a recovery will translate into a meaningful increase in the number of our active trader direct subscribers. Factors such as price, ease of use and range of services, including the ability to directly execute their trades, are factors active traders consider when selecting a financial information service provider. Difficult market conditions are also causing businesses that advertise online to reduce spending on online advertising, amid intensifying competition to attract advertisers. eSignal has experienced a decline in advertising revenue in recent quarters. Other factors that may affect eSignal’s ability to grow include adoption of its offerings by financial institutions, the contribution of its redistribution partners who resell its data and analytics, online advertising on its financial websites, price increases and changes in demand within its suite of real-time market data terminals, which vary in price.

We believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions. In particular, we believe that the combination of vendor consolidations and increased cost pressures is creating an opportunity for adoption of eSignal’s desktop solutions by financial institutions in the wealth management market. To address the evolving needs of both financial institutions and active traders worldwide, eSignal continues to invest in adding new features to its various services, establishing strategic alliances, developing new offerings, and building traffic to and advertising on its financial websites. For example, during the third quarter of 2009, eSignal released eSignal® 10.5, a significant update to its award-winning flagship software. eSignal 10.5 enables active traders to manage their portfolios more effectively through access to a broader range of content and historical data.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2009	2008	% Change	2009	2008	% Change
REVENUE	$192,092	$188,589	1.9%	$563,118	$556,449	1.2%
COSTS AND EXPENSES:
Cost of services	60,347	60,469	(0.2)%	187,176	181,979	2.9%
Selling, general and administrative	57,387	60,727	(5.5)%	172,918	181,101	(4.5)%
Depreciation	8,283	6,706	23.5%	22,962	20,016	14.7%
Amortization	7,644	7,006	9.1%	22,715	20,761	9.4%

Total costs and expenses	133,661	134,908	(0.9)%	405,771	403,857	0.5%

INCOME FROM OPERATIONS	58,431	53,681	8.8%	157,347	152,592	3.1%
Interest income	335	1,893	(82.3)%	1,495	6,208	(75.9)%

INCOME BEFORE INCOME TAXES	58,766	55,574	5.7%	158,842	158,800	0.0%
Income tax expense	15,636	18,859	(17.1)%	50,485	56,260	(10.3)%

NET INCOME	$43,130	$36,715	17.5%	$108,357	$102,540	5.7%
Less: Net income attributable to noncontrolling interest	—	—		(172)	—	100%

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$43,130	$36,715	17.5%	$108,185	$102,540	5.5%

EARNINGS PER SHARE—INTERACTIVE DATA CORPORATION:
Basic	0.46	0.39	17.9%	1.15	1.09	5.5%
Diluted	0.45	0.38	18.4%	1.13	1.06	6.6%
Cash dividends declared per common share	0.20	0.30	(33.3)%	0.40	0.45	(11.1)%
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93,994	94,002	0.0%	93,902	94,094	(0.2)%
Diluted	96,047	96,764	(0.7)%	96,122	97,023	(0.9)%

Out-of-Period Accounting Adjustment

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter revenue by $2,294,000, increased second quarter cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company has concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB 28, paragraph 29, as codified in ASC 250 and ASC 270-10, SFAS 154, as codified in ASC 250, SAB 99 and SAB 108, the Company does not believe that the effects of the out-of-period accounting adjustment are material to its estimated full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both individually or in the aggregate, was not material to any of the Company’s prior year’s financial statements and is not expected to be material to the Company’s estimated full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

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

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenue

	For the Three Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$126,732	$119,673	5.9%	$4,063	9.3%
Real-Time Services	36,233	38,175	(5.1)%	1,925	—
Fixed Income Analytics	8,231	8,188	0.5%	11	0.7%

Total Institutional Services	$171,196	$166,036	3.1%	$5,999	6.7%
Active Trader Services
eSignal	$20,896	$22,553	(7.3)%	$336	(5.9)%

Total Active Trader Services	20,896	22,553	(7.3)%	336	(5.9)%

TOTAL REVENUE	$192,092	$188,589	1.9%	$6,335	5.2%

Total revenue increased by $3,503,000, or 1.9%, to $192,092,000 in the third quarter of 2009 (or an increase of $9,838,000, or 5.2% excluding foreign exchange). This revenue increase primarily reflects growth at our Pricing and Reference Data business of $7,059,000, partially offset by decreased revenue at our Real-Time Services business of $1,942,000 and at our eSignal business of $1,657,000. The change in foreign exchange rates decreased revenue by $6,335,000 in the third quarter of 2009, mainly due to the strength of the US dollar against the UK pound and the Euro. The Kler’s business, which we acquired in August 2008, contributed incremental revenue of $895,000 in the third quarter of 2009. In addition, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $2,232,000, net of intercompany eliminations in the third quarter of 2009.

Institutional Services

Revenue within the Institutional Services segment increased by $5,160,000, or 3.1%, to $171,196,000 in the third quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $5,999,000 in the third quarter of 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $11,159,000, or 6.7%, in the third quarter of 2009.

Revenue for the Pricing and Reference Data business increased by $7,059,000, or 5.9%, to $126,732,000 in the third quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $4,063,000 in the third quarter of 2009. Excluding the impact of foreign exchange, revenue grew $11,122,000, or 9.3%, in the third quarter of 2009. The Kler’s business contributed incremental revenue of $895,000 in the third quarter of 2009. Additionally, the NDF business contributed incremental revenue of $2,232,000, net of intercompany eliminations, in the third quarter of 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during the fourth quarter of 2008, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $1,942,000, or 5.1%, to $36,233,000 in the third quarter of 2009. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $1,925,000 in the third quarter of 2009. Excluding the impact of foreign exchange, revenue decreased $17,000, and was in line with the third quarter of 2008. Strong growth for web-based solutions in North America was offset by the impact of increased cancellations for real-time market data services.

Revenue for the Fixed Income Analytics business increased by $43,000, or 0.5%, to $8,231,000 in the third quarter of 2009. The change in foreign exchange rates, noted above, decreased revenue by $11,000 in the third quarter of 2009. Excluding the impact of foreign exchange, revenue grew $54,000, or 0.7%, in the third quarter of 2009.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $1,657,000, or 7.3%, to $20,896,000 in the third quarter of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $336,000 in the third quarter of 2009. Excluding the impact of foreign exchange, revenue decreased $1,321,000, or 5.9%, in the third quarter of 2009. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 1.7% to 57,156 in the third quarter of 2009, coupled with lower advertising revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

COST OF SERVICES	$60,347	$60,469	(0.2)%	$1,785	2.8%

Cost of services expenses decreased by $122,000, or 0.2%, to $60,347,000 in the third quarter of 2009. The change in foreign exchange rates decreased cost of services expense by $1,785,000 in the third quarter of 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $1,663,000 or 2.8%. The Kler’s business contributed incremental cost of services expense of $170,000 in the third quarter of 2009. Additionally, the NDF business contributed cost of services expenses of $614,000 in the third quarter of 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $1,682,000 mainly associated with increased headcount levels and lower capitalization of salaries related to internal software development. This is coupled with higher data acquisition costs of $760,000, increased communications expenditures of $411,000, and higher premises expense of $252,000. This is partially offset by lower incentive-based bonus compensation expense of $1,052,000, decreased consulting-related spending of $708,000 and lower travel and supplies expenditures of $289,000 and $185,000, respectively. Cost of services expense as a percentage of revenue was 31.4% in the third quarter of 2009 compared with 32.1% in the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

SELLING, GENERAL and ADMINISTRATIVE	$57,387	$60,727	(5.5)%	$2,129	(2.0)%

Selling, general and administrative expenses decreased by $3,340,000, or 5.5%, to $57,387,000 in the third quarter of 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $2,129,000 in the third quarter of 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $1,211,000 or 2.0% in the third quarter of 2009. Other increases in selling, general and administrative expenses included the Kler’s and NDF businesses contributing incremental selling, general and administrative expenses of $187,000 and $760,000, respectively in the third quarter of 2009. Furthermore, the change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $604,000. The decrease in selling, general and administrative expenses is mainly due to lower incentive-based compensation expense of $3,855,000 primarily in response to our financial performance to date, coupled with lower marketing costs of $721,000, decreased travel expenses of $665,000, and lower sales commission expense of $459,000. Also contributing to the decrease in selling, general, and administrative expenses were lower legal fees of $433,000, coupled with decreased bad debt expense of $379,000, lower audit fees of $358,000, and lower training costs of $160,000. This is partially offset by higher personnel-related costs of $2,546,000 primarily associated with increased headcount levels and higher long-term incentive compensation expense, coupled with increased premises expense of $895,000, higher royalty expense of $367,000, and higher consulting costs of $383,000. Selling, general, and administrative expenses as a percentage of revenue was 29.9% in the third quarter of 2009 compared with 32.2% in the third quarter of 2008.

Depreciation

	For the Three Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

DEPRECIATION	$8,283	$6,706	23.5%	$142	25.6%

Depreciation expense increased by $1,577,000 or 23.5%, to $8,283,000 in the third quarter of 2009. The change in foreign exchange rates decreased depreciation expense by $142,000 in the third quarter of 2009. Excluding the impact of foreign exchange, depreciation expense increased by $1,719,000 or 25.6% in the third quarter of 2009 due to capital spending during the last twelve months and increased capitalized software development amortization in the third quarter of 2009. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Three Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

AMORTIZATION	$7,644	$7,006	9.1%	$59	9.9%

Amortization expense increased by $638,000, or 9.1%, to $7,644,000 in the third quarter of 2009. The change in foreign exchange rates decreased amortization expense by $59,000 in the third quarter of 2009. Excluding the impact of foreign exchange, amortization expense increased by $697,000 or 9.9% in the third quarter of 2009. The increase in amortization expense is primarily due to incremental amortization expense associated with the acquisition of NDF and Kler’s of $475,000 and $122,000, respectively.

Other Consolidated Financial Information

Income from operations increased by $4,750,000, or 8.8%, to $58,431,000 in the third quarter of 2009 due to the factors discussed above.

Interest income decreased by $1,558,000, or 82.3%, to $335,000 in the third quarter of 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes increased by $3,192,000, or 5.7%, to $58,766,000 in the third quarter of 2009 due to the factors discussed above.

Net income increased by $6,415,000, or 17.5%, to $43,130,000 in the third quarter of 2009. The increase in net income is primarily due to higher income before income taxes, coupled with a lower effective tax rate of 26.6% resulting from certain discrete items in the third quarter of 2009 compared with 33.9% in the third quarter of 2008.

Net income attributable to the Company increased by $6,415,000, or 17.5%, to $43,130,000 in the third quarter of 2009. The increase in net income is primarily due to higher income before income taxes, coupled with a lower effective tax rate as noted above.

We generated basic net income per share of $0.46 and diluted net income per share of $0.45 in the third quarter of 2009, compared with basic net income per share of $0.39 and diluted net income per share of $0.38 in the third quarter of 2008.

Weighted average common basic shares and diluted shares outstanding in third quarter of 2009 were essentially in line with the third quarter of 2008.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenue

	For the Nine Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$371,754	$351,298	5.8%	$20,396	11.6%
Real-Time Services	103,992	114,038	(8.8)%	10,922	0.8%
Fixed Income Services	24,593	24,388	0.8%	49	1.0%

Total Institutional Services	$500,339	$489,724	2.2%	$31,367	8.6%
Active Trader Services:
eSignal	62,779	66,725	(5.9)%	1,794	(3.2)%

Total Active Trader Services	62,779	66,725	(5.9)%	1,794	(3.2)%

TOTAL REVENUE	$563,118	$556,449	1.2%	$33,161	7.2%

Total revenue increased by $6,669,000, or 1.2%, to $563,118,000 in the first nine months of 2009 (or an increase of $39,830,000, or 7.2% excluding foreign exchange). In the first nine months of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. Total revenue increased at our Pricing and Reference Data business by $20,456,000, and revenue at our Fixed Income Analytics business increased $205,000. This revenue growth was partially offset by decreased revenue of $10,046,000 at our Real-Time Services business which includes lower revenue of $2,294,000 related to the out-of-period accounting adjustment as referred to above. In addition, revenue decreased $3,946,000 at our eSignal business. The change in foreign exchange rates decreased revenue by $33,161,000 in the first nine months of 2009, mainly due to the strength of the US dollar against the UK pound and the Euro. The Kler’s business, which we acquired in August 2008, contributed incremental revenue of $5,984,000 in the first nine months of 2009. In addition, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $6,172,000 in the first nine months of 2009, net of intercompany eliminations.

Institutional Services

Revenue within the Institutional Services segment increased by $10,615,000, or 2.2%, to $500,339,000 in the first nine months of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $31,367,000 in the first nine months of 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $41,982,000, or 8.6%, in the first nine months of 2009. In the first nine months of 2009, the out-of-period accounting adjustment, as noted above, decreased revenue by $2,294,000 at our European real-time market data services operation.

Revenue for the Pricing and Reference Data business increased by $20,456,000, or 5.8%, to $371,754,000 in the first nine months of 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $20,396,000 in the first nine months of 2009. Excluding the impact of foreign exchange, revenue grew $40,852,000, or 11.6%, in the first nine months of 2009. The Kler’s business contributed incremental revenue of $5,984,000 in the first nine months of 2009. Additionally, the NDF business contributed incremental revenue of $6,172,000, net of intercompany eliminations, in the first nine months of 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2008, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $10,046,000, or 8.8%, to $103,992,000 in the first nine months of 2009. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $10,922,000 in the first nine months of 2009. Excluding the impact of foreign exchange, revenue grew $876,000, or 0.8%, in the first nine months of 2009. Increases in revenue due to the continued adoption of web-based financial market information solutions in North America and Europe were mostly offset by the impact of cancellations related to real-time data feed services as well as the out-of-period accounting adjustment of $2,294,000 as referred to above.

Revenue for the Fixed Income Analytics business increased by $205,000, or 0.8%, to $24,593,000 in the first nine months of 2009. The change in foreign exchange rates, noted above, decreased revenue by $49,000 in the first nine months of 2009. Excluding the impact of foreign exchange, revenue grew $254,000, or 1.0%, in the first nine months of 2009.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $3,946,000, or 5.9%, to $62,779,000 in the first nine months of 2009. The change in foreign exchange rates, as noted above, decreased revenue by $1,794,000 in the first nine months of 2009. Excluding the impact of foreign exchange, revenue decreased $2,152,000, or 3.2%, in the first nine months of 2009. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 1.7% to 57,156 in the first nine months of 2009, coupled with lower advertising revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Nine Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

COST OF SERVICES	$187,176	$181,979	2.9%	$10,224	8.5%

Cost of services expenses increased by $5,197,000, or 2.9%, to $187,176,000 in the first nine months of 2009. The change in foreign exchange rates decreased cost of services expense by $10,224,000 in the first nine months of 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $15,421,000 or 8.5%. In the first nine months of 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000 and was comprised mainly of data acquisition-related expense. The Kler’s business contributed incremental cost of services expense of $881,000 in the first nine months of 2009. Additionally, the NDF business contributed cost of services expenses of $1,495,000 in the first nine months of 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $4,542,000 mainly associated with increased headcount levels, lower capitalization of salaries related to internal software development, and the effect of annual merit increases in 2008 that went into effect on April 1, 2008 compared with no increases in the first quarter of 2009. This is coupled with higher data acquisition expense of $2,552,000, increased communications expenditures of $1,440,000, and higher premises expense of $339,000. This is partially offset by lower consulting-related spending of $1,600,000, lower incentive-based compensation expense of $731,000, and a decrease in travel and supplies expenditures of $657,000 and $448,000, respectively. Cost of services expense as a percentage of revenue was 33.2% in the first nine months of 2009 compared with 32.7% in the first nine months of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Nine Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change

SELLING, GENERAL and ADMINISTRATIVE	$172,918	$181,101	(4.5)%	$11,439	1.8%

Selling, general and administrative expenses decreased by $8,183,000, or 4.5%, to $172,918,000 in the first nine months of 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $11,439,000 in the first nine months of 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $3,256,000 or 1.8% in the first nine months of 2009. In the first nine months of 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased selling, general and administrative expense by $1,108,000 and was comprised mainly of sales commission, commissions paid to third parties, and premises costs. The Kler’s business contributed incremental selling, general and administrative expenses of $1,527,000 in the first nine months of 2009. Additionally, the NDF business contributed selling, general and administrative expenses of $2,148,000. The change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $5,960,000.

The remaining increase in selling, general and administrative expenses is mainly due to higher personnel-related costs of $8,660,000 primarily associated with increased headcount levels, the effect of annual merit increases in 2008 that went into effect on April 1, 2008 compared with no increases in the first quarter of 2009, and higher long-term incentive compensation expense. Included in the higher personnel-related costs is a $2,212,000 charge for stock-based compensation pertaining to our former Chief Executive Officer’s announced retirement on March 2, 2009. This is discussed in more detail in Note 2, “Stock-Based Compensation”, in Item 1 of this Quarterly Report on Form 10-Q. This is coupled with higher premises expense of $2,171,000 in the first nine months of 2009. The increase in selling, general, and administrative expenses is partially offset by lower incentive-based compensation expense of $12,400,000, in response to our financial performance to date, and lower marketing expense of $1,727,000. This is coupled with decreased sales commission expense of $1,476,000, decreased travel costs of $1,415,000, and lower legal fees of $554,000. Also contributing to the decrease in selling, general, and administrative expenses is lower training expenditures of $335,000 and lower audit fees of $257,000. Selling, general, and administrative expenses as a percentage of revenue was 30.7% in the first nine months of 2009 compared with 32.5% in the first nine months of 2008.

Depreciation

	For the Nine Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
DEPRECIATION	$22,962	$20,016	14.7%	$707	18.3%

Depreciation expense increased by $2,946,000 or 14.7%, to $22,962,000 in the first nine months of 2009. The change in foreign exchange rates decreased depreciation expense by $707,000 in the first nine months of 2009. Excluding the impact of foreign exchange, depreciation expense increased by $3,653,000 or 18.3% in the first nine months of 2009 due to capital spending during the last twelve months and increased capitalized software development amortization in the first nine months of 2009. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Nine Months Ended September 30,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
AMORTIZATION	$22,715	$20,761	9.4%	$358	11.1%

Amortization expense increased by $1,954,000, or 9.4%, to $22,715,000 in the first nine months of 2009. The change in foreign exchange rates increased amortization expense by $358,000 in the first nine months of 2009. Excluding the impact of foreign exchange, amortization expense increased by $2,312,000 or 11.1% in the first nine months of 2009. The increase in amortization expense is primarily due to the incremental amortization expense associated with the acquisition of NDF and Kler’s of $1,405,000 and $813,000, respectively.

Other Consolidated Financial Information

Income from operations increased by $4,755,000, or 3.1%, to $157,347,000 in the first nine months of 2009 due to the factors discussed above.

Interest income decreased by $4,713,000, or 75.9%, to $1,495,000 in the first nine months of 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes of $158,842,000 in the first nine months of 2009 was essentially flat with the first nine months of 2008.

Net income increased by $5,817,000, or 5.7%, to $108,357,000 in the first nine months of 2009. The increase in net income is primarily due to a lower effective tax rate of 31.8% in the first nine months of 2009 compared with 35.4% in the first nine months of 2008.

Net income attributable to the Company increased by $5,645,000 or 5.5% to $108,185,000 in the first nine months of 2009 due to the higher net income, described directly above, coupled with a reduction of $172,000 associated with the noncontrolling interest related to the NDF acquisition.

We generated basic net income per share of $1.15 and diluted net income per share of $1.13 in the first nine months of 2009, compared with basic net income per share of $1.09 and diluted net income per share of $1.06 in the first nine months of 2008.

Weighted average common basic shares and diluted shares outstanding for the first nine months of 2009 were essentially in line with the first nine months of 2008.

Income Taxes

Three Months ended September 30, 2009 versus Three Months ended September 30, 2008

Our estimated effective tax rate after discrete items decreased to 26.6 % in the third quarter of 2009 from 33.9% in the third quarter of 2008 primarily due to (i) non-recurring discrete benefits recognized in the third quarter of 2009, (ii) extension of the federal Research and Development tax credit, and (iii) a reduction in stock-based compensation expense recorded for incentive stock options under ASC 718, offset by (iv) decrease in income generated in lower tax rate jurisdictions and (v) a decrease in Foreign Tax Credit.

A net discrete tax benefit of $6,064,000 was recorded in the quarter ended September 30, 2009. The net discrete tax benefit in the third quarter was primarily attributable to (i) release of tax reserves resulting from the favorable settlement of our 2005-2007 UK tax audit, $2,987,000 (ii) release of tax reserves and interest resulting from the settlement of state income tax audits in various tax jurisdictions, $1,555,000 and (iii) a release of tax reserves and interest resulting from an expiration of statute of limitations, $1,951,000.

Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate.

Before discrete items, the estimated annual effective tax rate for 2009 as compared to 2008 was essentially flat. For the nine months ended September 30, 2009, our effective tax rate after discrete items was 31.8 % as compared to 35.4 % for the nine months ended September 30, 2008. The estimated annual effective tax rate for the nine months ended September 30, 2009 was 35.4%, excluding a net discrete tax expense of $304,000 recorded in the six months ended June 30, 2009, and a net discrete tax benefit of $6,064,000 recorded in the third quarter of 2009. The net discrete tax benefit in the third quarter was primarily attributable to (a) release of tax reserves resulting from the favorable settlement of our 2005-2007 UK tax audit, $2,987,000 (b) release of tax reserves and interest resulting from the settlement of state income tax audits in various tax jurisdictions, $1,555,000 and (c) a release of tax reserves and interest resulting from expiration of statute of limitations, $1,951,000.

We adopted the provisions of FIN 48, now codified in ASC 740, on January 1, 2007. Other than the favorable settlement related to our 2005-2007 UK tax audit and the expiration of various statute of limitations, there were no other material changes to our unrecognized tax benefits in the third quarter. As of September 30, 2009, we had approximately $14,100,000 of gross unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $2,051,000 of our currently remaining gross unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had approximately $1,797,000 of accrued interest related to gross unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to federal examination, 2003 through 2008 for significant states, and 2005 through 2007 for foreign tax jurisdictions.

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

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flow provided by (used in):
Operating activities	$136,483	$136,642
Investing activities	(55,054)	(31,304)
Financing activities	(56,068)	(115,674)
Effect of exchange rates on cash balances	10,936	(10,303)

Net increase in cash and cash equivalents	$36,297	$(20,639)

Operating Activities

Net cash provided by operating activities decreased by $159,000 to $136,483,000 in the first nine months of 2009. The change in net cash provided by operating activities was primarily due to higher net income of $5,817,000, an increase in stock-based compensation expense of $2,061,000, and an increase in our non cash items related to depreciation and amortization expense of $4,900,000, in the first nine months of 2009, offset by lower deferred income taxes of $7,901,000 and a decrease in working capital of $6,062,000, primarily related to lower accounts receivable collections, lower incentive compensation accruals and timing of payables.

Investing Activities

Capital expenditures increased by $2,528,000, or 11.2%, to $25,157,000 in the first nine months of 2009 mainly due to the timing of capital expenditures planned for 2009. We now expect to spend from $49,000,000 to $51,000,000 in capital expenditures mainly focused on expanding and scaling our technical and Managed Solutions infrastructure versus our prior capital expenditure guidance of $54,000,000 to $56,000,000 reported in the second quarter of 2009. This also includes capital expenditures of approximately $6,500,000 to $7,000,000 associated with the planned relocation of one of our New York City offices and the refurbishment of our European headquarters in London. This is lower than prior leasehold improvement guidance given in the second quarter of 2009, which ranged from $7,000,000 to $8,000,000. Due to the timing of these activities, we now expect that approximately 50% of the capital expenditures associated with each of these activities will be reimbursed by the landlords of these facilities during 2010 versus the prior expectation that 30% of these leasehold improvements would be reimbursed by each respective landlord in 2009 with an additional 20% reimbursed in 2010. These reimbursements will be presented as cash inflows in operating activities on the Company’s condensed consolidated statements of cash flows.

In the first nine months of 2009, we purchased marketable securities of $200,176,000 with original maturities greater than 90 days but remaining maturities of less than one year and had matured $173,510,000 of marketable securities with original maturities greater than 90 days but remaining maturities of less than one year.

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

Financing Activities

In the first nine months of 2009, we received $15,936,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,283,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 235,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first nine months of 2009, we utilized $18,736,000 to repurchase 800,000 outstanding shares of common stock under our publicly announced stock buyback program.

During the first nine months of 2009, we paid quarterly cash dividends to stockholders in the following amounts on the following dates:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	June 29, 2009	$18,807
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	September 29, 2009	$18,798

Total					$56,351

(1)	On December 4, 2008, the Company’s Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

FASB Codification

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“SFAS 168”), as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following this statement, the FASB will not issue new standards in the form of SFAS’s, FSP’s or EITF’s. Instead, the FASB will issue Accounting Standards Updates (“ASU”). The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was adopted by the Company during our interim period ending September 30, 2009, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, ASC 820 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157, now codified in ASC 820, was effective for the company in 2008. The adoption of this standard, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP SFAS 157-1”) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS 157-2 delayed the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 was effective immediately upon issuance and includes those periods for which financial statements have not been issued. FSP SFAS 157-1, FSP SFAS 157-2 and FSP SFAS 157-3 are now codified in ASC 820. In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)- Measuring Liabilities at Fair Value”, which amends ASC 820 to provide additional guidance concerning measurement of a liability at fair value when there is a lack of observable market information.

The adoptions of FSP SFAS 157-1 (ASC 820), effective January 1, 2008, FSP SFAS 157-2 (ASC 820), effective January 1, 2009, and FSP SFAS 157-3 (ASC 820), effective October 10, 2008, and ASU 2009-05, effective August 28, 2009, did not materially impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB released FSP SFAS 157-4, now codified in ASC 820, FSP SFAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), and FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. The SEC also released SAB No. 111 (“SAB 111”). These releases are discussed below, which are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ( “FSP SFAS 157-4”), now codified in ASC 820, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4, now codified in ASC 820, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”), now codified in ASC 825. This issuance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, now codified in ASC 825, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This issuance also amended APB Opinion No. 28, now codified in FASB ASC Topic 270, “Interim Reporting” (“ASC 270”), to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1, now codified in ASC 825, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”), now codified in ASC 320. This issuance amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This issuance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111 which amends and replaces SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5-M. to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporarily impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, now codified in ASC 810-10, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the Equity section of the balance sheet.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), as codified in FASB ASC Topic 805, “Business Combinations” (“ASC 805”). ASC 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP SFAS 141(R)-1”), now codified in ASC 805. This guidance amends and clarifies ASC 805 and addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

The adoption of FAS 141(R) and FSP FAS 141(R)-1, now codified in ASC 805, were effective January 1, 2009 for the Company and will change the Company’s accounting treatment for business combinations on a prospective basis, but the financial impact will depend on the terms and size of the acquisitions completed after the effective date of January 1, 2009.

In June 2009, the SEC issued SAB No. 112 (“SAB 112”). SAB 112 amends or rescinds portions of the SEC staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS 141(R), now codified in ASC 805, and SFAS 160, now codified in ASC 810-10. SAB 112 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), as codified in FASB ASC Topic 810, “Consolidation” (“ASC 810”). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether SFAS 167 will have a material impact on the Company’s financial position, results of operations or cash flows.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), as codified in FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, as codified in FASB ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as codified in ASC 805, and other US generally accepted accounting principles. The adoption of FSP SFAS 142-3, now codified in ASC 350-30, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), as codified in FASB ASC Subtopic 260-10, “Earnings Per Share- Overall”, (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in ASC 260. Unvested share-based payment awards that contain a non-forfeitable right to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of EPS pursuant to the two class method, as the rights to dividends or dividend equivalents provide a non-contingent transfer of value to the holder of the share-based payment award. In contrast, the right to receive dividends or dividend equivalents that will be forfeited if the award does not vest does not constitute a participation right. Under the terms of the Company’s restricted stock unit awards, if the award is forfeited prior to vesting, holders are not entitled to receive dividends or dividend equivalents. The adoption of FSP EITF 03-6-1, now codified in ASC 260-10, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), as codified in FASB ASC Subtopic 715-20, “Defined Benefit Plans- General” (“ASC 715-20”). ASC 715-20 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. ASC 715-20 is effective for the Company in 2010. The Company does not anticipate that ASC 715-20 will have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165, now codified in ASC 855, was effective for the Company during the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

(i)	the impact of cost-cutting pressures across the industries we serve, including, without limitation, delayed sales cycles and further deceleration in usage-related revenue growth;

(ii)	consolidation of financial services companies, both within an industry and across industries, or the failure of financial services firms;

(iii)	the intensity of competition from competitors with greater financial, technical and marketing resources than ours and their strategic response to new or emerging technologies, changes in the industry, changes in customer needs, or our services and offerings;

(iv)	the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities;

(v)	our ability to maintain relationships with our key suppliers and providers of market data;

(vi)	our ability to maintain our relationships with service bureaus and custodian banks;

(vii)	new technologies that could cause our offerings or services to become less competitive or obsolete;

(viii)	we may not be able to develop new or enhanced services or offerings in a timely manner, or at all, in response to evolving market demands;

(ix)	overall economic conditions;

(x)	a decline in activity levels in the securities markets or the failure of market participants;

(xi)	new legislation or changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses;

(xii)	our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all;

(xiii)	our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into;

(xiv)	we are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any governmental investigation of us or our customers relating to our services that could be expensive, time consuming and harm our reputation;

(xv)	complex regulations and licensing requirements applicable to certain of our subsidiaries;

(xvi)	the risks of doing business internationally;

(xvii)	our ability to attract and retain key personnel; and

(xviii)	the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders.

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

Total revenue for the three months and nine months ended September 30, 2009 and 2008 and long lived assets as of September 30, 2009 and December 31, 2008 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Revenue:
United Kingdom	$19,387	$21,132
All other European countries	31,301	29,503
Asia Pacific	8,370	4,823

Total	$59,058	$55,458

	Nine Months Ended September 30,
	2009	2008
Revenue:
United Kingdom	$53,669	$63,050
All other European countries	88,758	88,290
Asia Pacific	23,307	13,749

Total	$165,734	$165,089

	As of September 30, 2009	As of December 31, 2008
Long-Lived Assets:
United Kingdom	$112,622	$100,467
All other European countries	105,255	104,169
Asia Pacific	38,237	34,746

Total	$256,114	$239,382

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer, or PEO, and principal financial officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2009. Based on this evaluation, our PEO and PFO concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our PEO and PFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our PEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and under “Information Regarding Forward-Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 10-K and under the heading “Information Regarding Forward-Looking Statements” are not the only risks facing our Company. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect out business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2007, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. On December 4, 2008 our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. In the third quarter of 2009, we repurchased 479,500 shares of outstanding common stock under the stock buyback program. As of September 30, 2009, there remained 1,994,737 shares available for purchase under the stock buyback program.

Period	(a)Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009—July 31, 2009	165,000	$23.38	165,000	2,309,237

August 1, 2009—August 31, 2009	157,000	$22.82	157,000	2,152,237

September 1, 2009—September 30, 2009	157,500	$24.70	157,500	1,994,737

Total	479,500	$23.63	479,500

(1)	No shares have been purchased in the third quarter of 2009 other than through our publicly announced stock buyback program.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*

10.1	Form of 2009 Executive Level Stock Option Agreement.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

*	Any Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 4, 2009	By:	/S/ RAYMOND L. D’ARCY
	Name:	Raymond L. D’Arcy
President and Chief Executive Officer

Dated: November 4, 2009	By:	/S/ CHRISTINE SAMPSON
	Name:	Christine Sampson
Chief Accounting Officer and Interim Chief Financial Officer