Form 10-K
period 2009-12-31
INTERACTIVE DATA CORP/MA/
filed 2010-03-01
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $838,478,386.

As of February 11, 2010, the registrant had 94,509,428 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010.

PART I

Item 1.	Business

We are a trusted leader in financial information. We provide financial market data, analytics and related solutions to thousands of financial institutions and active traders, as well as hundreds of software and service providers. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, wealth management, sales and marketing, and client service activities. We market and license our services either by direct subscriptions or through third-party business alliances.

Our offerings are developed and delivered to customers through four businesses that comprise our two reportable operating segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of three businesses:

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, derivative instruments, indices and foreign exchange rates from around the world. This business accounted for $499.4 million, or 65.9%, of our revenue in 2009.

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also provides direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. Our Real-Time Services business includes our Interactive Data Managed Solutions business (“Managed Solutions”), which offers customized, hosted web-based financial market information solutions. Interactive Data Real-Time Services accounted for $141.3 million, or 18.7%, of our revenue in 2009.

On January 15, 2010, we acquired the assets of 7ticks, LLC, an innovative provider of electronic trading networks and managed services for a purchase price of $30.0 million with a two-tiered earn-out provision totaling up to an additional $21.2 million, which is tied to the achievement of certain performance milestones over a two-year period following the acquisition. We funded this acquisition from existing cash. The 7ticks business operates as part of our Real-Time Services business. The 7ticks services are now marketed as Interactive Data 7ticks.

On December 1, 2009, we acquired the data and tools assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business for a purchase price of $13.5 million in cash. We have since started integrating this business into our Managed Solutions operations. We funded this acquisition from existing cash. Services from this organization are now marketed under the Interactive Data brand. The OFS data and tools assets accounted for approximately $1.0 million of our revenue in 2009, which is less than 1% of both Real-Time Services revenue in 2009.

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides financial institutions with sophisticated fixed income portfolio analytics that can help to manage risks and analyze the sources of risk and return. This business accounted for $33.1 million, or 4.4%, of our revenue in 2009.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools through a wide range of desktop solutions to assist in their analysis of securities traded on major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. This business accounted for $83.4 million, or 11.0%, of our revenue in 2009.

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

A number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Item 1A in Part I.

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

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed twelve acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments:

•

In January 2002, we acquired from Merrill Lynch, Pierce, Fenner & Smith Incorporated certain assets used in its Securities Pricing Service business. These assets were integrated into our Interactive Data Pricing and Reference Data business.

•

In February 2003, we acquired from The McGraw-Hill Companies, Inc. the stock of S&P ComStock, Inc., and the non-U.S. assets of certain related businesses in the United Kingdom, France, Australia, Singapore and Hong Kong, collectively referred to as ComStock. ComStock was later renamed Interactive Data Real-Time Services.

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

•

In December 2005, we acquired 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of customized, hosted web-based financial information solutions. In 2006, we subsequently acquired the remaining IS.Teledata shares from minority stockholders, increasing our total ownership in IS.Teledata to 100%. The IS.Teledata business was renamed Interactive Data Managed Solutions.

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

•

In August 2008, we acquired Kler’s, a leading provider of reference data to the Italian financial industry, including corporate actions and taxation information on Italian and international securities, with coverage of equities, listed and unlisted Italian bonds, funds, simple derivatives and warrants. Kler’s now markets its services as Interactive Data Kler’s.

•

In December 2008, we acquired 80% of NDF from NTT DATA Corporation and certain other minority stockholders. In 2009, we subsequently acquired an additional 10% interest and we have a firm commitment in place to acquire the remaining outstanding equity by the end of 2010. NDF is a leading provider of securities pricing, reference data and related services to most of the major financial institutions in Japan. NDF has been renamed Interactive Data Japan KK.

•

In December 2009, we acquired the data and tools assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business. The OFS data and tools assets are used to develop and host web-based solutions, including news, market data, research and advanced charting, portfolio management and alerting capabilities. We have since started integrating this business into our Managed Solutions operations, which is part of our Real-Time Services business. Related OFS products and services are now marketed under the Interactive Data brand.

•

In January 2010, we acquired the assets of Dubai-based Telerate Systems Limited (“TSL”), a sales agent for desktop services from Interactive Data’s eSignal division to the commodities, financial futures and foreign exchange trading community in the Middle East. The TSL assets have been rebranded under the Interactive Data name. These assets have been integrated into our UK based business.

•

In January 2010, we acquired the assets of 7ticks, an innovative provider of electronic trading networks and managed services. This business specializes in providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. The 7ticks business operates as part of our Real-Time Services business. The 7ticks services are now marketed as Interactive Data 7ticks.

On January 15, 2010, the Company’s Board of Directors announced it is currently conducting a preliminary review of strategic alternatives for the Company. There can be no assurance on the potential outcome or timing of this review process.

Industry Background

The financial services industry utilizes a broad range of financial market data and analytics to assist it in valuing and transacting securities, to facilitate investment decision making, and to address various regulatory requirements. Such financial market data includes real-time and historic pricing and evaluation information, and reference data such as dividends, corporate actions and key descriptive information about securities, other related business or financial content. In addition, the financial services industry utilizes sophisticated decision-support tools to analyze this market data, hosted solutions that facilitate cost-effective access to this data or access to various applications powered by this market data, and infrastructure-related and other technology services that facilitate the execution of trading strategies.

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

Extensive expertise and technical knowledge about the financial market data industry are required to effectively obtain, aggregate, store, evaluate and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and knowledge is highly specialized and diverse, as are the underlying technical infrastructure and related systems for delivering such content and analytics to customers.

For these reasons, financial institutions and other organizations work with financial market data vendors like us that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent and timely manner. In addition, specialized financial market data vendors like us invest significant resources to identify and mitigate source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like us produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income securities, that trade infrequently, if at all, in the secondary market. Related to this, financial institutions may find it valuable to obtain this data from an independent third party like us who is not involved in their securities transactions. In addition, as customers develop, deploy and execute sophisticated automated trading programs, they are increasingly looking for specialist providers like us to offer ultra low latency connectivity between their trading systems and a broad range of stock exchanges and trading venues. Customers also seek third-party solutions providers like us to help them design, build, and host certain parts of their web sites. These customized, hosted web-based solutions typically aggregate content from third-parties together with internal information to cost-effectively support their wealth management, sales and marketing, client service and various other activities. Moreover, to make timely decisions in support of their investment strategies, many customers access sophisticated analytics like ours, or they utilize financial information portals and terminals that seamlessly integrate financial content from an extensive range of market sources as well as provide access to advanced analytical tools.

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

Interactive Data Pricing and Reference Data

Our Pricing and Reference Data business provides financial institutions, third-party redistributors and outsourcing organizations with intraday, end-of-day and historical pricing from listed markets around the world, evaluations and reference data for an extensive range of securities, commodities, derivative instruments, indices and foreign exchange rates from around the world. As of the end of 2009, this business supplied data directly to over 5,600 customers.

We have historically achieved high retention rates within our Institutional Services segment. The number of institutional customers for each of our institutionally oriented businesses includes all legal entities directly subscribing to our offerings; certain units, divisions, regional affiliates and certain business units within a single organization are considered to be distinct customers when they separately subscribe to our products and services. The customer numbers for each of our institutionally oriented businesses may differ notably from prior years as prior year metrics were based on the number of customer accounts, which generally did not include customers spending less than $10,000 annually and reflected the fact that a single customer may have maintained multiple accounts. Our customer base is diverse; no single direct or indirect customer accounted for more than 10% of revenue during the past three years. In addition, as of the end of 2009, we maintain interfaces to over 500 software applications, technology solutions, outsourcing-related services, and web portals. These redistributors and outsourcing organizations sublicense or redistribute data typically to medium and small institutions, and individual investors.

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

In addition to delivering information about listed securities, Interactive Data Pricing and Reference Data provides evaluations for hard-to-value, non-listed fixed income securities through its evaluated pricing services as well as hard-to-obtain information relating to securities from emerging markets. Through our evaluated pricing services, this business provides evaluations for approximately 2.8 million fixed income and equity issues, including securities issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance securities and foreign securities issued in markets outside of North America such as convertible bonds, debentures, Eurobonds, and sovereign and corporate bonds. Interactive Data Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information ServiceSM through which we provide evaluations for certain international equity securities, equity options and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation. This business has continued to address the intraday and end-of-day valuation and reference data needs of its customers through the introduction of new and enhanced services. For example, in 2007, we launched our Basket Calculation ServiceSM (BCS), a web-based offering that calculates intraday indicative valuations for equity and fixed income ETFs. Since then, we have continued to enhance this offering and develop other new intraday valuation services, including intraday fixed income valuations. These intraday fixed income valuation services, which were launched in 2009, are designed to help clients around the world more closely monitor portfolio value changes and provide European and Asian domiciled funds with new inputs to their fair value procedures.

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

The combination of Interactive Data Pricing and Reference Data’s listed markets pricing information, evaluated pricing and Fair Value Information Services provide help to mutual funds, pension funds and money managers value their holdings. For example, each U.S. mutual fund has a regulatory obligation to determine the fund’s net asset value each trading day. The net asset value is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data we provide as an important input to their own daily valuation determinations.

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

Interactive Data Pricing and Reference Data has developed proprietary methods for receiving and packaging source data. In addition, when practicable, teams of professionals work to enhance the quality and completeness of the data before it is delivered to customers. Interactive Data Pricing and Reference Data’s customers receive a majority of their data through computer-to-computer links and Internet-based applications. This business also works closely with redistributors who typically use their own delivery systems or serve as an interface between their clients’ and Interactive Data Pricing and Reference Data’s delivery systems to redistribute and/or process the data provided by this business. Interactive Data Pricing and Reference Data designs its data feeds to be compatible with third-party software applications and standard industry protocols to allow institutional customers to integrate these data feeds into their infrastructures.

Interactive Data Pricing and Reference Data actively seeks to enhance its existing services and develop new offerings by establishing business alliances, automating key data collection and evaluation processes, expanding its data coverage, particularly in the area of hard-to-value securities, increasing the delivery frequency of its services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges. For example, following the September 2008 alliance between our Pricing and Reference Data business and Prism Valuation, we began offering Prism’s valuations for loans made available by the Federal Reserve Bank of New York in connection with the Term Asset-Backed Securities Loan Facility (TALF). By working with Prism Valuation, Interactive Data is able to offer valuations for TALF loans, along with other complex financial instruments such as OTC derivatives and structured products. Interactive Data purchased a minority ownership stake in Prism in conjunction with the September 2008 alliance. We believe that the importance of Interactive Data Pricing and Reference Data’s services will continue to increase due to the complexity of certain financial instruments, as regulatory requirements expand and as financial services firms continue to automate key processes across their front, middle and back-office operations.

Interactive Data Real-Time Services

Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. Our Real-Time Services business also provides direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. Our Real-Time Services business includes our Interactive Data Managed Solutions business, which offers customized, hosted web-based financial market information solutions. As of the end of 2009, Interactive Data Real-Time Services had approximately 1,300 direct customers.

There are three core product areas within Interactive Data Real-Time Services: real-time market data services, trading solutions and managed solutions.

The real-time market data services area markets several real-time datafeed and related services: PlusFeed, and PlusTickSM. PlusFeed is our real-time, low latency global market datafeed service that consolidates real-time and/or delayed financial data from more than 450 sources worldwide, including stock exchanges and alternative trading venues such as electronic communications networks (“ECN”) and multilateral trading facilities. Latency is defined as the time it takes for information to be received from a stock exchange and redistributed to a client. PlusFeed has broad coverage of the U.S., European and Asia-Pacific securities markets, as well as extensive coverage of emerging markets in South America, Africa and the Middle East. The real-time data includes coverage of equities (including market depth), commodities and options, mutual funds and money markets, fixed income instruments, foreign exchange rates, and U.S. and international news coverage from a range of sources. In addition to this content, PlusFeed offers comprehensive related information including global fundamental data, corporate actions records, historical data, and value-added analytical information. Interactive Data Real-Time Services offers a variety of delivery methods for PlusFeed, including client site deployed solutions with leased-line connectivity, hosted Internet delivery via a secure virtual private network (PlusFeed VPN) and a secure leased-line connection for cost-effective access to a specified “watch -list” of instruments (PlusFeed Select). Another offering from this business is PlusTick, a service that provides financial institutions with access to tick and trade data for global securities. PlusTick can be used by clients to assist in their compliance with “best execution” requirements, transaction cost analysis and advanced charting applications. PlusTick can also be used to back-test and optimize algorithmic trading applications. Throughout 2009, this business expanded the market coverage for its real-time datafeed services to include a broader range of trading data on securities listed on a variety of global exchanges, a broad range of emerging markets exchanges and other market sources.

The second core product area within Interactive Data Real-Time Services is trading solutions, which involves providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. These solutions enable a broad range of financial institutions to execute their automated trading programs by offering ultra low latency connectivity between their trading systems and a broad range of stock exchanges and trading venues. We entered this product area as a result of our January 2010 acquisition of the assets of 7ticks. The 7ticks services are now marketed as Interactive Data 7ticks.

The third core product area within Interactive Data Real-Time Services is managed solutions, which involves designing, building, and hosting customized, web-based financial information solutions primarily for financial institutions and infomedia companies. We host these solutions on our own technical infrastructure. We entered this product area as a result of our December 2005 acquisition of IS.Teledata AG, which was subsequently renamed Interactive Data Managed Solutions. The offerings from Interactive Data Managed Solutions aggregate content that may be sourced from both the customer and from a number of information providers including Interactive Data’s businesses, and then tailor the visual display of this content to the needs of its clients. In December 2009, we acquired the data and tools assets of Dow Jones & Company’s Online Financial Solutions (“OFS”) business. The acquisition of the OFS data and tools assets substantially expands Interactive Data’s web-based solutions business in North America. This acquisition also creates opportunities for Interactive Data to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

Interactive Data Managed Solutions’ offerings consist of financial market data, access to decision-support tools, and hosting services. These offerings utilize a flexible web services architecture designed to meet the needs of financial services users, from consumer portals to the front-office, middle-office and back-office professionals within financial institutions. Such offerings are designed to allow the integration of proprietary and third-party data and to help meet the robust performance requirements of the financial services industry. We believe that the wealth management marketplace represents an important area of strategic focus for our Managed Solutions business as our web-based solutions enable clients to differentiate their offerings and reduce their overall cost of ownership by offloading the expense of managing rising market data volumes, eliminating expensive ancillary infrastructure expenses, and reallocating internal support resources.

Interactive Data Real-Time Services continually seeks to expand its market coverage by adding new stock exchanges, financial markets and news sources. We are also making enhancements to our services designed to ease the challenges faced by our customers related to managing rising market data volumes and minimizing the data latency. In addition, we are adding capabilities that can make it easier for clients to implement our services, with an emphasis on helping clients transition from their incumbent suppliers. This business also plans to support the expansion of the Interactive Data 7ticks services by increasing its U.S. equities coverage and extending further into Asia and Europe over the coming 12 months. In addition, this business expects to enhance its suite of managed market data solutions by developing new web-based tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of derivative instruments, options, futures and investment funds, and by creating new statistical and analytics tools designed to enable customers to better track the performance of their investments.

Interactive Data Fixed Income Analytics

Our Fixed Income Analytics business provides financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. As of the end of 2009, more than 400 direct customers based primarily in North America subscribed to Fixed Income Analytics’ BondEdge service and its other services.

Interactive Data Fixed Income Analytics markets BondEdge®, a service used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, and respond to customer and regulatory reporting requirements. BondEdge includes interest rate and credit risk management tools, access to an extensive global fixed income securities database as well as extensive reporting and graphic capabilities designed to help clients meet regulatory reporting requirements and compliance testing based upon client input guidelines. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages, in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. Interactive Data Fixed Income Analytics customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. The primary users of BondEdge within these financial institutions are fixed income portfolio managers who invest in or sell fixed income securities, particularly those that require specialized modeling. In 2009, this business upgraded its BondEdge service to offer improved functionality. The next-generation BondEdge service includes new deployment options, such as a set of Application Programming Interface (API) tools, which can be used by a broader range of users across its customer base, and integrated into offerings by complementary asset-liability and risk management solutions providers. In addition, this business also developed new BondEdge packages that address the needs of specific end users such as fixed income strategists, cash flow analysts in the insurance industry, and fixed income analysts and portfolio managers at asset management firms. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge®) and local area network/wide area network configurations (BondEdge ES).

In addition, this business provides a service bureau offering, BondEdge BureauSM, whereby Interactive Data Fixed Income Analytics professionals run BondEdge on behalf of the customers and provide customers with certain fixed income portfolio analysis and risk management information. In addition, this business markets BondEdge FeedSM (which is also marketed as Analytix DirectSM in the United States), a fixed income datafeed service that provides a variety of risk measures independent of a dedicated software application. This service is designed to meet the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications throughout the institution.

Interactive Data Fixed Income Analytics continues to invest in product and business development activities designed to expand business with existing and prospective customers.

Active Trader Services

Our eSignal business services the needs of active traders, individual investors and investment community professionals.

eSignal

Our eSignal business provides real-time financial market information and access to decision-support tools that assist active traders, individual investors and investment community professionals in their analysis of securities traded on major markets worldwide. As of the end of 2009, this business had 56,492 direct subscription terminals, compared with 54,870 and 61,347 at the end of 2008 and 2007, respectively (the number of direct subscription terminals for 2008 and 2007 reflects the reclassification of certain product sales that had been inadvertently included as direct subscriptions in prior periods). Although active traders have historically been the primary target market for eSignal’s offerings, in 2009, we experienced increased institutional interest in certain offerings developed by eSignal. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other securities. These financial websites generate revenue through online advertising.

The financial data available to eSignal subscribers includes equities, options, derivative instrument data, single stock futures, indices, market depth from various major exchanges including the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, eSignal subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking, and news and commentary.

eSignal’s information is delivered via a sophisticated network infrastructure with an advanced Internet protocol multicast backbone and multiple, geographically dispersed computer server farms. eSignal services include its financial websites: Quote.com®, RagingBull.com and FutureSource.com; subscription services aimed at active traders: its eSignal-branded workstation and related offerings such as eSignal®, eSignal Market ScannersSM, eSignal, and Advanced GET® Edition; eSignal OnDemand; LiveCharts® and QCharts® market data platforms; and QuoTrek® for wireless access to real-time streaming market data; trading education services aimed at active traders through its seminar offerings, eSignal Learning; and real-time market data platforms designed for investment community professionals: eSignal Pro®, the FutureSource® line of workstations and the web-based Market-QSM desktop solution.

We seek to grow this business in our target markets by expanding its portfolio of services and enhancing its existing offerings with new content, features and capabilities.

Business Strategy

We are focused on expanding our position as a trusted leader in financial information. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We continue to centralize key areas of our organization from a business and product strategy, sales management and operational perspective. We have made substantial progress in this area over the past several years, which we believe enables us to present our business more effectively to the marketplace and operate increasingly as one company. We plan to continue our efforts in this area going forward. In addition, we believe these actions continue to help us address our institutional customers’ needs by leveraging our collective content, capabilities and other resources across six core product areas: evaluations, reference data, real-time market data services, web-based solutions (referred to historically as managed solutions), fixed income analytics and desktop solutions.

Our growth strategy is based on investing in internal development programs and pursuing strategic acquisitions that can enable us to deliver high-value services and solutions, and extend our global reach. The following six key priorities underpin our growth strategy:

1.	Continue Enhancing Our Fixed Income Offerings: We plan to extend our leadership position in fixed income evaluations and increase adoption of our fixed income content and capabilities beyond traditional back-office environments. To do this, we plan to continue expanding the breadth and depth of our market coverage, refining the methodologies we utilize, offering enhanced transparency into the inputs we utilize for our evaluations, developing new intraday valuation services, and adding a broader range of analytics and other measurement tools. For example, in December 2009, we announced that we began delivering intraday fixed income valuations to help clients around the world more closely monitor portfolio value changes and provide European and Asian domiciled funds with new inputs to their fair value procedures.

2.

Extend Our Reference Data Content and Offerings into the Middle and Front Offices: We plan to leverage our strength in providing reference data into back-office operations and drive adoption of our reference data content and services in other areas across our clients’ enterprises. To do this, we plan to improve our data collection and delivery capabilities to augment our existing content and better support clients’ time-sensitive needs. In addition, we plan to continue enhancing existing services and developing new ones that can add value into our clients’ risk management and regulatory compliance processes. For example, in March 2009, we introduced a new Business Entity ServiceSM for the North American marketplace to assist clients in analyzing risk from their global exposure to various entities, industries and regions and help them address compliance requirements related to a variety of industry regulations.

3.	Take Better Advantage of Our Real-Time Capabilities: Historically, our Real-Time Services, Managed Solutions and eSignal businesses operated with fairly separate engineering, product development and infrastructure resources. In December 2009, we formed the Real-Time Market Data and Trading Solutions group in order to unify these resources into a single organization and enable us to advance a more tightly integrated suite of real-time offerings. Forming this new group also supports our efforts to continue centralizing key areas of our organization.

4.	Increase Our Penetration within the Wealth Management and Electronic Trading Sectors: We believe that there are significant growth opportunities for our real-time organization in the wealth management and electronic trading sectors due to a combination of technology changes, vendor consolidation and various other factors. By unifying our real-time businesses and acquiring the OFS data and tools assets, and 7ticks, we plan to mobilize our resources more effectively and efficiently to address these market opportunities.

5.	Expand Our Business Internationally: In 2009, we generated 29.7% of our revenue outside of North America versus 29.4% and 29.1% in 2008 and 2007, respectively. We aspire to increase the percentage of revenue generated outside of North America in order to leverage our existing assets across a wider base, support our clients as they expand globally and achieve a balance of geographic revenue that is more consistent with the global spend on market data. To expand our business globally, we will continue to recruit local leadership and advance our product capabilities in our primary international markets in Europe and Asia, and continue to pursue third-party redistribution relationships and other strategic alliances in developing international markets. For example, in July 2009, we formed a new sales and account management team to focus on opportunities to expand our business in Latin America. In addition, we will continue to pursue acquisitions that enable us to quickly build our direct presence in certain international markets, gain access to local content and expand our product offerings. In January 2010, we acquired Telerate Systems Limited (TSL), a long-standing redistributor in Dubai, which provides us with a direct presence in the Middle East region.

6.	Develop a Unified Technology Platform: We continue to maintain a broad range of delivery platforms and legacy technology infrastructures as a result of supporting long-standing client relationships and completing numerous acquisitions over the years. In recent years, we have made progress developing a common Interactive Data-wide service management platform. We believe that accelerating our progress in the development of a common Interactive Data-wide service management platform will help us optimize data collection, harmonize content across our product spectrum, raise product quality, accelerate time to market and address our clients’ real-time, intraday and end-of-day service requirements with reliable delivery, resiliency and business continuity.

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

Across each of our businesses, regardless of business segment, contractual arrangements for the provision of data services to customers takes one of three forms: (1) a fixed annual, semi-annual, quarterly or monthly subscription; (2) variable fees based upon usage; and (3) a combination of a fixed fee and usage, where a fixed subscription is accompanied by additional amounts that are charged for usage above agreed upon levels.

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

In recent years, we have implemented a range of global marketing initiatives to reinforce our value proposition, emphasize the Interactive Data brand to institutional clients and support actions that unified previously separate sales, client relationship management and client service organizations. In addition, we have continued to evolve the scope of our major accounts group, which is composed of senior relationship and customer support staff, and was formed to provide more focused and centralized attention to the enterprise-wide needs of some of our most strategic customers.

Our institutionally oriented sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2010, we intend to continue to work closely with our institutional customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our organization.

Active Trader Services

Each of the core Active Trader Services offerings, including online advertising on our financial websites, is marketed by sales and product support specialists within eSignal. These offerings are supported by eSignal through the conventional promotional campaigns discussed above as well as through third-party developer relationships that market eSignal’s internet-delivered services to their customers. eSignal also invites third-party software developers to write trading system software that is compatible with eSignal’s systems and asks trading educators to consider use of eSignal services in their seminars. In addition to direct sales, re-distributors channel partners are an important source of new subscribers.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our business segments. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our timely and reliable delivery and the quality and breadth of coverage associated with our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data services and related offerings to meet the current and evolving needs of our customers;

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

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our institutionally oriented Interactive Data Pricing and Reference Data, and Interactive Data Real-Time Services businesses are large global suppliers of financial and business news and financial market data, including Bloomberg L.P., Thomson Reuters Corporation, Standard and Poor’s (a division of The McGraw-Hill Companies, Inc.), SIX Telekurs (part of SIX Group), Markit Group Limited, Morningstar, Inc. and similar data producers and smaller data vendors that compete against us in specific geographic regions and niche markets. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse service-line offerings that allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services.

As a specialty service provider, Interactive Data Fixed Income Analytics competes against other financial services analytical software companies such as FactSet Research Systems Inc. (as a result of its 2005 acquisition of Derivative Solutions Inc.), The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), Barclays Bank PLC (as a result of its acquisition of Lehman Brothers) and Wilshire Associates Incorporated. Other challenges unique to this business include the use of specialized spreadsheet applications, and firms who develop their own in-house software solutions. We believe that additional competitive advantages possessed by Interactive Data Fixed Income Analytics include analytics that are independent of a brokerage or asset management firm, advanced modeling analytics to evaluate fixed income securities individually or in a portfolio context, a datafeed service to support data warehouse applications, and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, eSignal competes against numerous competitors including CQG, Inc., DTN Holding Company, Inc. (a business owned by Telvent), Thomson Reuters, TradeStation, Townsend Analytics (a business owned by Barclays Global), and other smaller vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools for active traders. eSignal’s financial websites compete directly and indirectly for advertisers, viewers and content providers against numerous competitors that aggregate financial, business and investment information, news and related content including general purpose consumer-oriented websites such as Google®, Yahoo!®, America Online®, and MSN® Money; financial and business-oriented news services, newspapers, magazines, and television networks that operate related websites such as Reuters, Bloomberg Business News, The Wall Street Journal®, Forbes® and CNN®; and specialized business, financial and investment websites such as TheStreet.com®, StockCharts.com™, MarketWatch.com® and Fool.com®. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our Active Trader services include price, ease of use, compatibility with third-party software packages, analytics that are independent of a brokerage or asset management firm yet provide access to these firms.

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

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have one patent issued and two patents pending. Our patent expires in December 2022. We have rights to approximately 80 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services. No single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our operations or financial results as a whole.

License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business. The termination of any license with a major data supplier, such as the New York Stock Exchange or other similar financial markets, would materially disrupt our operations.

Geographic Areas

Through subsidiaries and affiliates, we conduct business in numerous countries outside of the United States. Our international businesses are subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates, import and export controls, and other laws, policies and regulations of foreign governments. During the past three fiscal years, our revenue by geographic region was as follows:

(In thousands)	2009	2008	2007
Revenue:
United States	$532,018	$529,586	$489,185
All other European countries	121,980	116,839	110,544
United Kingdom	71,702	85,715	74,681
Asia Pacific	31,518	18,401	15,200

Total	$757,218	$750,541	$689,610

For the years ending December 31, 2009 and 2008, respectively, long-lived assets by geographic region are as follows (in thousands):

	2009	2008
United States	$584,292	$582,763
All other European countries	103,088	104,169
United Kingdom	114,390	100,467
Asia Pacific	36,687	34,746

Total	$838,457	$822,145

Employees

We had approximately 2,500 employees as of December 31, 2009. We believe that our relations with our employees are good.

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

We submitted our 2009 annual Section 12(a) CEO Certification to the New York Stock Exchange, pursuant to which the Company affirmed the Company was in full compliance with Section 303A of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

Name	Age	Office Held with Company
Raymond L. D’Arcy	57	President and Chief Executive Officer
Christine Sampson	57	Vice President of Finance, Chief Accounting Officer and Interim Chief Financial Officer
Andrea H. Loew	52	Executive Vice President, General Counsel and Corporate Secretary
John L. King	59	Chief Operating Officer
Jeffrey Banker	43	Executive Vice President, Real-Time Market Data and Trading Solutions
Mark Hepsworth	50	President, Institutional Business
Cort J. Williams	50	President, Institutional Sales

Raymond L. D’Arcy has served as our president and chief executive officer, and a member of Board of Directors since March 2, 2009 and has more than thirty years of experience at Interactive Data. Throughout his career at Interactive Data, he has held a number of senior-level sales, marketing, product management and finance positions. After spending his first four years as manager of financial and management reporting, Mr. D’Arcy transitioned into the product management organization, building the Company’s presence within the U.S. mutual fund industry. He then advanced into regional and national senior sales executive roles within the organization, becoming vice president of global sales and marketing in 1999. Mr. D’Arcy subsequently became president of the Data Delivery Business in 2002, where he helped integrate the Company’s largest institutional sales and product development teams, sponsored the introduction of innovative high-value services and helped create the Major Accounts Group to centralize client-facing activities for some of the Company’s largest and most strategic customers. From September 2005 until becoming president and chief executive officer, Mr. D’Arcy’s had served as president of our sales and marketing organization, a role in which he led initiatives that advanced new institutional sales, further fortified existing customer relationships and elevated the Company’s stature in the financial information industry.

Christine Sampson became interim chief financial officer in September 2009. Ms. Sampson had served as Interactive Data’s vice president of finance and chief accounting officer since December 2006, managing key areas within the Company’s accounting and finance operations. After joining Interactive Data in 1978 as a sales and tax accountant, Ms. Sampson advanced to positions of increasing responsibility, becoming vice president of finance and controller in November 2000. During the past decade of her tenure at Interactive Data, Ms. Sampson has played an instrumental role in helping the Company complete numerous acquisitions and adapt to an array of new financial reporting and accounting requirements.

Andrea H. Loew has served as our general counsel and corporate secretary since February 29, 2000. In February 2007, she was appointed executive vice president. From September 1996 until February 29, 2000, Ms. Loew served as vice president, general counsel and corporate secretary of Interactive Data Corporation (as it existed prior to its merger with Data Broadcasting Corporation). Prior thereto, Ms. Loew was a partner in Eckert, Seamans, Cherin & Mellott, LLC and before that an associate at Choate, Hall & Stewart LLP.

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

Mark Hepsworth has served as President, Institutional Business since September 2007. In this role, he is responsible for leading the business strategy, product development and general business management across Interactive Data Pricing and Reference Data and Interactive Data Fixed Income Analytics. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Jeffrey Banker became executive vice president of Interactive Data’s Real-Time Market Data and Trading Solutions Group in December 2009. In this role, Mr. Banker is responsible for unifying the Company’s real-time businesses, and enhancing the Company’s ability to effectively and efficiently address the real-time needs of its institutional customers with an integrated suite of real-time market data and innovative, hosted technology services and solutions. Before assuming this newly created role, Mr. Banker had been Interactive Data’s managing director, strategic market development, where he focused on leveraging content and resources across the Company in order to accelerate the development of new services for clients in the wealth management and electronic trading markets, as well as in the ETF and Index markets. Mr. Banker joined Interactive Data in 2003 and has held a variety of positions where he helped champion the development of successful new products that utilize capabilities from across the Company, including the Basket Calculation Service. Prior to joining Interactive Data, Mr. Banker held senior positions at Gomez Performance Networks, now a division of Compuware, and Fidelity Investments.

Cort J. Williams became president of Interactive Data’s institutional sales organization in March 2009. In this role, he is responsible for the Company’s sales, client relationships, and customer service-oriented functions focused on institutional clients. Mr. Williams has more than two decades of experience at our company, having advanced into sales management roles of increasing responsibility after joining Interactive Data in 1988. In 1996, Mr. Williams was responsible for creating what is now known as the Company’s Business Development Group, which is focused on redistributor and software vendor relationships, and then helped to grow this distribution channel. He became vice president of strategy and business development in 2001, overseeing overall strategy, marketing and acquisitions and alliances for the business now known as Interactive Data Pricing and Reference Data, and helped drive further expansion of the Company’s network of redistributors. In 2006, he was promoted to senior vice president of Interactive Data’s Major Accounts and Business Development Groups. Prior to joining Interactive Data, he held sales and marketing management positions at the Data Resources Inc. unit of McGraw-Hill and a subsidiary of US Trust Company of New York.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before “Corporate History” above.

The impact of cost-cutting pressures across the industries we serve could lower demand for our services. We are seeing customers maintain their focus on controlling costs as a result of the challenging market conditions many of them continue to face. We expect this trend to continue throughout 2010. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, any such event could have a material adverse effect on our results of operations.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services. The recent global financial crisis resulted in consolidation among some participants in the financial markets and the collapse of others, and there may be additional consolidations or failures in the near term. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations and/or service downgrades in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. Consolidation in the past few years has had an adverse impact on revenue for our Fixed Income Analytics business. In addition, if customers who account for a material percentage of our revenues or profit cease operations as a result of bankruptcy, such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, or the failure of market participants, could lower demand for our services. Our business is dependent upon the health of the financial markets as well as the financial health of the participants in those markets. For example, the recent global financial crisis resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It also led to the collapse of some market participants and may lead to the collapse of additional market participants. Some of the demand for financial market data is dependent upon activity levels in the securities markets while other demand is static and is not dependent on activity levels. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets or that have an adverse impact on the financial condition market participants could have a material adverse effect on our revenue. Declining activity levels in the securities markets has had an adverse impact on the financial results our eSignal business.

We face intense competition. We operate in highly competitive markets in which we compete with other vendors of financial market data, analytics and related services. We expect competition to continue to be intense. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand their offerings and data content more effectively, use their financial resources to sustain aggressive pricing or respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and distribution of their services. Increased competition in the future or our inability to compete effectively could adversely affect our market share or profit margins and could have a material adverse effect on our financial condition or operating results.

A prolonged outage at one of our data centers could result in reduced revenue and the loss of customers. Our customers rely on us for the delivery of time-sensitive, up-to-date data and analytics. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. The occurrence of any of these events could disrupt our operations. An interruption in the delivery of our services may induce our customers to seek alternative data suppliers. Any such event could have a material adverse effect on our business.

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers. We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We obtain much of the data we distribute thorough license agreements with data suppliers. The disruption of any license agreement with a major data supplier, such as the New York Stock Exchange, could disrupt our operations and lead to a material adverse impact on our results of operations.

If we are unable to maintain relationships with service bureaus and custodian banks, our revenue will decrease. Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. While we believe the importance of back office operations will continue to increase, if this trend shifts or any of these relationships are disrupted or terminated, could have a material adverse effect on our results of operations.

New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings. We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately and accurately anticipate customers’ needs and technological trends, we will be unable to introduce new services into the market and any such event could have a material adverse impact on our ability to compete. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, any such event could have a material adverse impact on our ability to compete. In both cases such occurrences could have a material adverse impact on our ability to maintain or grow revenue or our operating results. Finally, in order to effectively expand into new geographic areas, which is a key element of our growth strategy, we need to develop geographic specific services, or enhance or add to current services so that they meet the needs of users in specific geographic locations. Finally, any new services or data content that we may develop and/or introduce may not achieve market acceptance; lack of market acceptance could result in materially lower revenue levels and/or materially impair our ability to grow revenue.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives, or standards may reduce demand for our services or increase our expenses. Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. As a result of the financial crisis, we anticipate adoption of significant new regulations applicable to financial services institutions. New legislation, or a significant change in rules, regulations, directives, or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

Our continued growth depends, in part, on our ability to successfully identify and complete acquisitions and enter into strategic business alliances. Our business strategy includes growth through acquisition of assets and businesses that complement or augment our existing services and through the creation of strategic business alliances. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies, and personnel, however, acquisitions may not be available to us on favorable terms, if at all. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and, in some instances, the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete acquisition or strategic business alliance transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired business.

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

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation. The securities laws and other regulations that govern certain of our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the US and foreign countries. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit relating to actual or alleged violations of one or more of their regulatory obligations, we could also become subject to intense scrutiny. This intense scrutiny could involve an examination by regulators of whether the services we provided to the customer during the time period of the alleged violation were related to or contributed to the commission of the alleged or actual violation or result in a claim or civil lawsuit filed against us by the customer or the customer’s clients seeking damages. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, or a claim or civil lawsuit filed against us could cause us to incur substantial costs and would distract our management from our business. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers and could have a material adverse effect on our revenue and results of operations.

Certain of our subsidiaries are subject to complex regulations and licensing requirements. Our Interactive Data Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Interactive Data Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we might no longer be able to operate those portions of our business for which we have qualified as an investment adviser. Similarly, our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. eSignal business is registered with the United Kingdom Financial Services Authority, or FSA. The financial services laws and other regulations that govern our regulated activities are complex. If we were to fail to maintain our licenses or registrations, as applicable, with these government agencies, the affected subsidiary might no longer be able to operate those portions of our business that require the license to be held or registration to be maintained. In addition, in order to offer new financial services we could be required to extend the license authorizations, which is at the discretion of ASIC or the FSA, as applicable. The inability to provide one or more of our services would adversely impact our revenue and could have a material adverse effect on our revenue or results of operations.

We are subject to the risks of doing business internationally.

During 2009, approximately 29.7% of our revenue was generated outside North America. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors, could have a material adverse effect on our revenue or results of operation including, without limitation:

•	fluctuations in foreign currency exchange rates;

•	inflation;

•	changes in political or economic conditions;

•	changes in local laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in local jurisdictions;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges; and

•	changes in local tax law or policy.

We may not be able to attract and retain key personnel. We depend on our ability to attract and retain qualified personnel to operate and expand our business and we may not be able to retain the services of our key personnel. Our ability to replace key personnel may be difficult and may take an extended period of time because of the limited number of senior individuals in the financial information industry with the breadth of skills and experience required to operate and successfully expand a business such as ours or perform some of the key business functions we require. Competition to hire from this limited pool is intense, and we may not be able to hire or retain these personnel. Our inability to hire and retain key personnel, could have a material adverse effect on our revenue or results of operation.

Pearson has the ability to control us. Pearson indirectly holds approximately 61% of our issued and outstanding common stock. Accordingly, Pearson has the ability to exert significant influence over our management and our affairs, including the ability to elect all of the directors and to approve or disapprove any corporate actions submitted to a vote of our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Operating Unit/Segment	Square Feet	2010 Annual Rental Rate	Expiration Date
Bedford, MA	Institutional and Corporate	103,716	$2,201,000	June 2016
Boston, MA	Institutional	11,910	$89,000	March 2010
Boston, MA (1)	Institutional	17,751	$0	March 2021
Boxborough, MA	Institutional, Active Trader, and Corporate	100,226	$677,000	September 2018
Channel Islands, UK	Institutional	2,301	$85,000	October 2011
Cheltenham, UK	Institutional	3,500	$68,000	May 2012
Chicago, IL	Institutional and Active Trader	6,307	$121,000	September 2011
Chicago, IL	Active Trader	3,465	$85,000	October 2012
Cologne, Germany	Institutional	9,182	$261,000	December 2013
Dublin, Ireland	Institutional	12,017	$383,000	February 2012
Frankfurt, Germany	Institutional	78,548	$2,279,000	December 2016
Hayward, CA	Active Trader	60,158	$1,199,000	June 2013
Hong Kong	Institutional	2,224	$118,000	June 2012
Houston, TX	Active Trader	1,635	$18,000	July 2012
Lombard, IL	Active Trader	9,356	$165,000	May 2011
London, UK (2)	Institutional and Active Trader	68,943	$471,000	April 2025
Luxembourg	Institutional	3,368	$147,000	December 2010
Madrid, Spain	Institutional	3,315	$117,000	January 2014
Melbourne, Australia	Institutional and Active Trader	4,828	$109,000	November 2010
Milan, Italy	Institutional	2,799	$100,000	December 2015
New York, NY	Institutional	87,367	$2,311,000	May 2013
New York, NY	Institutional	50,661	$2,107,000	November 2024
Paris, France	Institutional	2,670	$190,000	December 2011
Parsippany, NJ	Corporate	2,584	$58,000	September 2011
Rome, Italy	Institutional	5,918	$179,000	July 2014
Santa Monica, CA	Institutional	22,877	$762,000	November 2012
Singapore	Institutional	2,530	$139,000	October 2012
Tokyo, Japan	Institutional	5,978	$236,000	August 2011
White Plains, NY	Institutional	46,000	$1,204,000	October 2019
Zurich, Switzerland	Institutional	3,305	$173,000	June 2013

We have excluded leased properties with less than 1,500 square feet. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations. If we are unable to renew any of the leases that are due to expire in 2010, we believe that suitable replacement properties are available on commercially reasonable terms.

(1)	On October 5, 2009, we entered into a new property lease agreement for office space in Boston, Massachusetts, US. The initial lease term is from March 2010 to March 2021, with an option to extend for another five year term at a rental value determined to be the fair market rental value at the time of the extension. The total minimum lease obligation, payable over the initial lease term, will be approximately $7,420,000, none of which is payable until beginning in April 2011. This new property lease will replace our current Boston office space lease, which expires in March 2010. The Company follows the guidance in SFAS No. 13 “Accounting for Leases” and SFAS No. 29 “Determining Contingent Rentals,” both codified in FASB ASC Topic 840 “Leases” (“ASC 840”), in accounting for this lease.
(2)

On February 25, 2008, we entered into a new property lease agreement for our London, UK office, which effectively extends our current lease agreement from the current expiration date in April 2010 to an expiration date of April 2025. The total incremental minimum lease obligation over this additional fifteen year term will be approximately $49,357,000, as measured at the foreign currency exchange rate between the UK pound and the US dollar at December 31, 2009, none of which is payable until beginning in September 2011. The lease agreement includes open market rent reviews on April 12, 2015 and April 12, 2020, which could increase the total minimum lease obligation. The Company will follow the guidance in SFAS No. 13 “Accounting for Leases” and SFAS No. 29 “Determining Contingent Rentals,” as codified in ASC 840, to account for this contingency at the time of each open market review.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some cases being covered by various commercial liability insurance policies and third party indemnifications.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

The following table sets forth, for the periods indicated, the intraday high and low sale prices per share of our common stock during each of the quarters set forth below as reported on the New York Stock Exchange:

	High	Low
2008:
Quarter Ended March 31	$32.86	$22.77
Quarter Ended June 30	$31.00	$24.74
Quarter Ended September 30	$31.25	$22.13
Quarter Ended December 31	$25.00	$17.50

2009:
Quarter Ended March 31	$25.90	$20.19
Quarter Ended June 30	$27.30	$20.89
Quarter Ended September 30	$26.23	$22.10
Quarter Ended December 31	$27.05	$24.94

Performance Graph (1),(2)

The graph below matches the cumulative 5-year total return of holders of Interactive Data Corporation’s common stock with the cumulative total returns of the NYSE Composite index and the Dow Jones US Financial Services index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2004 and tracks it through 12/31/2009.

	12/04	12/05	12/06	12/07	12/08	12/09
Interactive Data Corporation	100.00	108.40	118.94	166.31	129.07	136.92
NYSE Composite	100.00	109.36	131.74	143.42	87.12	111.76
Dow Jones US Financial Services	100.00	108.38	138.46	116.16	48.27	73.13

(1)	The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.
(2)	The stock price performance shown on the graphs is not necessarily indicative of future price performance. Information used on the graphs was obtained from Research Data Group, Inc., San Francisco, California, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Stockholders

As of February 11, 2010, there were 94,509,428 outstanding shares of our common stock held by 915 stockholders of record.

Dividends

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 15, 2007	$0.125	Regular (cash)	March 1, 2007	$11,706	March 30, 2007
May 23, 2007	$0.125	Regular (cash)	June 7, 2007	$11,793	June 27, 2007
August 30, 2007	$0.125	Regular (cash)	September 6, 2007	$11,787	September 26, 2007
November 19, 2007	$0.125	Regular (cash)	December 6, 2007	$11,786	December 20, 2007
December 11, 2007 (1)	$0.500	Special (cash)	January 4, 2008	$47,184	January 24, 2008
December 11, 2007 (2)	$0.150	Regular (cash)	March 3, 2008	$14,141	March 31, 2008

Total	$1.15

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

In fiscal year 2008, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	$14,100	June 27, 2008
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	$14,117	September 26, 2008
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	$14,054	December 10, 2008
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	$18,705	March 31, 2009

Total	$0.65

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date: March 31, 2009 and record date March 2, 2009). The dividend declared amount of $18,705,000 is included in dividends payable as of December 31, 2008. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the December 4, 2008 declaration date.

In fiscal year 2009, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	$18,807	June 29, 2009
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	$18,798	September 29, 2009
October 1, 2009	$0.20	Regular (cash)	December 8, 2009	$18,860	December 30, 2009

Total	$0.60

The dividend for the first quarter of 2009 was declared in December 2008 and as such is included in the fiscal year 2008 table above.

All of the above cash dividends have been paid from our existing cash resources.

On February 22, 2010, the Board of the Directors of the Company declared a quarterly cash dividend of $0.20 per of Interactive Data common stock. For further discussion, please refer to Item 8, Consolidated Financial Statements, Footnote 17, Subsequent Events.

The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by the Board of Directors of the Company.

Issuer Purchases of Equity Securities

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. Repurchases may be made in the open market or in privately negotiated transactions from time to time, subject to market conditions and other factors and in compliance with applicable legal requirements. We use cash on hand to fund repurchases under the stock buyback program. We are not obligated to acquire any particular amount of common stock as a result of the stock buyback program, which may be suspended at any time at our discretion. As of December 31, 2009, there remained 1,514,737 shares available for purchase under the stock buyback program. In 2009, we purchased an aggregate of 1,280,700 shares of common stock at an average price of $24.40. In 2008, we purchased an aggregate of 1,975,463 shares of common stock at an average price of $26.57. In 2007, we purchased an aggregate of 1,177,100 shares of common stock at an average price of $27.03.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009—October 31, 2009	165,000	$26.30	165,000	1,829,737
November 1, 2009—November 30, 2009	150,000	$26.36	150,000	1,679,737
December 1, 2009—December 31, 2009	165,000	$25.56	165,000	1,514,737

Total	480,000	$26.06	480,000

(1)	No shares were purchased in the fourth quarter of 2009 other than through our publicly announced stock buyback program.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the years ended December 31, 2005 through 2009 has been derived from our consolidated financial statements. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The information set forth below is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007	2006 (1)	2005
Revenue	$757,218	$750,541	$689,610	$612,403	$542,867
Income from operations	207,749	209,683	175,620	144,565	144,140
Net income attributable to Interactive Data Corporation	141,234	142,648	125,983	93,362	93,864
Net income per common share
Basic	1.50	1.52	1.34	1.00	1.01
Diluted	1.47	1.48	1.30	0.98	0.98
Weighted average common shares
Basic	94,001	93,984	94,038	93,240	93,204
Diluted	96,200	96,674	97,060	95,600	95,989
Total assets	1,281,171	1,182,525	1,228,226	1,103,804	996,920
Stockholders’ equity (Interactive Data Corporation)	1,082,106	959,807	963,524	911,585	855,406
Cash dividends declared per common share	$0.60	$0.65	$1.15	$0.80	$0.80

(1)	Effective January 1, 2006, the Company adopted Statement of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, as codified in ASC 718. Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included herein in Item 8. Amounts in the tables, including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a trusted leader in financial information. We provide financial market data, analytics and related solutions to thousands of financial institutions and active traders, as well as hundreds of software and service providers. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, wealth management, sales and marketing, and client service activities. We market and license our services either by direct subscriptions or through third-party business alliances.

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

•

Interactive Data Real-Time Services provides global real-time and delayed financial market information, infrastructure services that facilitate ultra low latency trading and customized, hosted web-based financial market information solutions.

•	Interactive Data Fixed Income Analytics provides sophisticated fixed income analytics to that can help manage risks and understand the performance of diversified portfolios.

On January 15, 2010, we acquired the assets of 7ticks, LLC, an innovative provider of electronic trading networks and managed services for a purchase price of $30.0 million with a two-tiered earn-out provision totaling up to an additional $21.2 million, which is tied to the achievement of certain performance milestones over a two-year period following the acquisition date. We funded this acquisition from existing cash. The 7ticks business operates as part of our Real-Time Services business. The 7ticks services are now marketed as Interactive Data 7ticks.

On December 1, 2009, we acquired the data and tools assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business for a purchase price of $13.5 million in cash. We have since started integrating this business into our Managed Solutions operations. We funded this acquisition from existing cash resources. Services from this organization are now marketed under the Interactive Data brand.

On December 15, 2008, we acquired a 79% stake in NDF, a leading provider of securities pricing, reference data and related services to many Japanese banks, asset and funds management companies, insurance companies, custody banks, trust banks and securities firms. On December 19, 2008, we acquired an additional 1% from a minority stockholder to increase our ownership to 80%. In total, we paid 2.4 billion yen (or $26.7 million at the currency exchange rate on the date of acquisition), offset by cash acquired of 938.4 million yen (or $10.4 million at the currency exchange rate at the date of acquisition). On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3.1 million at the currency exchange rate on the date of acquisition) from one of the remaining stockholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009 and the total purchase price to 2,718,000,000 JPY (or $29.8 million at the currency exchange rates on the transaction dates). Although our equity ownership is 90%, our economic ownership is 100% since we have a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) from the remaining stockholder (noncontrolling interest) at an expected total purchase price of 302,000,000 JPY (or approximately $3.2 million at the December 31, 2009 currency exchange rate) prior to December 31, 2010. As a result of this firm commitment, our financial statements have reflected 100% economic ownership of NDF beginning April 28, 2009. We renamed this business as Interactive Data Japan KK and continued integrating this business into our Asia-Pacific operations during 2009. We funded this acquisition from existing cash resources.

On August 1, 2008, we acquired Kler’s, a leading provider of reference data to the Italian financial industry, for a purchase price of €19.0 million in cash (or approximately $29.6 million at the currency exchange rate on the date of acquisition). We continued integrating this business into our European operations during 2009. We funded this acquisition from existing cash resources.

Active Trader Services

In the Active Trader Services segment, we have one business, eSignal, which was supplemented by the March 2006 acquisition of the net assets of Quote.com and certain other related assets:

•	eSignal provides real-time financial market information and access to decision-support tools, and operates financial websites.

Development of Business

Our results of operations for 2009 include the activities of our Interactive Data Pricing and Reference Data (including Kler’s and NDF), Interactive Data Real-Time Services (including 30 days of the OFS data and tools assets), Interactive Data Fixed Income Analytics, and eSignal businesses. Our results of operations for 2008 include the activities of our Interactive Data Pricing and Reference Data (including 5 months of Kler’s and 16 days of NDF), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal (including Quote.com) businesses. Our results of operations for 2007 include the activities of our Interactive Data Pricing and Reference Data (including nearly 8 months of Xcitek and Xcitax), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and eSignal businesses.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption for the past two years, reaching unprecedented levels in the fall of 2008 as a result of the global financial crisis affecting the banking system and participants in the financial markets. The global financial crisis has impacted the financial health of financial market participants and resulted in consolidation among some participants in the financial markets and the collapse of others. Operational spending by financial institutions during the second half of 2008 and throughout 2009 was negatively impacted by the crisis as firms looked to control or reduce spending. Government interventions around the world have helped limit bank collapses and emergency mergers during 2009 and the global economy has shown some signs of stabilization. The financial markets likewise appear to have begun to stabilize during 2009. However, the timing and extent of a fuller economic recovery remains uncertain. Notwithstanding signs of stabilization, the ramifications of the global economic crisis will continue to impact our business in 2010.

The global financial crisis has prompted substantial government intervention in the financial services industry. As a result, it is expected that there will be new regulation and government oversight of the financial services industry. It is unclear at this time how potential new regulation and government oversight will affect our business.

The global financial crisis accelerated the pace and magnitude of mergers and acquisitions within and across the financial services industry. When financial institutions consolidate, they frequently look to gain synergies by combining their operations, including the elimination of redundant data sources. We continue to deliver market data services to a number of customers who have completed or who are currently involved in the process of a merger or acquisition. If our services are eliminated or reduced as a result of consolidation, there is generally a lag between the completion of the customer’s consolidation activity and its impact on our revenue. It is unclear at this time how the affected firms plan to integrate their operations and what impact, if any, those plans will have on the demand for our services. Additional financial institution failures or additional consolidation activity has the potential to adversely impact our revenue in the future.

We encountered challenging market conditions in 2009, characterized by considerable levels of uncertainty about customer spending on financial market data and related solutions. We expect that these market conditions are likely to persist in 2010. While we believe that recent events in the global financial markets will lead to a reduction in overall spending by institutions on financial market data and related solutions in 2010, the overall magnitude of the reductions is unclear to us at this time. Customers continue to focus on containing or reducing costs. The spending decisions in various parts of our customers’ organizations have been and will continue to be impacted by recent and emerging industry trends. We anticipate that the outcome of the spending decision-making process will vary depending on the specific trends impacting the different parts of their organization, as well as their overall business strategy. While in some areas the impact or anticipated impact of current trends will likely lead to a decision to reduce market data and related services, in other areas the analysis of the trends may lead to a decision to acquire additional market data or related services. It is unclear at this time which segments of the financial market data industry will be most affected by the continued focus on controlling or reducing spending. We believe we are well-positioned in areas that we believe will continue to receive higher levels of investment, such as in the evaluations and reference data areas.

In the current environment, the organic growth rate of our business slowed in 2009 and in response, we took certain actions to control discretionary spending and reduce costs, including the reduction of travel and consulting expenses, the elimination of annual merit-based salary increases in 2009 and a significant reduction of certain annual incentive bonus compensation in 2009. It remains unclear whether the overall reduction in spending on financial market data and related solutions in 2009 will create further deterioration on our near-term and longer-term financial results.

Institutional Services

We believe that our institutional customers’ focus on reducing or controlling costs as a result of the recent difficult economic environment continues to influence cancellation activity. However, during the second half of 2009, we observed that the intense pressure to cut costs at our large institutional clients was lessening somewhat versus our experience during the first half of the year. For example, within the Institutional Services segment, we experienced lower cancellation levels by customers during the second half of the year, particularly for our real-time market data services. Nevertheless, cancellation levels within the Institutional Services segment were higher in 2009 than historical levels. From a geographical perspective, during 2009 we experienced more favorable conditions outside of North America.

In addition to monitoring the volume and magnitude of cancellations, we also monitor retention rates. We have historically measured our retention rates by the number of institutionally oriented accounts we retain in any given 12-month period. A single institutional customer may have (and often does have) more than one account. This metric does not measure revenue associated with any retained or cancelled account. During 2009, our institutionally oriented retention rate was approximately 93%, compared with the 95% level that we experienced in prior years.

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

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. For example, in North America, many financial institutional outsource their back-office operations to service bureaus and custodian banks. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate direct services from us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, although the costs associated with delivering and supporting the data indirectly may also be less. In addition, financial institutions in both Europe and North America increasingly utilize hosted technology services to cost-effectively access financial market data via the Internet or to cost-effectively create and deploy online applications for use within their organizations or by their end users.

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

•

As mentioned above, we expect that the global financial crisis will continue to adversely impact spending on market data and related services in 2010 as financial institutions focus on containing or reducing their costs. This focus is, in certain instances, leading to the redirection of spending into areas where our financial market data services and related solutions can help them increase the efficiency of their workflows and related processing functions. At the same time, this focus is contributing to longer sales cycles, constraining usage rates, and resulting in increased cancellations, service downgrades and renegotiations of fees. The impact of cancellations on our revenue may be delayed due to the lag between receipt of notice of cancellations and the related effective date of the termination.

We have also experienced more moderate growth in usage-related revenue, which often includes end-users subscribing to our content through various redistribution channel partners such as software companies, service bureaus and custodian banks. Our revenue through these redistributors depends on several factors: the number of total end-user customers subscribing to our content; the number of securities being delivered to the customer; and the frequency by which we deliver those securities to the customer. Usage-related revenue growth has moderated as customers consolidate the number of funds they manage and conduct intensive cost-savings reviews aimed at reducing the number of securities they require information about, reducing the frequency of when they receive information from us, or both. We expect that the growth in usage-related revenue (which currently represents approximately one-quarter of our total Institutional Services segment revenue) will remain modest through the first half of 2010. Heightened attention by financial institutions on containing or reducing their spending on the market data and related solutions that we provide to them over the coming quarters as well as the impact of cancellation notices we received in any given quarter or those received over multiple quarters, has the potential to adversely impact our future revenue.

•

Increased regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the use of evaluated pricing, reference data, real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their increasing regulatory compliance obligations.

•

The complexity of financial instruments has escalated in recent years. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with independent third-party providers like us who can assist them in their valuation of these instruments.

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity to address these volume issues.

•

Increasing costs associated with managing rising market data volumes, in combination with the focus on reducing or containing costs and the impact of vendor consolidation is prompting financial institutions to outsource the development and hosting of certain web-based systems and applications to third-party providers like us. We believe this trend will continue to influence the spending decisions by financial institutions, particularly in their wealth management operations.

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, sales to new customers. Interactive Data Pricing and Reference Data’s growth has been primarily driven by increased demand for its broad range of services, coupled with strong retention rates and a modest increase in usage revenue. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

Challenging market conditions impacted our Interactive Data Real-Time Services business in 2009. Elevated cancellation levels, primarily during the first half of 2009, related to our real-time market data services more than offset the continued growth of our Managed Solutions business. While we have made progress in recent years to reorient our real-time market data services customer and revenue mix toward larger, more stable institutions, there is still a significant level of this business that is concentrated with infomedia websites, small money managers, proprietary trading shops, hedge funds and niche redistributors. Cancellations in this business during 2009 reflect the impact that the current difficult economic environment and market conditions have had on many of our customers as they ceased operations, eliminated certain business lines and took cost-cutting actions leading to cancellations including deploying an alternative solution involving sourcing certain content directly from a major stock exchange or reducing the scope of the real-time content they require. The cancellations we experienced in this business during the second half of 2009 improved over first-half 2009 levels. Growth in this part of our business will be dependent, in large part, on continuing to sustain improved retention levels, real-time market data services sales to new and existing institutional customers, driving increased adoption of the new 7ticks services with institutional customers and expanding our Managed Solutions business globally with both existing and new clients, especially in the wealth management sector.

Growth in our Interactive Data Fixed Income Analytics business continues to be largely offset by cancellations, the majority of which are resulting from client consolidation activities.

Active Trader Services

Challenging conditions in the active trader market have impacted our eSignal business in recent years. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, we have experienced that active traders tend to trade less frequently and that cancellations of eSignal’s services typically increase and new subscriptions slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. In addition, online brokerage firms continue to upgrade the features and tools they provide to their active trader clients, a trend that is resulting in intensified competition to acquire new subscribers. Related to these dynamics, we have experienced period-over-period declines in eSignal’s direct subscriber base in recent quarters and as a result, a decline in subscription-related revenue. Although major stock markets experienced a meaningful recovery in 2009, this recovery has yet to translate into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. Factors such as price, ease of use and range of services, including the ability to directly execute their trades, are factors active traders consider when selecting a financial information service provider. Despite these challenges, eSignal’s base of direct subscribers grew modestly in 2009 as a result of deployments by institutional customers during the year. eSignal’s online advertising revenue declined in 2009 as a result of difficult market conditions. More specifically, businesses that advertise online continue to reduce such spending and there is intensifying competition to attract online advertisers. Other factors that may affect eSignal’s ability to grow include increasing adoption of its offerings by financial institutions, the effectiveness of its redistribution network, price increases and changes in demand for its suite of real-time market data terminals, which vary in price.

We believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions. In particular, we believe that the combination of vendor consolidations and increased cost pressures is creating an opportunity for adoption of eSignal’s desktop solutions by financial institutions in the wealth management market.

Results of Operations

Selected Financial Data

	For the Year Ended December 31,			For the Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change
	(In thousands, except per share information)
REVENUE	$757,218	$750,541	0.9%	$750,541	$689,610	8.8%
COSTS AND EXPENSES:
Cost of services	250,105	241,880	3.4%	241,880	225,137	7.4%
Selling, general and administrative	237,041	244,248	(3.0)%	244,248	239,370	2.0%
Depreciation	31,800	27,044	17.6%	27,044	23,110	17.0%
Amortization	30,523	27,686	10.2%	27,686	26,373	5.0%

Total costs and expenses	549,469	540,858	1.6%	540,858	513,990	5.2%

INCOME FROM OPERATIONS	207,749	209,683	(0.9)%	209,683	175,620	19.4%
Interest income	1,819	7,568	(76.0)%	7,568	9,025	(16.1)%

INCOME BEFORE INCOME TAXES	209,568	217,251	(3.5)%	217,251	184,645	17.7%
Income tax expense	68,162	74,582	(8.6)%	74,582	58,662	27.1%

NET INCOME	$141,406	$142,669	(0.9)%	$142,669	$125,983	13.2%
Less: Net income attributable to noncontrolling interest	(172)	(21)	—	(21)	—	—

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$141,234	$142,648	(1.0)%	$142,648	$125,983	13.2%

EARNINGS PER SHARE—INTERACTIVE DATA CORPORATION:
Basic	1.50	1.52	(1.3)%	1.52	1.34	13.4%
Diluted	1.47	1.48	(0.7)%	1.48	1.30	13.8%
Cash dividends declared per common share	0.60	0.65	(7.7)%	0.65	1.15	(43.5)%
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,001	93,984	0.0%	93,984	94,038	(0.1)%
Diluted	96,200	96,674	(0.5)%	96,674	97,060	(0.4)%

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

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in FASB ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account and in the aggregate, was not material to any of the Company’s prior year’s financial statements and is not material to the Company’s full year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

(in thousands)	Three Months Ended March 31, 2009	Year Ended			Total
		December 31, 2008	December 31, 2007	December 31, 2006
Decrease in Revenue	$191	$1,694	$200	$209	$2,294
Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

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

2009 VERSUS 2008

Revenue

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$499,385	$475,803	5.0%	$18,453	8.8%
Real-Time Services	141,302	152,989	(7.6)%	8,932	(1.8)%
Fixed Income Analytics	33,156	32,846	0.9%	46	1.1%

Total Institutional Services	$673,843	$661,638	1.8%	$27,431	6.0%
Active Trader Services
eSignal	$83,375	$88,903	(6.2)%	$1,677	(4.3)%

Total Active Trader Services	83,375	88,903	(6.2)%	1,677	(4.3)%

TOTAL REVENUE	$757,218	$750,541	0.9%	$29,108	4.8%

Total revenue increased by $6,677,000, or 0.9%, to $757,218,000 in 2009 (or an increase of $35,785,000, or 4.8% excluding foreign exchange). In 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. Total revenue increased at our Pricing and Reference Data business by $23,582,000, and revenue at our Fixed Income Analytics business increased $310,000. This revenue growth was partially offset by decreased revenue of $11,687,000 at our Real-Time Services business, which includes lower revenue of $2,294,000 related to the out-of-period accounting adjustment as referred to above. In addition, revenue decreased $5,528,000 at our eSignal business. The change in foreign exchange rates decreased revenue by $29,108,000 in 2009, mainly due to the strength of the US dollar against the UK pound and the Euro. Three acquisitions contributed a total of $14,797,000 to 2009 revenue. First, the Kler’s business, which we acquired in August 2008, contributed incremental revenue of $5,984,000 in 2009. Second, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $7,836,000 in 2009, net of intercompany eliminations. In addition, the OFS data and tools assets, acquired in December 2009 from Dow Jones & Company, Inc., contributed revenue of $977,000 in 2009.

Institutional Services

Revenue within the Institutional Services segment increased by $12,205,000, or 1.8%, to $673,843,000 in 2009. The change in foreign exchange rates, as noted above, decreased revenue by $27,431,000 in 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $39,636,000, or 6.0%, in 2009. In 2009, the out-of-period accounting adjustment, as noted above, decreased revenue by $2,294,000 at our European real-time market data services operation.

Revenue for the Pricing and Reference Data business increased by $23,582,000, or 5.0%, to $499,385,000 in 2009. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $18,453,000 in 2009. Excluding the impact of foreign exchange, revenue grew $42,035,000, or 8.8%, in 2009. The Kler’s business contributed incremental revenue of $5,984,000 in 2009 and the NDF business contributed incremental revenue of $7,836,000, net of intercompany eliminations, in 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2009, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $11,687,000, or 7.6%, to $141,302,000 in 2009. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $8,932,000 in 2009. Excluding the impact of foreign exchange, revenue decreased $2,755,000, or 1.8%, in 2009 mainly due to the out-of-period accounting adjustment of $2,294,000 as referred to above, coupled with the impact of cancellations related to real-time data feed services. This revenue decline was partially offset by the continued adoption of web-based financial market information solutions in North America and Europe. Additionally, the OFS data and tools assets, acquired in December 2009, contributed revenue of $977,000 in 2009.

Revenue for the Fixed Income Analytics business increased by $310,000, or 0.9%, to $33,156,000 in 2009. The change in foreign exchange rates, noted above, decreased revenue by $46,000 in 2009. Excluding the impact of foreign exchange, revenue grew $356,000, or 1.1%, in 2009.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $5,528,000, or 6.2%, to $83,375,000 in 2009. The change in foreign exchange rates, as noted above, decreased revenue by $1,677,000 in 2009. Excluding the impact of foreign exchange, revenue decreased $3,851,000, or 4.3%, in 2009. This revenue decrease was primarily related to a decline in average eSignal terminal subscription fees and lower advertising revenue. This was partially offset by a modest increase in the number of direct subscription terminals to 56,492 at the end of 2009 from 54,870 at the end of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$250,105	$241,880	3.4%	$8,562	6.9%

Cost of services expenses increased by $8,225,000, or 3.4%, to $250,105,000 in 2009. The change in foreign exchange rates decreased cost of services expense by $8,562,000 in 2009. Excluding the impact of foreign exchange, cost of services expenses increased by $16,787,000 or 6.9%. In 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000 and was comprised mainly of data acquisition-related expense. Three acquisitions contributed a total of $3,258,000 to cost of services. First, the Kler’s business contributed incremental cost of services expense of $881,000 in 2009. Second, the NDF business contributed incremental cost of services expenses of $1,860,000 in 2009. In addition, the OFS data and tools assets contributed incremental cost of services expenses of $517,000 in 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $5,625,000 mainly associated with increased headcount levels, lower capitalization of salaries related to internal software development, and the full year effect in 2009 of prior year annual merit increases that went into effect on April 1, 2008. This is coupled with higher data acquisition expense of $1,814,000, increased communications expenditures of $1,305,000, and higher premises expense of $499,000. This is partially offset by lower consulting-related spending of $1,386,000, lower incentive-based compensation expense of $721,000, and a decrease in travel and supplies expenditures of $727,000 and $415,000, respectively. Cost of services expense as a percentage of revenue was 33.0% in 2009 compared with 32.2% in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$237,041	$244,248	(3.0)%	$9,444	0.9%

Selling, general and administrative expenses decreased by $7,207,000, or 3.0%, to $237,041,000 in 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $9,444,000 in 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $2,237,000 or 0.9% in 2009. In 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased selling, general and administrative expense by $1,108,000 and was comprised mainly of sales commission, commissions paid to third parties, and premises costs. Three acquisitions contributed a total of $4,440,000 to selling, general and administrative expenses. First, the Kler’s business contributed incremental selling, general and administrative expenses of $1,527,000 in 2009. Second, the NDF business contributed incremental selling, general and administrative expenses of $2,823,000. In addition, the OFS data and tools assets contributed incremental selling, general, and administrative expenses of $90,000 in 2009. The change in foreign exchange related to transactional gain/losses (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $6,760,000.

Additional increases in selling, general and administrative expenses, included higher personnel-related costs of $9,783,000 primarily associated with increased headcount levels, the full year effect in 2009 of prior year annual merit increases that went into effect on April 1, 2008, and higher long-term incentive compensation expense. Included in the higher personnel-related costs is a $2,212,000 charge for stock-based compensation pertaining to our former Chief Executive Officer’s announced retirement on March 2, 2009. Furthermore there was an additional expense associated with the Company’s overseas pension plan of $3,427,000 as a result of an updated pension valuation, higher premises expense of $2,507,000 in 2009, increased bad debt expense of $629,000, and higher hardware/software maintenance expense of $361,000. These increases in selling, general, and administrative expenses are partially offset by lower incentive-based compensation expense of $17,244,000 in response to our financial performance, and lower sales commission expense of $3,604,000. Additional reductions in selling, general and administrative expenses included decreased marketing expense of $2,533,000, decreased travel costs of $2,333,000, and lower training expenditures of $453,000. Also contributing to the decrease in selling, general, and administrative expenses is lower audit fees of $359,000 and decreased legal costs of $235,000. Selling, general, and administrative expenses as a percentage of revenue was 31.3% in 2009 compared with 32.5% in 2008.

Depreciation

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
DEPRECIATION	$31,800	$27,044	17.6%	$586	19.8%

Depreciation expense increased by $4,756,000 or 17.6%, to $31,800,000 in 2009. The change in foreign exchange rates decreased depreciation expense by $586,000 in 2009. Excluding the impact of foreign exchange, depreciation expense increased by $5,342,000 or 19.8% in 2009 due to capital spending during the last twelve months and increased capitalized software development amortization in 2009. In addition, the NDF business contributed $41,000 of incremental depreciation in 2009. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	Adjusted % Change
AMORTIZATION	$30,523	$27,686	10.2%	$200	11.0%

Amortization expense increased by $2,837,000, or 10.2%, to $30,523,000 in 2009. The change in foreign exchange rates increased amortization expense by $200,000 in 2009. Excluding the impact of foreign exchange, amortization expense increased by $3,037,000 or 11.0% in 2009. The increase in amortization expense is primarily due to the incremental expense associated with acquisitions. The acquisitions of NDF and Kler’s contributed incremental amortization of $1,900,000 and $813,000, respectively, and the acquisition of the OFS data and tools assets contributed $98,000 of amortization expense in 2009.

Other Consolidated Financial Information

Income from operations decreased by $1,934,000, or 0.9%, to $207,749,000 in 2009 due to the factors discussed above.

Interest income decreased by $5,749,000, or 76.0%, to $1,819,000 in 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $7,683,000 or 3.5% to $209,568,000 in 2009 due to the factors discussed above.

Net income decreased by $1,263,000, or 0.9%, to $141,406,000 in 2009. The decrease in net income is primarily due to a lower effective tax rate of 32.5% in 2009 compared with 34.3% in 2008.

Net income attributable to the Company decreased by $1,414,000 or 1.0% to $141,234,000 in 2009 due to the factors described above.

We generated basic net income per share of $1.50 and diluted net income per share of $1.47 in 2009, compared with basic net income per share of $1.52 and diluted net income per share of $1.48 in 2008.

Weighted average common basic shares and diluted shares outstanding for 2009 were essentially in line with 2008.

2008 VERSUS 2007

Revenue

	For the Year Ended December 31,
(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$475,803	$429,420	10.8%	$8,240	12.7%
Real-Time Services	152,989	139,385	9.8%	446	10.1%
Fixed Income Services	32,846	32,442	1.2%	35	1.4%

Total Institutional Services	$661,638	$601,247	10.0%	$8,721	11.5%
Active Trader Services:
eSignal	88,903	88,363	0.6%	604	1.3%

Total Active Trader Services	88,903	88,363	0.6%	604	1.3%

TOTAL REVENUE	$750,541	$689,610	8.8%	$9,325	10.2%

Total revenue increased by $60,931,000, or 8.8%, to $750,541,000 in 2008. This revenue increase included strong revenue growth at both our Pricing and Reference Data business of $46,383,000 and at our Real Time Services business, which produced a revenue increase of $13,604,000. In addition, revenue at our eSignal and Fixed Income Analytics businesses increased $540,000 and $404,000, respectively. The change in foreign exchange rates decreased revenue by $9,325,000 in 2008, mainly due to the strength of the US dollar against the UK pound sterling and the Euro. Excluding the impact of foreign exchange, revenue grew $70,256,000 or 10.2% in 2008. The Xcitek and Xcitax business, which we acquired in May 2007, contributed incremental revenue of $3,058,000 in 2008. In addition, the Kler’s business, which we acquired in August 2008, contributed $3,132,000 to revenue in 2008, and the NDF business, in which we acquired a majority interest in December 2008, contributed $485,000 to revenue in 2008.

Institutional Services

Revenue within the Institutional Services segment increased by $60,391,000, or 10.0%, to $661,638,000 in 2008. The change in foreign exchange rates, as noted above, decreased revenue by $8,721,000 in 2008. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $69,112,000, or 11.5%, in 2008.

Revenue for the Pricing and Reference Data business increased by $46,383,000, or 10.8%, to $475,803,000 in 2008. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $8,240,000 in 2008. Excluding the impact of foreign exchange, revenue grew $54,623,000, or 12.7%, in 2008. The Xcitek and Xcitax business contributed incremental revenue of $3,058,000 in 2008. Additionally, the Kler’s business contributed $3,132,000 to revenue in 2008, and the NDF business contributed $485,000 to revenue in 2008. The remaining increase in revenue for the Pricing and Reference Data business was attributable primarily to growth in both North America and Europe mainly due to higher demand for our evaluated pricing and reference data content, and increased usage levels.

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

	For the Year Ended December 31,
(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
COST OF SERVICES	$241,880	$225,137	7.4%	$787	7.8%

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

	For the Year Ended December 31,
(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
SELLING, GENERAL and ADMINISTRATIVE	$244,248	$239,370	2.0%	$3,815	3.6%

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

Depreciation

	For the Year Ended December 31,
(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
DEPRECIATION	$27,044	$23,110	17.0%	$136	17.6%

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

Amortization

	For the Year Ended December 31,
(In thousands)	2008	2007	% Change	2008 Foreign Exchange	Adjusted % Change
AMORTIZATION	$27,686	$26,373	5.0%	$(285)	3.9%

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

Income before income taxes and noncontrolling interest increased by $32,606,000, or 17.7%, to $217,251,000 in 2008 due to higher income from operations partially offset by lower interest income discussed above.

Net income before noncontrolling interest increased by $16,686,000, or 13.2%, to $142,669,000 in 2008. The increase in net income is primarily due to higher income before income taxes and noncontrolling interest partially offset by a higher effective tax rate of 34.3% in 2008 compared with 31.8% in 2007.

Net income increased by $16,665,000, or 13.2%, to $142,648,000 in 2008.

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

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Cash flow provided by (used in):
Operating activities	$208,134	$196,242	$184,562
Investing activities	(82,993)	(90,962)	(92,005)
Financing activities	(79,796)	(137,060)	(43,304)
Effect of exchange rates on cash balances	10,439	(19,528)	3,768

Net increase (decrease) in cash and cash equivalents	$55,784	$(51,308)	$53,021

Operating Activities

Net cash provided by operating activities increased by $11,892,000, or 6.1%, to $208,134,000 in 2009. The increase in net cash provided by operating activities was primarily due to net income being materially consistent with the prior year, while including higher amortization and depreciation expense of $7,593,000, an increase in stock compensation of $1,836,000, a higher provision for doubtful accounts and sales credits of $2,323,000 and an increase in working capital of $7,594,000 mainly due to improved collections of receivables and the timing of payables in 2009 as compared with 2008. This is partially offset by an increase in utilization of deferred tax balances $7,147,000.

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

Investing Activities

Capital expenditures decreased by $2,680,000, or 5.9%, to $42,829,000 in 2009 mainly due to timing of maintenance related capital expenditures at our Managed Solutions business in 2008 and 2009 partially offset by continued investment in expanding and optimizing our underlying infrastructure and delivery platforms.

Capital expenditures increased by $8,700,000, or 23.6%, to $45,509,000 in 2008 mainly due to infrastructure investments related to the expansion of our East Coast data center and expenditures associated with the Managed Solutions business. This increase was partially offset by lower capital expenditures at our Pricing and Reference Data business.

In 2010, we expect capital expenditures to be in the range of $49,000,000 to $51,000,000, which will be mainly focused on new product development initiatives, expanding and optimizing our underlying infrastructure and delivery platforms, and increased maintenance capital expenditures.

In 2009, we purchased municipal bonds of $257,390,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $233,957,000 of municipal bonds, which matured during 2009.

In 2008, we purchased municipal bonds of $172,068,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $170,281,000 of municipal bonds, which matured during 2008.

In 2007, we purchased municipal bonds of $194,524,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $163,801,000 of municipal bonds, which matured during 2007.

We engage third-party investment advisers to advise us in connection with our investments.

On December 1, 2009, the Company acquired the data and tools assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash.

On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining minority stockholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009.

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

Financing Activities

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

In 2009, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2009 (1)	March 2, 2009	Regular (cash)	$0.20	$18,746,000
June 29, 2009	June 8, 2009	Regular (cash)	$0.20	$18,807,000
September 29, 2009	September 8, 2009	Regular (cash)	$0.20	$18,798,000
December 30, 2009	December 8, 2009	Regular (cash)	$0.20	$18,860,000

				$75,211,000

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

In 2008, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
January 24, 2008 (1)	January 4, 2008	Special, Cash	$0.50	$47,184,000
March 31, 2008 (2)	March 3, 2008	Regular, Cash	$0.15	$14,141,000
June 27, 2008	June 6, 2008	Regular, Cash	$0.15	$14,100,000
September 26, 2008	September 5, 2008	Regular, Cash	$0.15	$14,117,000
December 10, 2008	November 12, 2008	Regular, Cash	$0.15	$14,054,000

				$103,596,000

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

In 2007, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 30, 2007	March 1, 2007	Regular, Cash	$0.125	$11,706,000
June 27, 2007	June 7, 2007	Regular, Cash	$0.125	$11,793,000
September 26, 2007	September 6, 2007	Regular, Cash	$0.125	$11,787,000
December 20, 2007	December 6, 2007	Regular, Cash	$0.125	$11,786,000

				$47,072,000

The actual declaration of any future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

In 2009, we utilized $30,670,000 to repurchase 1,280,700 outstanding shares of common stock under our publicly announced stock buyback program. Also in 2009, we received $23,379,000 from the exercise of options to purchase 1,695,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 235,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

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

Income Taxes

Our effective income tax rate after discrete items was 32.5%, 34.3%, and 31.8%, in 2009, 2008, and 2007 respectively. The difference between the effective tax rate and the statutory federal rate of 35% for these years is due primarily to state and local taxes, an increase in income generated in lower tax jurisdictions, a reduction in stock-based compensation expense recorded for incentive stock options under ASC 718, offset by an decrease in Foreign Tax Credits, a decrease in tax exempt income, a decrease in the Domestic Production Activities Deduction, and a reduction in Federal Research and Development Credits.

The decrease in the annual effective tax rate of 1.8% in 2009 in relation to the prior year effective rate is primarily attributable to an increase in discrete tax benefits realized in 2009 as compared to 2008. In 2009, we recorded net discrete tax benefits of $4,977,000 equivalent to 2.4% of our annual rate. The net discrete tax benefits in 2009 were attributable to (i) the release of tax reserves of $2,987,000 resulting from the favorable settlement of our 2005-2007 UK tax audit (ii) the release of tax reserves and interest of $1,705,000 resulting from the settlement of state income tax audits in various tax jurisdictions, (iii) a release of tax reserves and interest resulting from expiration of statute of limitations, offset by (iv) an expense resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in the US and foreign jurisdictions, (v) an interest expense charge on tax reserves for unrecognized tax benefits and (vi) an expense related to deferred tax resulting from a German tax rate increase and an overall state rate increase.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We adopted the provisions of FIN 48, as codified in FASB ASC Topic 740, “Income Taxes” (“ASC 740”), on January 1, 2007. Other than the favorable settlements related to various foreign and state tax audits and the expiration of various statutes of limitations, there were no other material changes to our unrecognized tax benefits in 2009. As of December 31, 2009, we had approximately $9,695,000 of net unrecognized tax benefits, which would affect our effective tax rate if recognized. In 2009, we released $2,690,000, in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and a $695,000 increase related to foreign exchange on reserves for prior years. Additionally, we released $1,181,000 related to settlements of various state audits and $2,926,000 related to a UK income tax audit. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company. As of December 31, 2009, we have gross unrecognized tax benefits totaling $10,986,000 including $941,000 of accrued interest, recorded as non-current taxes payable on the balance sheet.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, we had a balance of $1,876,000 in accrued interest related to unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal, 2003 through 2008 for significant states, and 2005 through 2008 for foreign tax authorities.

The following table summarizes our 2009 activity for Unrecognized Tax Benefits, pursuant to the provisions of FIN 48, now codified under ASC 740:

	2009	2008
Balance at January 1,	$18,801	$18,708
Additions based on tax positions related to the current year	1,533	2,830
Additions based on tax positions related to prior years	833	475
Expiration of statute of limitations	(2,690)	(474)
Reductions for tax positions of prior years	(4,107)	(1,670)
Settlements	(2,458)	(1,068)

Balance at December 31,	$11,912	$18,801

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

Prior to entering into any service arrangement with Pearson, the Company assesses whether it would be more advantageous to obtain such services from a third party. The Independent Committee of the Company’s Board of Directors, which currently consists of four directors, none of whom are employees of Pearson or the Company, approve the related party services on the Company’s behalf. The agreements governing the related party services are amended from time to time by mutual agreement to address changes in the terms or services provided to or on the Company’s behalf. The Independent Committee approves any material modifications. From time to time, the Company assesses various ongoing relationships between the Company and Pearson to determine whether it would be more advantageous to secure any such services outside of Pearson.

There was no material effect on the Company’s financial condition or results of operations as a result of entering into these arrangements. If the services provided to the Company and its affiliates by Pearson or its affiliates were to be terminated, the Company would be required to seek equivalent services in the open market at potentially higher costs.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s consolidated balance sheet. For the years ended December 31, 2009, 2008 and 2007, the Company recorded revenue of $ 854,000, $900,000 and $772,000, respectively, for services provided to Pearson. For the years ended December 31, 2009, 2008 and 2007, the Company recorded expense of $3,921,000, $4,229,000 and $4,682,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2009 and 2008 was $1,999,000 and $47,000, respectively, and is included in payables to affiliates.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, goodwill and intangible assets, accrued liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation

On January 1, 2006, we implemented the provisions of SFAS 123(R) and related interpretations, as codified in ASC 718. ASC 718 requires that all share-based payments to employees, including grants of stock options be recognized in the financial statements based on their fair value. We selected the modified prospective transition method for implementing ASC 718 and began recognizing compensation expenses for stock-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006. Under this transition method, prior periods were not restated. Stock-based compensation expenses for awards granted on or after January 1, 2006, are based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of our stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff’s interpretation of ASC 718 which provides the Staff’s views regarding interactions between ASC 718 and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have incorporated the provisions of SAB 107 in our adoption of ASC 718.

We estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, weighted average expected stock price volatility, risk-free interest rate and weighted average expected term of the options. Under ASC 718, the expected volatility assumption used in the Black-Scholes option-pricing model is based exclusively on historical volatility of our common stock and the expected term assumption was established based upon an analysis of historical option exercise behavior and post-vest termination data. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on US Treasury zero-coupon issues with a remaining term equal to the expected term assumption. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of

Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors.

Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition,” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers. We also evaluate our revenue recognition in accordance with Emerging Issues Task Force No. (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus net as an Agent”, as codified in FASB ASC Subtopic 605-45, “Revenue Recognition- Principal Agent Considerations” (“ASC 605-45”).

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

Based upon our 2009 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008, as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to discussion in Note 15, “Fair Value Measurements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the fair value of our financial instruments.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. The income tax expense includes an estimate of the current tax expense as well as a deferred tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We currently provide U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated unremitted foreign earnings. The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries held for reinvestment is approximately $177,000,000 at December 31, 2009. In the event that all undistributed foreign earnings were remitted to the United States, the amount of incremental tax could be in the range of approximately $34,000,000 to $37,000,000. These estimates were based on the assumption that retained earnings at these foreign locations are materially equivalent to the outside basis differences at those locations. We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in SFAS No. 109 “Accounting for Income Taxes,” now codified in ASC 740. Based upon historical income and projections of future taxable income, we believe that the recorded deferred tax assets will be realized.

Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers.

Future contractual commitments and obligations, as of December 31, 2009, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$176,441	$19,987	$36,581	$29,238	$90,635
Purchase Obligations	22,589	22,589	—	—	—

Total	$199,030	$42,576	$36,581	$29,238	$90,635

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2010. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Rental expense was $22,620,000, $22,165,000 and $19,205,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On October 5, 2009, we entered into a new property lease agreement for office space in Boston, Massachusetts, US. The initial lease term is from March 2010 to March 2021, with an option to extend for another five year term at a rental value determined to be the fair market rental value at the time of the extension. The total minimum lease obligation, payable over the initial lease term, will be approximately $7,420,000, none of which is payable until beginning in April 2011. This new property lease will replace our current Boston office space lease, which expires in March 2010. The Company follows the guidance in SFAS No. 13 “Accounting for Leases” and SFAS No. 29 “Determining Contingent Rentals”, both codified in ASC 840, in accounting for this lease.

In addition to the amounts shown in the table above, $11,912,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with ASC 740 (FIN 48), as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1,876,000 for potential interest and penalties at December 31, 2009.

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

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as codified in ASC 820. ASC 820 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, ASC 820 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157, now codified in ASC 820, was effective for the company in 2008. The adoption of this standard, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB released FSP SFAS 157-4, now codified in ASC 820, FSP SFAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), and FSP SFAS 115-2 and SFAS 124-2, as codified in FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”). The SEC also released SAB No. 111 (“SAB 111”). These releases are discussed below, which are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”), now codified in ASC 825. This issuance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, now codified in ASC 825, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This issuance also amended APB Opinion No. 28, now codified in ASC 270, to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1, now codified in ASC 825, was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”), now codified in ASC 320. These issuances amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These issuances do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320, were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111, which amends and replaces SAB Topic 5-M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5-M to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporarily impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, now codified in ASC 810-10, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the equity section of the consolidated balance sheets and in the consolidated statements of stockholders’ equity and comprehensive income.

In January 2010, the FASB issued ASU 2010-02, Consolidation ASC 810: “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification.” This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in ASC 810-10). For those entities that have already adopted SFAS 160 (ASC 810), the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), as codified in FASB “Consolidation” (“ASC 810”). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether SFAS 167 will have a material impact on the Company’s financial position, results of operations or cash flows.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), as codified in FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, as codified in FASB ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as codified in ASC 805, and other US generally accepted accounting principles. The adoption of FSP SFAS 142-3, now codified in ASC 350-30, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), as codified in FASB ASC Subtopic 715-20, “Defined Benefit Plans- General” (“ASC 715-20”). ASC 715-20 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. ASC 715-20 is effective for the Company in 2009. The Company does not anticipate that ASC 715-20 will have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FSP SFAS 132(R)-1, FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), now codified in ASC 715-20, effective December 31, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software—Revenue Recognition”. This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The Company is still assessing whether ASU 2009-13 and ASU 2009-14 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Total revenue for the twelve months ended December 31, 2009, 2008 and 2007, and long lived assets as of December 31, 2009, and 2008, respectively by geographic region outside the United States, are as follows:

(In thousands)	2009	2008	2007
Revenue:
United Kingdom	$71,702	$85,715	$74,681
All other European countries	121,980	116,839	110,544
Asia Pacific	31,518	18,401	15,200

Total	$225,200	$220,955	$200,425

Long-lived assets:
United Kingdom	$114,390	$100,467
All other European countries	103,088	104,169
Asia Pacific	36,687	34,746

Total	$254,165	$239,382

We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes.

We currently invest excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities consist of high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Interactive Data Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the valuation and qualifying accounts and the activity therein as of and for the years ended December 31, 2009, 2008 and 2007 in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the valuation and qualifying accounts and the activity therein as of and for the years ended December 31, 2009, 2008 and 2007 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interactive Data Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation and Subsidiaries:

We have audited Interactive Data Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interactive Data Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OFS, which is included in the 2009 consolidated financial statements of Interactive Data Corporation and subsidiaries and constituted $15,261,000 and $13,769,000 of total and net assets, respectively, as of December 31, 2009 and $977,000 and $269,000 of revenues and net income, respectively, for the year then ended, each from the respective date of acquisition through December 31, 2009. Our audit of internal control over financial reporting of Interactive Data Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of OFS.

In our opinion, Interactive Data Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Interactive Data Corporation and subsidiaries and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 26, 2010

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007
REVENUE	$757,218	$750,541	$689,610

COSTS AND EXPENSES:
Cost of services	250,105	241,880	225,137
Selling, general and administrative	237,041	244,248	239,370
Depreciation	31,800	27,044	23,110
Amortization	30,523	27,686	26,373

Total costs and expenses	549,469	540,858	513,990

INCOME FROM OPERATIONS	207,749	209,683	175,620
Interest income	1,819	7,568	9,025

INCOME BEFORE INCOME TAXES	209,568	217,251	184,645
Income tax expense	68,162	74,582	58,662

NET INCOME	$141,406	$142,669	$125,983
Less: Net income attributable to noncontrolling interest	(172)	(21)	—

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$141,234	$142,648	$125,983

EARNINGS PER SHARE—INTERACTIVE DATA CORPORATION:
Basic	$1.50	$1.52	$1.34
Diluted	$1.47	$1.48	$1.30
Cash dividends declared per common share	$0.60	$0.65	$1.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,001	93,984	94,038
Diluted	96,200	96,674	97,060

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Assets:
Cash and cash equivalents	$209,946	$154,162
Marketable securities	96,077	74,616
Accounts receivable, net of allowance for doubtful accounts and sales credits of $8,449 and $6,309 at December 31, 2009 and 2008, respectively	108,349	109,052
Prepaid expenses and other current assets	21,810	16,039
Deferred income taxes	6,532	6,511

Total current assets	442,714	360,380
Property and equipment, net	123,245	109,210
Goodwill	570,256	550,282
Intangible assets, net	138,988	157,723
Other assets	5,968	4,930

Total Assets	$1,281,171	$1,182,525

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$20,957	$17,011
Accrued liabilities	76,195	85,088
Payables to affiliates	1,999	47
Income taxes payable	4,500	6,532
Deferred revenue	34,586	34,106
Dividends payable	—	18,705

Total current liabilities	138,237	161,489
Income taxes payable	10,986	11,158
Deferred tax liabilities	33,871	39,057
Other liabilities	15,971	10,418

Total Liabilities	199,065	222,122

Commitments and contingencies (Note 9)

Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 104,666,781 issued and 94,181,518 outstanding at December 31, 2009 and 102,736,504 issued and 93,531,941 outstanding at December 31, 2008	1,046	1,027
Additional paid-in-capital	1,019,133	976,651
Treasury stock, at cost, 10,485,263 and 9,204,563 shares, at December 31, 2009 and 2008, respectively	(221,246)	(190,000)
Accumulated earnings	279,096	194,733
Accumulated other comprehensive income (loss)	4,077	(22,604)

Total Interactive Data Corporation stockholders’ equity	1,082,106	959,807
Noncontrolling interest	—	596

Total Equity	1,082,106	960,403

Total Liabilities and Equity	$1,281,171	$1,182,525

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$141,406	$142,669	$125,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,323	54,730	49,483
Amortization of discounts and premiums on marketable securities, net	1,948	648	590
Deferred income taxes	(6,292)	855	(8,869)
Excess tax benefits from stock-based compensation	(2,768)	(2,020)	(4,171)
Stock-based compensation	16,180	14,344	13,364
Provision for doubtful accounts and sales credits	1,813	(510)	(74)
Loss on dispositions of fixed assets	729	325	2,332
Changes in operating assets and liabilities, net:
Accounts receivable	2,233	(1,839)	(8,626)
Prepaid expenses and other assets	(1,969)	(332)	(7,651)
Accounts and taxes payable and payable to affiliates, net	6,887	(9,993)	16,315
Accrued expenses and other liabilities	(13,210)	(2,602)	4,815
Deferred revenue	(1,146)	(33)	1,071

NET CASH PROVIDED BY OPERATING ACTIVITIES:	208,134	196,242	184,562

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(42,829)	(45,509)	(36,809)
Business acquisitions, net of acquired cash	(16,731)	(43,666)	(24,473)
Purchase of marketable securities	(257,390)	(172,068)	(194,524)
Proceeds from maturities of marketable securities	233,957	170,281	163,801

NET CASH USED IN INVESTING ACTIVITIES:	(82,993)	(90,962)	(92,005)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	23,379	17,010	31,413
Purchase of treasury stock	(30,670)	(52,494)	(31,816)
Common stock cash dividends paid	(75,273)	(103,596)	(47,072)
Excess tax benefits from stock-based compensation	2,768	2,020	4,171

NET CASH USED IN FINANCING ACTIVITIES	(79,796)	(137,060)	(43,304)

Effect of change in exchange rates on cash and cash equivalents	10,439	(19,528)	3,768

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,784	(51,308)	53,021
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	154,162	205,470	152,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,946	$154,162	$205,470

Supplemental disclosure of cash flow information:
Cash paid for taxes	$(73,657)	$(75,051)	$(50,322)
Cash received for interest	$3,634	$8,181	$9,529
Non-cash financing activity:
Dividends declared and unpaid in dividends payable	$—	$18,705	$61,331

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock				Treasury Stock Cost	Accumu- lated Earnings	Accumulated Other Compre- hensive Income (Loss)	NonControlling Interest	Total Equity	Compre- hensive Income
(in thousands)	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock Number of Shares
Balance, December 31, 2006	99,383	993	$887,071	6,052	$(105,690)	$96,230	$32,981		$911,585	$—
Exercise of stock options and issuance of deferred and restricted stock units	2,004	20	28,082	—	—	—	—	$—	28,102	—
Issuance of stock in connection with employee stock purchase plan	186	2	3,309	—	—	—	—	—	3,311	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	9,224	—	—	—	—	—	9,224	—
Purchase of treasury stock	—	—	—	1,177	(31,816)	—	—	—	(31,816)	—
Stock-based compensation (Note 7)	—	—	13,364	—	—	—	—	—	13,364	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	12,174	—	12,174	12,174
Common stock dividends awarded to holders of restricted stock units	—	—	215	—	—	(215)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders (Note 8)	—	—	—	—	—	(108,403)	—	—	(108,403)	—
Net income	—	—	—	—	—	125,983	—	—	125,983	125,983

Balance, December 31, 2007	101,573	$1,015	$941,265	7,229	$(137,506)	$113,595	$45,155	—	$963,524	$138,157

Exercise of stock options and issuance of deferred and restricted stock units	980	10	12,793	—	—	—	—	—	12,803	—
Issuance of stock in connection with employee stock purchase plan	184	2	4,205	—	—	—	—	—	4,207	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	3,510	—	—	—	—	—	3,510	—
Purchase of treasury stock	—	—	—	1,976	(52,494)	—	—	—	(52,494)	—
Stock-based compensation (Note 7)	—	—	14,344	—	—	—	—	—	14,344	—
Other comprehensive loss (Note 14)	—	—	—	—	—	—	(67,759)	—	(67,759)	(67,759)
Common stock dividends awarded to holders of restricted stock units	—	—	534	—	—	(534)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders (Note 8)	—	—	—	—	—	(60,976)	—	—	(60,976)	—
Noncontrolling interest in NDF common stock	—	—	—	—	—	—	—	575	575	—
Net income	—	—	—	—	—	142,648	—	21	142,669	142,669

Balance, December 31, 2008	102,737	$1,027	$976,651	9,205	$(190,000)	$194,733	$(22,604)	$596	$960,403	$74,910

Exercise of stock options and issuance of deferred and restricted stock units	1,695	17	18,787	—	—	—	—		18,804	—
Issuance of stock in connection with employee stock purchase plan	235	2	4,573	—	—	—	—	—	4,575	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	5,187	—	—	—	—	—	5,187	—
Purchase of treasury stock	—	—	—	1,280	(31,246)	—	—	—	(31,246)	—
Stock-based compensation (Note 7)	—	—	16,180	—	—	—	—	—	16,180	—
Purchase accounting allocation adjustment to noncontrolling interest in NDF	—	—	—	—	—	—	—	(245)	(245)	—
Purchase of NDF common shares from noncontrolling interest	—	—	(2,651)	—	—	—	—	(461)	(3,112)	—
Other comprehensive income (Note 14)	—	—	—	—	—	—	26,681	—	26,681	26,681
Common stock dividends awarded to holders of restricted stock units	—	—	406	—	—	(406)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders (Note 8)	—	—	—	—	—	(56,465)	—	—	(56,465)	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—	—	—	(62)	(62)	—
Net income	—	—	—	—	—	141,234	—	172	141,406	141,406

Balance, December 31, 2009	104,667	$1,046	$1,019,133	10,485	$(221,246)	$279,096	$4,077	$—	$1,082,106	$168,087

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation (the “Company”) is a trusted leader in financial information. We provide financial market data, analytics and related solutions to thousands of financial institutions and active traders, as well as hundreds of software and service providers. Our customers use our offerings to support their portfolio management and valuation, research and analysis, trading, wealth management, sales and marketing, and client service activities.

The Institutional Services segment of the Company’s business primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded funds (ETF) sponsors, hedge funds, insurance companies, money management firms, financial information providers, information media companies, third-party redistributors and outsourcing organizations. The Institutional Services segment is composed of three businesses: Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services and Interactive Data Fixed Income Analytics.

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

On February 29, 2000, Data Broadcasting Corporation completed a merger (“the Merger”) with Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data, Inc.), a wholly owned subsidiary of Pearson Longman, Inc. (“Pearson Longman”). Pearson Longman, through a series of other entities, is wholly owned by Pearson plc (“Pearson”). Upon completion of the Merger, the Company issued 56,424,000 shares of its common stock to Pearson Longman that resulted in the ownership by Pearson Longman of approximately 60% of the Company as of the effective date of the merger. On January 6, 2006, Pearson acquired an additional 1,131,000 shares of the Company common stock from one of our former directors bringing the total held by Pearson to 57,555,000 or approximately 61% of the Company’s issued and outstanding shares of common stock as of December 31, 2009. Interactive Data Corporation prior to the Merger is referred to herein as Interactive Data Pricing and Reference Data, which continues to be the Company’s major institutional services business. The Merger was accounted for as a reverse merger. The shares of the Company held by Pearson Longman were subsequently transferred to Pearson DBC Holdings, Inc., another wholly owned subsidiary of Pearson Longman.

On January 15, 2010 the Company’s Board of Directors announced it is currently conducting a preliminary review of strategic alternatives for the Company. There can be no assurance on the potential outcome or timing of this review process.

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

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in FASB ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account and in the aggregate, was not material to any of the prior year’s financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended March 31, 2009	Year Ended			Total
		December 31, 2008	December 31, 2007	December 31, 2006
Decrease in Revenue	$191	$1,694	$200	$209	$2,294
Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

Reclassifications:

Certain prior year amounts in the Consolidated Balance Sheets and Stockholders’ Equity and Comprehensive Income have been reclassified to conform to the current year’s presentation with the adoption of SFAS 160, as codified in ASC 810-10. These reclassifications had no effect on the Company’s previously reported consolidated operating income, net income or stockholders’ equity.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interest.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations- cash equivalent (1)	$13,365	$—	$—	$13,365
Money Market Funds- cash equivalent	21,699	—	—	21,699
Cash (2)	174,882	—	—	174,882

Total	$209,946	$—	$—	$209,946

Cash and cash equivalents by security type at December 31, 2008 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations- cash equivalent (1)	$17,816	$—	$(3)	$17,813
Money Market Funds- cash equivalent	36,201	—	—	36,201
Cash (2)	100,148	—	—	100,148

Total	$154,165	$—	$(3)	$154,162

(1)	Consist of available-for-sale securities with original and remaining maturities of less than three months that are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
(2)	Consists of cash deposits at various major banks.

Marketable Securities

The Company follows SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as codified in FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”), in accounting for our marketable securities. The Company invests in high-grade municipal obligations. Certain municipal obligations have long-term underlying maturities, however, they are scheduled to be pre-refunded in the short-term with funds secured in escrow accounts or are variable rate demand notes, which allow the Company to put the note to a remarketing agent in the short-term. Investments consist of municipal obligations with original maturities of greater than 90 days and maturities, scheduled pre-refund dates or put option dates occurring within one year of the balance sheet date. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Marketable securities by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$96,057	$28	$(8)	$96,077

Marketable securities by security type at December 31, 2008 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$74,570	$56	$(10)	$74,616

There were no significant sales of our marketable securities for the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008, as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to the discussion in Note 15, “Fair Value Measurements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the fair value of the Company’s financial instruments.

The carrying amount of cash and cash equivalents, trade receivables, trade payables and accrued expenses approximate their fair value because of the short maturity of these investments.

Revenue Recognition

Revenue recognition is governed by Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. For customer service contracts that include a fixed subscription fee for the right to access data over a specified contractual period, revenue is recognized on a straight line basis over the contract term. For customer contracts that include variable fees based on usage, revenue is recognized in the month that the data is delivered to customers. The Company also evaluates its revenue recognition in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as Principal versus net as an Agent” as codified in ASC 605-45.

Deferred revenue represents contractual billings in excess of revenue recognized. The Company records revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2009, management believes that the Company had no significant concentrations of credit risk. The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current tax expense as well as deferred tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated unremitted foreign earnings. The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries held for reinvestment is approximately $177,000,000 at December 31, 2009. In the event that all undistributed foreign earnings were remitted to the United States, the amount of incremental tax could be in the range of approximately $34,000,000 to $37,000,000. These estimates were based on the assumption that retained earnings at these foreign locations are materially equivalent to the outside basis differences at those locations.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. The Company recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in SFAS No. 109 “Accounting for Income Taxes,” now codified in ASC 740. Based upon historical income and projections of future taxable income, the Company believes that the recorded deferred tax assets will be realized.

Goodwill

Goodwill is recorded in connection with business acquisitions and represents the excess of the purchase price over the fair value of identifiable net assets at the acquisition date. The Company determines its reporting units based upon the criteria in FASB Statement No. 142, “Goodwill and Other Intangibles Assets”, as codified in ASC 350. The Company performs impairment tests of goodwill assigned to various reporting units on an annual basis or whenever events or circumstances indicate an impairment may exist. Each impairment test is based upon a comparison of the fair value of the reporting unit to the book value of the related assets. If impairment is indicated due to the net book value being in excess of the fair value of the reporting unit, the goodwill is written down to its implied fair value.

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

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use and are capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” as codified in ASC 350. These costs relate to software used in support of the Company’s back office operations and software by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which typically ranges from three to five years.

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

Translation of Foreign Currencies

The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into US dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations as selling, general and administrative expense. The net effect of these transaction adjustments to net income were approximately ($1,660,000) and $5,100,000, respectively, for the years ending in 2009 and 2008.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. The Company recorded $4,757,000, $5,464,000 and $5,798,000 in research and development costs during the years ended December 31, 2009, 2008 and 2007, respectively, primarily related to the development of new services. Research and development costs are included in selling, general and administrative expense in the accompanying statements of operations.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing and trade shows. All advertising expenses are charged to income during the period incurred and totaled $6,255,000, $7,986,000 and $7,447,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company follows SFAS 123(R), as codified in ASC 718. SFAS 123(R) requires that all stock-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair values. Refer to Note 7, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Earnings per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”, as codified in FASB ASC Topic 260 “Earnings per Share” (“EPS”) (“ASC 260”), and applies the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid-in-capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

Stock options representing the right to acquire 3,874,000, 2,298,642 and 1,512,400 shares of common stock during the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Additionally, zero restricted stock units, 6,000 restricted stock units and zero deferred and restricted stock units were outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, and were also excluded from the calculation of diluted net income per share as they were antidilutive. Although these share based awards were antidilutive in fiscal 2009, 2008 and 2007, they may be dilutive in future quarters’ calculations.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	During the Year Ended December 31,
	2009	2008	2007
Numerator:
Net income attributable to Interactive Data Corporation	$141,234	$142,648	$125,983

Denominator:
Weighted average shares used to compute basic EPS	94,001	93,984	94,038
Effect of dilutive securities:
Stock options	1,885	2,432	2,823
Deferred and restricted stock units	314	258	199

Weighted average shares used to compute diluted EPS	96,200	96,674	97,060

Basic EPS	$1.50	$1.52	$1.34
Diluted EPS	$1.47	$1.48	$1.30

2. New Accounting Pronouncements

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

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as codified in ASC 820. ASC 820 establishes a framework for how companies should measure the fair value of assets and liabilities and expands disclosure about fair value measurements. Additionally, ASC 820 formally defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. SFAS 157, now codified in ASC 820, was effective for the company in 2008. The adoption of this standard, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB released FSP SFAS 157-4, now codified in ASC 820, FSP SFAS 107-1 and APB 28-1, now codified in ASC 825, and FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. The SEC also released SAB No. 111 (“SAB 111”). These releases are discussed below, which are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”), now codified in ASC 825. These issuances amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, now codified in ASC 825, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. These issuances also amend APB Opinion No. 28, now codified in FASB ASC Topic 270, “Interim Reporting” (“ASC 270”), to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1, now codified in ASC 825, were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”), now codified in ASC 320. These issuances amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These issuances do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320, were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the SEC released SAB 111 which amends and replaces SAB Topic 5-M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and supplements FSP SFAS 115-2 and SFAS 124-2, now codified in ASC 320. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5-M to exclude debt securities from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The Company currently does not have any financial assets that are other-than-temporarily impaired. SAB 111 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting and Reporting of Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10. ASC 810-10 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company adopted SFAS 160, now codified in ASC 810-10, effective January 1, 2009. Accordingly, the minority interest related to NDF that was recorded in the mezzanine section of the balance sheet as of December 31, 2008 has been reclassified to Noncontrolling Interests in the equity section of the consolidated balance sheets and in the consolidated statements of stockholders equity and comprehensive income.

In January 2010, the FASB issued ASU 2010-02, Consolidation ASC 810: “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification.” This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in ASC 810-10). For those entities that have already adopted SFAS 160 (ASC 810), the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), as codified in ASC 805. ASC 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), as codified in FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, as codified in FASB ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as codified in ASC 805, and other US generally accepted accounting principles. The adoption of FSP SFAS 142-3, now codified in ASC 350-30, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), as codified in FASB ASC Subtopic 715-20, “Defined Benefit Plans- General” (“ASC 715-20”). ASC 715-20 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. ASC 715-20 is effective for the Company in 2009. The Company does not anticipate that ASC 715-20 will have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FSP SFAS 132(R)-1, FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), as codified in ASC 715-20, effective December 31, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software—Revenue Recognition”. This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The Company is still assessing whether ASU 2009-13 and ASU 2009-14 will have a material impact on the Company’s financial position, results of operations or cash flows.

3. Mergers and Acquisitions

Acquisition of OFS

On December 1, 2009, the Company acquired the data and tools assets of Dow Jones & Company, Inc.’s (“Dow Jones”) Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash. The acquisition of the OFS data and tools assets expands the Company’s web-based solutions business in North America. This acquisition also creates opportunities for the Company to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

The acquisition was accounted for as a business combination under SFAS 141(R), as codified in ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from one to eleven years. The weighted average amortization period in total is 10.0 years. The weighted average amortization period by major asset class is: customer list 11.0 years; service contracts 11.0 years and software 1.3 years. In connection with the acquisition, the Company recorded $4,334,000 of goodwill, which has been allocated to our Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to expected synergies, growth opportunities and the assembled workforce of OFS. The Company’s financial statements include the results of operations of OFS data and tools assets subsequent to the acquisition date.

In addition, the Company incurred estimated transaction and acquisition costs of $401,000, consisting of legal and accounting services, which were included in income in the current period. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

The Company has a preexisting relationship with Dow Jones in which the Company provides global real-time and delayed financial market information via our Real-Time Services business and end of day prices and reference data via our Pricing and Reference business. The Company has determined that there was no transaction settlement relating to the preexisting relationship between the Company and Dow Jones on the date of acquisition.

As part of the acquisition, the Company and Dow Jones have also entered into a non-exclusive redistribution agreement to sell certain data to new and existing customers in the OFS market. The Company will host and distribute the data. The Company will account for any revenue generated from this agreement net of redistribution fees it expects to pay to Dow Jones as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”, as codified in ASC 605-45.

As part of the plans to migrate the OFS customers into the Company’s technical infrastructure, the Company and Dow Jones have also entered into a transition services agreement for hosting and other related services for up to eighteen months. The total cost over the life of this agreement to the Company is expected to be approximately $3,300,000 and will be charged to income as the services are performed and related expenses are incurred.

The final purchase price remains subject to post-closing working capital adjustments that the Company expects to receive from Dow Jones. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

The acquisition was accounted for as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$77
Customer list	5,700
Service Contracts	2,800
Computer Software	1,000
Fixed Assets	90
Goodwill	4,334

$14,001
Liabilities:
Deferred revenue	501

$501

Total Purchase Price	$13,500

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of the outstanding equity of Japan-based NTT DATA Financial, or NDF. On December 19, 2008, the Company acquired an additional 1% to increase the Company’s ownership of the outstanding equity to 80%. In total the Company paid 2,416,000,000 JPY (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 JPY (or $10,369,000 at the currency exchange rate at the date of acquisition). On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining stockholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009 and the total purchase price to 2,718,000,000 JPY (or $29,823,000 at the currency exchange rates on the transaction dates). The additional 400 common shares were recorded as prescribed under SFAS 160, as codified in ASC 810-10, and accounted for as a capital transaction, reducing paid in capital on the consolidated balance sheet. Although the Company’s equity ownership is 90%, the Company’s economic ownership is 100%. The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) from the remaining stockholder (noncontrolling interest) at an expected total purchase price of 302,000,000 JPY (or approximately $3,243,000 at the December 31, 2009 currency exchange rate) prior to December 31, 2010. As a result of this firm commitment, the Company’s financial statements have reflected 100% economic ownership of NDF beginning April 28, 2009. See Note 16, “Noncontrolling Interest,” in these Notes to the Consolidated Financial Statements. The Company has this liability recorded, as prescribed under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), as codified in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the Consolidated Balance Sheet at December 31, 2009. In addition, the Company recorded transaction and acquisition costs of $1,361,000, consisting of legal and accounting services as part of the purchase price. These costs have all been paid. The purchase price allocation is considered final as of December 31, 2009. This acquisition was funded from the operating cash of the Company.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$10,369
Accounts receivable, net	1,191
Prepaid expenses and other current assets	40
Fixed assets	57
Customer list	11,430
Completed software/technology	1,184
Non-compete agreement	63
Deferred tax assets, net	1,909
Other assets	393
Goodwill	20,639

$47,275
Liabilities:
Accounts payable	$2,084
Accrued liabilities	2,641
Deferred revenue	3,394
Income taxes payable	932
Deferred tax liabilities	5,705
Other liabilities	4,097
Accrued acquisition costs	1,361

$20,214

Noncontrolling (minority) interest	$364

Purchase Price Allocation under SFAS 141	$26,697
Cash paid in April 2009 to noncontrolling interest for additional 400 common shares of NDF under ASC 810-10	3,126

Total Purchase Price	$29,823

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company recorded transaction and acquisition costs of $737,000, consisting of legal and accounting services as part of the purchase price. These costs have all been paid. During the second quarter of 2009, the Company made the final post-closing working capital adjustment payment of €75,000 (or $105,000 at the currency exchange rate on the date of payment) bringing the final purchase price to €19,075,000 (or $29,671,000).

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

Acquisition of Xcitek

On May 1, 2007, the Company acquired Xcitek, as well as the market data net assets of its affiliate Xcitax, for $25,123,000. This acquisition was funded from operating cash. In addition, the Company recorded transaction and acquisition costs of $1,840,000, consisting of legal services, accounting services, severance and lease termination costs as part of the purchase price. These costs have all been paid.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Accounts receivable, net	$1,861
Prepaid expenses and other current assets	10
Customer list	12,200
Securities database	1,600
Trademark	100
Deferred tax assets, net	754
Other assets	12
Goodwill	12,093

$28,630
Liabilities:
Accounts payable	$19
Accrued liabilities	44
Deferred revenue	1,604
Accrued acquisition costs	1,840

$3,507

Total Purchase Price	$25,123

4. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2009	2008
Computer, office and communication equipment	3-5 years	$150,844	$146,827
Leasehold improvements	Shorter of life of lease or expected useful life	48,939	39,819
Furniture and fixtures	5-10 years	32,236	28,861
Purchased and capitalized software	3-5 years	82,639	67,622

		314,658	283,129
Less accumulated depreciation		(191,413)	(173,919)

		$123,245	$109,210

In 2009 and 2008, the Company capitalized $11,687,000 and $11,507,000, respectively, related to the development of internal use software and recorded related depreciation expense of $6,438,000, $3,882,000 and $2,436,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining book value of the software developed for internal use was $36,414,000 and $31,184,000 as of December 31, 2009 and 2008, respectively.

Total depreciation expense was $31,800,000, $27,044,000 and $23,110,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

5. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	December 31, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,128	$(87,515)	$613	$88,112	$(87,500)	$612
Securities databases	4.0 years	15,418	(12,741)	2,677	15,333	(11,582)	3,751
Computer software	7.7 years	99,383	(76,683)	22,700	96,448	(68,776)	27,672
Customer lists	11.5 years	274,268	(177,513)	96,755	266,621	(155,299)	111,322
Service contracts	21.9 years	20,490	(5,495)	14,995	17,690	(4,786)	12,904
Trademarks	12.4 years	2,600	(1,352)	1,248	2,600	(1,138)	1,462

Total		$500,287	$(361,299)	$138,988	$486,804	$(329,081)	$157,723

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/10	$31,230
For year ending 12/31/11	$24,257
For year ending 12/31/12	$21,493
For year ending 12/31/13	$15,904
For year ending 12/31/14	$10,713
For years thereafter	$35,391

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by reportable segment are as follows (in thousands):

	Institutional Services		Active Trader Services	Total
Balance as of December 31, 2007	$401,234		$153,608	$554,842
Goodwill acquired during the year	35,619	(a)	—	35,619
Purchase accounting adjustments	(207	)(b)	—	(207)
Impact of change in foreign exchange rates	(39,824)		(148)	(39,972	)(c)
Balance as of December 31, 2008	$396,822		$153,460	$550,282
Goodwill acquired during the year	4,439	(d)	—	4,439
Purchase accounting adjustments	2,081	(e)	—	2,081
Impact of change in foreign exchange rates	13,407		47	13,454	(f)

Balance as of December 31, 2009	$416,749		$153,507	$570,256

(a)	Related to our acquisitions of Kler’s and NDF in the third and fourth quarter, respectively, of 2008. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(b)	Consists of a reduction to goodwill pertaining to our second quarter 2007 acquisition of Xcitek and Xcitax, primarily related to adjustments to accrued acquisition costs of $207,000. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(c)	Foreign currency translation adjustments totaling a decrease of $39,972,000 primarily reflecting the strengthening of the US Dollar against the UK Pound and the Euro during the twelve months ended December 31, 2008.
(d)	Related to a $105,000 final working capital payment related to our third quarter 2008 acquisition of Kler’s and $4,334,000 of Goodwill related to our fourth quarter 2009 acquisition of the data and tools assets of OFS. Refer to Note 3, “Mergers and Acquisitions”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(e)	Consists of an addition to goodwill from purchase price allocation adjustments under SFAS No. 141, “Business Combinations” (“SFAS 141”), primarily related to our acquisition of NDF.
(f)	Foreign currency translation adjustments totaling an increase of $13,454,000 primarily reflecting the weakening of the US Dollar against the UK Pound and the Euro during the twelve months ended December 31, 2009.

6. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2009	2008
Bonus	$2,703	$20,451
Employee related costs	27,520	22,865
Sales commissions	4,595	4,906
Professional services	6,600	7,038
Property costs	6,158	3,835
Third party commissions	3,848	4,212
Sales taxes	1,029	1,186
Data and communication charges	17,324	15,210
Payable for commitment to purchase noncontrolling interest (10%) related to NDF acquisition	3,243	—
Other	3,175	5,385

	$76,195	$85,088

7. Stock Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In February 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors can grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was amended in order to provide greater flexibility in structuring performance-based equity awards under the 2000 LTIP in the future by including a more comprehensive list of eligible performance measures. In addition, the May amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP that are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2000 LTIP. The Board may appoint a committee to administer the 2000 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2000 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price). As of the adoption of the 2009 LTIP (described below), no further grants will be made under the 2000 LTIP. However, with respect to restricted stock units that have dividend equivalent rights, which are forfeitable with the underlying award, additional units will still accrue from the 2000 LTIP pool of shares.

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 1,283,257 deferred and restricted stock units have been granted as of December 31, 2009. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are available for distribution, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which have a one-year vesting period. There is acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the year ended December 31, 2009, we issued a total of 203,541 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the year ended December 31, 2009, our employees purchased an aggregate of 234,956 shares at an average share price of $19.47. At December 31, 2009, 719,068 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations, as codified in ASC 718, which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income for the years ended December 31, 2009, 2008 and 2007 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

For the years ended December 31, 2009 and 2008 and 2007, we recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Cost of services	$3,934	$4,015	$4,126
Selling, general and administrative	12,246	10,329	9,238

Stock-based compensation expense before income taxes	$16,180	$14,344	$13,364
Income tax benefit	5,647	5,076	4,669

Stock-based compensation expense after income taxes	$10,533	$9,268	$8,695

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

ASC 718 requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $2,768,000, $2,020,000 and $4,171,000 of excess tax benefits for the years ended December 31, 2009, 2008 and 2007, respectively, have been classified as a financing cash inflow (and corresponding operating cash outflow).

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

The fair value of stock options granted under the 2000 LTIP and 2009 LTIP was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk free interest rate	2.4%–2.6%	1.5%–3.5%	4.2%–4.9%
Weighted average expected term (in years)	5.9	5.7	5.0
Weighted average expected volatility	29.7%	24.2%	23.4%
Expected dividend yield	3.6%	2.2%	1.9%

The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $4.92, $5.58, and $6.60, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Risk free interest rate	0.3%–0.4%	2.0%–2.4%	4.3%–5.1%
Expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	48.4%	33.7%	20.5%
Expected dividend yield	3.6%	2.1%	2.0%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the years ended December 31, 2009, 2008 and 2007 was $5.82, $6.59, and $4.76, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP and 2009 LTIP for the year ended December 31, 2009, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data or as noted)
Outstanding at January 1, 2009	10,264	$19.38
Granted	1,224	23.25
Exercised	(1,493)	(14.20)
Forfeited	(159)	(24.44)
Expired	(64)	(25.93)

Outstanding at December 31, 2009	9,772	$20.53	5.9	$49,214

Vested and unvested expected to vest at December 31, 2009	9,488	$20.43	5.9	$48,826
Exercisable at December 31, 2009	6,839	$18.92	4.9	$45,206

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing common stock price on the last trading day of the fourth quarter of 2009 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $16,004,000, $11,695,000 and $25,326,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and 2001 ESPP during the years ended December 31, 2009, 2008 and 2007 resulted in cash receipts of $23,379,000, $17,010,000 and $31,413,000, respectively. We recognized a tax benefit of $5,187,000, $3,510,000 and $9,224,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP and 2009 LTIP for the year ended December 31, 2009, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2009	540,579	$24.41
Granted	414,847	22.92
Vested	(297,035)	(22.24)
Forfeited	(32,642)	(25.21)

Unvested at December 31, 2009	625,749	$24.41	2.1	$15,831

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at December 31, 2009 related to our non-vested employee stock purchase plan, stock option and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Deferred and Restricted Stock Unit Awards
Unrecognized compensation expense (net of forfeitures)	$371,000	$13,206,000	$8,521,000
Weighted average period remaining (in years)	1.2	2.5	2.1

The total fair value of all share awards vested during the years ended December 31, 2009, 2008 and 2007 was $17,286,000, $13,703,000 and $13,021,000, respectively.

8. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by the stockholders. At December 31, 2009, no preferred shares have been issued.

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. During the twelve months ended December 31, 2009, we repurchased 1,280,700 shares of outstanding common stock under the stock buyback program. As of December 31, 2009, 1,514,737 shares remained available for purchase under the stock buyback program.

In February 2007, we announced that our Board of Directors authorized the initiation of a quarterly cash dividend.

The following table summarizes the dividend activity during the fiscal year 2009:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	June 29, 2009	$18,807
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	September 29, 2009	$18,798
October 1, 2009	$0.20	Regular (cash)	December 8, 2009	December 30, 2009	$18,860

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The following table summarizes the dividend activity during the fiscal year 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 11, 2007 (1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007 (2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008	$14,117
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	December 10, 2008	$14,054

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

All of the above cash dividends have been paid from our existing cash resources.

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

Future contractual commitments and obligations, as of December 31, 2009, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Operating Lease Obligations	$176,441	$19,987	$36,581	$29,238	$90,635
Purchase Obligations	22,589	22,589	—	—	—

Total	$199,030	$42,576	$36,581	$29,238	$90,635

We expect to satisfy our lease and other contractual obligations from our existing cash flow. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2010. We believe we will be able to successfully negotiate key operating leases and/or find alternative locations for our facilities without significant interruption to the business.

Rental expense was $22,620,000, $22,165,000 and $19,205,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On October 5, 2009, we entered into a new property lease agreement for office space in Boston, Massachusetts, US. The initial lease term is from March 2010 to March 2021, with an option to extend for another five year term at a rental value determined to be the fair market rental value at the time of the extension. The total minimum lease obligation, payable over the initial lease term, will be approximately $7,420,000, none of which is payable until beginning in April 2011. This new property lease will replace our current Boston office space lease, which expires in March 2010. The Company will follow the guidance in SFAS No. 13 “Accounting for Leases” and SFAS No. 29 “Determining Contingent Rentals”, both codified in ASC 840, in accounting for this lease.

In addition to the amounts shown in the table above, $11,912,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with ASC 740 (FIN 48), as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1,876,000 for potential interest and penalties at December 31, 2009.

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

10. Income Taxes

The components of income before income taxes are as follows for the years ended December 31:

(In thousands)	2009	2008	2007
Domestic	$158,187	$155,695	$134,598
Foreign	51,381	61,556	50,047

Total	$209,568	$217,251	$184,645

Income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Current:
Federal	$46,824	$47,106	$42,271
State	10,200	12,511	11,650
Foreign	13,035	16,047	14,534

	$70,059	$75,664	$68,455

Deferred:
Federal	1,173	(589)	(6,704)
State	174	(158)	(1,326)
Foreign	(3,244)	(335)	(1,763)

	$(1,897)	$(1,082)	$(9,793)

	$68,162	$74,582	$58,662

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

The components of the Company’s deferred income tax assets / (liabilities) recognized in the financial statements are as follows at December 31 (in thousands):

	2009	2008
Current deferred tax assets:
Accrued expenses	$5,416	$5,874
Accounts receivable allowance	1,719	1,650
Other	1,015	727

Total current deferred assets before valuation allowance	8,150	8,251
Less: current valuation allowance	(1,618)	(1,740)

Total current deferred tax assets	6,532	6,511

Long term deferred tax assets:
Stock based compensation	11,397	7,433
Deferred compensation	2,550	5,035
Non compete agreements	5,303	8,058
Net operating loss carryforwards	1,336	3,864
Sale of MarketWatch	5,389	5,597
Asset impairment	550	731
Other Comprehensive Income	1,729	—
State Tax Reserves	2,735	—

Total long term deferred tax assets before valuation allowance	30,989	30,718
Less: long term valuation allowance	(5 ,657)	(8.278)

Total long term deferred tax assets	25,332	22,440

Long term deferred tax liabilities:
Other intangible assets	(18,190)	(27,355)
Depreciation	(15,781)	(7,107)
Customer lists	(20,551)	(19,734)
Software development costs	(2,603)	(6,730)
Other	—	(571)

Total long term deferred tax liabilities	(57,125)	(61,497)
Net long-term deferred tax liabilities	(31,793)	(39,057)

The Company recorded a long-term deferred tax asset concurrently with the sale of MarketWatch, Inc. to Pearson in 2000, which resulted from deferral of the capital loss for tax purposes. In 2005, MarketWatch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. There is uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,389,000 of deferred tax asset, and as such a full valuation allowance has been established. Should the Company determine that it is able to realize future capital gains for which this capital loss carryforward would be available to offset, an adjustment to this valuation allowance would increase income in the period such determination is made

The Company has a long-term deferred tax asset of $1,336,000 at December 31, 2009 for various net operating loss carryforwards against which a full valuation allowance has been provided since the utilization of the carryforward is dependent upon various foreign and state tax limitations. In 2009, an increase of $51,000 related to foreign exchange was recorded to the deferred tax asset and the related valuation allowance on the German net operating loss and a decrease of $215,000 for changes in state tax rates. Additionally, a decrease of $2,579,000 was recorded to the deferred tax asset and the related valuation allowance due to the acceptable utilization of net operating losses in an income tax settlement of a local jurisdiction for the 2003 – 2006 audit periods. The net operating loss carryforwards were obtained in the acquisition of Data Broadcasting Corporation and are still available pursuant to various statutes of limitations.

Income taxes computed using the federal statutory income tax rates differ from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2009	2008	2007
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.9	3.9	4.0
Foreign income taxed at different statutory rates	(5.3)	(4.1)	(4.7)
Net tax reserves	(0.6)	—	—
Other, net	(0.5)	(0.6)	(3.0)
Stock based compensation pursuant to SFAS 123(R)	0.0	0.1	0.5

Effective tax rate	32.5%	34.3%	31.8%

The Company currently provide U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated unremitted foreign earnings. The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries held for reinvestment is approximately $177,000,000 at December 31, 2009. In the event that all undistributed foreign earnings were remitted to the United States, the amount of incremental tax could be in the range of approximately $34,000,000 to $37,000,000. These estimates were based on the assumption that retained earnings at these foreign locations are materially equivalent to the outside basis differences at those locations.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48, an interpretation of FASB Statement No. 109 (“SFAS 109”) now codified in ASC 740, on January 1, 2007. Other than the favorable settlements related to various foreign and state tax audits and the expiration of various statutes of limitation, there were no other material changes to our unrecognized tax benefits in 2009. As of December 31, 2009, the Company had approximately $9,695,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. In 2009, the Company released $2,690,000 in unrecognized tax benefits for uncertain tax positions for various tax jurisdictions due to lapsing of statute of limitations and a $695,000 reduction related to foreign exchange on reserves for prior years. Additionally, we released $1,181,000 related to settlements of various state audits and $2,926,000 related to a UK income tax audit. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the company. As of December 31, 2009, we have gross unrecognized tax benefits totaling $10,986,000, including $941,000 of accrued interest, recorded as non-current taxes payable on the balance sheet.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, the Company had a balance of $1,876,000 in accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal, 2003 through 2008 for significant states, and 2005 through 2008 for foreign tax authorities.

The following table summarizes our 2009 activity for Unrecognized Tax Benefits, pursuant to the provisions of FIN 48 now codified under ASC 740:

	2009	2008
Balance at January 1,	$18,801	$18,708
Additions based on tax positions related to the current year	1,533	2,830
Additions based on tax positions related to prior years	833	475
Expiration of statute of limitations	(2,690)	(474)
Reductions for tax positions of prior years	(4,107)	(1,670)
Settlements	(2,458)	(1,068)

Balance at December 31,	$11,912	$18,801

11. Retirement Plans

Pearson, Inc. Savings and Investment Plan

The Company’s US employees are eligible to participate in a Pearson subsidiary’s US 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s eligible pay if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Pearson 401(k) Excess Plan. This plan allows those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans are determined as a percentage of covered salary and amounted to $6,345,000, $5,865,000 and $5,767,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2009, 2008 and 2007, the Company contributed $2,000,000, $1,752,000 and $1,765,000, respectively. The related contributions for 2008 and 2007 have been made. The contribution for 2009 is expected to be made by April 2010 and has been accrued in the Company’s 2009 consolidated balance sheet.

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

The Company follows SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and FSP SFAS 132(R)-1, as codified in ASC Topic 715, to account for the Pension Plan.

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

	Year Ended December 31,
(In thousands)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$9,626	$9,739
Service cost	—	—
Interest cost	560	543
Amendments	—	9
Actuarial (gain) loss	897	(266)
Benefits paid	(206)	(399)

Benefit obligation at end of year	$10,877	$9,626

Change in plan assets:
Fair value of plan assets at beginning of year	$6,613	$9,693
Actual return on plan assets	783	(3,086)
Employer contribution	706	405
Benefits paid	(206)	(399)

Fair value of plan assets at end of year	$7,896	$6,613

Reconciliation of funded status:
Benefit obligation at end of year	$10,877	$9,626
Fair value of plan assets at end of year	7,896	6,613

Unfunded status at end of year (liability)	$2,981	$3,013

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year Ended December 31,
(In thousands)	2009	2008
Net prior service cost	$25	$29
Net losses	5,420	5,245

Accumulated other comprehensive loss	$5,445	$5,274

The net periodic benefit cost for the years ended December 31:

	2009	2008	2007
Components of net periodic benefit cost (in thousands):
Service cost	$—	$—	$—
Interest cost	560	544	512
Expected return on plan assets	(465)	(699)	(605)
Amortization of prior service costs	4	2	2
Amortization of net losses	400	67	79

Net periodic benefit cost	$499	$(86)	$(12)

Information for pension plan with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
(In thousands)	2009	2008
Projected benefit obligation	$10,877	$9,626
Accumulated benefit obligation	$10,877	$9,626
Fair value of plan assets	$7,896	$6,613

Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

	2009	2008
Discount rate	5.25%	6.25%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2009	2008
Discount rate	6.25%	6.05%
Expected return on plan assets	7.50%	7.60%

The Company’s expected long-term rate of return on Pension Plan assets is reviewed annually, taking into consideration our asset allocation, historical returns on the types of assets held and the current economic environment.

Plan Assets:

The Company’s overall investment strategy is to achieve a long-term nominal rate of return on assets. The target rate of return for the Pension Plan has been based on an analysis of historical returns supplemented with an economic and structural review for each asset class. Investments will be diversified within asset classes with the intent to minimize the risk of large losses to the Pension Plan. The target allocations for plan assets are 45% equity securities, 40% fixed income securities and 15% for alternative asset classes. Permitted asset classes include US and non-US equity, US and non-US fixed income, cash and cash equivalents, and alternative investments. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include: mutual funds, individual securities, derivatives and long-duration fixed income. The Company employs advisors to assist it in the determination of optimum asset allocation.

The following table provides a summary of the fair values of the Company’s Pension Plan assets as of December 31, 2009.

Refer to Note 15, “Fair Value Measurements”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for discussion of the definition of fair value and an explanation of the fair value hierarchy.

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Equity Mutual Funds:
Emerging markets growth (1)	$91	$—	$—	$91
International equities (2)	815	—	—	815
U.S.—large- cap equities (3)	2,246	—	—	2,246
U.S.—small/mid-cap equities (4)	598	—	—	598

Fixed Income Mutual Funds:
Bond fund (5)	3,033	—	—	3,033

Other Asset Types:
Offshore opportunities—hedge fund (6)	—	—	1,113	1,113

Total Assets	$6,783	$—	$1,113	$7,896

(1)	This category will invest at least 80% of its net assets in equity securities of emerging market issuers. The Fund will invest primarily in common stocks and other equity securities of foreign companies located in emerging market countries. The Fund is diversified as to issuers, market capitalization, industry and country.
(2)	This category will invest at least 80% of its net assets in equity securities. These securities may include common stocks, preferred stocks, warrants, ETFs based on an international equity index whose value is based on an underlying equity security or basket of equity securities. The Fund will invest in securities of issuers of all capitalization ranges that are located in at least three countries other than the U.S. The Fund is diversified as to issuers, market capitalization, industry and country.
(3)	The category seeks to exceed the total return of the S&P 500 Index, with a similar level of volatility, by investing primarily in a portfolio of common stocks included in the S&P 500 Index, as well as other equity investments and derivative instruments whose value is derived from the performance of the S&P 500 Index.

(4)	This category will invest at least 80% of its net assets in equity securities of small- and medium-sized companies. The Fund will invest primarily in common stocks of U.S. companies with market capitalizations in the range of companies in the Russell 2500 Index.
(5)	This category will invest at least 80% of its net assets in fixed income securities and synthetic instruments or derivatives having economic characteristics similar to fixed income securities. The Fund invests in a broad array of high quality fixed income instruments, including U.S. corporate bonds, securities issued or guaranteed by the U.S. Government and its agencies and instrumentalities, asset-backed securities, mortgage-backed securities and collateralized mortgage-backed securities, for the purpose of managing the overall duration of the Fund’s portfolio of fixed income securities. The Fund will not invest in derivative securities for speculative purposes.
(6)	This category is a hedge fund, investing in a diversified array of underlying hedge funds with the objectives of attaining absolute return while mitigating overall client portfolio risk and diversifying client portfolios.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Pension Plan level 3 assets for the year ended December 31, 2009.

Hedge Fund
Balance, beginning of year	$500
Actual return on plan assets	38
Transfers in/out of Level 3	—
Purchases, sales and settlements (net)	575

Balance, end of year	$1,113

There was no change in valuation techniques used in the measurements for these assets during 2009.

It is the Company’s intention to meet the pension obligations as they come due. The expected cash flows from the Pension Plan for the years 2010 through 2019 is as follows:

(In thousands)	Total
Year
2010	$1,092
2011	$1,006
2012	$951
2013	$993
2014	$769
2015 through 2019	$3,632

The expected contribution to the Pension Plan in 2010 is $30,000. All current and future pension contributions are reported in operating cash flows.

Non-US Pension Plans

Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The Company’s pension expense related to this multi-employer plan is dependent in part, on the performance of the underlying pension assets and composition of plan participants. The Plan Administrator is responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets. Due to the risks inherent in these assumptions, required pension contributions may vary significantly year over year. The pension expense incurred by the Company related to these plans for the years ended December 31, 2009, 2008 and 2007 was $9,556,000, $6,272,000 and $5,408,000, respectively. The 2009 pension expense includes an additional pension expense of $3,400,000 resulting from an updated pension valuation related to the multi-employer plan that the Company received in the fourth quarter of 2009.

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

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, the Company recorded revenue of $ 854,000, $900,000 and $772,000, respectively, for services provided to Pearson. For the years ended December 31, 2009, 2008 and 2007, the Company recorded expense of $3,921,000, $4,229,000 and $4,682,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2009 and 2008 was $1,999,000 and $47,000, respectively, and is included in payables to affiliates.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the twelve months ended December 31, 2009, 2008 and 2007.

Reportable segment financial information is as follows (in thousands):

(In thousands)	2009	%	2008	%	2007	%
Revenue (a):
Institutional Services	$673,843	89%	$661,638	88%	$601,247	87%
Active Trader Services	83,375	11%	88,903	12%	88,363	13%

Total	$757,218	100%	$750,541	100%	$689,610	100%

Income (loss) from operations (b):
Institutional Services	$294,749	142%	$286,297	136%	$248,891	142%
Active Trader Services	30,389	15%	28,389	14%	27,819	16%
Corporate and unallocated (c)	(117,389)	(57)%	(105,003)	(50)%	(101,090)	(58)%

Total	$207,749	100%	$209,683	100%	$175,620	100%

Identifiable assets:
Institutional Services	$1,040,282	81%	$940,994	79%
Active Trader Services	187,105	15%	185,591	16%
Corporate and unallocated (d)	53,784	4%	55,940	5%

Total	$1,281,171	100%	$1,182,525	100%

The following table reconciles income (loss) from operations to income before income taxes and noncontrolling interest as of December 31:

(in thousands)	2009	2008	2007
Income from operations (b):	$207,749	$209,683	$175,620
Interest Income	1,819	7,568	9,025

Income before income taxes	$209,568	$217,251	$184,645

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

Reportable segment information for capital additions and depreciation expense for the years ending December 31, are as follows:

(in thousands)	Capital Additions			(in thousands)	Depreciation
	2009	2008	2007		2009	2008	2007
Institutional Services	$25,868	$25,159	$23,313	Institutional Services	$20,248	$17,016	$13,815
Active Trader Services	7,198	7,014	7,056	Active Trader Services	6,358	5,468	4,340
Corporate and unallocated	9,763	13,336	6,440	Corporate and unallocated	5,194	4,560	4,955

Total	$42,829	$45,509	$36,809	Total	$31,800	$27,044	$23,110

The Company’s distribution by major geographic region is as follows for the years ending December 31:

(In thousands)	2009	2008	2007
Revenue:
United States	$532,018	$529,586	$489,185
United Kingdom	71,702	85,715	74,681
All other European countries	121,980	116,839	110,544
Asia Pacific	31,518	18,401	15,200

Total	$757,218	$750,541	$689,610

Long-lived assets:
United States	$584,292	$582,763
United Kingdom	114,390	100,467
All other European countries	103,088	104,169
Asia Pacific	36,687	34,746

Total	$838,457	$822,145

14. Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Interactive Data Corporation was as follows:

	December 31,
(In thousands)	2009	2008
Unrealized gain (loss) on securities, net of tax	$635	$(78)
Foreign currency translation adjustments	6,603	(17,252)
Pension – unamortized losses/prior service costs, net of tax	(3,161)	(5,274)

Total accumulated other comprehensive income (losses)	$4,077	$(22,604)

There was no other comprehensive income (loss) recorded for noncontrolling interests during 2009 and 2008.

The components of comprehensive income were as follows:

	December 31,
(In thousands)	2009	2008	2007
Net Income	$141,406	$142,669	$125,983

Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	713	(1,398)	276
Foreign currency translation adjustments	23,855	(62,907)	12,078
Pension adjustment, net of tax	2,113	(3,454)	(180)

Total other comprehensive income (loss)	26,681	(67,759)	12,174

Comprehensive income	168,087	74,910	138,157
Less: Comprehensive income attributable to noncontrolling interest	(172)	(21)	—

Comprehensive income attributable to Interactive Data Corporation	$167,915	$74,889	$138,157

15. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, as codified in ASC 820. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. As discussed in Note 2 above, effective January 1, 2009, the Company adopted the provisions of FSP SFAS 157-2, as codified in ASC 820, and therefore adopted ASC 820, with respect to both its financial and non-financial assets and liabilities that are required to be measured at fair value within the condensed consolidated financial statements. The adoption of ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of December 31, 2009 and December 31, 2008:

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money Market Funds	$21,699	$—	$—	$21,699
Cash equivalents (1)	—	13,365	—	13,365
Marketable Securities—Available for Sale (2)	—	96,077	—	96,077
Other (3)	6,739	—	—	6,739

Total Assets	$28,438	$109,442	$—	$137,880

	December 31, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$6,739	$—	$—	$6,739

Total Liabilities	$6,739	$—	$—	$6,739

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money Market Funds	$36,201	$—	$—	$36,201
Cash equivalents (1)	—	17,813	—	17,813
Marketable Securities—Available for Sale (2)	—	74,616	—	74,616
Other (3)	4,884	—	—	4,884

Total Assets	$41,085	$92,429	$—	$133,514

	December 31, 2008
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (3)	$4,884	—	—	$4,884

Total Liabilities	$4,884	$—	$—	$4,884

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 1, “Marketable Securities”, in the Notes to the Condensed Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008, approximate their fair value because of the short maturity of those instruments.

16. Noncontrolling Interest

As discussed in Note 11 above, effective January 1, 2009, the Company has adopted the provisions of SFAS 160, as codified in ASC 810-10, which require the Company to change its accounting for noncontrolling interests. Additionally, ASC 810-10 revises the accounting for both increases and decreases in a parent’s controlling ownership interest and requires additional disclosures.

As of April 28, 2009, the Company’s economic ownership interest in NDF is 100%. The portion of income or loss in NDF not attributable to the Company’s economic ownership interests until that point is classified in the Company’s financial statements as noncontrolling interest and is subtracted from net income to arrive at consolidated net income attributable to the Company in the consolidated statement of operations. In addition, as of January 1, 2009, the Company has reclassified noncontrolling interests of NDF from the mezzanine section of its consolidated balance sheet, to a component of consolidated equity. Refer to Note 3, for further discussion surrounding the acquisition of NDF.

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under ASC 810-10 for the twelve months ended as follows:

(In thousands)	2009	2008	2007
Net income attributable to Interactive Data Corporation	$141,234	$142,648	$125,983
Transfers to the noncontrolling interest:
Decrease in Interactive Data Corporation’s paid-in-capital for purchase of 400 NDF common shares (10%)	(2,651)	—	—

Net transfers to noncontrolling interest	(2,651)	—	—

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$138,583	$142,648	$125,983

17. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of December 31, 2009 up through February 26, 2010, the date we issued these financial statements. During this period we did not have any material subsequent events requiring recognition.

Acquisition of 7ticks

On January 15, 2010, the Company acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus a working capital payment of $120,000, for a total payment to date of $30,120,000. Additional purchase consideration includes potential payments of as much as $21,246,000 if the business meets certain revenue benchmarks over the next three years. The acquisition was funded from operating cash.

7ticks is an innovative provider of electronic trading networks and managed services. This business specializes in providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading.

The acquisition will be accounted for as a business combination under SFAS 141(R), as codified in ASC 805. The preliminary purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets will be amortized over periods ranging from three to ten years. The weighted average amortization period in total is 9.1 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years and software/technology 5.0 years. In connection with the acquisition, the Company will record an estimated $24,370,000 of goodwill, which has been allocated to our Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to the expected significant growth opportunities 7ticks will provide the Company, as it seeks to increase penetration in the electronic trading sector, which is one of the Company’s long-term strategic priorities. In addition to marketing the 7ticks services, the Company will use 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated datafeed services. The Company’s financial statements as of December 31, 2009 do not include any results of operations of 7ticks or the opening balance sheet disclosed below.

The sellers are also entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a three year period spanning from February 1, 2010 thru December 31, 2012 based on contribution of net revenue by the 7ticks business to the Company. The table below illustrates the measurement periods, threshold contribution levels and potential Earn-Out payments.

(in thousands) Earn Out Period	Minimum Contribution*	Earn-Out Payment	Maximum Contribution*	Earn-Out Payment
February 1, 2010 – December 31, 2010	$14,200	$1,600	$15,375	$2,000
January 1, 2011 – December 31, 2011	$23,500	2,800	$24,700	4,000
January 1, 2012 – December 31, 2012	$31,800	2,800	$35,200	4,000

Totals		$7,200		$10,000

*	Amounts represent cumulative net revenue totals over the three year Earn-Out period.

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an amount calculated as follows: any amount in excess of the maximum contribution and up to $50,000,000 shall be multiplied by 15%. Under no circumstances shall the Company be liable to make payments in excess of $21,246,000 in the aggregate. The Company currently believes that it is unlikely that the Earn-Out payments will exceed the $10,000,000 as outlined on the table above. The estimated fair value (present value) of the Earn-Out has been valued at $8,500,000 and is reflected in Other Liabilities below.

In addition, the Company incurred estimated transaction and acquisition costs of $120,000, consisting of legal and accounting services, which were included in income in the current period. These costs are included in the consolidated statement of operations in the line item selling, general and administrative as of December 31, 2009.

The final purchase price remains subject to post-closing working capital adjustments and Earn-Out provisions, described above, which will affect the current purchase price consideration total. The purchase price allocation is also considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

The acquisition will be accounted for as follows (in thousands):

Assets:
Cash acquired	$376
Accounts Receivable	758
Prepaid expenses and other current assets	383
Customer list	9,800
Trademark	400
Computer Software/Technology	1,600
Other Assets	2,200
Goodwill	24,370

$39,887
Liabilities:
Accounts Payable, trade	539
Accrued Expenses	279
Deferred revenue	449
Other Liabilities (Fair value of Earn-Out)	8,500

$9,767

Total Purchase Price	$30,120

On February 22, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of Interactive Data common stock, payable on March 31, 2010 to stockholders of record on March 3, 2010. The actual declaration of future dividends, and the establishment of record and payment dates, is subject to final determination of the Board of Directors.

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2009. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2009 (1)
Revenue	$186,034	$184,992	$192,092	$194,100	$757,218
Total costs and expenses	137,702	134,408	133,661	143,698	549,469
Income from operations	48,332	50,584	58,431	50,402	207,749
Interest income	646	514	335	324	1,819
Income tax expense	16,930	17,919	15,636	17,677	68,162
Net income	$32,048	$33,179	$43,130	$33,049	$141,406
Net income attributable to Interactive Data Corporation	$31,941	$33,114	$43,130	$33,049	$141,234

Net income per share—basic	$0.34	$0.35	$0.46	$0.35	$1.50
Net income per share—diluted	$0.33	$0.34	$0.45	$0.34	$1.47
Cash dividend declared per common share	$—	$0.20	$0.20	$0.20	$0.60

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31, 2008 (1)
Revenue	$181,711	$186,149	$188,589	$194,092	$750,541
Total costs and expenses	132,771	136,178	134,908	137,001	540,858
Income from operations	48,940	49,971	53,681	57,091	209,683
Interest income	2,349	1,966	1,893	1,360	7,568
Income tax expense	18,991	18,410	18,859	18,322	74,582
Net income	$32,298	$33,527	$36,715	$40,129	$142,669
Net income attributable to Interactive Data Corporation	$32,298	$33,527	$36,715	$40,108	$142,648

Net income per share—basic	$0.34	$0.36	$0.39	$0.43	$1.52
Net income per share—diluted	$0.33	$0.35	$0.38	$0.42	$1.48
Cash dividend declared per common share	$—	$0.15	$0.30	$0.20	$0.65

(1)	Year to date totals reflect data as reported and is not necessarily a summation of the quarterly data on this schedule.

Interactive Data Corporation and Subsidiaries

For the Years Ended December 31, 2009, 2008, and 2007

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2009	$6,309	$17,019	$279	(A)	$15,158	$8,449
Year Ended December 31, 2008	$6,819	$19,274	$(865	)(A)	$18,919	$6,309
Year Ended December 31, 2007	$6,893	$11,663	$179	(A)	$11,916	$6,819

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustments associated with acquisitions.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation Allowance
Year Ended December 31, 2009	$10,018	$—	$—	$2,743	$7,275
Year Ended December 31, 2008	$12,363	$—	$—	$2,345	$10,018
Year Ended December 31, 2007	$12,177	$529	$—	$343	$12,363

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Management’s evaluation of internal control over financial reporting as of December 31, 2009 excluded evaluations of the internal control over financial reporting of OFS which was acquired in December 2009. OFS’s total and net assets were $15,261,000 and $13,769,000, respectively as of December 31, 2009. OFS revenues and net income were $977,000 and $269,000, respectively for the year ended December 31, 2009. These results have been included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors—Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

The information concerning the Company’s Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Corporate Governance” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors after the Company last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or (c)(3).

The information concerning the Company’s Audit Committee required by this Item is incorporated by reference to the applicable portion of our definitive Proxy Statement appearing under the caption “Audit Committee” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

That portion of our definitive Proxy Statement appearing under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

Equity Compensation Plan Information

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders (1)	10,409,355	$19.27	5,241,829
Equity Compensation Plans not Approved by Securityholders	—	—	—

Total	10,409,355	$19.27	5,241,829	(2)

(1)	Includes our 2000 Long-Term Incentive Plan, as amended, the Data Broadcasting Corporation Stock Option Plan, as amended, our 2001 Employee Stock Purchase Plan, as amended, our UK Savings Related Share Option Plan and our 2009 Long-Term Incentive Plan adopted in May 2009.
(2)

Represents 719,068 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and our UK Savings Related Share Option Plan, as well as zero shares available for future issuance under our 2000 Long-

Term Incentive Plan and 4,522,761 shares available for future issuance under our 2009 Long-Term Incentive Plan. As of the adoption of the 2009 LTIP in May 2009, no further grants will be made under the 2000 LTIP. However, with respect to restricted stock units that have dividend equivalent rights, additional units will still accrue from the 2000 LTIP pool of shares. Under the terms of our 2009 LTIP, the Compensation Committee of our Board of Directors is able to grant stock-based awards representing in the aggregate up to 6,000,000 shares of common stock.

(3)	Includes the number of shares of common stock issuable upon the settlement of outstanding deferred and restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

That portion of our definitive Proxy Statement appearing under the captions “Related Party Transactions” and “Independence” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

That portion of our definitive Proxy Statement appearing under the caption “Principal Accountant Fees and Services” to be filed with the SEC and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

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

(b). Exhibits

The exhibits to this Form 10-K are listed below.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of November 14, 1999, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Exhibit 99.5.1 to registrant’s Current Report on Form 8-K filed on November 22, 1999.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 10, 2000, among Data Broadcasting Corporation, Pearson Longman, Inc., Detective Merger-Sub, Inc. and Interactive Data Corporation. (Appendix B to registrant’s Schedule 14A filed on January 11, 2000.)

2.3	Agreement, dated as of December 27, 2000, among Data Broadcasting Corporation and Pearson Overseas Holdings Limited. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on January 23, 2001.)

2.4	Asset Sale and Purchase Agreement, dated as of December 31, 2001, between Merrill Lynch, Pierce, Fenner & Smith Incorporated and FT Interactive Data Corporation, as amended. (Exhibit 2.4 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) (Confidential treatment granted as to certain portions.)

2.5	Stock and Asset Purchase Agreement, dated as of January 16, 2003, by and among The McGraw-Hill Companies, Inc., Standard & Poor’s Information Services (Australia) Pty Ltd., McGraw-Hill International (UK) Ltd., and McGraw-Hill International Enterprises, Inc. and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on March 14, 2003.) (Confidential treatment granted as to certain portions.)

3.1	Restated Certificate of Incorporation of Interactive Data Corporation. (Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

3.2	Amended and Restated By-laws of Interactive Data Corporation. (Exhibit 3.2 to registrant’s Form 8-K filed on December 19, 2006.)

10.1	Interactive Data Corporation Amended and Restated 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.)**

10.2	Interactive Data Corporation 2009 Long-Term Incentive Plan. (Appendix A to registrant’s definitive proxy statement on Schedule 14A filed on April 9, 2009.)

10.3	Interactive Data Corporation Executive Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.)**

10.4	Form of 2004 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.21 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004.)**

Exhibit Number	Description of Exhibits
10.5	Form of Amended and Restated 2003 and Amended and Restated 2004 Executive Officer Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)**

10.6	Form of 2005 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005).**

10.7	Form of 2005 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed on February 28, 2005.)**

10.8	Form of Amended and Restated 2005 Non-Employee Director Deferred Stock Unit Grant under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.9	Form of 2006 Executive Officer Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)**

10.10	Form of 2006 and 2007 Non-Employee Director Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006.)

10.11	Form of 2007 and 2008 Executive Officer Non-Qualified Option Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.12	Form of 2007 and 2008 Executive Officer Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.)**

10.13	Form of 2007 Non-Employee Director Restricted Stock Unit Grant Certificate under Interactive Data Corporation 2000 Long-Term Incentive Plan. (Exhibit 10.21 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.14	Form of 2008 Non-Employee Director Restricted Stock Unit Award under Interactive Data Corporation 2000 Long-Term Incentive Plan. (as Exhibit 10.17 to registrant’s Form 10-K for the fiscal year ended December 31, 2008).

10.15	Form of 2009 Executive Officer Non-Qualified Option Grant Certificate under the Interactive Data Corporation 2000 Long-Term Incentive Plan. (as Exhibit 10.17 to registrant’s Form 10-K for the fiscal year ended December 31, 2008)**

10.16	Form of 2009 Executive Officer Restricted Stock Unit Award under Interactive Data Corporation’s 2009 Long-Term Incentive Plan.**

10.17	Form of 2009 Executive Officer Non-Qualified Option Grant Certificate under the Interactive Data Corporation’s 2009 Long-Term Incentive Plan.**

10.18	Interactive Data Corporation Compensation Plan for Non-Employee Directors, as amended as of December 11, 2007 (Exhibit 10.19 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.19	Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.20	2001 Amendment to Interactive Data Corporation 2001 Employee Stock Purchase Plan. (Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.21	Rules of the Interactive Data Corporation UK Savings Related Share Option Plan. (Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.22	Management Services Agreement, dated as of November 29, 2001, between Pearson plc and Interactive Data Corporation. (Exhibit 10.11 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit Number	Description of Exhibits
10.23	Amendment No. 1 to Management Services Agreement, dated October 3, 2002. (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.)

10.24	Amendment No. 2 to Management Services Agreement, dated September 16, 2004. (Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.25	Amendment No. 3 to Management Services Agreement dated September 16, 2004. (Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.26	Amendment No. 4 to Management Services Agreement dated September 16, 2004. (Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)**

10.27	Amendment No. 5 to Management Services Agreement effective as of July 1, 2004. (Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)**

10.28	The Pearson Reward Plan. (Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.29	The Pearson 1988 Executive Share Option Scheme. (Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.30	Rules of the Pearson plc 1992 United States Executive Share Option Plan. (Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.31	The Pearson 1998 Executive Share Option Plan. (Exhibit 10.15 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.32	Pearson plc Annual Bonus Share Matching Plan. (Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)**

10.33	[Reserved]

10.34	[Reserved]

10.35	Pearson plc Long-Term Incentive Plan (Exhibit 10.31 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005)**

10.36	[Reserved]

10.37	[Reserved]

10.38	[Reserved]

10.39	[Reserved]

10.40	[Reserved]

10.41	Andrew J. Hajducky Offer Letter (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed June 13, 2006)**

10.42	Andrew J. Hajducky Separation Agreement dated as of September 15, 2009**

10.43	2009 Executive Management Bonus Plan (described in registrant’s Current Report on Form 8-K filed March 3, 2009)**

10.44	Summary of Terms of Compensation for Stuart J. Clark dated as of March 3, 2009 (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed March 3, 2009)**

10.45	Summary of Terms of Compensation for Raymond L. D”Arcy dated as of March 3, 2009 (Exhibit 99.2 to registrant’s Current Report on Form 8-K filed March 3, 2009)**

Exhibit Number	Description of Exhibits
10.46	Mark Hepsworth Particulars of Employment (Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.47	Mark Hepsworth Letter of Appointment (Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.48	Letter Agreement between Interactive Data Corporation and Mark Hepsworth (Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)**

10.49	Second Secondment Extension Contract by and between Interactive Data Corporation and Mark Hepsworth (Exhibit 10.50 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)**

10.50	April 1, 2009 Amendment to Pearson plc Pension Plan

10.51	February 14, 2007 Amendment to Pearson plc Pension Plan

10.52	November 30, 2006 Amendment to Pearson Pension Plan

10.53	Pearson plc Pension Plan (February 8, 2006)

10.54	June 6, 2006 Amendment to Pearson plc Pension Plan

10.55	April 6, 2006 Amendment to Pearson plc Pension Plan

10.56	Pearson Inc. Pension Plan

10.57	Pearson Inc. Supplemental Executive Retirement Plan

10.58	Pearson Inc. Excess Plan

21	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished).

Exhibits followed by a parenthetical reference are previously filed and incorporated by reference from the document described.
**	Indicates Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/s/ RAYMOND L. D’ARCY
Raymond L. D’Arcy Chief Executive Officer

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 26, 2010.

Signature	Title

/S/ RAYMOND L. D’ARCY Raymond L. D’Arcy	Chief Executive Officer and Director

/S/ RONA FAIRHEAD Rona Fairhead	Chairman of the Board

/S/ CHRISTINE SAMPSON Christine Sampson	Chief Financial Officer, Interim

/S/ MYRA R. DRUCKER Myra R. Drucker	Director

/S/ DONALD P. GREENBERG Donald P. Greenberg	Director

/S/ CASPAR J. A. HOBBS Caspar J. A. Hobbs	Director

/S/ PHILIP J. HOFFMAN Philip J. Hoffman	Director

/S/ DONALD C. KILBURN Donald C. Kilburn	Director

/S/ ROBERT C. LAMB, JR. Robert C. Lamb, Jr.	Director

/S/ VICTOR R. SIMONE, JR. Victor R. Simone, Jr.	Director

/S/ LUKE SWANSON Luke Swanson	Director