Form 10-Q
period 2010-03-31
INTERACTIVE DATA CORP/MA/
filed 2010-05-10
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of April 26, 2010 was 95,128,000.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUE	$196,888	$186,034
COSTS AND EXPENSES:
Cost of services	67,683	60,425
Selling, general and administrative	66,547	62,647
Depreciation	9,557	7,117
Amortization	8,643	7,513

Total costs and expenses	152,430	137,702

INCOME FROM OPERATIONS	44,458	48,332
Interest income	303	646

INCOME BEFORE INCOME TAXES	44,761	48,978
Income tax expense	15,236	16,930

NET INCOME	29,525	32,048
Less: Net income attributable to noncontrolling interest	—	(107)

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$29,525	$31,941

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	$0.31	$0.34
Diluted	$0.30	$0.33
Cash dividends declared per common share	$0.20	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,580	93,693
Diluted	97,179	96,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	March 31, 2010	December 31, 2009 (Audited)

ASSETS
Assets:
Cash and cash equivalents	$207,134	$209,946
Marketable securities	92,044	96,077
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,862 and $8,449 at March 31, 2010 and December 31, 2009, respectively	122,372	108,349
Prepaid expenses and other current assets	23,046	21,810
Deferred income taxes	7,981	6,532

Total current assets	452,577	442,714

Property and equipment, net	123,935	123,245
Goodwill	586,631	570,256
Intangible assets, net	138,708	138,988
Other assets	12,392	5,968

Total Assets	$1,314,243	$1,281,171

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$19,059	$20,957
Accrued liabilities	79,306	76,195
Payables to affiliates	2,009	1,999
Income taxes payable	12,414	4,500
Deferred revenue	35,635	34,586

Total current liabilities	148,423	138,237

Income taxes payable	11,245	10,986
Deferred tax liabilities	34,383	33,871
Other liabilities	25,326	15,971

Total Liabilities	219,377	199,065

Commitments and contingencies (Note 7)
Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,938,992 issued and 94,938,992 outstanding at March 31, 2010, and 104,666,781 issued and 94,181,518 outstanding at December 31, 2009	949	1,046
Additional paid-in-capital	909,469	1,019,133
Treasury stock, at cost, zero and 10,485,263 shares, at March 31, 2010 and December 31, 2009 respectively	—	(221,246)
Accumulated earnings	197,259	279,096
Accumulated other comprehensive (loss) income	(12,811)	4,077

Total Interactive Data Corporation stockholders’ equity	1,094,866	1,082,106
Noncontrolling interest	—	—

Total Equity	1,094,866	1,082,106

Total Liabilities and Equity	$1,314,243	$1,281,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2009 (Audited)	104,667	$1,046	$1,019,133	10,485	$(221,246)
Exercise of stock options and issuance of deferred and restricted stock units	654	6	12,480	—	—
Issuance of stock in connection with employee stock purchase plan	103	1	1,981	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	1,222	—	—
Retirement of treasury stock (Note 11)	(10,485)	(104)	(128,865)	(10,485)	221,246
Stock-based compensation (Note 2)	—	—	3,397	—	—
Other comprehensive loss (Note 13)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—
Net income	—	—	—	—	—

Balance, March 31, 2010	94,939	$949	$909,469	$—	$—

	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2009 (Audited)	$279,096	$4,077	$—	$1,082,106	$—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	12,486	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	1,982	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	1,222	—
Retirement of treasury stock (Note 11)	(92,277)	—	—	—	—
Stock-based compensation (Note 2)	—	—	—	3,397	—
Other comprehensive loss (Note 13)	—	(16,888)	—	(16,888)	(16,888)
Common stock dividends awarded to holders of restricted stock units	(121)	—	—	—	—
Common stock cash dividends declared to Interactive data stockholders	(18,944)	—	—	(18,944)	—
Cash dividends declared to noncontrolling interests on NDF common stock	(20)	—	—	(20)	—
Net income	29,525	—	—	29,525	29,525

Balance, March 31, 2010	$197,259	$(12,811)	$—	$1,094,866	$12,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$29,525	$32,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,200	14,630
Amortization of discounts and premiums on marketable securities, net	380	437
Deferred income taxes	(323)	(934)
Excess tax benefits from stock-based compensation	(849)	(134)
Stock-based compensation	3,397	5,877
Provision for doubtful accounts and sales credits	(1,335)	(77)
Loss on dispositions of fixed assets	114	35
Changes in operating assets and liabilities, net	3,125	(15,096)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,234	36,786

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(11,572)	(5,736)
Business acquisitions, net of acquired cash	(30,003)	—
Purchase of marketable securities	(49,041)	(70,183)
Proceeds from maturities of marketable securities	45,999	59,813

NET CASH USED IN INVESTING ACTIVITIES	(44,617)	(16,106)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	14,468	5,672
Common stock cash dividends paid	(18,964)	(18,746)
Excess tax benefits from stock-based compensation	849	134

NET CASH USED IN FINANCING ACTIVITIES	(3,647)	(12,940)

Effect of change in exchange rates on cash and cash equivalents	(6,782)	(2,365)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,812)	5,375
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	209,946	154,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,134	$159,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K filed on March 1, 2010. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

As of March 31, 2010, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 61% of our issued and outstanding shares of common stock.

Our common stock trades on the New York Stock Exchange under the trading symbol “IDC”.

2. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

In February 2000, we adopted our 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). Under the 2000 LTIP, the Compensation Committee of our Board of Directors was able to grant stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. Given the adoption of the 2009 LTIP (described below), no further grants will be made under the 2000 LTIP. However, with respect to restricted stock units that have dividend equivalent rights, which are forfeitable with the underlying award, additional units will still accrue from the 2000 LTIP pool of shares. As originally approved by stockholders, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was amended in order to provide greater flexibility in structuring performance-based equity awards by including a more comprehensive list of eligible performance measures. In addition, the May 2008 amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provided for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2000 LTIP or appoint a committee to administer the 2000 LTIP on its behalf. Our Board designated the Compensation Committee as the administrator of the 2000 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee had the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

In May 2009, we adopted our 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2009 LTIP has substantially the same terms and conditions as the 2000 LTIP except that the number of shares of common stock subject to the 2009 LTIP is fixed. Under the 2009 LTIP, the Compensation Committee can grant stock-based awards representing in the aggregate up to 6,000,000 shares of common stock. The 2009 LTIP provides for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors has the authority to administer the 2009 LTIP. The Board may appoint a committee to administer the 2009 LTIP on its behalf. Our Board has designated the Compensation Committee as the administrator of the 2009 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2009 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2009 LTIP, the Compensation Committee has the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

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

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 1,286,994 deferred and restricted stock units have been granted as of March 31, 2010. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are distributed, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which had a one-year vesting period. There is acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination or change in control. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the three months ended March 31, 2010, we issued a total of 6,890 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the three months ended March 31, 2010, our employees purchased an aggregate of 103,227 shares at an average share price of $19.20. At March 31, 2010, 615,841 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation- Stock Compensation,”(“ASC 718”), which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income for the three months ended March 31, 2010 and 2009 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

For the three months ended March 31, 2010 and 2009, we recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cost of services	$1,000	$996
Selling, general and administrative	2,397	4,881

Stock-based compensation expense before income taxes	$3,397	$5,877
Income tax benefit	1,153	2,032

Stock-based compensation expense after income taxes	$2,244	$3,845

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, our former CEO Stuart J. Clark stepped down as President and Chief Executive Officer effective March 2, 2009. Mr. Clark remained employed by the Company as an advisor and was expected to retire no later than August 1, 2009 or earlier upon agreement. Mr. Clarks’ full retirement

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subsequently occurred on July 20, 2009. In connection with his planned retirement, Mr. Clark was awarded 61,884 restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant would vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark will be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1,348,000 based on the fair value of the Company’s share price on March 2, 2009.

With respect to Mr. Clark’s equity awards that were outstanding as of March 2, 2009, the following award modifications were made: (i) the vesting of his equity awards would accelerate in full as of the Full Retirement Date; and (ii) the post-termination exercise period of his stock options was extended from 90 days to two years from the Full Retirement Date (or the option expiration date, if earlier).

As of March 2, 2009, Mr. Clark had 1,100,000 outstanding stock options, of which 1,013,125 were vested, and 52,588 were unvested restricted stock units. The equity award modifications, as described above, were evaluated by the Company and it was determined that there were two types of modifications under ASC 718: a Type I modification (Probable to Probable), which addressed Mr. Clark’s vested options that would have the post-termination exercise period extended from 90 days, under the original award agreement, to two years from his Full Retirement Date (or if earlier, the option expiration date); and a Type III modification (Improbable to Probable), which addressed Mr. Clark’s unvested awards that would now be vested upon his Full Retirement Date, and that would have otherwise been forfeited under the terms of the original award agreement. The total modification charges, calculated by the Company under the methods prescribed by ASC 718, were $864,000.

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

The estimated fair value of the options granted during 2010 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and is calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend. The actual declaration of future dividends, and the establishment of record and payment dates are subject to final determination by our Board of Directors.

No stock options were granted during the three months ended March 31, 2010 and 2009.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2010	2009
Risk free interest rate	0.2%	0.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	23.8%	57.3%
Expected dividend yield	3.3%	3.7%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended March 31, 2010 and 2009 was $6.00 and $6.47, respectively.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP and 2009 LTIP for the three months ended March 31, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2010	9,772	$20.53
Granted	—	—
Exercised	(645)	(19.38)
Forfeited	(13)	(23.25)
Expired	(5)	(26.79)

Outstanding at March 31, 2010	9,109	$20.61

Vested and unvested expected to vest at March 31, 2010	8,843	$20.50
Exercisable at March 31, 2010	6,442	$19.08

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP and 2009 LTIP for the three months ended March 31, 2010, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)

Unvested Restricted and Deferred Stock Units

Unvested at January 1, 2010	625,749	$24.41

Granted	3,737	31.97

Vested	(6,945)	(24.00)

Forfeited	(1,961)	(23.26)

Unvested at March 31, 2010	620,580	$24.46

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at March 31, 2010 related to our non-vested employee stock purchase plan, stock option and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards

Unrecognized compensation expense (net of forfeitures)	$586,000	$11,411,000	$6,763,000

Weighted average period remaining (in years)	0.8	2.4	1.9

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at March 31, 2010 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations- cash equivalent (1)	$8,850	$—	$—	$8,850

Money Market Funds- cash equivalent	26,461	—	—	26,461

Cash	171,823	—	—	171,823

Total	$207,134	$—	$—	$207,134

Cash and cash equivalents by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations- cash equivalent (1)	$13,365	$—	$—	$13,365

Money Market Funds- cash equivalent	21,699	—	—	21,699

Cash	174,882	—	—	174,882

Total	$209,946	$—	$—	$209,946

(1)	Consist of available-for-sale securities with original and remaining maturities of less than three months that are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Marketable Securities

The Company follows FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”), in accounting for our marketable securities. The Company invests in high-grade municipal obligations. Certain municipal obligations have long-term underlying maturities, however, they are scheduled to be pre-refunded in the short-term with funds secured in escrow accounts or are variable rate demand notes, which allow the Company to put the notes to a remarketing agent in the short-term. Investments consist of municipal obligations with original maturities of greater than 90 days and maturities, scheduled pre-refund dates or put option dates occurring within two years of the balance sheet date. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Marketable securities by security type and scheduled maturity at March 31, 2010 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations (within 1 year)	$92,040	$18	$(14)	$92,044
Municipal Obligations (from 1 year to 2 years) (2)	6,679	—	(9)	6,670

Total	$98,719	$18	$(23)	$98,714

(2)	Marketable securities with maturities greater than 1 year are included in Other Assets on the Consolidated Balance Sheet.

Marketable securities by security type and scheduled maturity at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations (within 1 year)	$96,057	$28	$(8)	$96,077

There were no significant sales of our marketable securities for the three months ended March 31, 2010 and the year ended December 31, 2009.

4. Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Effective January 1, 2009, the Company adopted the provisions of FSP SFAS 157-2, as codified in ASC 820, and, therefore, adopted ASC 820, with respect to both its financial and non-financial assets and liabilities that are required to be measured at fair value within the condensed consolidated financial statements.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Assets:

Cash equivalents—Money Market Funds	$26,461	$—	$—	$26,461

Cash equivalents (1)	—	8,850	—	8,850

Marketable Securities—Available for Sale (2)	—	98,714	—	98,714
Other (3)	6,573	—	—	6,573

Total Assets	$33,034	$107,564	$—	$140,598

	March 31, 2010
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Liabilities:
Other (3)	$6,573	$—	$—	$6,573
Contingent Consideration (4)	—	—	8,500	8,500

Total Liabilities	$6,573	$—	$8,500	$15,073

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents—Money Market Funds	$21,699	$—	$—	$21,699
Cash equivalents (1)	—	13,365	—	13,365
Marketable Securities—Available for Sale (2)	—	96,077	—	96,077
Other (3)	6,739	—	—	6,739

Total Assets	$28,438	$109,442	$—	$137,880

	December 31, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Liabilities:
Other (3)	$6,739	$—	$—	$6,739

Total Liabilities	$6,739	$—	$—	$6,739

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities,” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion, includes both current and long term maturities.
(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(4)	Represents the current estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, which is recorded in Other Liabilities on the Consolidated Balance Sheet. Refer to Note 14, “Mergers and Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion and information on how the Company determines the estimated fair value of this liability.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010 (in thousands):

Earn-Out

Balance, December 31, 2009	$—
Total gains/losses (realized or unrealized)	—
Transfers in/out of Level 3	—
Purchases, sales, issuances and settlements (net) (Contingent consideration recorded for business acquisition)	8,500

Balance, March 31, 2010	$8,500

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, approximate their fair value because of the short maturity of those instruments.

5. Segment Information

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

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. As a result of our January 2010 acquisition of the 7ticks assets, our Real-Time Services business also provides direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. Our Real-Time Services business includes our Interactive Data Managed Solutions business (“Managed Solutions”), which offers customized, hosted web-based financial market information solutions.

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

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools through a wide range of desktop solutions to assist in their analysis of securities traded on major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures, commodities and other securities.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2010 and 2009.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Revenue (a):
Institutional Services	$176,640	$164,952
Active Trader Services	20,248	21,082

Total	$196,888	$186,034

Income (loss) from operations (b):
Institutional Services	$73,153	$70,994
Active Trader Services	6,061	6,477
Corporate and unallocated (c)	(34,756)	(29,139)

Total	$44,458	$48,332

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Identifiable assets by reportable segment:
Institutional Services	$1,072,792	$1,040,282
Active Trader Services	188,804	187,105
Corporate and unallocated (d)	52,647	53,784

Total	$1,314,243	$1,281,171

The following table reconciles income (loss) from operations to income before income taxes as of March 31 (in thousands):

	Three Months Ended March 31,
	2010	2009
Income (loss) from operations (b):	$44,458	$48,332
Interest Income	303	646

Income before income taxes	$44,761	$48,978

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

6. Earnings Per Share

We calculate earnings per share in accordance with FASB ASC Topic 260 “Earnings per Share” (“EPS”) (“ASC 260”), and apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid-in-capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock options representing the right to acquire 44,770 and 2,984,204 shares of common stock during the three months ended March 31, 2010 and 2009, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three months ended March 31, 2010 and 2009, they may be dilutive in future quarters’ calculations. All outstanding deferred or restricted stock units were included in the calculation of diluted net income per share for the three months ended March 31, 2010 and 2009 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three Months Ended March 31,
	2010	2009

Numerator:
Net income attributable to Interactive Data Corporation	$29,525	$31,941
Denominator:
Weighted average shares used to compute basic EPS	94,580	93,693
Effect of dilutive securities:
Stock options	2,286	1,944
Deferred and restricted stock units	313	369

Weighted average shares used to compute diluted EPS	97,179	96,006

Basic EPS	$0.31	$0.34
Diluted EPS	$0.30	$0.33

7. Commitments and Contingencies

There have been no material changes to our commitments and contingencies since December 31, 2009. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

8. Income Taxes

For the three months ended March 31, 2010, the Company’s quarterly effective tax rate after discrete items was 34.0% as compared to 34.6% for the three months ended March 31, 2009. The Company’s estimated annual effective tax rate for the three months ended March 31, 2010 was 34.0%, excluding the net discrete tax expense of $36,400 recorded in the first quarter of 2010. The net discrete expense in the first quarter was attributable to (i) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (ii) realized tax benefits related to stock-based compensation expense.

The decrease in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is attributable to (i) an increase in income generated in lower tax jurisdictions, offset by (ii) the elimination of the US Federal Research and Development credit and (iii) a decrease in tax exempt interest. The Company has not recorded a tax benefit for a US Federal Research and Development tax credit as the laws allowing the credit have not been extended.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007, now codified in FASB ASC Topic 740, “Income Taxes,” (“ASC 740”). There were no material changes to the Company’s unrecognized tax benefits in the first quarter. As of March 31, 2010, the Company had approximately $9,950,000 of unrecognized tax benefits, which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $2,300,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company has approximately $1,485,000 of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal, 2002 through 2008 for significant states, and 2005 through 2008 for foreign tax authorities.

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted	March 31, 2010			December 31, 2009
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,085	$(87,519)	$566	$88,128	$(87,515)	$613
Securities databases	4.0 years	15,263	(12,942)	2,321	15,418	(12,741)	2,677
Computer software	7.7 years	99,019	(77,253)	21,766	99,383	(76,683)	22,700
Customer lists	11.4 years	280,406	(183,241)	97,165	274,268	(177,513)	96,755
Service contracts	21.4 years	21,028	(5,792)	15,236	20,490	(5,495)	14,995
Trademarks	10.8 years	3,100	(1,446)	1,654	2,600	(1,352)	1,248

Total		$506,901	$(368,193)	$138,708	$500,287	$(361,299)	$138,988

The estimated amortization expense of intangible assets is as follows (in thousands):

For year ending 12/31/11	$26,715
For year ending 12/31/12	$22,632
For year ending 12/31/13	$16,681
For year ending 12/31/14	$11,345
For year ending 12/31/15	$10,509
For years thereafter	$25,400

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2010 is $25,426,000.

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total

Balance as of December 31, 2009	$416,749	$153,507	$570,256
Goodwill acquired during the year	(a) 25,842	—	25,842
Impact of change in foreign exchange rates	(9,444)	(23)	(b) (9,467)

Balance as of March 31, 2010	$433,147	$153,484	$586,631

(a)	Represents $26,586,000 of acquired goodwill, related to the Company’s acquisition of 7ticks assets in the first quarter of 2010, offset by working capital payments of $744,000 received by the Company during the first quarter of 2010 as related to our acquisition of OFS assets in the fourth quarter of 2009. Refer to Note 14, “Mergers and Acquisitions,” in these Notes to the Condensed Consolidated Financial Statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b)	Foreign currency translation adjustments totaling a decrease of $9,467,000 primarily reflects the strength of the US Dollar against the UK pound and the Euro during the three months ended March 31, 2010.

10. Retirement Plan

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees that also includes certain of our US employees. Pension costs are actuarially determined. We fund pension costs attributable to our employees to the extent allowable under IRS regulations. In 2001, we froze the benefits associated with this Pension Plan and no gain or loss was recorded as a result of the curtailment.

The Company follows FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months ended March 31,
	2010	2009

Service cost	$—	$—
Interest cost	136	144
Expected return on plan assets	(124)	(124)
Amortization of unrecognized prior service costs	1	1
Amortization of unrecognized loss	102	99

Net periodic benefit cost	$115	$120

In 2010, the Company expects to contribute $137,000 to fund its obligations under the Pension Plan. As of March 31, 2010, the Company has made no contributions under the Pension Plan.

Non-US Pension Plan

In addition to the Pension Plan, Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The Company’s pension expense related to this multi-employer plan is dependent in part, on the performance of the underlying pension assets and composition of plan participants. The plan administrator is responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets. Due to the risks inherent in these assumptions, required pension contributions may vary significantly year over year. During the quarter ended March 31, 2010, the Company recorded pension expense of approximately $1,835,000 related to this multi-employer plan.

11. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by the stockholders. At March 31, 2010, no preferred shares have been issued.

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the first quarter of 2010, we did not repurchase any shares of outstanding common stock under the stock buyback program. As of March 31, 2010, 1,514,737 shares remained available for purchase under the stock buyback program.

In March 2010, our Board of Directors authorized the retirement of all treasury shares. Accordingly, 10,485,263 treasury shares were retired and returned to authorized and unissued common stock in March 2010. The Company had used the Cost method to record its treasury share purchases to date. The total cost of these shares as of the retirement date was $221,246,000.

In order to retire these shares in March 2010, the Company calculated the amount of $92,277,000 recorded to Accumulated Earnings using a pro-rata method, by calculating it as the difference between the average share issuance price since the merger with Data Broadcasting Corporation on February 29, 2000, excluding Pearson held shares, and the average treasury share cost multiplied by the number of treasury shares held that were retired by the Company. The amount recorded to additional-paid-in-capital of $128,865,000 was recorded as the difference between the average share issuance price, described above, and the Company’s par value of its common stock of $ 0.01, multiplied by the number of treasury shares retired. The amount recorded to Common Stock, or $104,000, was calculated by multiplying the number of treasury shares retired by the par value of the Company’s common stock of $0.01.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the dividend activity during the three months ended March 31, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)

February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from our existing cash resources.

12. Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), as codified in FASB ASC Topic 810, “Consolidation” (“ASC 810”). The adoption of SFAS 167, now codified in ASC 810, effective January 1, 2010, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software—Revenue Recognition.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The Company is still assessing whether ASU 2009-13 and ASU 2009-14 will have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) -Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation (purchases, sales, issuances and settlements) of the activities within the Level 3 rollforward. The revised guidance is effective for interim and annual reporting periods beginning in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements required in the Level 3 rollforward, which is effective for the Company in fiscal 2011. ASU 2010-06 concerns disclosure and only will not have an impact on the Company’s financial position or results of operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 defines an SEC filer within the FASB Codification and eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance, and the Company adopted the amendments accordingly. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

13. Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Interactive Data Corporation was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Unrealized gain on securities, net of tax	$866	$635
Foreign currency translation adjustments	(10,507)	6,603
Pension – unamortized losses/prior service costs, net of tax	(3,170)	(3,161)

Total accumulated other comprehensive (loss) income	$(12,811)	$4,077

The components of comprehensive income were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(In thousands)
Net income	$29,525	$32,048

Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	231	(222)
Foreign currency translation adjustments	(17,110)	(8,042)
Pension adjustment, net of tax	(9)	—

Total other comprehensive loss	(16,888)	(8,264)

Comprehensive income	12,637	23,784
Less: Comprehensive income attributable to noncontrolling interest	—	(107)

Comprehensive income attributable to Interactive Data Corporation	$12,637	$23,677

14. Mergers and Acquisitions

Acquisition of 7ticks

On January 15, 2010, the Company acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the total current purchase price to $30,522,000. Additional purchase consideration includes potential maximum payments of $21,246,000 if the business meets certain revenue goals over the next three years. The acquisition was funded from operating cash.

7ticks is an innovative provider of electronic trading networks and managed services. This business specializes in providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading.

The acquisition has been accounted for as a business combination under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The preliminary purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets will be amortized over periods ranging from three to ten years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years; and software/technology 5.0 years. In connection with the acquisition, the Company has recorded $26,586,000 of goodwill, which has been allocated to our Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to the expected significant growth opportunities 7ticks will provide the Company, as it seeks to increase penetration in the electronic trading sector, which is one of the Company’s long-term strategic priorities. In addition to marketing the 7ticks services, the Company will use 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated datafeed services.

The results of operations of 7ticks have been included in the Company’s consolidated financial statements since the acquisition date. 7Ticks had $2,453,000 in revenues and an operating loss before income taxes of $1,662,000 in the period from the acquisition date of January 15, 2010 through March 31, 2010. Pro forma results of operations for the quarter ended March 31, 2010 and 2009, assuming the acquisition of 7Ticks had taken place at the beginning of each period, do not differ materially from the Company’s actual reported results.

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

(in thousands) Earn Out Period	Minimum Net Revenue Contribution	Earn-Out Payment	Maximum Net Revenue Contribution	Earn-Out Payment

February 1, 2010 – December 31, 2010	$14,200	$1,600	$15,375	$2,000
January 1, 2011 – December 31, 2011	$23,500	2,800	$24,700	4,000
January 1, 2012 – December 31, 2012	$31,800	2,800	$35,200	4,000

Totals		$7,200		$10,000

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional earn-out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50,000,000. Under no circumstances shall the Company be liable to make earn-out payments in excess of $21,246,000 in the aggregate. As of March 31, 2010, the estimated fair value of the Earn-Out has been determined to be $8,500,000 and is reflected in Other Liabilities on the Consolidated Balance Sheet. The Company determines the estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company.

In addition, the Company has incurred estimated transaction and acquisition costs of $188,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

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

The acquisition will be accounted for as follows (in thousands):

Assets:
Cash acquired	$376
Accounts Receivable	715
Prepaid expenses and other current assets	370
Customer list	7,900
Trademark	500
Computer Software/Technology	1,600
Fixed Assets	2,152
Other Assets	46
Goodwill	26,586

$40,245
Liabilities:
Accounts Payable, trade	539
Accrued Expenses	235
Deferred revenue	449
Other Liabilities (Fair value of Earn-Out)	8,500

$9,723

Total Purchase Price	$30,522

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition of OFS

On December 1, 2009, the Company acquired the data and tools assets of Dow Jones & Company, Inc.’s (“Dow Jones”) Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash. During the first quarter of 2010, additional working capital payments were received from Dow Jones in the amount of $744,000 to decrease the total purchase price to $12,756,000. The acquisition of the OFS data and tools assets expands the Company’s web-based solutions business in North America. This acquisition also creates opportunities for the Company to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

The acquisition was accounted for as a business combination under ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.0 years. The weighted average amortization period by major asset class is: customer list 11.0 years; service contracts 11.0 years; and software 2.0 years. In connection with the acquisition, the Company recorded $3,590,000 of goodwill, which has been allocated to our Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to expected synergies, growth opportunities and the assembled workforce of OFS. The Company’s financial statements include the results of operations of OFS data and tools assets subsequent to the acquisition date.

In addition, the Company has incurred estimated transaction and acquisition costs of $450,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

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

As part of the acquisition, the Company and Dow Jones entered into a non-exclusive redistribution agreement to sell certain data to new and existing customers in the OFS market. The Company will host and distribute the data. The Company will account for any revenue generated from this agreement net of redistribution fees it expects to pay to Dow Jones as prescribed under FASB ASC Subtopic 605-45, “Revenue Recognition- Principal Agent Considerations” (“ASC 605-45”).

As part of the plans to migrate the OFS customers into the Company’s technical infrastructure, the Company and Dow Jones have also entered into a transition services agreement for hosting and other related services for up to eighteen months from the acquisition date. The total cost over the life of this agreement to the Company is expected to be approximately $3,700,000 and will be charged to income as the services are performed and related expenses are incurred.

The final purchase price remains subject to post-closing working capital payments that the Company expects to receive from Dow Jones. During the quarter ended March 31, 2010, the Company recorded certain adjustments to its initial purchase price accounting based on working capital payments of $744,000. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

The acquisition was accounted for as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$77
Customer list	5,700
Service Contracts	2,800
Computer Software	1,000
Fixed Assets	90
Goodwill	3,590

$13,257
Liabilities:
Deferred revenue	501

$501

Total Purchase Price	$12,756

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Noncontrolling Interests

The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) related to its December 2008 acquisition of Japan-based NTT DATA Financial, or NDF, from the remaining stockholder (noncontrolling interest). The purchase is expected to occur in December 2010, at an expected total purchase price of 302,000,000 JPY (or approximately $3,231,000 at the March 31, 2010 currency exchange rate). The Company has this liability recorded, as prescribed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the Consolidated Balance Sheet at March 31, 2010.

As a result of this firm commitment, the Company’s financial statements have reflected 100% economic ownership of NDF since April 2009. The portion of income or loss in NDF not attributable to the Company’s economic ownership interests until that point is classified in the Company’s financial statements as noncontrolling interest and is subtracted from net income to arrive at consolidated net income attributable to the Company in the consolidated statement of operations.

16. Subsequent Event

The Company has evaluated all events and transactions that occurred after the balance sheet date of March 31, 2010 up through the issuance of these financial statements.

On May 4, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake and Warburg Pincus. In connection with the transaction, which is subject to customary closing conditions, including regulatory approvals, Interactive Data stockholders will receive $33.86 cash for each share of Interactive Data common stock they own. The transaction has a total value of approximately $3.4 billion. Completion of the transaction is expected to occur by the end of the third quarter of 2010.

Under the terms of the agreement announced on May 4, 2010, the Company is prohibited from declaring future regular quarterly dividends or any special dividends to stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended March 31, 2010 included herein in Item 1, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On May 4, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake and Warburg Pincus. In connection with the transaction, which is subject to customary closing conditions, including regulatory approvals, Interactive Data stockholders will receive $33.86 cash for each share of Interactive Data common stock they own. The transaction has a total value of approximately $3.4 billion. Completion of the transaction is expected to occur by the end of the third quarter of 2010.

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

•

Interactive Data Real-Time Services. Our Real-Time Services business provides financial institutions, financial information providers and information media companies with global real-time and delayed financial market information covering equities, derivative instruments, futures, fixed income securities and foreign exchange. As a result of our January 2010 acquisition of the 7ticks assets, our Real-Time Services business also provides direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. Our Real-Time Services business includes our Interactive Data Managed Solutions business (“Managed Solutions”), which offers customized, hosted web-based financial market information solutions.

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

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools through a wide range of desktop solutions to assist in their analysis of securities traded on major markets worldwide. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures, commodities and other securities.

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, and intangible asset amortization.

Business Strategy

We are focused on expanding our position as a trusted leader in financial information. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services that will enable us to further expand our business globally. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We continue to centralize key areas of our organization from a business and product strategy, sales management and operational perspective. We have made substantial progress in this area over the past several years, which we believe enables us to present our business more effectively to the marketplace and operate increasingly as one company. We plan to continue our efforts in this area going forward. In addition, we believe these actions continue to help us address our institutional customers’ needs by leveraging our collective content, capabilities and other resources across a number of core product areas: evaluations, reference data, fixed income analytics, and real-time market data and trading solutions, which encompass web-based solutions, desktop solutions, low latency consolidated market datafeed services, and advanced co-location services that facilitate ultra low latency electronic trading.

Our growth strategy is based on investing in internal development programs and pursuing strategic acquisitions that can enable us to deliver high-value services and solutions, and extend our global reach. The following five key priorities underpin our growth strategy:

1.	Continue Enhancing Our Fixed Income Offerings: We plan to extend our leadership position in fixed income evaluations and increase adoption of our fixed income content and capabilities beyond traditional back-office environments. To do this, we plan to continue expanding the breadth and depth of our market coverage, refining the evaluation methodologies we utilize, offering enhanced transparency into the inputs we utilize for our evaluations, developing new intraday valuation services, and adding a broader range of analytics and other measurement tools. For example, during the first quarter of 2010, Interactive Data Pricing and Reference Data began providing daily independent evaluations for fixed-rate reverse mortgage-backed securities (HMBS) issued under the Government National Mortgage Association (GNMA) Home Equity Conversion Mortgage (HECM) program – becoming one of the first data providers in the industry to offer daily evaluations for fixed rate GNMA HMBS.

2.	Extend Our Reference Data Content and Offerings into the Middle and Front Offices: We plan to leverage our strength in providing reference data into back-office operations and drive adoption of our reference data content and services in other areas across our clients’ enterprises. To do this, we plan to improve our data collection and delivery capabilities to augment our existing content and better support clients’ time-sensitive needs. In addition, we plan to continue enhancing existing services and developing new ones that can add value into our clients’ risk management and regulatory compliance processes. For example, we are enhancing our global Corporate Actions Service with new technology and internal workflow to deliver comprehensive global content throughout the day that firms can use in their trading strategies and to more effectively manage their risk exposure across the enterprise.

3.	Further Leverage and Expand Our Real-Time Capabilities: In December 2009, we formed the Real-Time Market Data and Trading Solutions group in order to better coordinate the engineering, product development and infrastructure resources of our Real-Time Services, Managed Solutions and eSignal businesses. We believe that bringing these real-time resources under a single management structure will enable us to advance a more tightly integrated suite of real-time offerings that can help us capitalize on opportunities in the wealth management and electronic trading sectors that are arising due to a combination of technology changes, vendor consolidation and various other factors. In wealth management, we believe our web-based solutions are an important capability that enables clients to differentiate their offerings and reduce their overall cost of ownership by outsourcing the management of rising market data volumes, eliminating expensive ancillary infrastructure expenses, and reallocating internal support resources. In December 2009, we acquired the data and tools assets of Dow Jones & Company’s Online Financial Solutions (“OFS”) business, which substantially expands our web-based solutions business in North America. In mid-January 2010, to complement our low latency consolidated datafeed offerings and support the electronic trading requirements of institutional customers, we acquired the assets of 7ticks, LLC. Acquiring the 7ticks assets enables us to provide institutional customers with direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading.

4.	Expand Our Business Internationally: In the first quarter of 2010, we generated 28.6% of our revenue outside of North America. We aspire to increase the percentage of revenue we generate outside of North America in order to leverage our existing assets across a wider base, support our clients as they expand globally and achieve a balance of geographic revenue that is more consistent with the global spend on market data. To expand our business globally, we will continue to recruit local leadership and advance our product capabilities in our primary international markets in Europe and Asia, establish third-party redistribution relationships and other strategic alliances in developing international markets and pursue strategic acquisitions. For example, in January 2010, we acquired Telerate Systems Limited (TSL), a long-standing redistributor in Dubai, which provides us with a direct presence in the Middle East region.

5.	Develop a Unified Technology Platform: We continue to maintain a broad range of delivery platforms and legacy technology infrastructures as a result of supporting long-standing client relationships and completing numerous acquisitions over the years. In recent years, we have made progress developing a common Interactive Data-wide service management platform. We believe that accelerating our progress in the development of a common Interactive Data-wide service management platform will help us optimize data collection, harmonize content across our product spectrum, raise product quality, accelerate time to market and address our clients’ real-time, intraday and end-of-day service requirements with reliable delivery, resiliency and business continuity.

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

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption for the past two years primarily resulting from the global financial crisis affecting the banking system and participants in the financial markets. Operational spending by financial institutions during the second half of 2008 and throughout 2009 was negatively impacted by the crisis as firms looked to control or reduce spending. Government interventions around the world during 2009 have helped mitigate the effects of the crisis, and the global economy has shown signs of stabilization. The financial markets likewise have stabilized considerably during 2009 and into 2010. However, the timing and extent of a fuller economic recovery remains uncertain. Notwithstanding signs of stabilization, we believe that the ramifications of the global economic crisis will continue to impact our business in 2010.

Since the global financial crisis prompted substantial government intervention in the financial services industry, it is expected that there will be new regulation and government oversight of the financial services industry. It is unclear at this time how potential new regulation and government oversight will affect our business.

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

We expect that considerable levels of uncertainty about customer spending on financial market data and related solutions are likely to persist in 2010. We believe that the events in the global financial markets over the past two years will continue to influence overall spending by institutions on financial market data and related solutions in 2010. As a result, we expect customers to maintain their focus on containing or reducing overall costs. We anticipate that the outcome of the spending decision-making process will vary depending on the specific trends impacting the different parts of their organization, as well as their overall business strategy. While in some areas the impact or anticipated impact of current trends will likely lead to a decision to reduce market data and related services, in other areas the analysis of the trends may lead to a decision to acquire additional market data or related services. It is unclear at this time which segments of the financial market data industry will be most affected by the continued focus on controlling or reducing spending. We believe we are well-positioned in areas that we believe will continue to receive higher levels of investment, such as in the evaluations and reference data areas.

It remains unclear whether the overall reduction in spending on financial market data and related solutions in 2009 will create further deterioration on our near-term and longer-term financial results.

Institutional Services

We believe that our institutional customers’ focus on reducing or controlling costs as a result of the recent difficult economic environment continues to influence cancellation activity. However, we are seeing market conditions stabilize. For example, within the Institutional Services segment, we experienced lower cancellation levels by customers during the first quarter of 2010 versus the same period last year.

In addition to monitoring the volume and magnitude of cancellations, we also monitor retention rates. We have historically measured our retention rates by the number of institutionally oriented accounts we retain in any given 12-month period. A single institutional customer may have (and often does have) more than one account. This metric does not measure revenue associated with any retained or cancelled account. During the first quarter of 2010, our institutionally oriented retention rate was approximately 91%, compared with the 95% level that we experienced in prior years.

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

The following are among the major trends influencing our institutional businesses:

•

There has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. For example, in North America, many financial institutions engage service bureaus and custodian banks to support their back-office operations. We have established relationships with, and are a major data supplier to, many service bureaus and custodian banks. If an existing customer elects to terminate direct services from us because of a decision to outsource its back-office operations to a service bureau or custodian bank, we often continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, although the costs associated with delivering and supporting the data indirectly may also be less. In addition, financial institutions in both Europe and North America increasingly utilize hosted technology services to cost-effectively access financial market data via the Internet or to cost-effectively create and deploy online applications for use within their organizations or by their end users.

•

Over the past decade, there has been a consolidation of financial institutions both within and across the financial services industry. Consolidations can lead to the elimination of redundant data sources at the combined entity. Consequently, consolidation activity has the potential to adversely impact our future revenue.

•

As mentioned above, we expect that the global financial crisis will continue to influence spending on market data and related services in 2010 as financial institutions focus on containing or reducing their costs. This focus is, in certain instances, leading to the redirection of spending into areas where our financial market data services and related solutions can help them increase the efficiency of their workflows and related processing functions. At the same time, this focus has contributed to longer sales cycles, constrained usage rates, and increased cancellations, service downgrades and renegotiations of fees. The impact of cancellations on our revenue may be delayed due to the lag between receipt of notice of cancellations and the related effective date of the termination. In addition, we expect that our usage-related revenue will continue to be impacted by market conditions. Our usage-related revenue depends on several factors: the number of total end-user customers subscribing to our content; the number of securities being delivered to the customer; and the frequency by which we deliver those securities to the customer. Usage-related revenue has been impacted by customers who have consolidated the number of funds they manage, and conducted intensive cost-savings reviews aimed at reducing the number of securities they require information about, reducing the frequency of when they receive information from us, or both. We expect that usage-related revenue (which represents over one-third of our total Institutional Services segment revenue) will continue to be impacted by these dynamics through the first half of 2010. Heightened attention by financial institutions on containing or reducing their spending on the market data and related solutions that we provide to them over the coming quarters as well as the impact of cancellation notices we received in any given quarter or those received over multiple quarters, has the potential to adversely impact our future revenue.

•

Increased regulation within the global financial services industry continues to influence the ways in which financial institutions utilize financial market data. We believe that the use of evaluated pricing, reference data, real-time, intraday, end-of-day and historical financial market data from independent third-party providers like us will be increasingly important as firms seek to modify existing practices to effectively and efficiently address their increasing regulatory compliance obligations. Nevertheless, as mentioned above, it is unclear at this time how potential new regulation and government oversight will affect our business in the aggregate.

•

The complexity of financial instruments has escalated in recent years. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with independent third-party providers like us who can assist them in their valuation of these instruments.

•

Financial institutions are creating automated algorithmic and electronic trading applications to efficiently execute their trading strategies. In order to rapidly execute their trading strategies, these applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like us and the financial institutions themselves to increase network capacity, storage and other hardware and software capabilities to address these volume issues.

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

Interactive Data Pricing and Reference Data’s growth continues to be driven by new sales to existing customers and, to a lesser extent, sales to new customers. Interactive Data Pricing and Reference Data’s growth has been primarily driven by increased demand for its broad range of services, coupled with strong retention rates and a modest increase in usage revenue. Growth in the Interactive Data Pricing and Reference Data business is dependent, in large part, on our ability to continue the expansion of our data content offerings in order to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. During the first quarter of 2010, this business continued to expand its market coverage to strengthen its fixed income evaluations and reference data offerings.

We are experiencing revenue growth in our Interactive Data Real-Time Services business due to the contributions of our newly acquired OFS and 7ticks assets. Revenue for our core real-time market data services has continued to decline largely due to higher cancellation. These cancellations, which spiked during the first half of 2009, reflected the impact that the current difficult economic environment and market conditions have had on many of our customers as they ceased operations, eliminated certain business lines and took cost-cutting actions leading to cancellations including deploying an alternative solution involving sourcing certain content directly from a major stock exchange or reducing the scope of the real-time content they require. The cancellations we experienced for our real-time market data services during the first quarter of 2010 improved over the same period one year ago. We have continued to experience growth for our web-based solutions offerings primarily due to higher new sales in the United States. Growth for our Real-Time Services business is dependent, in large part, on continuing to sustain improved retention levels, real-time market data services sales to new and existing institutional customers, driving increased adoption of the new 7ticks services with institutional customers and expanding our Managed Solutions business globally with both existing and new clients, especially in the wealth management sector. During the first quarter of 2010, Interactive Data launched Options Analytics, a new service that delivers real-time advanced analytics capabilities for U.S.-listed equity and index options. In addition, Interactive Data expanded its ultra low-latency trading network on the East Coast, further enhancing its exchange co-location capabilities for access to leading equities exchanges.

Our Interactive Data Fixed Income Analytics business has been challenged to generate sustainable revenue growth as new sales from both new and existing clients continue to be offset by cancellations, the majority of which are resulting from client consolidation activities. During the past several quarters, this business has been successful in driving improved net new business levels in recent quarters due in part to client migrations to its next-generation BondEdge platform driving new sales. Interactive Data Fixed Income Analytics continues to invest in product and business development activities designed to expand business with existing and prospective customers. In April 2010, this business released BondEdge® Version 3.2, which contains enhancements to help institutional investors assess risk related to prime and sub-prime residential mortgage-backed securities.

Active Trader Services

Challenging conditions in the active trader market have impacted our eSignal business in recent years. Expansion of the eSignal business is partly dependent on the growth in online trading accounts managed by active traders. Stock market volatility is an important trend that can influence active trader subscriptions. During periods when the major stock markets are less volatile, we have experienced that active traders tend to trade less frequently and that cancellations of eSignal’s services typically increase and new subscriptions slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. In addition, online brokerage firms continue to upgrade the features and tools they provide to their active trader clients, a trend that is resulting in intensified competition to acquire new subscribers. Although major stock markets experienced a meaningful recovery in 2009, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. More specifically,

eSignal’s direct subscriber base has been relatively flat in recent quarters, including the first quarter of 2010, as the mix of subscribers has shifted slightly, producing lower average subscription fees. Factors such as price, ease of use and range of services, including the ability to directly execute their trades, are factors active traders consider when selecting a financial information service provider. eSignal’s online advertising revenue has continued to decline as a result of difficult market conditions. More specifically, businesses that advertise online continue to reduce such spending and there is intensifying competition to attract online advertisers. Other factors that may affect eSignal’s ability to grow include increasing adoption of its offerings by financial institutions, the effectiveness of its redistribution network, price increases and changes in demand for its suite of real-time market data terminals, which vary in price.

We believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions. In particular, we believe that the combination of vendor consolidations and increased cost pressures is creating an opportunity for adoption of eSignal’s desktop solutions by financial institutions in the wealth management market. During the first quarter of 2010, eSignal began working with Dorman Trading to integrate Dorman Trading’s unfiltered tick data, unique market access and high-speed Zen-Fire connection with the streaming market data charting package and customizable formulas of eSignal and eSignal OnDemand - Mini Futures.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	For the Three Months Ended March 31,
	2010	2009	% Change

REVENUE	$196,888	$186,034	5.8%

COSTS AND EXPENSES:
Cost of services	67,683	60,425	12.0%
Selling, general and administrative	66,547	62,647	6.2%
Depreciation	9,557	7,117	34.3%
Amortization	8,643	7,513	15.0%

Total costs and expenses	152,430	137,702	10.7%

INCOME FROM OPERATIONS	44,458	48,332	(8.0)%
Interest income	303	646	(53.1)%

INCOME BEFORE INCOME TAXES	44,761	48,978	(8.6)%
Income tax expense	15,236	16,930	(10.0)%

NET INCOME	29,525	32,048	(7.9)%
Less: Net income attributable to noncontrolling interest	—	(107)	—%

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$29,525	$31,941	(7.6)%

EARNINGS PER SHARE- INTERACTIVE DATA CORPORATION:
Basic	$0.31	$0.34	(8.8)%
Diluted	$0.30	$0.33	(9.1)%
Cash dividends declared per common share	$0.20	$—	—%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,580	93,693	0.9%
Diluted	97,179	96,006	1.2%

Impact of Foreign Exchange

On a quarterly and annual basis, we calculate the impact of the change in foreign exchange rates between the current reporting period and the respective prior year reporting period. We provide the US dollar impact resulting from the change in foreign exchange rates on current period revenue, cost of services, selling, general and administrative, depreciation, and amortization expenses. We calculate this impact by comparing the average foreign exchange rates for each operating currency for the current reporting period to the average foreign exchange rates for such operating currency for the respective year-ago reporting period. We believe that by providing this information, we are facilitating period-to-period comparisons of our underlying business.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenue

	For the Three Months Ended March 31,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$126,496	$121,830	3.8%	$(2,788)	1.5%
Real-Time Services	41,515	34,928	18.9%	(1,676)	14.1%
Fixed Income Analytics	8,629	8,194	5.3%	(6)	5.2%

Total Institutional Services	$176,640	$164,952	7.1%	$(4,470)	4.4%
Active Trader Services eSignal	$20,248	$21,082	(4.0)%	$(453)	(6.1)%

Total Active Trader Services	20,248	21,082	(4.0)%	(453)	(6.1)%

TOTAL REVENUE	$196,888	$186,034	5.8%	$(4,923)	3.2%

Total revenue increased by $10,854,000, or 5.8%, to $196,888,000 in the first quarter of 2010 (or an increase of $5,931,000, or 3.2% excluding the impact of foreign exchange). The change in foreign exchange rates increased revenue by $4,923,000 in the first quarter of 2010, mainly due to a weaker US dollar against the UK pound and the Euro. Excluding the impact of foreign exchange, this revenue increase primarily reflects net contributions from the acquired 7ticks and OFS data and tools assets of $5,612,000. The OFS assets, which we acquired in December 2009 and the 7ticks assets which we acquired in mid-January 2010, contributed revenue of $3,159,000, net of intercompany eliminations, and $2,453,000, respectively, in the first quarter of 2010.

Institutional Services

Revenue within the Institutional Services segment increased by $11,688,000, or 7.1%, to $176,640,000 in the first quarter of 2010. The change in foreign exchange rates, as noted above, increased revenue by $4,470,000 in the first quarter of 2010. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $7,218,000, or 4.4%, in the first quarter of 2010.

Revenue for the Pricing and Reference Data business increased by $4,666,000, or 3.8%, to $126,496,000 in the first quarter of 2010. The change in foreign exchange rates, as noted above, increased revenue in the Pricing and Reference Data business by $2,788,000 in the first quarter of 2010. Excluding the impact of foreign exchange, revenue grew $1,878,000, or 1.5%, in the first quarter of 2010 primarily due to growth in the United States and Asia-Pacific regions resulting from higher demand for fixed income evaluations and reference data and also reflects the impact of an annual price increase.

Revenue for the Real-Time Services business increased by $6,587,000, or 18.9%, to $41,515,000 in the first quarter of 2010. The change in foreign exchange rates, as referred to above, increased revenue in the Real-Time Services business by $1,676,000 in the first quarter of 2010. Excluding the impact of foreign exchange, revenue increased by $4,911,000. The net contributions of $5,612,000 from the above-mentioned acquisitions of the OFS and 7ticks assets, and strong growth for web-based solutions in North America was partially offset by lower revenue for real-time market data services resulting from the impact of increased cancellations in prior quarters.

Revenue for the Fixed Income Analytics business increased by $435,000, or 5.3%, to $8,629,000 in the first quarter of 2010. The change in foreign exchange rates, noted above, increased revenue by $6,000 in the first quarter of 2010. Excluding the impact of foreign exchange, revenue grew $429,000, or 5.2%, in the first quarter of 2010 due to improved new sales performance over the past several quarters.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $834,000, or 4.0%, to $20,248,000 in the first quarter of 2010. The change in foreign exchange rates, as noted above, increased revenue by $453,000 in the first quarter of 2010. Excluding the impact of foreign exchange, revenue decreased $1,287,000, or 6.1%, in the first quarter of 2010. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 1.7% to 56,506 in the first quarter of 2010, coupled with lower advertising revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended March 31,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	Adjusted % Change

COST OF SERVICES	$67,683	$60,425	12.0%	$(1,827)	9.0%

Cost of services expenses increased by $7,258,000, or 12.0%, to $67,683,000 in the first quarter of 2010. The change in foreign exchange rates increased cost of services expense by $1,827,000 in the first quarter of 2010. Excluding the impact of foreign exchange, cost of services expenses increased by $5,431,000, or 9.0%. Acquisitions contributed cost of services expense totaling $4,003,000 in the first quarter of 2010. The 7ticks and OFS assets contributed cost of services expenses of $2,193,000 and $1,810,000, respectively, in the first quarter of 2010.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $799,000 mainly associated with increased headcount levels and annual merit-based salary increases that were implemented in January 2010. This is coupled with higher data acquisition costs of $549,000, higher premises expense of $369,000, higher consulting expense of $339,000 and increased communications expenditures of $286,000. This is partially offset by lower hardware repair and maintenance expense of $437,000, lower professional services expense of $216,000 and lower travel expenditures of $151,000. Cost of services expense as a percentage of revenue was 34.4% in the first quarter of 2010 compared with 32.5% in the first quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended March 31,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	Adjusted % Change

SELLING, GENERAL and ADMINISTRATIVE	$66,547	$62,647	6.2%	$(1,751)	3.4%

Selling, general and administrative expenses increased by $3,900,000, or 6.2%, to $66,547,000 in the first quarter of 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $1,751,000 in the first quarter of 2010. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $2,149,000 or 3.4% in the first quarter of 2010. Acquisitions contributed selling, general and administrative expenses totaling $1,147,000 in the first quarter of 2010. The 7ticks and OFS assets contributed selling, general and administrative expenses of $855,000 and $292,000 respectively, in the first quarter of 2010. Costs associated with the Company’s review of strategic alternatives totaled $3,401,000, of which approximately $2,611,000 was related to legal expense, $472,000 was associated with director compensation and $275,000 was related to audit fees.

Other factors that increased selling, general and administrative expenses were higher personnel costs of $1,902,000 primarily related to higher headcount and annual merit-based salary increases that were implemented in January 2010 and higher long-term compensation expense. This is coupled with higher bad debt expense of $463,000, and higher premises expense of $374,000.

These increases were partially offset by lower stock-based compensation expenses of $2,485,000, of which $2,212,000 was related to a first-quarter 2009 charge for stock-based compensation pertaining to our former Chief Executive Officer’s retirement last year. This is coupled with lower bank charges and lower non-income tax expenses related to a tax incentive, totaling $989,000. The change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) decreased selling, general and administrative expenses by $692,000. In addition, travel-related expenses declined by $325,000, marketing expense was lower by $258,000, and commissions paid to third parties for the distribution of data declined by $300,000 in the first quarter of 2010. Selling, general, and administrative expenses as a percentage of revenue was 33.8% in the first quarter of 2010, which was essentially unchanged from the first quarter of 2009.

Depreciation

	For the Three Months Ended March 31,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	Adjusted % Change

DEPRECIATION	$9,557	$7,117	34.3%	$(127)	32.5%

Depreciation expense increased by $2,440,000 or 34.3%, to $9,557,000 in the first quarter of 2010. The change in foreign exchange rates increased depreciation expense by $127,000 in the first quarter of 2010. Excluding the impact of foreign exchange, depreciation expense increased by $2,313,000 or 32.5%. Acquisitions contributed depreciation expense of $364,000 in the first quarter of 2010. The 7ticks and OFS assets contributed $355,000 and $9,000, respectively of depreciation expense in the first quarter of 2010. The remaining increase in depreciation expense is due to capital spending during the last twelve months and increased capitalized software development amortization in the first quarter of 2010. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Three Months Ended March 31,
(In thousands)	2009	2008	% Change	2010 Foreign Exchange	Adjusted % Change

AMORTIZATION	$8,643	$7,513	15.0%	$(94)	13.8%

Amortization expense increased by $1,130,000, or 15.0%, to $8,643,000 in the first quarter of 2009. The change in foreign exchange rates increased amortization expense by $94,000 in the first quarter of 2010. Excluding the impact of foreign exchange, amortization expense increased by $1,036,000 or 13.8% in the first quarter of 2010. The increase in amortization expense is primarily due to incremental amortization expense associated with the acquisitions of the 7ticks and OFS assets of $697,000 and $318,000, respectively.

Other Consolidated Financial Information

Income from operations decreased by $3,874,000, or 8.0%, to $44,458,000 in the first quarter of 2010 due to the factors discussed above.

Interest income decreased by $343,000, or 53.1%, to $303,000 in the first quarter of 2010. The decrease in interest income is due to a decline in interest rates.

Income before income taxes decreased by $4,217,000, or 8.6%, to $44,761,000 in the first quarter of 2010 due to the factors discussed above.

Net income decreased by $2,523,000, or 7.9%, to $29,525,000 in the first quarter of 2010. The decrease in net income is primarily due to lower income before income taxes, coupled with a slightly lower effective tax rate of 34.0% resulting from certain discrete items in the first quarter of 2010 compared with 34.6% in the first quarter of 2009.

Net income attributable to the Company decreased by $2,416,000, or 7.6%, to $29,525,000 in the first quarter of 2010 due to lower net income described directly above, coupled with a reduction of $107,000 associated with the noncontrolling interest related to the NDF acquisition in the first quarter of 2009.

We generated basic net income per share of $0.31 and diluted net income per share of $0.30 in the first quarter of 2010, compared with basic net income per share of $0.34 and diluted net income per share of $0.33 in the first quarter of 2009.

Weighted average common basic shares and diluted shares outstanding in first quarter of 2010 grew slightly by 0.9% and 1.2% over weighted average common basic shares and diluted shares outstanding in the first quarter of 2009, respectively, due to options exercised by employees and the issuance of shares under the 2001 Employee Stock Purchase Plan.

Income Taxes

Three Months ended March 31, 2010 versus Three Months ended March 31, 2009

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended March 31, 2010, our quarterly effective tax rate after discrete items was 34.0% as compared to 34.6% for the three months ended March 31, 2009. The estimated annual effective tax rate for the three months ended March 31, 2010 was 34.0%, excluding the net discrete tax expense of $36,400 recorded in the first quarter of 2010. The net discrete expense in the first quarter was attributable to (i) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (ii) realized tax benefits related to stock-based compensation expense.

The decrease in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is attributable to (i) an increase in income generated in lower tax jurisdictions, offset by (ii) the elimination of the US Federal Research and Development credit and (iii) a decrease in tax exempt interest. We have not recorded a tax benefit for a US Research and Development tax credit as the laws allowing the credit have not been extended.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007, now codified in ASC 740. There were no material changes to our unrecognized tax benefits in the first quarter. As of March 31, 2010, we had approximately $9,950,000 of unrecognized tax benefits that would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $2,300,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, we have approximately $1,485,000 of accrued interest related to unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal, 2002 through 2008 for significant states, and 2005 through 2008 for foreign tax authorities.

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

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flow provided by (used in):
Operating activities	$52,234	$36,786
Investing activities	(44,617)	(16,106)
Financing activities	(3,647)	(12,940)
Effect of change in exchange rates on cash and cash equivalents	(6,782)	(2,365)

Net (decrease) increase in cash and cash equivalents	$(2,812)	$5,375

Operating Activities

Net cash provided by operating activities increased by $15,448,000, or 42.0%, to $52,234,000 in the first three months of 2010. The increase in net cash provided by operating activities was primarily due to an increase in our working capital of $18,221,000 mainly due to the Company paying less in employee bonuses during the first quarter of 2010 for 2009 fiscal year bonuses than the Company paid during the first quarter of 2009 for 2008 fiscal year bonuses by approximately $17,600,000. The Company’s Compensation Committee (and with regard to executive officers, the Company’s Compensation Subcommittee) made a determination that no 2009 fiscal year bonuses would be paid. This decision is described more fully in the Company’s Proxy Statement filed with the SEC on April 15, 2010.

Investing Activities

Capital expenditures increased by $5,836,000, or over 101.7%, to $11,572,000 in the first quarter of 2010 mainly due to the timing of capital expenditures planned for 2010, coupled with the impact of capital expenditures that were purchased and accrued for at the end of 2009, but, were paid in the first quarter of 2010. We continue to expect capital expenditures to be in the range of $49,000,000 to $51,000,000, which will be mainly focused on new product development initiatives, expanding and optimizing our underlying infrastructure and delivery platforms, and increased maintenance capital expenditures.

On January 15, 2010, the Company acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the total current purchase price to $30,522,000.

In the first three months of 2010, we purchased municipal bonds of $49,041,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $45,999,000 of municipal bonds, which matured during the first quarter of 2010.

In the first three months of 2009, we purchased municipal bonds of $70,183,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $59,813,000 of municipal bonds, which matured during the first quarter of 2009.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first three months of 2010, we received $14,468,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 654,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 103,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first three months of 2010, we did not repurchase any outstanding shares of common stock under the stock buyback program.

During the first three months of 2010, we paid a quarterly cash dividend to stockholders in the following amount on the following date:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from our existing cash resources.

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

(1)

On December 4, 2008, the Company’s Board of Directors (i) approved increasing its regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date:

March 31, 2009 and record date March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The above dividend was paid from the Company’s existing cash resources.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2009.

Commitments and Contingencies

There have been no material changes to our commitments and contingencies since December 31, 2009. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the US or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. This was the case with regard to the recent global financial crisis, which did adversely affect our sales and revenue results, as further described in management’s discussion and analysis of financial results for current and prior periods. Our exposure in the United States in this area could be mitigated in part by our service offerings in non-US markets, and vice versa.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), as codified in FASB ASC Topic 810, “Consolidation” (“ASC 810”). The adoption of SFAS 167, now codified in ASC 810, effective January 1, 2010, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software—Revenue Recognition.” This ASU modifies the scope of ASC Subtopic 965-

605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The Company is still assessing whether ASU 2009-13 and ASU 2009-14 will have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) -Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation (purchases, sales, issuances and settlements) of the activities within the Level 3 rollforward. The revised guidance is effective for interim and annual reporting periods beginning in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements required in the Level 3 rollforward, which is effective for the Company in fiscal 2011. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s financial position or results of operations.

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 defines a SEC filer within the FASB Codification and eliminate the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance, and the Company adopted the amendments accordingly. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about the merger transaction announced on May 4, 2010 (which if consummated will result in Interactive Data being acquired by investment funds managed by Silver Lake and Warburg Pincus), including our expectation that the merger transaction will be completed by the end of September 2010; expected market conditions; our expected growth and profitability; and planned product and service developments; and potential acquisitions. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include the failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory or other approvals required for the merger transaction; or the failure to consummate or a delay in consummating the merger transaction for other reasons. Such factors also include, but are not limited to:

(i)	the impact of cost-cutting pressures across the industries we serve, including, without limitation, delayed sales cycles and further deceleration in usage-related revenue growth;

(ii)	consolidation of financial services companies, both within an industry and across industries, or the failure of financial services firms;

(iii)	the intensity of competition from competitors with greater financial, technical and marketing resources than ours and their strategic response to new or emerging technologies, changes in the industry, changes in customer needs, or our services and offerings;

(iv)	the possibility of a prolonged outage or other major unexpected operational difficulty at any of our key facilities or recurrent incidents of untimely delivery of services that could cause our customers to seek to obtain services from other suppliers;

(v)	our ability to maintain relationships with our key suppliers and providers of market data;

(vi)	our ability to maintain our relationships with service bureaus and custodian banks and our other customers;

(vii)	the impact of the announced merger transaction on our ability to attract and retain key personnel, on our sales, including the length of our sales cycles, and on our total costs and expenses;

(viii)	new technologies that could cause our offerings or services to become less competitive or obsolete;

(ix)	we may not be able to develop new or enhanced services or offerings in a timely manner, or at all, in response to evolving market demands;

(x)	overall economic conditions, including the availability of credit to finance the merger transaction;

(xi)	a decline in activity levels in the securities markets or the failure of market participants;

(xii)	new legislation or changes in government or quasi-government rules, regulations, directives or standards may reduce demand for our services or increase our expenses;

(xiii)	our ability to negotiate and enter into strategic acquisitions or alliances on favorable terms, if at all;

(xiv)	our ability to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into;

(xv)	given that we are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, any governmental investigation of us or our customers relating to our services that could be expensive, time consuming and harm our reputation;

(xvi)	complex regulations and licensing requirements applicable to certain of our subsidiaries;

(xvii)	the risks of doing business internationally;

(xviii)	our ability to attract and retain key personnel; and

(xix)	the ability of our majority shareholder to exert influence over our affairs, including the ability to approve or disapprove any corporate actions submitted to a vote of our stockholders.

Further information on potential factors that could affect our business is described under the heading “Information Regarding Forward-Looking Statements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on the Company.

Total revenue for the three months ended March 31, 2010 and 2009 and long lived assets as of March 31, 2010 and December 31, 2009 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
United Kingdom	$18,973	$18,158
All other European countries	29,488	28,125
Asia Pacific	7,797	6,751

Total	$56,258	$53,034

	Three Months Ended March 31,
	As of March 31, 2010	As of December 31, 2009
Long-Lived Assets:
United Kingdom	$108,375	$114,390
All other European countries	96,326	103,088
Asia Pacific	36,380	36,687

Total	$241,081	$254,165

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer, or PEO, and principal financial officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2010. Based on this evaluation, our PEO and PFO concluded that, as of March 31, 2010, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our PEO and PFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our PEO and PFO have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2008 Annual Report”), which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the first quarter of 2010, we did not repurchase any shares of outstanding common stock under the stock buyback program. As of March 31, 2010, there remained 1,514,737 shares available for purchase under the stock buyback program.

Under the terms of the agreement announced on May 4, 2010, with Silver Lake and Warburg Pincus, the Company is prohibited from purchasing any additional shares of common stock.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits*

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 10, 2010	By:	/S/ RAYMOND L. D’ARCY
	Name:	Raymond L. D’Arcy
President and Chief Executive Officer

Dated: May 10, 2010	By:	/S/ CHRISTINE SAMPSON
	Name:	Christine Sampson
Chief Accounting Officer and Interim Chief Financial Officer