Form 10-Q
period 2010-06-30
INTERACTIVE DATA CORP/MA/
filed 2010-08-13
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(781) 687-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of July 29, 2010 was 95,894,594.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$193,970	$184,992	$390,858	$371,026
COSTS AND EXPENSES:
Cost of services	67,119	66,404	134,802	126,829
Selling, general and administrative	73,165	52,884	139,712	115,531
Depreciation	9,743	7,562	19,300	14,679
Amortization	8,407	7,558	17,050	15,071

Total costs and expenses	158,434	134,408	310,864	272,110

INCOME FROM OPERATIONS	35,536	50,584	79,994	98,916
Interest income	508	514	811	1,160

INCOME BEFORE INCOME TAXES	36,044	51,098	80,805	100,076
Income tax expense	10,887	17,919	26,123	34,849

NET INCOME	$25,157	$33,179	$54,682	$65,227
Less: Net income attributable to noncontrolling interest	—	(65)	—	(172)

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$25,157	$33,114	$54,682	$65,055

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	$0.26	$0.35	$0.58	$0.69
Diluted	$0.26	$0.34	$0.56	$0.68
Cash dividends declared per common share	$—	$0.20	$0.20	$0.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	95,263	94,018	94,922	93,856
Diluted	98,188	96,312	97,683	96,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	June 30, 2010	December 31, 2009

ASSETS
Assets:
Cash and cash equivalents	$272,936	$209,946
Marketable securities	74,118	96,077
Accounts receivable, net of allowance for doubtful accounts and sales credits of $9,107 and $8,449 at June 30, 2010 and December 31, 2009, respectively	121,485	108,349
Prepaid expenses and other current assets	20,541	21,810
Deferred income taxes	13,930	6,532

Total current assets	503,010	442,714

Property and equipment, net	123,607	123,245
Goodwill	581,129	570,256
Intangible assets, net	127,613	138,988
Other assets	6,303	5,968

Total Assets	$1,341,662	$1,281,171

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$17,493	$20,957
Accrued liabilities	86,004	76,195
Payables to affiliates	3,431	1,999
Income taxes payable	16,478	4,500
Deferred revenue	32,400	34,586

Total current liabilities	155,806	138,237

Income taxes payable	11,211	10,986
Deferred tax liabilities	32,833	33,871
Other liabilities	24,246	15,971

Total Liabilities	224,096	199,065

Commitments and contingencies (Note 7)
Equity:
Interactive Data Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 95,380,637 issued and 95,380,637 outstanding at June 30, 2010, and 104,666,781 issued and 94,181,518 outstanding at December 31, 2009	954	1,046
Additional paid-in-capital	922,886	1,019,133
Treasury stock, at cost, 0 and 10,485,263 shares, at June 30, 2010 and December 31, 2009 respectively	—	(221,246)
Accumulated earnings	222,407	279,096
Accumulated other comprehensive (loss) income	(28,681)	4,077

Total Interactive Data Corporation stockholders’ equity	1,117,566	1,082,106
Noncontrolling interest	—	—

Total Equity	1,117,566	1,082,106

Total Liabilities and Equity	$1,341,662	$1,281,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock		Additional Paid- In-Capital	Treasury Stock Number of Shares	Treasury Stock Cost
	Number of Shares	Par Value
Balance, December 31, 2009 (Audited)	104,667	$1,046	$1,019,133	10,485	$(221,246)
Exercise of stock options and issuance of deferred and restricted stock units	1,073	11	20,695	—	—
Issuance of stock in connection with employee stock purchase plan	126	1	2,442	—	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	2,703	—	—
Retirement of treasury stock (Note 11)	(10,485)	(104)	(128,865)	(10,485)	221,246
Stock-based compensation (Note 2)	—	—	6,657	—	—
Other comprehensive loss (Note 13)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—
Net income	—	—	—	—	—

Balance, June 30, 2010	95,381	$954	$922,886	$—	$—

	Accumulated Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2009 (Audited)	$279,096	$4,077	$—	$1,082,106	$—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	20,706	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	2,443	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	—	2,703	—
Retirement of treasury stock (Note 11)	(92,277)	—	—	—	—
Stock-based compensation (Note 2)	—	—	—	6,657	—
Other comprehensive loss (Note 13)	—	(32,758)	—	(32,758)	(32,758)
Common stock dividends awarded to holders of restricted stock units	(121)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	(18,953)	—	—	(18,953)	—
Cash dividends declared to noncontrolling interests on NDF common stock	(20)	—	—	(20)	—
Net income	54,682	—	—	54,682	54,682

Balance, June 30, 2010	$222,407	$(28,681)	$—	$1,117,566	$21,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$54,682	$65,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,350	29,750
Amortization of discounts and premiums on marketable securities, net	725	955
Deferred income taxes	(7,004)	(2,152)
Excess tax benefits from stock-based compensation	(1,903)	(1,307)
Stock-based compensation	6,657	9,237
Provision for doubtful accounts and sales credits	1,053	1,233
Loss on dispositions of fixed assets	117	410
Changes in operating assets and liabilities, net	11,065	(17,273)

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,742	86,080

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(21,976)	(15,488)
Business acquisitions, net of acquired cash	(29,933)	(3,231)
Purchase of marketable securities	(64,150)	(122,019)
Proceeds from maturities of marketable securities	85,360	101,063

NET CASH USED IN INVESTING ACTIVITIES	(30,699)	(39,675)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	23,149	8,803
Purchase of treasury stock	—	(6,886)
Common stock cash dividends paid	(18,964)	(37,615)
Excess tax benefits from stock-based compensation	1,903	1,307

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,088	(34,391)

Effect of change in exchange rates on cash and cash equivalents	(14,141)	8,757

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,990	20,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	209,946	154,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$272,936	$174,933

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

As of June 30, 2010, a wholly owned indirect subsidiary of Pearson plc (or Pearson) owned approximately 60% of our issued and outstanding shares of common stock.

On July 29, 2010, the Company was acquired by investment funds managed by Silver Lake and Warburg Pincus. Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion. The financial statements and footnote disclosures on this Form 10-Q reflect the predecessor basis financial statements and does not reflect the purchase accounting associated with the sale of the Company.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Deferred Stock Units

We have awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represents the contingent right to receive one share of our common stock. An aggregate of 1,286,994 deferred and restricted stock units have been granted as of June 30, 2010. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock are distributed, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which had a one-year vesting period. There is acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination or change in control. We charge the cost of the awards, which we determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the six months ended June 30, 2010, we issued a total of 6,890 shares of common stock in connection with the settlement of restricted and deferred stock units.

Employee Stock Purchase Plan

In 2001, we adopted our 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allows our employees to purchase stock at a 15% discount price at specific times. During the six months ended June 30, 2010, our employees purchased an aggregate of 126,429 shares at an average share price of $19.33. At June 30, 2010, 592,639 shares were reserved for future issuance under the 2001 ESPP.

Shares of common stock that are issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP are issued from authorized, but unissued common stock.

The 2000 LTIP, 2009 LTIP and 2001 ESPP were terminated in connection with the acquisition of the Company by investment funds managed by Silver Lake and Warburg Pincus. Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation- Stock Compensation,”(“ASC 718”), which requires us to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2010 and 2009 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeiture rates based on our historical forfeitures of stock options.

For the three and six months ended June 30, 2010 and 2009, we recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cost of services	$953	$898	$1,953	$1,894
Selling, general and administrative	2,307	2,462	4,704	7,343

Stock-based compensation expense before income taxes	$3,260	$3,360	$6,657	$9,237
Income tax benefit	924	1,157	2,076	3,189

Stock-based compensation expense after income taxes	$2,336	$2,203	$4,581	$6,048

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

The estimated fair value of the options granted during 2010 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate is based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of our common stock is based on the historical volatility of our stock price over the expected term of the option. Our expected term is based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflects our historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of our common stock on the declaration date of each dividend.

No stock options were granted during the three and six months ended June 30, 2010 and 2009.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the Three and Six Months Ended June 30,
	2010	2009
Risk free interest rate	0.2%	0.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	23.8%	57.3%
Expected dividend yield	3.3%	3.7%

These assumptions were developed by the Company based on the Company’s position as a majority owned subsidiary of Pearson plc and do not reflect any modifications of these assumptions that may result from the Company’s July 29, 2010 sale.

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three and six months ended June 30, 2010 and 2009 was $6.00 and $6.47, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under our 2000 LTIP and 2009 LTIP for the six months ended June 30, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2010	9,772	$20.53
Granted	—	—
Exercised	(1,061)	(19.50)
Forfeited	(24)	(23.64)
Expired	(11)	(16.52)

Outstanding at June 30, 2010	8,676	$20.66

Vested and unvested expected to vest at June 30, 2010	8,435	$20.56
Exercisable at June 30, 2010	6,266	$19.25

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the status and activity for restricted and deferred stock units under our 2000 LTIP and 2009 LTIP for the six months ended June 30, 2010, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)

Unvested Restricted and Deferred Stock Units

Unvested at January 1, 2010	625,749	$24.41

Granted	3,737	31.97

Vested	(28,008)	(23.61)

Forfeited	(3,299)	(23.28)

Unvested at June 30, 2010	598,179	$24.50

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at June 30, 2010 related to our non-vested employee stock purchase plan, stock option and restricted stock unit awards is presented below:

	Employee Stock Purchase Plan	Stock Options	Restricted Stock Unit Awards

Unrecognized compensation expense (net of forfeitures)	$449,000	$9,714,000	$5,627,000

Weighted average period remaining (in years)	1.5	2.2	1.8

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion surrounding stock-based compensation.

3. Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at June 30, 2010 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations- cash equivalent (1)	$1,000	$—	$—	$1,000

Money Market Funds- cash equivalent	107,215	—	—	107,215

Cash	164,721	—	—	164,721

Total	$272,936	$—	$—	$272,936

Cash and cash equivalents by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations- cash equivalent (1)	$13,365	$—	$—	$13,365

Money Market Funds- cash equivalent	21,699	—	—	21,699

Cash	174,882	—	—	174,882

Total	$209,946	$—	$—	$209,946

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Consist of available-for-sale securities with original and remaining maturities of less than three months that are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Marketable Securities

The Company follows FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”), in accounting for our marketable securities. The Company invests in high-grade municipal obligations. Certain municipal obligations have long-term underlying maturities, however, they have short-term effective maturities because they are scheduled to be pre-refunded in the short-term with funds secured in escrow accounts or are variable rate demand notes, which allow the Company to put the notes to a remarketing agent in the short-term. Marketable securities consist of municipal obligations with original maturities of greater than 90 days and effective maturities less than twelve months from the balance sheet date or are expected to be sold by the Company within one year of the balance sheet date. All marketable securities have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Marketable securities by security type and the shorter of the scheduled maturity or intended sale date at June 30, 2010 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations (within 1 year)	$74,123	$7	$(12)	$74,118

Marketable securities by security type and scheduled maturity at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal Obligations (within 1 year)	$96,057	$28	$(8)	$96,077

There were no significant sales of our marketable securities for the six months ended June 30, 2010 and the year ended December 31, 2009.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1of this Quarterly Report on Form 10-Q for discussion of the subsequent sale of all of the Company’s Marketable Securities during the month of July 2010.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Assets:

Cash equivalents—Money Market Funds	$107,215	$—	$—	$107,215

Cash equivalents (1)	—	1,000	—	1,000

Marketable Securities—Available for Sale (2)	—	74,118	—	74,118
Other (3)	6,159	—	—	6,159

Total Assets	$113,374	$75,118	$—	$188,492

	June 30, 2010
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Liabilities:
Other (3)	$6,159	$—	$—	$6,159
Contingent Consideration (4)	—	—	8,600	8,600

Total Liabilities	$6,159	$—	$8,600	$14,759

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Assets:
Cash equivalents—Money Market Funds	$21,699	$—	$—	$21,699
Cash equivalents (1)	—	13,365	—	13,365
Marketable Securities—Available for Sale (2)	—	96,077	—	96,077
Other (3)	6,739	—	—	6,739

Total Assets	$28,438	$109,442	$—	$137,880

	December 31, 2009
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3

Liabilities:
Other (3)	$6,739	$—	$—	$6,739

Total Liabilities	$6,739	$—	$—	$6,739

(1)	Consist of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(2)	Refer to Note 3, “Marketable Securities,” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(3)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4)	Represents the current estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, which is recorded in Other Liabilities on the Consolidated Balance Sheet. Refer to Note 14, “Mergers and Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion and information on how the Company determines the estimated fair value of this liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2010 (in thousands):

Earn-Out
Balance, December 31, 2009	$—
Total (gains)/losses (1)	100
Transfers in/out of Level 3	—
Purchases, sales, issuances and settlements (net) (Contingent consideration recorded for business acquisition)	8,500

Balance, June 30, 2010	$8,600

(1)	The increase in the contingent liability is reflected in the consolidated statement of operations.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheet as of June 30, 2010, approximate their fair value because of the short maturity of those instruments.

5. Segment Information

We operate in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business is our largest business, contributing 65.9% of our revenue during the twelve months ended December 31, 2009 and providing an extensive range of financial market data services to over 5,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business provides an extensive range of daily opinions of value on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing its evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides over 1,300 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. Our real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. Our customized, web-based financial solutions product area designs, builds and hosts online financial systems that support wealth management and other and software-as-a-service (SaaS) applications primarily for financial institutions and infomedia companies.

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides over 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools under both the eSignal and FutureSource brands. These offerings support a base of approximately 55,700 direct subscription terminals used by active traders, individual investors, financial advisors and other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other financial instruments.

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three and six months ended June 30, 2010 and 2009.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue (a):
Institutional Services	$173,969	$164,191	$350,609	$329,143
Active Trader Services	20,001	20,801	40,249	41,883

Total	$193,970	$184,992	$390,858	$371,026

Income (loss) from operations (b):
Institutional Services	$70,637	$67,857	$143,791	$138,851
Active Trader Services	5,648	8,003	11,709	14,480
Corporate and unallocated (c)	(40,749)	(25,276)	(75,506)	(54,415)

Total	$35,536	$50,584	$79,994	$98,916

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Identifiable assets by reportable segment:
Institutional Services	$1,100,100	$1,040,282
Active Trader Services	186,404	187,105
Corporate and unallocated (d)	55,158	53,784

Total	$1,341,662	$1,281,171

The following table reconciles income (loss) from operations to income before income taxes as of June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) from operations (b):	$35,536	$50,584	$79,994	$98,916
Interest Income	508	514	811	1,160

Income before income taxes	$36,044	$51,098	$80,805	$100,076

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

Stock options representing the right to acquire 2,856,717 shares of common stock during the three months ended June 30, 2009, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. All outstanding stock options were included in the calculation of diluted net income per share for the three months ended June 30, 2010 because all such options were dilutive. Stock options representing the right to acquire 22,385 and 2,920,461 shares of common stock during the six months ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive during the three months ended June 30, 2009 and six months ended June 30, 2010 and 2009, they may be dilutive in future quarters’ calculations. All outstanding restricted stock units were included in the calculation of diluted net income per share for the three and six months ended June 30, 2010 and 2009 because all such units were dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Interactive Data Corporation	$25,157	$33,114	$54,682	$65,055
Denominator:
Weighted average shares used to compute basic EPS	95,263	94,018	94,922	93,856
Effect of dilutive securities:
Stock options	2,543	1,888	2,414	1,916
Deferred and Restricted stock units	382	406	347	387

Weighted average shares used to compute diluted EPS	98,188	96,312	97,683	96,159

Basic EPS	$0.26	$0.35	$0.58	$0.69
Diluted EPS	$0.26	$0.34	$0.56	$0.68

7. Commitments and Contingencies

As of June 30, 2010, there had been no material changes to our commitments and contingencies since December 31, 2009. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

8. Income Taxes

For the six months ended June 30, 2010, the Company’s effective tax rate after discrete items was 32.3% as compared to 34.8% for the six months ended June 30, 2009. The Company’s estimated annual effective tax rate for the six months ended June 30, 2010 was 31.19%, excluding the net discrete tax expense of $919,000 recorded in the first six months of 2010. The net discrete expense in the first six months was attributable to (i) an interest expense charge on tax reserves for unrecognized tax benefits, (ii) a German dividend recorded in the quarter, offset by (iii) a benefit resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in a foreign jurisdiction, and (iv) realized tax benefits related to stock-based compensation expense.

The decrease in the second quarter estimated annual effective tax rate in relation to the prior year second quarter effective tax rate is attributable to (i) an increase in income generated in lower tax jurisdictions as a percentage of consolidated pre-tax earnings due to the Company incurring $15,295,000 of strategic alternative review costs in the U.S., offset by (ii) the elimination of the US Federal Research and Development credit and (iii) a decrease in tax exempt interest. The Company has not recorded a tax benefit for a US Research and Development tax credit as the laws allowing the credit have not been extended.

The Company recognizes future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007, now codified in FASB ASC Topic 740, “Income Taxes”, (“ASC 740”). There were no material changes to the Company’s unrecognized tax benefits in the second quarter. As of June 30, 2010, the Company had approximately $10,121,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $2,300,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company has approximately $1,607,000 of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, the 2006 through 2008 tax years remain subject to examination for federal, 2002 through 2008 for significant states, and 2005 through 2008 for foreign tax authorities.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	June 30, 2010			December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,055	$(87,549)	$506	$88,128	$(87,515)	$613
Securities databases	4.0 years	15,019	(13,062)	1,957	15,418	(12,741)	2,677
Computer software	7.6 years	96,827	(77,917)	18,910	99,383	(76,683)	22,700
Customer lists	11.4 years	278,367	(188,609)	89,758	274,268	(177,513)	96,755
Service contracts	21.4 years	21,020	(6,097)	14,923	20,490	(5,495)	14,995
Trademarks	10.8 years	3,100	(1,541)	1,559	2,600	(1,352)	1,248

Total		$502,388	$(374,775)	$127,613	$500,287	$(361,299)	$138,988

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated amortization expense of intangible assets is as follows (in thousands) as of June 30, 2010:

For year ending 12/31/11	$26,307
For year ending 12/31/12	$22,258
For year ending 12/31/13	$16,309
For year ending 12/31/14	$11,013
For year ending 12/31/15	$10,167
For years thereafter	$24,969

The estimated amortization expense of intangible assets during the remainder of the fiscal year 2010 is $16,590,000 as of June 30, 2010.

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2009	$416,749	$153,507	$570,256
Goodwill acquired during the year	(a) 25,776	—	25,776
Impact of change in foreign exchange rates	(14,874)	(29)	(b) (14,903)

Balance as of June 30, 2010	$427,651	$153,478	$581,129

(a)	Represents $26,586,000 of acquired goodwill, related to the Company’s acquisition of 7ticks assets in the first quarter of 2010, offset by working capital payments of $810,000 received by the Company during the first quarter of 2010 as related to our acquisition of OFS assets in the fourth quarter of 2009. Refer to Note 14, “Mergers and Acquisitions,” in these Notes to the Condensed Consolidated Financial Statements.
(b)	Foreign currency translation adjustments totaling a decrease of $14,903,000 primarily reflects the strengthening of the US Dollar against the UK pound and the Euro during the six months ended June 30, 2010.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion surrounding potential changes to Goodwill and Intangibles in connection with the acquisition of the Company by investment funds managed by Silver Lake and Warburg Pincus.

10. Retirement Plan

Pearson Inc., a Pearson US subsidiary, sponsors a defined benefit plan (the “Pension Plan”) for Pearson’s US employees that also includes certain of our US employees. Pension costs are actuarially determined. We fund pension costs attributable to our employees to the extent allowable under IRS regulations. In 2001, we froze the benefits associated with this Pension Plan and no gain or loss was recorded as a result of the curtailment. Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding changes to the Pension Plan in connection with the acquisition of the Company by investment funds managed by Silver Lake and Warburg Pincus.

The Company follows FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

The components of net periodic benefit cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	126	137	262	280
Expected return on plan assets	(115)	(109)	(239)	(233)
Amortization of unrecognized prior service costs	1	1	2	2
Amortization of unrecognized loss	105	100	207	200

Net periodic benefit cost	$117	$129	$232	$249

As of June 30, 2010, the Company had made no contributions under the Pension Plan.

Non-US Pension Plan

In addition to the Pension Plan, Pearson and its subsidiaries maintain certain multi-employer pension plans for which certain non-US employees of the Company are eligible to participate. The Company accounts for its participation in this multi-employer plan by recording a pension expense in its current year results. The Company’s pension expense related to this multi-employer plan is dependent in part, on the performance of the underlying pension assets and composition of plan participants. The plan administrator is responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets. Due to the risks inherent in these assumptions, required pension contributions may vary significantly year over year. During the three and six months ended June 30, 2010, the Company recorded pension expense of approximately $1,767,000 and $3,602,000 related to this multi-employer plan.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1of this Quarterly Report on Form 10-Q for further discussion regarding changes to the non-US pension plans in connection with the acquisition of the Company by investment funds managed by Silver Lake and Warburg Pincus.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Stockholders’ Equity

In addition to our common stock, we are authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by the stockholders. At June 30, 2010, no preferred shares have been issued.

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. During the first six months of 2010, we did not repurchase any shares of outstanding common stock under the stock buyback program. As of June 30, 2010, 1,514,737 shares remained available for purchase under the stock buyback program.

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

The following table summarizes the dividend activity during the first six months ended June 30, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)

February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from our existing cash resources.

On May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake and Warburg Pincus. Under the terms of the agreement, the Company was prohibited from declaring future regular quarterly dividends or any special dividends to stockholders during the period from May 3, 2010 to the closing date under the agreement. The closing occurred on July 29, 2010.

Under the terms of this agreement, the Company was also prohibited from purchasing any additional shares of common stock during the same period.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

13. Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Interactive Data Corporation was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Unrealized gain on securities, net of tax	$399	$635
Foreign currency translation adjustments	(25,906)	6,603
Pension – unamortized losses/prior service costs, net of tax	(3,174)	(3,161)

Total accumulated other comprehensive (loss) income	$(28,681)	$4,077

The components of comprehensive income were as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(In thousands)
Net income	$25,157	$33,179

Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(467)	448
Foreign currency translation adjustments	(15,399)	29,378
Pension adjustment, net of tax	(4)	—

Total other comprehensive (loss) income, net of tax	(15,870)	29,826

Comprehensive income	9,287	63,005
Less: Comprehensive income attributable to noncontrolling interest	—	(65)

Comprehensive income attributable to Interactive Data Corporation	$9,287	$62,940

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(In thousands)
Net income	$54,682	$65,227

Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(236)	226
Foreign currency translation adjustments	(32,509)	21,336
Pension adjustment, net of tax	(13)	—

Total other comprehensive (loss) income, net of tax	(32,758)	21,562

Comprehensive income	21,924	86,789
Less: Comprehensive income attributable to noncontrolling interest	—	(172)

Comprehensive income attributable to Interactive Data Corporation	$21,924	$86,617

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The results of operations of 7ticks have been included in the Company’s consolidated financial statements since the acquisition date. 7Ticks had $6,109,000 in revenues and an operating loss before income taxes of $3,628,000 in the period from the acquisition date of January 15, 2010 through June 30, 2010. Pro forma results of operations for the three and six months ended June 30, 2010 and 2009, assuming the acquisition of 7Ticks had taken place at the beginning of each period, do not differ materially from the Company’s actual reported results.

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

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional earn-out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50,000,000. Under

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

no circumstances shall the Company be liable to make earn-out payments in excess of $21,246,000 in the aggregate. The estimated fair value of the Earn-Out was determined to be $8,500,000 at the acquisition date and was reflected in Other Liabilities on the Consolidated Balance Sheet. Changes to the estimated fair value of the Earn-Out have been insignificant to date. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company.

In addition, the Company incurred transaction and acquisition costs of approximately $191,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

The final purchase price remains subject to Earn-Out provisions, described above, which will affect the current purchase price consideration total. The purchase price allocation is also considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

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

Acquisition of OFS

On December 1, 2009, the Company acquired the data and tools assets of Dow Jones & Company, Inc.’s (“Dow Jones”) Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash. During the first six months of 2010, additional working capital payments were received from Dow Jones in the amount of $810,000 to decrease the total purchase price to $12,690,000. The acquisition of the OFS data and tools assets expands the Company’s web-based solutions business in North America. This acquisition also creates opportunities for the Company to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

The acquisition was accounted for as a business combination under ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.0 years. The weighted average amortization period by major asset class is: customer list 11.0 years; service contracts 11.0 years; and software 2.0 years. In connection with the acquisition, the Company recorded $3,524,000 of goodwill, which has been allocated to our Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to expected synergies, growth opportunities and the assembled workforce of OFS. The Company’s financial statements include the results of operations of OFS data and tools assets subsequent to the acquisition date.

In addition, the Company has incurred transaction and acquisition costs of $451,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

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

The final purchase price remains subject to post-closing working capital payments that the Company expects to receive from Dow Jones. During the six months ended June 30, 2010, the Company recorded certain adjustments to its initial purchase price accounting based on working capital payments of $810,000. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

The acquisition was accounted for as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$77
Customer list	5,700
Service Contracts	2,800
Computer Software	1,000
Fixed Assets	90
Goodwill	3,524

$13,191
Liabilities:
Deferred revenue	501

$501

Total Purchase Price	$12,690

15. Noncontrolling Interests

The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) related to its December 2008 acquisition of Japan-based NTT DATA Financial, or NDF, from the remaining stockholder (noncontrolling interest). The purchase is expected to occur in December 2010, at an expected total purchase price of 302,000,000 JPY (or approximately $3,413,000 at the June 30, 2010 currency exchange rate). The Company has this liability recorded, as prescribed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the Consolidated Balance Sheet at June 30, 2010.

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

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under SFAS 160 for the three and six months ended as of June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Interactive Data Corporation	$25,157	$33,114	$54,682	$65,055
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporations’ paid-in-capital for purchase of 400 NDF common shares (10%)	—	(2,651)	—	(2,651)

Net transfers to noncontrolling interest	—	(2,651)	—	(2,651)

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$25,157	$30,463	$54,682	$62,404

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of June 30, 2010 up through the issuance of these financial statements.

Overview

On May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake Technology Management, L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Igloo Merger Corporation (“Merger Sub”) and Hg Investors LLC (“Parent”), on July 29, 2010, the Company completed its merger (the “Merger”) with Merger Sub. As a result of the Merger, the Company is now wholly-owned by Igloo Intermediate Corporation, a Delaware corporation and a direct subsidiary of Parent (“Intermediate”). Parent is wholly-owned by Igloo Holdings Corporation (“Holdings”), and approximately 99% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors.

In connection with the Merger, Interactive Data stockholders received $33.86 cash for each share of Interactive Data common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion, which purchase price was funded by equity financing provided or secured by investment funds affiliated with, and one or more co-investment vehicles controlled by, the Sponsors, as well as an equity investment by Mason Slaine, who became the Company’s executive chairman following the Merger. In addition, the Merger was financed by the incurrence of indebtedness pursuant to the new senior secured credit facilities (the “Senior Secured Facilities”) and debt securities (the “Senior Notes due 2018”), discussed below and by cash on hand of the Company and its subsidiaries.

The Merger will be accounted for as a business combination under ASC 805, “Business Combinations,” whereby the total cost of the transaction is being allocated to the Company’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The allocation of the purchase price to the net assets of the Company and the resulting goodwill determination are not yet final as of the date of acquisition.

Senior Secured Credit Facilities

Overview

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement that provides the Senior Secured Facilities, which provide for financing of $1.490 billion, consisting of:

•	a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $1,330.0 million with a term of six and one half years; and

•	a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in dollars, euros and pounds sterling with a term of five years.

The Company will be the borrower under the Senior Secured Credit Facilities. The Revolving Credit Facility will include borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. Immediately following the closing of the Merger, there were $2,000,000 of outstanding borrowings under the Revolving Credit Facility.

Interest Rate and Fees

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) the highest of (1) the prime commercial lending rate published by the Wall Street Journal as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. The initial applicable margin for borrowings under the senior secured credit facilities will be 4.00% with respect to base rate borrowings and 5.00% with respect to LIBOR borrowings. The applicable margin under the revolving credit facility may be reduced subject to the Company attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate may be reduced to 0.50% subject to the Company reducing its leverage to 5.00 to 1.00. The Company is also required to pay customary letter of credit fees.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prepayments

The Senior Secured Credit Facilities will require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•

50% (which percentage will be reduced to 25% if the Company’s total leverage ratio is 4.75x or less and to 0% if the Company’s total leverage ratio is 4.00x or less) of the Company’s annual excess cash flow;

•

100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property; provided that if such asset sales result in net proceeds of less than (i) $340.0 million with respect to any single transaction or series of related transactions and (ii) $680.0 million for all transactions, the Company may reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 12 months (as long as such reinvestment is completed within 120 days) in lieu of making such prepayment; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the term loan facility in direct order of maturity. Notwithstanding the foregoing, the Company will not be required to prepay loans under the term loan facility with net cash proceeds of asset sales or with excess cash flow in each case attributable to foreign subsidiaries to the extent that the repatriation of such amounts is prohibited or delayed by applicable local law or would result in material adverse tax consequences; provided that, if not previously repatriated and applied to such prepayment within 12 months, an amount equal to the affected portion of excess cash flow or asset sale proceeds will be applied to prepay the term loan facility or to other local indebtedness of restricted subsidiaries organized in the relevant jurisdiction.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the senior secured credit facilities.

Amortization

The Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the term loan facility, with the balance being payable on the date that is six and one half years after the closing of the senior secured credit facilities.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, five years from the date of the closing of the Senior Secured Credit Facilities.

Guarantee and Security

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company (subject to certain exceptions). Subject to certain requirements, the senior secured credit facilities will permit the Company to release subsidiary guarantors from their guarantees; provided that not more than 15% of consolidated EBITDA for the most recently ended four-quarter period is attributable to such non-guarantors on a pro forma basis.

All obligations under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the Company and each subsidiary guarantor, including but not limited to: (i) a perfected pledge of all the equity interests of the Company and each wholly-owned subsidiary of the Company directly held by the Company or a subsidiary guarantor (limited to 65% of voting stock in the case of foreign subsidiaries) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the subsidiary guarantors (subject to certain exclusions).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain Covenants and Events of Default

The Senior Secured Credit Facilities will contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to:

•	incur additional indebtedness;

•	create liens;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell or transfer assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans or advances;

•	prepay certain subordinated indebtedness;

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain subordinated indebtedness; and

•	change our fiscal year.

In addition, the Senior Secured Credit Facilities will require the Company to maintain the following financial covenants:

•	a minimum cash interest coverage ratio; and

•	a maximum net total leverage ratio.

The Senior Secured Credit Facilities will also contain certain customary affirmative covenants and events of default, including a change of control.

Senior Notes due 2018

Overview

On July 29, 2010, the Company issued $700,000,000 aggregate principal amount of 10.25% senior notes due 2018 (the “Senior Notes due 2018”) which mature on August 1, 2018, pursuant to an indenture, dated as of July 29, 2010 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

The following is a brief description of the terms of the Senior Notes due 2018 and the Indenture.

Ranking

The Senior Notes due 2018 are the Company’s senior unsecured obligations and rank senior in right of payment to any future subordinated indebtedness (including any borrowings under the Senior Secured Credit Facilities); rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively subordinated in right of payment to the Company’s existing and future secured obligations, including indebtedness under the Company’s senior secured credit facilities, to the extent of the value of the assets securing such obligations; and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of the Company’s guarantor subsidiaries).

Guarantees

The Senior Notes due 2018 are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct or indirect wholly owned domestic subsidiaries that guarantees the Company’s obligations under its senior secured credit facilities. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

guarantees.” Each subsidiary guarantee will rank senior in right of payment to all future subordinated indebtedness of the subsidiary guarantor; rank equally in right of payment with all existing and future senior indebtedness of the subsidiary guarantor; be effectively subordinated in right of payment to all existing and future secured obligations of the subsidiary guarantors, including their guarantee of indebtedness under the Company’s senior secured credit facilities, to the extent of the value of the assets securing such indebtedness; and be effectively subordinated in right of payment to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary that is not also a guarantor of the notes. Any subsidiary guarantee of the notes will be released in the event such guarantee is released under the senior secured credit facilities.

Optional Redemption

At any time prior to August 1, 2014, the Company may redeem all or a part of the Senior Notes due 2018 at a redemption price equal to 100% of the principal amount of the notes redeemed plus the greater of (1) 1.0% of the principal amount of the notes; and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the notes at August 1, 2014 (as set forth in the table appearing below), plus (ii) all required interest payments due on the notes through August 1, 2014 (excluding accrued but unpaid interest to such redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes (as of, and accrued and unpaid interest and additional interest, if any, to the date of redemption), subject to the rights of holders of notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after August 1, 2014, the Company may redeem the Senior Notes due 2018 in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes due 2018 on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve month period beginning on August 1 of each of the years indicated below:

Year	Percentage
2014	105.125%
2015	102.563%
2016 and thereafter	100.000%

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes due 2018 at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes due 2018 on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes due 2018 issued under the Indenture and the original principal amount of any additional Senior Notes due 2018 that are Senior Notes due 2018 issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Change of Control

Upon the occurrence of a change of control, which is defined in the Indenture, each holder of the Senior Notes due 2018 has the right to require the Company to repurchase some or all of such holder’s Senior Notes due 2018 at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The Indenture contains covenants limiting the Company’s ability and the ability of its restricted subsidiaries to:

•	incur additional debt or issue certain preferred shares;

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into certain transactions with the Company’s affiliates; and

•	designate the Company’s subsidiaries as unrestricted subsidiaries.

Events of Default

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable.

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered in a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3,000,000, which amount may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making or any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term. In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $50,000,000 at the closing of the Merger in connection with certain services provided in connection with the Merger and related transactions. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Shareholders Agreement

On July 29, 2010, in connection with the consummation of the Merger, the Sponsors and certain other investors entered into a shareholders agreement which, among other things, contains agreements among the parties with respect to the composition of the board of directors of Holdings, Intermediate and the Company, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities, including tag along and drag along rights.

Registration Rights Agreement

On July 29, 2010, in connection with the consummation of the Merger, the Company entered into a registration rights agreement which provides (i) the Sponsors and their assignees with certain demand and “piggyback” registration rights and (ii) the other direct and indirect investors in Holdings that are a party to the registration rights agreement with certain “piggyback” registration rights, in each case with respect to the common stock issued in connection with an initial public offering of Holdings, the Company or any other subsidiary of Holdings.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2010 Stock Incentive Plan

On August 4, 2010, Holdings adopted its 2010 Stock Incentive Plan (the “2010 Plan”), pursuant to which 108,317,501 shares of Holding’s common stock, par value $0.01 per share (“Holdings Common Stock”), were reserved for future issuances pursuant to awards under the Plan. The Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards to employees and other service providers of Holdings and its subsidiaries, including the Company. Shares of Holdings Common Stock acquired pursuant to awards granted under the Plan will be subject to certain transfer restrictions and repurchase rights set forth in the Plan.

Employment Agreement, Option Agreement and Additional Agreements

On August 4, 2010, the Company entered into an employment agreement with Mason Slaine, the Company’s new Executive Chairman. Pursuant to the terms of his employment agreement, Mr. Slaine will receive an annual base salary of not less than $644,000 and will have a target annual bonus opportunity equal to 93% of his base salary, which will be payable upon the achievement of annual corporate and individual performance objectives established for each such year. The employment agreement also entitles Mr. Slaine to a one-time bonus equal to $740,741, payable as soon as practicable after signing of the agreement, and a one-time bonus upon the occurrence of certain corporate transactions, which bonus may be payable regardless of whether or not Mr. Slaine is then employed by the Company. In connection with his employment agreement, Mr. Slaine was granted nonqualified stock options to purchase 40,000,000 shares of Holdings Common Stock pursuant to the 2010 Plan. All of his stock options are subject to both time-based and performance-based vesting conditions.

Furthermore, on August 4, 2010, Mr. Slaine and related family trusts purchased an aggregate of 20,000,000 shares of Holdings Common Stock following the acquisition for one dollar ($1.00) per share from the Sponsors. The shares which were part of Mr. Slaine’s initial investment and any shares received from the exercise of stock options are subject certain transfer restrictions and repurchase rights.

The accounting for the provisions of Mr. Slaine’s employment agreement, stock based compensation and initial investment in Holdings following the acquisition is currently being evaluated.

Equity Incentive Plans

On July 29, 2010, following the consummation of the Merger, the Company terminated the 2000 LTIP and the 2009 LTIP. Each of the 2000 LTIP and the 2009 LTIP provided for the discretionary issuance of stock-based awards to directors, officers, and employees of the Company, as well as to persons who provide consulting or other services to the Company.

Stock Purchase Plans

As a result of the Company’s common stock being delisted from NYSE in connection with the consummation of the Merger, the ESPP terminated pursuant to its terms. The ESPP provided an opportunity for all, or substantially all, of the U.S. resident eligible employees of the Company to be granted an option to acquire shares of the Company’s common stock using post-tax salary deductions at a 15% discount price based on the lower of the price on the first day of the six-month offering period and the closing price on the last day of the six-month offering period.

On July 29, 2010, in connection with the consummation of the Merger, the Company terminated its UK Savings Related Share Option Plan, as amended (the “SAYE”). The SAYE provided an opportunity for all, or substantially all, of the UK resident eligible employees and directors of the Company to be granted an option to acquire shares of the Company’s common stock using post-tax salary deductions (and interest or bonus) held in a UK savings account. Such SAYE options could be granted at a discount of not more than 15%, to the fair market value of shares of the Company’s common stock on the date of grant.

Pension Transitional Agreement

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Parent entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the Pearson Group Pension Plan (the “PGPP”) in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53,000,000, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement)(the “UK Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53,000,000 (or approximately $82,800,000 based on the July 28, 2010 exchange rate) to PGPP Trustee to satisfy the U.K. Pension Liability.

Contemporaneously with the execution and delivery of the Merger Agreement, Pearson, the Company and Merger Sub entered into an employee benefits separation agreement (the “Employee Benefits Separation Agreement”) which agreement, among other things, provided that as of the effective time of the Merger, the Company would cease to be a participating employer in the Pearson U.S. pension plan and U.S. supplemental executive retirement plan (the “U.S. Plans”), and Pearson would cause employees of the Company to cease accruing benefits and to become fully vested under the U.S. Plans. The Employee Benefits Separation Agreement also provided that no assets or liabilities would be transferred from the U.S. Plans, and all liabilities and obligations

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

under the U.S. Plans would be retained by Pearson. In exchange for Pearson retaining such liabilities, the Company agreed to contribute $3,200,000 to the Pearson U.S. pension plan immediately prior to the effective time of the Merger (the “U.S. Pension Liability”). On July 29, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Employee Benefits Separation Agreement, the Company paid $3,200,000 to the PGPP Trustee to satisfy the U.S. Pension Liability.

Stock based awards

In connection with the consummation of the Merger, the Company accelerated unvested stock based awards resulting in approximately $17,400,000 of expense recorded subsequent to June 30, 2010 relating to stock based awards granted to employees under the 2000 LTIP and the 2009 LTIP that were outstanding prior to the Merger. Also in connection with the consummation of the Merger, these awards were cancelled by the Company in exchange for payments in cash. Subsequent to the merger, aggregate payments of $124,500,000 were made to current and former employees in respect of the cancelled awards as part of the purchase price consideration.

Cash and Marketable Securities

In connection with the consummation of the Merger, the Company entered into various inter-company loans with its subsidiaries domiciled in foreign jurisdictions for the purpose of repatriating cash totaling approximately $81,000,000 to the United States and the United Kingdom. With respect to FASB ASC Topic 740, “Income Taxes” (“ASC 740”), the Company has not recorded a deferred tax liability on unremitted foreign earnings for the period ended June 30, 2010. A deferred tax liability after June 30, 2010 has not yet been determined.

In connection with the consummation of the Merger, the Company sold all of the U.S. marketable securities held by the Company. The Company obtained proceeds totaling approximately $75,100,000 as a result of such sales. In connection with the sales, the Company recorded a gain on sale of marketable securities of approximately $5,000.

Transaction Costs

On July 29, 2010, in connection with the consummation of the Merger, the Company paid approximately $116,120,000 in transaction, legal, accounting and tax fees. Costs related to the Company’s review of strategic alternatives of approximately $15,295,000 incurred prior to June 30, 2010 by the Company that were not contingent in nature were recorded in the Company’s statement of operations for June 30, 2010. Costs related to the Company’s review of strategic alternatives incurred subsequent to June 30, 2010 are currently being evaluated from an accounting and tax perspective.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended June 30, 2010 included herein in Item 1, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts in the tables, including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a leading provider in the $16 billion financial information services market, delivering financial market data, analytics and related solutions that are used extensively by financial institutions, as well as by active traders and individual investors. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, money management, hedge fund, security and financial instrument processing and securities administration sectors. We distribute our data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

Our financial reporting is currently based on four operating businesses that comprise two reportable operating segments: Institutional Services and Active Trader Services.

On July 29, 2010, the Company was acquired by investment funds managed by Silver Lake and Warburg Pincus. Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10Q for further discussion. The financial statements and footnote disclosures on this Form 10-Q reflect the predecessor basis financial statements and does not reflect the purchase accounting associated with the sale of the Company.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business is our largest business, contributing 65.9% of our revenue during the twelve months ended December 31, 2009 and providing an extensive range of financial market data services to over 5,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business provides an extensive range of daily opinions of value on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing its evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides over 1,300 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. Our real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. Our customized, web-based financial solutions product area designs, builds and hosts online financial systems that support wealth management and other and software-as-a-service (SaaS) applications primarily for financial institutions and infomedia companies.

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides over 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

eSignal. Our eSignal business provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools under both the eSignal and FutureSource brands. These offerings support a base of approximately 55,700 direct subscription terminals used by active traders, individual investors, financial advisors and other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. eSignal also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other financial instruments.

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

We are focused on expanding our leadership position in the financial information industry by investing in internal development programs, pursuing strategic acquisitions and optimizing our cost structure in ways that can enable us to deliver high-value services and solutions and extend our global reach. Our business has historically generated a high level of recurring revenue and cash flow from operations. We have historically invested our financial resources in organic growth initiatives and strategic acquisitions.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption over the past three years due to the recent financial crisis. As a result, financial institutions globally have acted to control or reduce operational spending during the latter half of 2008 and throughout 2009. Despite these circumstances, the overall market demand for financial information has continued to grow, albeit at lower rates, according to the Simba Business Information Markets report published in March 2010. During this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue.

Due to the recent financial crisis, we would expect considerable levels of uncertainty to persist in 2010 with respect to spending on financial information and related solutions. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, overall spending on financial information services is expected to experience 6% annual growth through 2013. Additionally, a number of the market segments that we target, such as Pricing and Valuation Services, are expected to grow at faster rates than the overall financial information services industry, according to industry research firm Aite Research. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

—	Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services:

—

Regulation and increased government oversight: The financial services industry has always been highly regulated. Regulatory changes during the past several years have generally been a positive catalyst in creating demand for our services. The recent financial crisis has increased the level of government involvement, and we anticipate new regulations, including those recently enacted in the U.S., and increased government oversight will lead to additional emphasis on providing transparency into how assets are valued, particularly in the post-trade asset valuation, compliance and risk management areas.

—

Convergence of U.S. and global regulatory practices and accounting standards: European and Asian regulatory practices and accounting standards, including those pertaining to the fair valuing of financial institutions’ investment holdings have differed from U.S. standards. We believe that these differences have resulted in more limited use of third-party evaluated pricing services like those offered by our Pricing and Reference Data business in Europe and Asia. However, we believe that these standards and practices, particularly those pertaining to fair value accounting, are converging and that this convergence will contribute to additional demand outside of the U.S. for third-party evaluated pricing services.

—

Growing emphasis on risk management: The financial crisis and anticipated changes in global regulations and accounting standards have placed an increased emphasis on risk management by investment managers. We expect this dynamic will further accelerate the penetration of our Pricing and Reference Data services and Fixed Income Analytics offerings in supporting risk management applications across the front- and middle-offices.

We are optimistic that greater oversight and scrutiny by regulators worldwide, combined with a global strengthening of fair value accounting standards and an intensifying focus on risk management, will drive increasing demand for our Pricing and Reference Data offerings and analytical decision-support tools. Nevertheless, it is unclear at this time how and to what degree these trends will impact our business.

—

Favorable global demographic trends: We believe that there is a confluence of dynamics influencing how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. These trends include long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, significant wealth accumulation in certain emerging markets and other changing investment policies. Global assets under management, for example, are expected to grow approximately 10% in 2010 according to market research firm Celent. We expect this trend to have a favorable impact on our business, particularly on our wealth management product area.

—	Increased focus on cost containment and operational efficiency:

—

Continued emphasis on cost containment and reduction: We expect the recent financial crisis to continue to influence spending on market data and related services in 2010 as financial institutions remain focused on containing or reducing their costs. This focus is leading to the redirection, in some cases, of spending into areas where our financial market data services and related solutions can help increase the efficiency of their workflows and related processing functions. However, in other areas, this focus has contributed to longer sales cycles, and resulted in increased cancellations, service downgrades, a reduction in the growth of usage-related revenue and renegotiations of fees during the past year. Market conditions appear to have stabilized in recent quarters, and we have experienced decreased cancellation levels in Institutional Services during the second quarter of 2010 in comparison to the same period one year ago. Although we have continued to grow annual revenue during and following the financial crisis, our growth rate has slowed and certain product areas have experienced declines.

—

Trend to outsource certain applications in an effort to improve operations and contain costs: There has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. Increasing costs associated with managing rising market data volumes, in combination with the focus on reducing or containing costs and the impact of vendor consolidation is prompting financial institutions to outsource the development and hosting of certain web-based systems and SaaS applications to third-party providers like ourselves. We believe hosted solutions, such as those offering cost-effective SaaS pricing models, will increasingly appeal to financial institutions, particularly in their wealth management operations.

In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. We are a major data supplier to this customer segment, and we believe this trend will continue. Even if an existing customer elects to terminate direct services from us in order to outsource its back-office operations to a service bureau or custodian bank, often times we continue to supply our data indirectly through our relationships with these institutions. In such cases, the revenue we earn per customer may be less than what we would earn if the customer obtained the data from us directly, but certain associated costs for delivery may also be less.

While the heightened attention by financial institutions on containing or reducing their spending may have positive effects on certain portions of our business, it also has the potential to adversely impact our future revenue in other areas of our business.

—

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions themselves to increase network capacity to address these volume issues. Our recent acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, enhances our ability to participate in the growing demand for services that support electronic trading applications.

—

Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two or more financial institutions that merge may take up to two or more years to fully complete, and can present both opportunity and risk for future revenue as a result. The recent financial crisis accelerated the pace and magnitude of M&A amongst financial companies during the fall of 2008, particularly those involving sales of distressed institutions. We deliver market data services to a number of customers involved in such consolidations. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. We would expect future M&A activity within the financial services industry to have the potential to adversely impact our future revenue.

—

Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments has escalated in recent years, although new issuance of various asset classes has slowed significantly in the wake of the recent financial crisis. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments seek to leverage efficiencies by working with independent third-party providers like ourselves to assist in valuing these instruments. We believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Although there has been a recovery in the new issuance of certain fixed income financial instruments, it is unclear whether such recovery and the continued innovation in financial instruments will be sustained or extend across other fixed income asset classes.

Our Pricing and Reference Data business has experienced growth, primarily driven by increased demand for its broad range of services, coupled with strong retention rates and a modest increase in usage revenue. Growth in our Pricing and Reference Data business is also driven by new sales to existing customers and, to a lesser extent, sales to new customers. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. During the second quarter of 2010, we expanded our evaluated pricing offerings with broader coverage and additional capabilities that help provide greater transparency into the evaluations process. Usage-related revenue growth, however, has moderated in recent quarters due to several factors, including asset class shifts and funds consolidation by certain customers as well as extensive cost-savings reviews that reduced the number of securities for which they needed information, the frequency of service delivery or both.

Our Real-Time Services business is experiencing revenue growth due to the contributions of the newly acquired OFS and 7ticks assets. Revenue for our real-time feeds, excluding the contribution from 7ticks, has experienced year-over-year declines for the past several quarters largely due to higher cancellations in prior periods. These cancellations, which increased during the first half of 2009, reflected the impact that the difficult economic environment and market conditions have had on many of our customers. Cancellation levels for real-time feeds declined during the second quarter of 2010 over the same period one year ago, which is consistent with the above-mentioned trend across our Institutional Services segment. We have continued to experience growth for our web-based solutions primarily due to higher new sales in the U.S. Growth in RTS is dependent, in large part, on a combination of the following: continuing to sustain our improved retention levels; increasing real-time feeds sales, driving adoption of the new 7ticks services and expanding our web-based solutions business globally, especially in the wealth management sector. During the second quarter of 2010, our Real-Time Services business continued integrating the OFS assets we acquired in late 2009, and building out the 7ticks network infrastructure.

Our Fixed Income Analytics business has experienced stable revenue, with new sales from both new and existing clients offset by cancellations, the majority of which are the result of client consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers. During the second quarter of 2010, this business continued to enhance its flagship BondEdge offering, including more tightly integrating BondEdge with leading trade order management solutions. During the past several quarters, we have been successful in driving improved net new business levels due in part to client migrations to our next-generation BondEdge platform driving new sales.

Overall, cancellations across our Institutional businesses, which are measured in value by U.S. dollars and exclude service downgrades and renegotiations, represented approximately 5% of total Institutional Services revenue for the twelve months ended June 30, 2010, compared with 6% for the twelve months ended June 30, 2009. We also measure revenue retention rates by dividing the dollar magnitude of cancellations during any given 12-month period by the annualized quarterly revenue run-rate entering that 12-month period, and this percentage is then subtracted from 100%. Our annualized quarterly revenue retention rates for our institutionally oriented businesses have averaged 94% since 2007, and our annualized second-quarter 2010 revenue retention rate was 94%. Despite the overall high level of retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods.

Active Trader Services

Our eSignal business has been impacted by challenging conditions in the active trader market. Expansion is partly dependent on the growth in online trading accounts managed by active traders and the trend in stock market volatility influencing subscriptions. During periods when the major stock markets are less volatile, we have seen that our active trader clients tend to trade less frequently and that cancellations of eSignal’s services typically increase and new subscriptions slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of eSignal’s services by traders who are unable or unwilling to withstand losses. In addition to factors such as price and ease of use, active traders consider the range of services, including the ability to directly execute their trades, when selecting a financial information service provider. We believe that the competition to acquire new subscribers has intensified as online brokerage firms continue to upgrade the features and tools they provide to their active trader clients. Although major stock markets experienced a recovery in 2009, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. Nevertheless, increased trading activity in the energy and commodities sectors has benefited certain eSignal’s offerings, including our FutureSource® Workstation and Market-QSM products, which are used by financial institutions and corporations, as well as active traders.

The combination of all of these trends has impacted our ability to grow eSignal’s direct subscriber base. As of June 30, 2010, eSignal supported 55,728 direct subscription terminals, a 2.6% decline from 57,233 direct subscription terminals as of June 30, 2009. In addition, the mix of subscribers may shift slightly from period to period, which can also impact revenue. At the same time, we are positioning certain eSignal products, such as Market-Q and eSignalPro®, to target the wealth management operations of financial institutions including financial advisors, stock brokers and other investment community professionals. During the second quarter of 2010, eSignal upgraded Market-Q with enhanced content, tools and navigation. Going forward, we believe that eSignal’s future growth is dependent on expanding its direct subscriber base for its offerings with both active traders and financial institutions.

eSignal’s online advertising revenue has continued to decline as a result of difficult market conditions. More specifically, businesses that advertise online reduced such spending in 2009. Further, we believe that there is intense competition to attract online advertisers, as well as visitors to financial sites.

Results of Operations

Selected Financial Data

(In thousands, except per share information)

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2010	2009	% Change	2010	2009	% Change

REVENUE	$193,970	$184,992	4.9%	$390,858	$371,026	5.3%

COSTS AND EXPENSES:
Cost of services	67,119	66,404	1.1%	134,802	126,829	6.3%
Selling, general and administrative	73,165	52,884	38.3%	139,712	115,531	20.9%
Depreciation	9,743	7,562	28.8%	19,300	14,679	31.5%
Amortization	8,407	7,558	11.2%	17,050	15,071	13.1%

Total costs and expenses	158,434	134,408	17.9%	310,864	272,110	14.2%

INCOME FROM OPERATIONS	35,536	50,584	(29.7%)	79,994	98,916	(19.1%)
Interest income	508	514	(1.2%)	811	1,160	(30.1%)

INCOME BEFORE INCOME TAXES	36,044	51,098	(29.5%)	80,805	100,076	(19.3%)
Income tax expense	10,887	17,919	(39.2%)	26,123	34,849	(25.0%)

NET INCOME	$25,157	$33,179	(24.2%)	$54,682	$65,227	(16.2%)
Less: Net income attributable to noncontrolling interest	—	(65)	(100%)	—	(172)	(100%)

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$25,157	33,114	(24.0%)	$54,682	$65,055	(15.9%)

EARNINGS PER SHARE – INTERACTIVE DATA CORPORATION:
Basic	0.26	0.35	(25.7%)	0.58	$0.69	(15.9%)
Diluted	0.26	0.34	(23.5%)	0.56	$0.68	(17.6%)
Cash dividends declared per common share	—	0.20	(100.0%)	0.20	$0.20	0.0%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	95,263	94,018	1.3%	94,922	93,856	1.1%
Diluted	98,188	96,312	1.9%	97,683	96,159	1.6%

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

Management refers to growth rates at constant foreign currency exchange rates so that business results can be viewed without the impact of changing foreign currency exchange rates, thereby facilitating period-to-period comparisons of our underlying business. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates. Use of this constant foreign currency exchange rate is considered in the Company’s following disclosures under the columns identified as Non-GAAP.

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenue

	For the Three Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Revenue (Non- GAAP)	2010 Adjusted Revenue (Non- GAAP) % Change
Institutional Services:
Pricing and Reference Data	$125,049	$123,190	1.5%	$607	$125,656	2.0%
Real-Time Services	40,467	32,832	23.3%	937	41,404	26.1%
Fixed Income Analytics	8,452	8,169	3.5%	4	8,456	3.5%

Total Institutional Services	$173,968	$164,191	6.0%	$1,548	$175,516	6.9%
Active Trader Services eSignal	$20,002	$20,801	(3.8%)	$108	$20,110	(3.3%)

Total Active Trader Services	$20,002	20,801	(3.8%)	$108	$20,110	(3.3%)

TOTAL REVENUE	$193,970	$184,992	4.9%	$1,656	$195,626	5.7%

Total revenue increased by $8,978,000, or 4.9%, to $193,970,000 in the second quarter of 2010 (or an increase of $10,634,000, or 5.7% excluding the impact of foreign exchange). The change in foreign exchange rates decreased revenue by $1,656,000 in the second quarter of 2010, mainly due to the strength of the US dollar against the UK pound and the Euro. In the second quarter of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. The OFS assets, which we acquired in December 2009 and the 7ticks assets, which we acquired in mid-January 2010, contributed revenue of $2,940,000, net of intercompany eliminations, and $3,656,000, respectively, in the second quarter of 2010.

Institutional Services

Revenue within the Institutional Services segment increased by $9,777,000, or 6.0%, to $173,968,000 in the second quarter of 2010. The change in foreign exchange rates, as noted above, decreased revenue by $1,548,000 in the second quarter of 2010. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $11,325,000, or 6.9%, in the second quarter of 2010. The out-of-period accounting adjustment in the second quarter of 2009 referenced above decreased second-quarter 2009 revenue by $2,294,000.

Revenue for the Pricing and Reference Data business increased by $1,859,000, or 1.5%, to $125,049,000 in the second quarter of 2010. The change in foreign exchange rates, as noted above, decreased revenue in the Pricing and Reference Data business by $607,000 in the second quarter of 2010. Excluding the impact of foreign exchange, revenue grew $2,466,000, or 2.0%, in the second quarter of 2010 primarily due to growth in the United States resulting from higher demand for fixed income evaluations and reference data and the impact of an annual price increase. This was partially offset by the elimination of $131,000 of revenue in the second quarter of 2009 associated with the acquisition of the OFS assets, referred to above.

Revenue for the Real-Time Services business increased by $7,635,000, or 23.3%, to $40,467,000 in the second quarter of 2010. The change in foreign exchange rates, as referred to above, decreased revenue in the Real-Time Services business by $937,000 in the second quarter of 2010. Excluding the impact of foreign exchange, revenue increased by $8,572,000 due primarily to the net contributions of $6,727,000 from the above-mentioned acquisitions of the OFS and 7ticks assets, growth for web-based solutions in both North America and Europe, and last year’s out-of-period accounting adjustment, which reduced second-quarter 2009 revenue by $2,294,000 as referenced above.

Revenue for the Fixed Income Analytics business increased by $283,000, or 3.5%, to $8,452,000 in the second quarter of 2010. The change in foreign exchange rates, noted above, decreased revenue by $4,000 in the second quarter of 2010. Excluding the impact of foreign exchange, revenue grew $287,000, or 3.5%, in the second quarter of 2010 due to improved new sales performance over the past several quarters.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $799,000, or 3.8%, to $20,002,000 in the second quarter of 2010. The change in foreign exchange rates, as noted above, decreased revenue by $108,000 in the second quarter of 2010. Excluding the impact of foreign exchange, revenue decreased $691,000, or 3.3%, in the second quarter of 2010. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 2.6% to 55,728 in the second quarter of 2010, coupled with lower advertising revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Three Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non- GAAP)	2010 Adjusted COS (Non- GAAP) % Change

COST OF SERVICES	$67,119	$66,404	1.1%%	$1,023	$68,142	2.6%%

Cost of services expenses increased by $715,000, or 1.1%, to $67,119,000 in the second quarter of 2010. The change in foreign exchange rates decreased cost of services expense by $1,023,000 in the second quarter of 2010. Excluding the impact of foreign exchange, cost of services expenses increased by $1,738,000, or 2.6%. In the second quarter of 2009, the out-of-period accounting adjustment recorded at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000. Acquisitions contributed cost of services expense totaling $5,192,000 in the second quarter of 2010. The 7ticks and OFS assets contributed cost of services expenses of $3,060,000 and $2,132,000, respectively, in the second quarter of 2010.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $2,903,000 mainly associated with increased headcount levels and annual merit-based salary increases that were implemented in January 2010. This is coupled with higher premises expense of $561,000, higher travel costs of $327,000, increased consulting expense of $298,000, and higher professional services expenditures of $215,000. This is partially offset by lower hardware and software repair and maintenance expense of $257,000. Cost of services expense as a percentage of revenue was 34.6% in the second quarter of 2010 compared with 35.9% in the second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Three Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non- GAAP)	2010 Adjusted SGA (Non- GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$73,165	$52,884	38.3%	$656	$73,821	39.6%

Selling, general and administrative expenses increased by $20,281,000, or 38.3%, to $73,165,000 in the second quarter of 2010. The change in foreign exchange rates decreased selling, general, and administrative expenses by $656,000 in the second quarter of 2010. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $20,937,000 or 39.6% in the second quarter of 2010. In the second quarter of 2009, the out of period accounting adjustment recorded at our European real-time market data services operation, as noted previously, increased selling, general, and administrative expense by $1,108,000. Acquisitions contributed selling, general and administrative expenses totaling $2,107,000 in the second quarter of 2010. The 7ticks and OFS assets contributed selling, general and administrative expenses of $1,474,000 and $471,000 respectively, in the second quarter of 2010. In addition, the Telerate Systems Limited (“TSL”) assets, which we acquired in mid-January 2010, contributed $162,000 of selling, general and administrative expenses in the second quarter of 2010. Costs associated with the Company’s review of strategic alternatives totaled $11,894,000, of which approximately $7,555,000 was associated with professional services such as investment banking and credit ratings service, $3,545,000 was related to legal expense, $362,000 was associated with director compensation and $250,000 was related to audit fees.

Other factors that increased selling, general and administrative expenses were higher bonus expense of $6,801,000 primarily related to certain incentive bonus compensation programs that are now in place after being substantially reduced in the second quarter of 2009 primarily because certain financial targets were not met last year. In addition, annual merit-based salary increases were implemented in January 2010 after being eliminated in 2009; coupled with increased personnel costs of $1,435,000 mainly related to higher headcount and annual merit-based salary increases that were implemented in January 2010. This is coupled with higher consulting expense of $289,000, increased travel expenditures of $191,000, higher supplies costs of $86,000 and increased commissions paid to third parties for the distribution of data of $71,000.

These increases were partially offset by the change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) of $763,000. In addition, marketing expense declined by $156,000, and bad debt expense decreased by $145,000. Selling, general, and administrative expenses as a percentage of revenue was 37.7% in the second quarter of 2010, compared with 28.6% in the second quarter of 2009.

Depreciation

	For the Three Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non- GAAP)	2010 Adjusted Depreciation (Non- GAAP) % Change

DEPRECIATION	$9,743	$7,562	28.8%	$66	$9,809	29.7%

Depreciation expense increased by $2,181,000 or 28.8%, to $9,743,000 in the second quarter of 2010. The change in foreign exchange rates decreased depreciation expense by $66,000 in the second quarter of 2010. Excluding the impact of foreign exchange, depreciation expense increased by $2,247,000 or 29.7%. Acquisitions contributed depreciation expense of $451,000 in the second quarter of 2010. The 7ticks and OFS assets contributed $434,000 and $17,000, respectively of depreciation expense in the second quarter of 2010. The remaining increase in depreciation expense is due to capital spending during the last twelve months and increased capitalized software development amortization in the second quarter of 2010. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Three Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	2010 Adjusted Amortization (Non- GAAP) % Change

AMORTIZATION	$8,407	$7,558	11.2%%	$69	8,476	12.1%

Amortization expense increased by $849,000, or 11.2%, to $8,407,000 in the second quarter of 2010. The change in foreign exchange rates decreased amortization expense by $69,000 in the second quarter of 2010. Excluding the impact of foreign exchange, amortization expense increased by $918,000 or 12.1% in the second quarter of 2010. The increase in amortization expense is primarily due to incremental amortization expense associated with the acquisitions of the 7ticks, OFS and TSL assets of $547,000, $312,000 and $127,000, respectively.

Other Consolidated Financial Information

Income from operations decreased by $15,048,000, or 29.7%, to $35,536,000 in the second quarter of 2010 due to the factors discussed above.

Interest income decreased by $6,000, or 1.2%, to $508,000 in the second quarter of 2010. The slight decrease in interest income is due to a decline in interest rates.

Income before income taxes decreased by $15,054,000, or 29.5%, to $36,044,000 in the second quarter of 2010 due to the factors discussed above.

Net income decreased by $8,022,000, or 24.2%, to $25,157,000 in the second quarter of 2010. The decrease in net income is primarily due to lower income before income taxes, partially offset by a lower effective tax rate of 30.2% in the second quarter of 2010 compared with 35.1% in the second quarter of 2009.

Net income attributable to the Company decreased by $7,957,000, or 24.0%, to $25,157,000 in the second quarter of 2010 due to lower net income described directly above, coupled with a reduction of $65,000 associated with the noncontrolling interest related to the NDF acquisition in the second quarter of 2009.

We generated basic net income per share of $0.26 and diluted net income per share of $0.26 in the second quarter of 2010, compared with basic net income per share of $0.35 and diluted net income per share of $0.34 in the second quarter of 2009.

Weighted average common basic shares and diluted shares outstanding in second quarter of 2010 grew slightly by 1.3% and 1.9% over weighted average common basic shares and diluted shares outstanding in the second quarter of 2009.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenue

	For the Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Revenue (Non- GAAP)	2010 Adjusted Revenue (Non- GAAP) % Change
Institutional Services:
Pricing and Reference Data	$251,546	$245,021	2.7%	($2,180)	249,366	1.8%
Real-Time Services	81,982	67,760	21.0%	(740)	81,242	19.9%
Fixed Income Services	17,081	16,362	4.4%	(2)	17,079	4.4%

Total Institutional Services	$350,609	$329,143	6.5%	($2,922)	347,687	5.6%
Active Trader Services:
eSignal	$40,249	41,883	(3.9%)	($345)	39,904	(4.7%)

Total Active Trader Services	40,249	41,883	(3.9%)	(345)	39,904	(4.7%)

TOTAL REVENUE	$390,858	$371,026	5.3%	($3,267)	387,591	4.5%

Total revenue increased by $19,832,000, or 5.3%, to $390,858,000 in the first six months of 2010 (or an increase of $16,565,000, or 4.5% excluding the impact of foreign exchange). The change in foreign exchange rates increased revenue by $3,267,000 in the first six months of 2010, mainly due to a weaker US dollar against the UK pound and the Euro. In the first six months of 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. The OFS assets, which we acquired in December 2009 and the 7ticks assets which we acquired in mid-January 2010, contributed revenue of $6,099,000, net of intercompany eliminations, and $6,109,000, respectively, in the second quarter of 2010.

Institutional Services

Revenue within the Institutional Services segment increased by $21,466,000, or 6.5%, to $350,609,000 in the first six months of 2010. The change in foreign exchange rates, as noted above, increased revenue by $2,922,000 in the first six months of 2010. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $18,544,000, or 5.6%, in the first six months of 2010. The out of period accounting adjustment in the first six months of 2009 decreased revenue by $2,294,000.

Revenue for the Pricing and Reference Data business increased by $6,525,000, or 2.7%, to $251,546,000 in the first six months of 2010. The change in foreign exchange rates, as noted above, increased revenue in the Pricing and Reference Data business by $2,180,000 in the first six months of 2010. Excluding the impact of foreign exchange, revenue grew $4,345,000, or 1.8%, in the first six months of 2010 primarily due to growth in the United States and Asia-Pacific regions resulting from higher demand for fixed income evaluations and reference data and the impact of an annual price increase. This was partially offset by the elimination of $239,000 of revenue in the first six months of 2009 associated with the acquisition of the OFS assets, referred to above.

Revenue for the Real-Time Services business increased by $14,222,000, or 21.0%, to $81,982,000 in the first six months of 2010. The change in foreign exchange rates, as referred to above, increased revenue in the Real-Time Services business by $740,000 in the first six months of 2010. Excluding the impact of foreign exchange, revenue increased by $13,482,000. The net contributions of $12,446,000 from the above-mentioned acquisitions of the OFS and 7ticks assets, the out of period accounting adjustment in the first six months of 2009 of $2,294,000, and strong growth for web-based solutions in North America was partially offset by lower revenue for real-time market data services resulting from the impact of increased cancellations in prior quarters.

Revenue for the Fixed Income Analytics business increased by $719,000, or 4.4%, to $17,081,000 in the first six months of 2010. The change in foreign exchange rates, noted above, increased revenue by $2,000 in the first six months of 2010. Excluding the impact of foreign exchange, revenue grew $717,000, or 4.4%, in the first six months of 2010 due to improved new sales performance over the past several quarters.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $1,634,000, or 3.9%, to $40,249,000 in the first six months of 2010. The change in foreign exchange rates, as noted above, increased revenue by $345,000 in the first six months of 2010. Excluding the impact of foreign exchange, revenue decreased $1,979,000, or 4.7%, in the first six months of 2010. This revenue decrease was related to a decline in the number of core eSignal direct subscription terminals, which decreased 2.6% to 55,728 in the first six months of 2010, coupled with lower advertising revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non-GAAP)	2010 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$134,802	$126,829	6.3%	($804)	$133,988	5.7%

Cost of services expenses increased by $7,973,000, or 6.3%, to $134,802,000 in the first six months of 2010. The change in foreign exchange rates increased cost of services expense by $804,000 in the first six months of 2010. Excluding the impact of foreign exchange, cost of services expenses increased by $7,169,000, or 5.7%. In the first six months 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased cost of services expense by $7,487,000. Acquisitions contributed cost of services expense totaling $9,195,000 in the first six months of 2010. The 7ticks and OFS assets contributed cost of services expenses of $5,253,000 and $3,942,000, respectively, in the first six months of 2010.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $3,702,000 mainly associated with increased headcount levels and annual merit-based salary increases that were implemented in January 2010. This is coupled with higher premises expense of $931,000, increased consulting expense of $637,000 and higher data acquisition costs of $401,000. In addition, communications expense increased by $288,000, travel-related expenditures increased by $177,000, and supplies costs increased by $142,000. This was partially offset by lower hardware and software repair and maintenance expense of $594,000. Cost of services expense as a percentage of revenue was 34.5% in the first six months of 2010 compared with 34.2% in the first six months of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non-GAAP)	2010 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$139,712	$115,531	20.9%	($1,095)	138,617	20.0%%

Selling, general and administrative expenses increased by $24,181,000, or 20.9%, to $139,712,000 in the first six months of 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $1,095,000 in the first six months of 2010. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $23,086,000 or 20.0% in the first six months of 2010. In the first six months of 2009, the out of period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation, as noted previously, increased selling, general, and administrative expense by $1,108,000. Acquisitions contributed selling, general and administrative expenses totaling $3,294,000 in the first six months of 2010. The 7ticks and OFS assets contributed selling, general and administrative expenses of $2,330,000 and $762,000 respectively, in the first six months of 2010. In addition, TSL assets contributed $202,000 of selling, general and administrative expenses in the first six months of 2010. Costs associated with the Company’s review of strategic alternatives totaled $15,295,000, of which approximately $7,574,000 was associated with professional services such as investment banking and credit ratings service, $6,155,000 was related to legal expense, $834,000 was associated with director compensation and $525,000 was related to audit fees.

Other factors that increased selling, general and administrative expenses were higher bonus expense of $7,153,000 primarily related to certain incentive bonus compensation programs that are now in place after being substantially reduced in the second quarter of 2009 primarily because certain financial targets were not met last year. In addition, annual merit-based salary increases were implemented in January 2010 after being eliminated in 2009; coupled with increased personnel costs of $3,092,000 mainly related to higher headcount and annual merit-based salary increases that were implemented in January 2010. This is coupled with higher premises expense of $380,000, higher consulting costs of $342,000, increased bad debt expense of $318,000, higher supplies costs of $88,000.

These increases were partially offset by lower stock-based compensation expenses of $2,635,000, of which $2,212,000 was related to a charge for stock-based compensation pertaining to our former Chief Executive Officer’s retirement in 2009, and the change in foreign exchange gain/loss (resulting primarily from the revaluation of European bank balances and inter-company balances) of $1,525,000. This was coupled with lower non-income tax expenses mainly related to a tax incentive of

$935,000, lower marketing expense of $414,000, decreased commissions paid to third parties for the distribution of data of $229,000, and lower travel-related expenditures of $134,000. Selling, general, and administrative expenses as a percentage of revenue was 35.7% in the first six months of 2010, compared with 31.1% in the first six months of 2009.

Depreciation

	For the Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non-GAAP)	2010 Adjusted Depreciation (Non- GAAP) % Change

DEPRECIATION	$19,300	$14,679	31.5%%	($61)	19,239	31.1%%

Depreciation expense increased by $4,621,000 or 31.5%, to $19,300,000 in the first six months of 2010. The change in foreign exchange rates increased depreciation expense by $61,000 in the first six months of 2010. Excluding the impact of foreign exchange, depreciation expense increased by $4,560,000 or 31.1%. Acquisitions contributed depreciation expense of $814,000 in the first six months of 2010. The 7ticks and OFS assets contributed $788,000 and $26,000, respectively, of depreciation expense in the first six months of 2010. The remaining increase in depreciation expense is due to capital spending during the last twelve months and increased capitalized software development amortization in the first six months of 2010. This is partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Six Months Ended June 30,
(In thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	2010 Adjusted Amortization (Non- GAAP) % Change

AMORTIZATION	$17,050	$15,071	13.1%%	($25)	17,025	13.0%%

Amortization expense increased by $1,979,000, or 13.1%, to $17,050,000 in the first six months of 2010. The change in foreign exchange rates increased amortization expense by $25,000 in the first six months of 2010. Excluding the impact of foreign exchange, amortization expense increased by $1,954,000 or 13.0% in the first six months of 2010. The increase in amortization expense is primarily due to incremental amortization expense associated with the acquisitions of the 7ticks, OFS and TSL assets of $1,243,000, $629,000 and $127,000, respectively.

Other Consolidated Financial Information

Income from operations decreased by $18,922,000, or 19.1%, to $79,994,000 in the first six months of 2010 due to the factors discussed above.

Interest income decreased by $349,000, or 30.1%, to $811,000 in the first six months of 2010. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $19,271,000, or 19.3%, to $80,805,000 in the first six months of 2010 due to the factors discussed above.

Net income decreased by $10,545,000, or 16.2%, to $54,682,000 in the first six months of 2010. The decrease in net income is primarily due to lower income before income taxes, partially offset by a lower effective tax rate of 32.3% in the first six months of 2010 compared with 34.8% in the first six months of 2009.

Net income attributable to the Company decreased by $10,373,000 or 15.9% to $54,682,000 in the first six months of 2010 due to lower net income described directly above, coupled with a reduction of $172,000 associated with the noncontrolling interest related to the NDF acquisition in the first six months of 2009.

We generated basic net income per share of $0.58 and diluted net income per share of $0.56 in the first six months of 2010, compared with basic net income per share of $0.69 and diluted net income per share of $0.68 in the first six months of 2009.

Weighted average common basic shares and diluted shares outstanding in the first six months of 2010 grew slightly by 1.1% and 1.6% over weighted average common basic shares and diluted shares outstanding in the six months of 2009.

Income Taxes

Three Months ended June 30, 2010 versus Three Months ended June 30, 2009

For the three months ended June 30, 2010, our quarterly effective tax rate after discrete items was 30.2% as compared to 35.0% for the three months ended June 30, 2009. We recorded a net discrete tax expense of $883,000 in the second quarter of 2010. The net discrete expense in the second quarter was attributable to (i) an interest expense charge on tax reserves for unrecognized tax benefits,(ii) a German dividend recorded in the quarter, offset by (iii) a benefit resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in a foreign jurisdiction, and (iv) realized tax benefits related to stock-based compensation expense.

The decrease in the second quarter estimated effective tax rate in relation to the prior year second quarter effective tax rate is attributable to (i) an increase in the proportion of income generated in lower tax jurisdictions as a percentage of consolidated pre-tax earnings due to our incurring $11,894,000 of strategic alternative review costs in the US offset by (ii) the elimination of the US Federal Research and Development credit and (iii) a decrease in tax exempt interest. The Company has not recorded a tax benefit for a US Research and Development tax credit as the laws allowing the credit have not been extended.

Six Months ended June 30, 2010 versus Six Months ended June 30, 2009

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the six months ended June 30, 2010, our effective tax rate after discrete items was 32.30% as compared to 34.8% for the six months ended June 30, 2009. The estimated annual effective tax rate for the six months ended June 30, 2010 was 31.19%, excluding the net discrete tax expense of $919,000 recorded in the first six months of 2010. The net discrete expense in the first six months was attributable to (i) an interest expense charge on tax reserves for unrecognized tax benefits, (ii) a German dividend recorded in the quarter, offset by (iii) a benefit resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in a foreign jurisdiction, and (iv) realized tax benefits related to stock-based compensation expense.

The decrease in the second quarter estimated annual effective tax rate in relation to the prior year second quarter effective tax rate is attributable to (i) an increase in the proportion of income generated in lower tax jurisdictions as a percentage of consolidated pre-tax earnings due to our incurring $15,295,000 of strategic alternative review costs in the U.S., offset by (ii) the elimination of the US Federal Research and Development credit and (iii) a decrease in tax exempt interest. We have not recorded a tax benefit for a US Research and Development tax credit as the laws allowing the credit have not been extended.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007, now codified in ASC 740. There were no material changes to our unrecognized tax benefits in the second quarter. As of June 30, 2010, we had approximately $10,121,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $2,300,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we have approximately $1,607,000 of accrued interest related to unrecognized tax benefits.

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

The three and six month effective tax rates assume costs incurred by the Company related to its review of strategic alternatives are tax deductible as the Merger was not effected at June 30, 2010. Costs related to the Company’s review of strategic alternatives paid by or after June 30, 2010 are currently being evaluated for tax deductibility.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions, to support business growth initiatives, to pay dividends to stockholders, and to repurchase shares of our common stock under our stock repurchase program. We continue to generate cash from operations and believe we remain in a strong financial position. Management believes that our cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities, will be sufficient to meet our cash needs for at least the next 12 months as of June 30, 2010. As of June 30, 2010, we had no long-term debt.

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flow provided by (used in):
Operating activities	$101,742	$86,080
Investing activities	(30,699)	(39,675)
Financing activities	6,088	(34,391)
Effect of change in exchange rates on cash and cash equivalents	(14,141)	8,757

Net (decrease) increase in cash and cash equivalents	$62,990	$20,771

Operating Activities

Net cash provided by operating activities increased by $15,662,000, or 15.4%, to $101,742,000 in the first six months of 2010. The increase in net cash provided by operating activities was primarily due to an increase in our working capital of $28,338,000 mainly due to the Company paying less in employee bonuses during the first quarter of 2010 for 2009 fiscal year bonuses than the Company paid during the first quarter of 2009 for 2008 fiscal year bonuses by approximately $17,600,000. In addition, the change in the employee bonus accrual from the first six months of 2009 as compared to the first six months of 2010 resulted in another positive working capital movement of approximately $6,400,000. The Company’s Compensation Committee (and with regard to executive officers, the Company’s Compensation Subcommittee) made a determination that no 2009 fiscal year bonuses would be paid. This decision is described more fully in the Company’s Proxy Statement filed with the SEC on April 15, 2010. The increase in our working capital was primarily offset due to a decrease in our net income during the first six months of 2010 of $10,545,000.

Investing Activities

Capital expenditures increased by $6,488,000, or over 41.2%, to $21,976,000 in the first six months of 2010 mainly due to the timing of capital expenditures planned for 2010, coupled with the impact of capital expenditures that were purchased and accrued for at the end of 2009, but, were paid in the first quarter of 2010. We continue to expect capital expenditures to be in the range of $49,000,000 to $51,000,000, which will be mainly focused on new product development initiatives, expanding and optimizing our underlying infrastructure and delivery platforms, and increased maintenance capital expenditures.

On January 15, 2010, the Company acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the total current purchase price to $30,522,000.

In the first six months of 2010, we purchased municipal bonds of $64,150,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $85,360,000 of municipal bonds, which matured during the first six months of 2010.

In the first six months of 2009, we purchased municipal bonds of $122,019,000 with original maturities greater than 90 days but remaining maturities of less than one year and had redeemed $101,063,000 of municipal bonds, which matured during the first six months of 2009.

We engage third-party investment advisers to advise us in connection with our investments.

Financing Activities

In the first six months of 2010, we received $23,149,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,073,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 126,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first six months of 2010, we did not repurchase any outstanding shares of common stock under the stock buyback program.

During the first six months of 2010, we paid a quarterly cash dividend to stockholders in the following amount on the following date:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from our existing cash resources.

As of May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake and Warburg Pincus. Under the terms of the agreement, the Company was prohibited from declaring future regular quarterly dividends or any special dividends to stockholders during the period from May 3, 2010 to the closing date under the agreement. The closing occurred on July 29, 2010.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2009.

Commitments and Contingencies

As of June 30, 2010, there had been no material changes to our commitments and contingencies since December 31, 2009. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements include all statements that are not historical statements and include our statements discussing our goals, beliefs, strategies, objectives, plans, future financial conditions, results of operations, cash flows, or projections as well as our statements about expected market conditions; our expected growth and profitability; planned product and service developments. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include but are not limited to:

Risks Related to Our Indebtedness

•

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

Risks Related to Our Business

•	The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

•	Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services.

•

Declining activity levels in the securities markets, weak or declining financial performance of financial market participants or the failure of market participants, could lower demand for our services.

•	We face intense competition.

•	A prolonged outage at one of our data centers or a disruption of our computer operations or those of our suppliers could result in reduced revenue and the loss of customers.

•	If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers.

•	If we are unable to maintain relationships with service bureaus and custodian banks, our revenue will decrease.

•	New offerings by competitors or new technologies could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings.

•	New legislation or changes in governmental or quasi-governmental rules, regulations, directives or standards may reduce demand for our services or increase our expenses.

•	Our cost-saving plans may not be effective which may adversely affect our financial results.

•	Our continued growth depends, in part, on our ability to successfully identify and complete acquisitions and enter into strategic business alliances.

•	We may fail to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into.

•

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation.

•	Certain of our subsidiaries are subject to complex regulations and licensing requirements.

•	We are subject to the risks of doing business internationally.

•

We have been involved in intellectual property disputes from time to time and we may be involved in future intellectual property disputes. These disputes could divert management’s attention, cause us to incur costs and prevent us from providing our services.

•	Our success is dependent in part upon our ability to attract and retain a qualified management team and other key personnel.

•	The holders of our equity control us and may have conflicts of interest with us or the holders of our debt.

•	We may fail to adequately protect client data.

•	We may face liability for, or incur costs to defend, information published in our services.

Risks Related to the Senior Notes due 2018

•

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•

The notes will not be secured by any of our assets and are effectively subordinated to our secured debt. The senior secured credit facilities are secured and, therefore, the related lenders will have a prior claim on substantially all of our assets and those of our guarantors.

•	The notes will be structurally subordinated to the liabilities of our non-guarantor subsidiaries.

•	Additional debt could reduce our ability to satisfy our obligations under the notes.

•	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.

•	We may not be able to repurchase the notes upon a change of control.

•

Federal and state fraudulent transfer laws may permit a court to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees and require note holders to return payments received and, if that occurs, note holders may not receive any payments on the notes.

•	There are restrictions on the ability of note holders to transfer or resell the notes without registration under applicable securities laws.

•

The ability of note holders to transfer the notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop, or if developed, be maintained, for the notes.

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

Total revenue for the three and six months ended June 30, 2010 and 2009 and long lived assets as of June 30, 2010 and December 31, 2009 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Revenue:
United Kingdom	$17,353	$16,125
All other European countries	27,059	29,331
Asia Pacific	7,578	7,321

Total	$51,990	$52,777

	Six Months Ended June 30,
	2010	2009
Revenue:
United Kingdom	$36,326	$34,282
All other European countries	56,546	57,456
Asia Pacific	15,375	14,071

Total	$108,247	$105,809

	As of June 30, 2010	As of December 31, 2009
Long-Lived Assets:
United Kingdom	$107,023	$114,390
All other European countries	87,157	103,088
Asia Pacific	37,667	36,687

Total	$231,847	$254,165

We do not currently enter into any hedging or derivative arrangements and we do not currently hold any market risk sensitive instruments for investment or other purposes as of June 30, 2010.

We currently invest excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities as of June 30, 2010. The money market fund accounts and marketable securities consist of high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. We believe that the effect, if any, of reasonable near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer, or PEO, and principal financial officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2010. Based on this evaluation, our PEO and PFO concluded that, as of June 30, 2010, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our PEO and PFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our PEO and PFO have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2007, our Board of Directors authorized the repurchase of 2,000,000 shares under the stock buyback program. On December 4, 2008, our Board of Directors authorized the repurchase of an additional 2,000,000 shares under the stock buyback program. In the first quarter of 2010, we did not repurchase any shares of outstanding common stock under the stock buyback program. As of June 30, 2010, there remained 1,514,737 shares available for purchase under the stock buyback program.

Under the terms of the agreement dated as of May 3, 2010, with Silver Lake and Warburg Pincus, the Company was prohibited from purchasing any additional shares of common stock during the period from May 3, 2010 to the closing date under the agreement. The closing occurred on July 29, 2010.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg-Investors LLC, Igloo Merger Corporation and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on May 5, 2010)

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

99.1	Voting Agreement, dated May 3, 2010, among Hg Investors LLC, Pearson DBC Holdings Inc. and Pearson plc. (Exhibit 99.1 to registrant’s Current Report on Form 8-K filed on May 5, 2010)

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 13, 2010	By:	/S/ RAYMOND L. D’ARCY
	Name:	Raymond L. D’Arcy
President and Chief Executive Officer

Dated: August 13, 2010	By:	/S/ CHRISTINE SAMPSON
	Name:	Christine Sampson
Chief Accounting Officer and Interim Chief Financial Officer