Form 10-Q
period 2010-09-30
INTERACTIVE DATA CORP/MA/
filed 2010-11-15
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of September 30, 2010.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Statements of Operations for the period from July 30, 2010 through September 30, 2010 for the Successor, and the period from July 1, 2010 through July 29, 2010 and the period from January 1, 2010 through July 29, 2010 and the Three and Nine Months Ended September 30, 2009 for the Predecessor	3
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 for the Successor and December 31, 2009 (Audited) for the Predecessor	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the period from January 1, 2010 through July 29, 2010 for the Predecessor and the period from July 30, 2010 through September 30, 2010 for the Successor	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the period from July 30, 2010 through September 30, 2010 for the Successor and the period from January 1, 2010 through July 29, 2010 and the Nine Months Ended September 30, 2009 for the Predecessor	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65

Item 4.	Controls and Procedures	66

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults upon Senior Securities	67

Item 4.	Reserved	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

Signatures

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from July 1 through July 29 2010	Three Months Ended September 30 2009
REVENUE	$134,261	$63,686	$192,092
COSTS AND EXPENSES:
Cost of services	47,435	27,097	60,347
Selling, general and administrative	38,640	33,793	57,387
Merger costs	63,379	37,439	—
Depreciation	5,926	3,204	8,283
Amortization	24,280	2,668	7,644

Total costs and expenses	179,660	104,201	133,661

(LOSS) INCOME FROM OPERATIONS	(45,399)	(40,515)	58,431
Interest (expense) income, net	(31,269)	132	323
Other income, net	703	66	12

(LOSS) INCOME BEFORE INCOME TAXES	(75,965)	(40,317)	58,766
Income tax (benefit) expense	(27,703)	(8,109)	15,636

NET (LOSS) INCOME	$(48,262)	$(32,208)	$43,130
Less: Net income attributable to noncontrolling interest	—	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(48,262)	$(32,208)	$43,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from January 1 through July 29 2010	Nine Months Ended September 30 2009
REVENUE	$134,261	$454,544	$563,118
COSTS AND EXPENSES:
Cost of services	47,435	161,899	187,176
Selling, general and administrative	38,640	158,210	172,918
Merger costs	63,379	52,734	—
Depreciation	5,926	22,504	22,962
Amortization	24,280	19,718	22,715

Total costs and expenses	179,660	415,065	405,771

(LOSS) INCOME FROM OPERATIONS	(45,399)	39,479	157,347
Interest (expense) income, net	(31,269)	760	1,362
Other income, net	703	249	133

(LOSS) INCOME BEFORE INCOME TAXES	(75,965)	40,488	158,842
Income tax (benefit) expense	(27,703)	18,014	50,485

NET (LOSS) INCOME	$(48,262)	$22,474	$108,357
Less: Net income attributable to noncontrolling interest	—	—	(172)

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(48,262)	$22,474	$108,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Successor	Predecessor
	Unaudited September 30, 2010	Audited December 31, 2009
ASSETS
Assets:
Cash and cash equivalents	$103,866	$209,946
Marketable securities	—	96,077
Accounts receivable, net of allowance for doubtful accounts and sales credits of $8,469 and $8,449 at September 30, 2010 and December 31, 2009, respectively	116,937	108,349
Prepaid expenses and other current assets	20,643	21,810
Income taxes receivable	33,481	—
Deferred financing costs, net	11,594	—
Deferred income taxes	7,402	6,532

Total current assets	293,923	442,714

Property and equipment, net	114,171	123,245
Goodwill	1,673,251	570,256
Intangible assets, net	2,036,683	138,988
Deferred financing costs, net	61,230	—
Other assets	9,299	5,968

Total Assets	$4,188,557	$1,281,171

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$20,665	$20,957
Accrued liabilities	85,591	78,194
Borrowings, current, net of original issue discount	4,908	—
Interest payable	11,959	—
Income taxes payable	—	4,500
Deferred revenue	31,908	34,586

Total current liabilities	155,031	138,237

Income taxes payable	10,136	10,986
Deferred tax liabilities	710,263	33,871
Other liabilities	43,098	15,971
Borrowings, net of current portion and original issue discount	1,965,769	—

Total Liabilities	2,884,297	199,065

Commitments and contingencies (Note 7)
Equity:
Interactive Data Corporation stockholders’ equity:
Predecessor:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 104,666,781 issued and 94,181,518 outstanding at December 31, 2009	—	1,046
Successor:
Common stock, $0.01 par value, 1,000 shares authorized, 10 shares issued and outstanding at September 30, 2010	—	—
Additional paid-in-capital	1,327,752	1,019,133
Treasury stock, at cost, zero and 10,485,263 shares, at September 30, 2010 and December 31, 2009 respectively	—	(221,246)
Accumulated (loss) earnings	(48,262)	279,096
Accumulated other comprehensive income	24,770	4,077

Total Interactive Data Corporation stockholders’ equity	1,304,260	1,082,106
Noncontrolling interest	—	—

Total Equity	1,304,260	1,082,106

Total Liabilities and Equity	$4,188,557	$1,281,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

Predecessor

	Common Stock			Treasury
	Number of Shares	Par Value	Additional Paid- In-Capital	Stock Number of Shares	Treasury Stock Cost
Balance, December 31, 2009 (Audited)	104,667	$1,046	$1,019,133	10,485	$(221,246)
Exercise of stock options and issuance of deferred and restricted stock units	1,513	15	24,109	—	—
Issuance of stock in connection with employee stock purchase plan	200	2	4,271	—	—
Tax benefit from exercise of stock options, employee stock purchase plan and pension cessation payments	—	—	54,226	—	—
Retirement of treasury stock (Note 11)	(10,485)	(104)	(128,865)	(10,485)	221,246
Stock-based compensation (Note 3)	—	—	23,985	—	—
Other comprehensive loss (Note 13)	—	—	—	—	—
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—
Net income	—	—	—	—	—

Balance, July 29, 2010	95,895	$959	$996,980	$—	$—

	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2009 (Audited)	$279,096	$4,077	$—	$1,082,106	$—
Exercise of stock options and issuance of deferred and restricted stock units	—	—	—	24,124	—
Issuance of stock in connection with employee stock purchase plan	—	—	—	4,273	—
Tax benefit from exercise of stock options, employee stock purchase plan and pension cessation payments	—	—	—	54,226	—
Retirement of treasury stock (Note 11)	(92,277)	—	—	—	—
Stock-based compensation (Note 3)	—	—	—	23,985	—
Other comprehensive loss (Note 13)	—	(15,226)	—	(15,226)	(15,226)
Common stock dividends awarded to holders of restricted stock units	(121)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	(18,953)	—	—	(18,953)	—
Cash dividends declared to noncontrolling interests on NDF common stock	(20)	—	—	(20)	—
Net income	22,474	—	—	22,474	22,474

Balance, July 29, 2010	$190,199	$(11,149)	$—	$1,176,989	$7,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

Successor

	Common Stock
	Number of Shares	Par Value	Additional Paid- In-Capital	Accumulated Loss
Equity contribution from parent company	10	—	1,353,969	—
Restrictions placed on shares purchased from parent company (Note 3)			(27,000)
Stock-based compensation (Note 3)	—	—	783	—
Other comprehensive income (Note 13)	—	—	—	—
Net loss	—	—	—	(48,262)

Balance, September 30, 2010	10	—	$1,327,752	$(48,262)

	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Equity contribution from parent company	—	1,353,969	—
Restrictions placed on shares purchased from parent company (Note 3)	—	(27,000)	—
Stock-based compensation (Note 3)	—	783	—
Other comprehensive income (Note 13)	24,770	24,770	24,770
Net loss	—	(48,262)	(48,262)

Balance, September 30, 2010	$24,770	$1,304,260	$(23,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from July 30 through September 30	Period from January 1 through July 29	Nine Months Ended September 30
	2010	2010	2009
Cash flows (used in) provided by operating activities:
Net (loss) income	$(48,262)	$22,474	$108,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,206	42,222	45,677
Amortization of discounts and premiums on marketable securities, net	—	766	1,484
Amortization of deferred financing costs and accretion of note discounts	3,313	—	—
Deferred income taxes	(25,856)	7,270	(7,967)
Excess tax benefits from stock-based compensation	—	(3,625)	(2,559)
Stock-based compensation	783	23,985	12,709
Non-cash interest expense	331	—	—
Provision for doubtful accounts and sales credits	37	103	1,067
Loss on dispositions of fixed assets	1	114	463
Changes in operating assets and liabilities, net
Accounts receivable	29,637	(37,572)	(12,342)
Prepaid expenses and other assets	2,560	1,314	(3,890)
Accounts payable, interest payable and tax accounts, net	16,002	(11,404)	2,768
Accrued expenses and other liabilities	(5,524)	20,282	(17,124)
Pension cessation payments	(3,200)	(82,741)	—
Deferred revenue	(19,548)	20,302	7,840

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(19,520)	3,490	136,483
Cash flows (used in) provided by investing activities:
Purchase of fixed assets	(8,241)	(26,395)	(25,157)
Business acquisitions, net of acquired cash	(2,361)	(29,923)	(3,231)
Acquisition of Interactive Data Corporation and Subsidiaries	(3,374,155)	—	—
Purchase of marketable securities	—	(64,136)	(200,176)
Proceeds from maturities and sales of marketable securities	—	159,428	173,510

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,384,757)	38,974	(55,054)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	28,397	15,936
Purchase of treasury stock	—	—	(18,150)
Common stock cash dividends paid	—	(18,964)	(56,413)
Excess tax benefits from stock-based compensation	—	3,625	2,559
Proceeds from issuance of long-term debt, net of issuance costs	1,899,670	—	—
Principal payments on long-term debt	(5,325)	—	—
Investment by parent company	1,353,969	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,248,314	13,058	(56,068)
Effect of change in exchange rates on cash and cash equivalents	3,109	(8,748)	10,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,854)	46,774	36,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,720	209,946	154,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,866	$256,720	$190,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Condensed Consolidated Financial Statements

On May 3, 2010, Interactive Data Corporation and Subsidiaries (“the Company”) entered into an agreement to be acquired by investment funds managed by Silver Lake Technology Management, L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Igloo Merger Corporation (“Merger Sub”) and Hg Investors LLC (“Parent”), on July 29, 2010, the Company completed its merger (the “Merger”) with Merger Sub. As a result of the Merger, the Company is now wholly-owned by Igloo Intermediate Corporation, a Delaware corporation and a direct subsidiary of Parent (“Intermediate”). Parent is wholly-owned by Igloo Holdings Corporation (“Holdings”), and approximately 98% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. The remaining 2% of capital stock of Holdings is currently held by executives of the Company who purchased these shares from the Sponsors subsequent to the closing of the Merger in connection with newly executed employment agreements.

In connection with the Merger, the Company’s stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and one or more co-investment vehicles controlled by, the Sponsors; (2) an equity investment by Mason Slaine, the Company’s Chief Executive Officer and Chairman of the Board; (3) financing provided by a new senior secured credit facilities (the “Senior Secured Facilities”) (4) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 16, “Debt” below); and (5) from cash on hand of the Company.

The accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-Q, for both the Predecessor and Successor periods. The Company applied purchase accounting to the opening balance sheet and results of operations on July 30, 2010 as the merger was considered completed at the close of business on July 29, 2010. The merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2010. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

	Three Months Ended	Year Ended
	March 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007	2006	Total
Decrease in Revenue	$191	$1,694	$200	$209	$2,294
Increase in Total Costs and Expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

2. Merger

As discussed in Note 1 above the Company completed the Merger on July 29, 2010. In connection with the Merger, the Company’s stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and one or more co-investment vehicles controlled by, the Sponsors; (2) an equity investment by Mason Slaine, the Company’s Chief Executive Officer and Chairman of the Board; (3) financing provided by a new senior secured credit facilities (the “Senior Secured Facilities”) and (4) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 16, “Debt” below); (5) from cash on hand of the Company.

Preliminary Purchase Price Allocation

The Merger has been accounted for as a business combination under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The preliminary purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values assigned to intangible assets, fixed assets, goodwill, deferred tax liabilities, deferred revenue, lease intangibles and thus future intangible amortization and fixed asset depreciation are considered preliminary. Additional adjustments may be recorded during the allocation period specified by ASC 805 as additional information becomes known or payments are made.

The preliminary purchase price allocation will be accounted for as follows (in thousands):

Assets:
Cash on hand	$256,720
Accounts receivable	145,794
Fixed assets	111,254
Intangible assets	2,046,400
Other assets (current and long term)	52,428
Goodwill	1,663,142

$4,275,738

Liabilities:
Accounts Payable, trade	18,648
Accrued Expenses	85,205
Deferred tax liability (net)	728,934
Deferred revenue	50,700
Other Liabilities (current and long term)	18,096

$901,583

Total Purchase Price	$3,374,155

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The above current working capital balances, with the exception of other liabilities which were adjusted in purchase accounting to eliminate deferred rent, approximate their respective carrying values as of the Merger date. The fixed asset balance of $111,254,000 includes an increase of approximately $12,266,000 to the historical carrying amount to present the fixed assets at fair value at Merger date and a reduction of approximately $26,975,000 relating to completed capitalized development, which for purchase accounting purposes is now reflected in the Company’s preliminary completed technology intangible at fair value. As mentioned above, the estimated fair value of these balances are considered preliminary.

See further discussion below regarding the intangible assets, goodwill and deferred revenue.

The preliminary fair value of the intangible assets will be amortized, over their respective economic benefit periods which range on an individual basis from 3.4 years to 25 years. The preliminary fair value and weighted average amortization periods in total and by major asset class are as follows:

Estimated Intangibles:	Weighted average amortization period	Estimated Fair value (in thousands)
Customer list	23.8 years	$1,552,100

Completed technology	5.4 years	191,100
Interactive Data trademarks (1)	Indefinite	175,900
Other trademarks	7.1 years	1,500
Data/Database	5.0 years	109,000
Exchange relationships	25.0 years	16,800

Total	20.8 years	$2,046,400

(1)	Identified as an indefinite life intangible and will be reviewed annually for impairment in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate an impairment may exist

The trademarks, customer list and completed technology were valued using the income approach and the database and exchange relationships were valued using the replacement cost approach. Fair values and useful lives assigned to intangible assets were based on the estimated value and use of these assets of a market participant.

Estimated deferred tax liabilities of approximately $720,269,000 were recorded related to the preliminary purchase price allocation to intangible assets and fixed assets.

In connection with the merger, the Company has recorded $1,663,142,000 of goodwill, none of which is tax deductible. The preliminary allocation of goodwill by segment is as follows (in thousands):

Estimated Goodwill:
Institutional Services	$1,616,906
Active Trader Services	46,236

Total	$1,663,142

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of Interactive Data Corporation resulted in the recognition of goodwill primarily because of the acquisition’s potential to help Interactive Data Corporation further expand its business globally over the long term through significant improvements to the Company’s technology and technical infrastructure, enhancement and expansion of products and services, and ongoing initiatives to reduce costs while increasing overall productivity and operational efficiency.

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a preliminary fair value of $50,700,000 using a cost-plus profit approach This approach determined the fair value of deferred revenue by estimating the cost to fulfill the obligations plus a normal profit margin. The Company is recognizing deferred revenue over the average remaining

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

term of the contracts (one year or less), which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of its’ deferred revenue balance by approximately $4,642,000.

Merger Costs

The Company expensed merger related costs of approximately $63,379,000 and $52,734,000 in the Company’s Successor statement of operations for the period July 30 through September 30, 2010 and Predecessor statement of operations for the period January 1, 2010 through July 29, 2010, respectively. Merger related costs include transaction fees and compensation associated with retention awards for certain employees and signing bonuses for newly hired executives.

The Company has expensed total transaction costs (“Transaction Costs”) of approximately $106,805,000, consisting of transaction, legal, accounting, valuation and tax advisor fees in connection with the Merger during the nine months ending September 30, 2010. Of the remaining Transaction Costs, not considering the portion that pertained to the Company’s financing effort (see below), approximately $56,721,000 have been reflected on the Company’s Successor statement of operations for the period July 30 through September 30, 2010 and approximately $34,789,000 have been reflected on the Company’s Predecessor statement of operations for the period July 1 through July 29, 2010. A total of approximately $15,295,000 of the Transaction Costs, were recorded in the Company’s statement of operations as of the six months ended June 30, 2010 as part of the costs related to the Company’s review of strategic alternatives. The Company has paid approximately $105,199,000 of these costs as of September 30, 2010.

The Company is currently performing a formal study of the Transaction Costs to provide a reasonable allocation of those costs between the business combination and debt financing costs as allowed under FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs.” The preliminary amount of Transaction Costs which the Company has determined to be related to debt financing costs is $24,186,000. These costs, and commitment fees and other issuance costs paid to the underwriters of $50,550,000 were capitalized in the Successor financials and included in Deferred Financing Costs on the consolidated balance sheet as of September 30, 2010 and are being amortized from the Merger date over the remaining term of the debt instruments. Refer to Footnote 16, “Debt” below for further discussion of debt financing costs. All amortization related to the capitalized debt financing costs will be recorded to interest expense in the statement of operations for financial reporting purposes.

In connection with the Merger, the Company entered into retention agreements for the payment of a transaction bonus (“Transaction Bonus”) with certain key employees. The Transaction Bonus is equal to a specified percentage of the employee’s base salary, one-third of which was paid to certain employees within this group for past significant short term effort on the closing of the Merger and the remaining unpaid balance which will be paid on the date that is four months following the Merger if the employee remains employed by the Company (or if earlier, the date on which the employee is terminated other than for cause or resigns for good reason). The estimated aggregate Transaction Bonus payout is expected to total approximately $14,219,000 (assuming no significant forfeitures) at the end of the four month period. An amount of approximately $2,651,000 (representing the one-third payment on the closing of the Merger) has been paid and was recorded to the Company’s Predecessor statement of operations in July 2010. The remaining unpaid amount of approximately $11,569,000 is being recorded to the Successor’s statement of operations ratably over the four month service period from August through November of 2010. There was $ 5,916,000 recorded in the Company’s Successor statement of operations for the period from July 30, 2010 through September 30, 2010, which includes certain accelerations related to terminated employees.

The Company also paid approximately $741,000 in signing bonuses to newly hired executives upon completion of the Merger which have been recorded as a merger cost in the accompanying Successor statement of operations.

Cash and Marketable Securities

In connection with the consummation of the Merger, the Company entered into various inter-company loans with its subsidiaries domiciled in foreign jurisdictions for the sole purpose of repatriating cash totaling approximately $81,000,000 to the United States and the United Kingdom. This remitted cash, along with other cash holdings of the Company were used to satisfy certain Merger related obligations.

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

Pension Cessation

As discussed in Note 10 “Retirement Plans”, the Company paid $3,200,000 and £53,000,000 (or approximately $82,741,000) to exit the defined benefit plans in the U.S. and U.K., respectively, at the time of the Merger. The impact of these payments are reflected in the purchase price allocation.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Transition Services Agreement (“TSA”) with Pearson

Prior to the Merger the Company received certain services from Pearson, plc and its subsidiaries and affiliates (“Pearson”) and provided certain services to Pearson as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010. Effective with the Merger, the Company entered into a transition services agreement with Pearson to provide certain services for the employee health benefit plans in the US and the UK and the use of accounting systems for certain of the subsidiaries of the Company, primarily in the UK. In addition, the Company will provide Pearson with certain financial data services. The term for these services range from three months to three years. The estimated net cost over the life of this agreement to the Company is expected to be approximately $75,300 and will be charged to income as the services are performed and related expenses are incurred.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the merger took place on January 1, 2010 and 2009. The historical information has been adjusted to give effects to events that are (1) directly attributable to the merger, (2) factually supportable and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to the debt issued in conjunction with the merger as well as additional amortization expense associated with the preliminary valuation on intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

Unaudited	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$199,947	$191,792	$588,105	$560,118

COST AND EXPENSES
Cost of Services	68,591	59,323	201,440	184,258
Selling, general & administrative	62,277	56,428	184,966	167,593
Merger costs	—	—	116,113	116,113
Depreciation	9,130	8,283	28,430	22,962
Amortization	36,250	36,250	108,750	108,750

Total Costs and expenses	176,248	160,284	639,699	599,676

INCOME FROM OPERATIONS	23,699	31,508	(58,594)	(39,558)
Interest expense	(46,401)	(45,793)	(137,360)	(135,885)
Other income, net	769	335	952	—

LOSS BEFORE INCOME TAXES	(21,933)	(13,950)	(188,002)	(175,443)
Income tax benefit	(4,395)	14,578	69,324	85,933

NET (LOSS) INCOME	($26,328)	$628	($118,678)	($89,510)

3. Stock-Based Compensation

Predecessor

Stock-based Compensation Plans:

Employee Stock Option Plan

The Company’s pre-Merger employee stock option plans were the 2000 Long-Term Incentive Plan (the “2000 LTIP”) and the 2009 Long-Term Incentive Plan (the “2009 LTIP”). For a detailed description of these plans, refer to Note 7 “Stock Based Compensation” in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On July 29, 2010, following consummation of the Merger, the Company terminated the 2000 LTIP and the 2009 LTIP.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock and Deferred Stock Units

The Company awarded restricted and deferred stock units to certain key employees, executive officers and members of the board of directors under the 2000 LTIP and the 2009 LTIP. Each of these units represented the contingent right to receive one share of Company common stock. An aggregate of 1,286,994 deferred and restricted stock units had been granted through July 29, 2010. Pursuant to the terms of the applicable grant certificates, the underlying shares of common stock were distributed, at no cost, to grantees at the end of a three-year vesting period, with the exception of restricted stock units awarded to directors in May 2008 and May 2009 which had a one-year vesting period. There was acceleration of the vesting under certain circumstances, for instance, in the event of a job elimination or change in control. The Company charged the cost of the awards, which the Company determined to be the fair value of the shares at the date of the grant, to compensation expense on a straight-line basis, ratably, over the vesting periods. During the period from January 1, 2010 through July 29, 2010, the Company issued a total of 95,151 shares of common stock in connection with the settlement of restricted and deferred stock units.

On July 29, 2010, in connection with the Merger and in accordance with the plan provisions, all unvested deferred and restricted stock units were accelerated pursuant to terms of the 2000 LTIP and 2009 LTIP. Following the acceleration, the holders received $33.86 per share in connection with the Merger.

Employee Stock Purchase Plan

In 2001, the Company adopted the Company’s 2001 Employee Stock Purchase Plan for all eligible employees worldwide (the “2001 ESPP”). The 2001 ESPP allowed employees to purchase stock at a 15% discount price at specific times. During the period from January 1, 2010 through July 29, 2010, employees purchased an aggregate of 200,097 shares at an average share price of $21.35.

Shares of common stock that were issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP were issued from authorized, but unissued common stock.

The 2001 ESPP was terminated on July 29, 2010, following the consummation of the Merger.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation- Stock Compensation,”(“ASC 718”), which required the Company to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, was based on the value of the portion of stock-based payment awards that were ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of operations for the period from July 1, 2010 through July 29, 2010, January 1, 2010 through July 29, 2010 and for the three and nine months ended September 30, 2009 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company estimated forfeiture rates based on the Company’s historical forfeitures of stock options.

The Company recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Period from July 1, 2010 through July 29, 2010	Three Months Ended September 30, 2009	Period from January 1, 2010 through July 29, 2010	Nine Months Ended September 30 2009
Cost of services	$5,941	$1,024	$7,894	$2,918
Selling, general and administrative	11,387	2,448	16,091	9,791

Stock-based compensation expense before income taxes	$17,328	$3,472	$23,985	$12,709
Income tax benefit	9,245	1,311	11,321	4,500

Stock-based compensation expense after income taxes	$8,083	$2,161	$12,664	$8,209

2010

        Included in the periods from July 1, 2010 to July 29, 2010 and January 1, 2010 to July 29, 2010 is $17,328,000 of stock-based compensation expense resulting from the acceleration of unvested stock based awards in connection with the Merger. As a result of the Merger, pursuant to terms of the 2000 LTIP and 2009 LTIP, vesting of stock options and deferred and restricted stock units were accelerated upon the closing of the Merger and cancelled with a right to receive cash. Immediately following the Merger, the holders of stock options received a cash payment equal to the intrinsic value of the awards based on a market price of $33.86 per share while

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the holders of deferred and restricted stock units received $33.86 per share in cash. The aggregate cost associated with the settlement of the stock options and deferred and restricted stock units was approximately $127,164,000 and was recorded as part of the Company’s approximate $3.4 billion purchase price.

2009

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, Stuart J. Clark stepped down as President and Chief Executive Officer of the Company effective March 2, 2009. Mr. Clark remained employed by the Company as an advisor and was expected to retire no later than August 1, 2009 or earlier upon agreement. Mr. Clarks’ full retirement subsequently occurred on July 20, 2009. In connection with his planned retirement, Mr. Clark was awarded 61,884 restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant would vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark would be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1,348,000 based on the fair value of the Company’s share price on March 2, 2009.

With respect to Mr. Clark’s equity awards that were outstanding as of March 2, 2009, the following award modifications were made: (i) the vesting of his equity awards was accelerated in full as of the Full Retirement Date; and (ii) the post-termination exercise period of his stock options was extended from 90 days to two years from the Full Retirement Date (or the option expiration date, if earlier).

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

The estimated fair value of the options granted in the Predecessor financials was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporated assumptions to value stock-based awards. The risk-free interest rate was based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of the common stock was based on the historical volatility of the common stock price over the expected term of the option. The expected term was based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflected our historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by our Board of Directors divided by the closing price of the common stock on the declaration date of each dividend.

Assumptions and Fair Values

No stock options were granted during the period from January 1, 2010 through July 29, 2010.

The fair value of stock options granted under the 2000 LTIP and 2009 LTIP were estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2009:

Three and Nine Months Ended September 30, 2009
Risk free interest rate	2.4%-2.6%
Expected term (in years)	5.9
Weighted average expected volatility	29.7%
Expected dividend yield	3.6%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $4.91.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the period from July 1, 2010 through July 29, 2010	Three months ended September 30, 2009
Risk free interest rate	—	0.3%
Expected term (in years)	—	0.5
Weighted average expected volatility	—	39.7%
Expected dividend yield	—	3.6%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the three months ended September 30, 2009 was $5.19.

	For the period from January 1, 2010 through July 29, 2010	Nine months ended September 30, 2009
Risk free interest rate	0.2%	0.3%-0.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	23.8%	48.4%
Expected dividend yield	3.3%	3.6%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the period from January 1, 2010 through July 29, 2010 and for the nine months ended September 30, 2009 was $6.00 and $5.82, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the 2000 LTIP and 2009 LTIP for the period from January 1, 2010 through July 29, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2010	9,772	$20.53
Granted	—	—
Exercised	(1,413)	(18.25)
Forfeited	(39)	(23.55)
Expired	(27)	(21.37)
Cancelled and cash settled[1]	(8,293)	(20.91)

Outstanding at July 29, 2010	—	$—

[1]	As noted above, vesting of stock options and deferred and restricted stock units were accelerated upon the closing of the Merger and then cancelled with a right to receive cash.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the status and activity for restricted and deferred stock units under the 2000 LTIP and 2009 LTIP for the period from January 1, 2010 through July 29, 2010, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2010	625,749	$24.41
Granted	3,737	31.97
Vested	(165,348)	(26.57)
Forfeited	(4,236)	(23.29)
Cancelled and cash settled[1]	(459,902)	(23.71)

Unvested at July 29, 2010	—	$—

[1]	As noted above, vesting of stock options and deferred and restricted stock units were accelerated upon the closing of the Merger and then cancelled with a right to receive cash.

Successor

Stock-based Compensation Plans:

Employee Stock Option Plan

On August 4, 2010, Holdings adopted its 2010 Stock Incentive Plan (the “Plan”), pursuant to which 108,317,501 shares of Holding’s common stock, par value $0.01 per share (“Holdings Common Stock”), were reserved for future issuances pursuant to awards under the Plan. The Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards to employees and other service providers of Holdings and its subsidiaries, including the Company. Shares of Holdings Common Stock acquired pursuant to awards granted under the Plan will be subject to certain transfer restrictions and repurchase rights set forth in the Plan.

All stock options granted to date are subject to both time-based and performance-based vesting conditions, based on the return received (or deemed received) by the Sponsors on their initial equity investment in Holdings upon the occurrence of certain events, including, a change in control of Holdings. Shares of Holdings Common Stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

The employees that have received option grants through September 30, 2010 are employees of the Company and given the Company is a consolidated subsidiary of Holdings, the compensation expense, based on the grant date fair value, will be recognized over the determined service period on the Company’s statement of operations.

Restricted Stock

Subsequent to the merger, certain executives purchased an aggregate of 27,000,000 shares of Holdings Common Stock from the Sponsors for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. The shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to call in the shares from the employees at the lower of cost or fair market value. As a result of these call features, the Company has determined the proceeds the parent company received in the sale of these shares should be recorded as a restricted stock liability and are recorded in Other Liabilities on the Company’s consolidated balance sheet as of September 30, 2010.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Expense and Valuation Assumptions

For the period from July 30, 2010 through September 30, 2010, the Company recognized stock-based compensation expense under ASC 718 as follows (in thousands):

Period from July 30, 2010 to September 30, 2010
Cost of services	$—
Selling, general and administrative	783

Stock-based compensation expense before income taxes	$783
Income tax benefit	337

Stock-based compensation expense after income taxes	$446

The fair value of stock options granted to date under the Plan was estimated as of the date of grant using a Monte Carlo simulation model with the following assumptions:

Period from July 30, 2010 to September 30, 2010
Risk free interest rate	0.2% to 3.0%
Weighted average expected volatility	32.0% to 100.0%
Expected dividend yield	0.0%

The weighted average grant-date fair value of options granted under the Plan for the period from July 30, 2010 to September 30, 2010 was $0.59.

The expected term of options granted under the Plan of 6.9 years represents a weighted average term derived from the Monte Carlo simulation models used for each award.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the period from July 30, 2010 through September 30, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
(in thousands, except per share data)
Outstanding at July 30, 2010	—	$—
Granted	68,679	1.00
Exercised	(—)	(—)
Forfeited	(—)	(—)
Expired	(—)	(—)

Outstanding at September 30, 2010	68,679	$1.00

Total unrecognized compensation expense, net of forfeitures, as it relates to the Company’s non-vested employee stock option plan is $36,755,000, of which $28,372,000 will be recognized over an implicit and/or explicit weighted average service period of 4.9 years. Additionally there is unrecognized compensation related to awards with performance conditions which would not be recognized, until such conditions are probable of occurring, in the amount of $ 8,383,000.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Cash, Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The Company’s cash and cash equivalents has consisted primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at September 30, 2010 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money Market Funds- cash equivalent	$13	—	—	$13
Cash	103,853	—	—	103,853

Total	$103,866	$—	$—	$103,866

Cash and cash equivalents by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations- cash equivalent (1)	$13,365	$—	$—	$13,365
Money Market Funds- cash equivalent	21,699	—	—	21,699
Cash	174,882	—	—	174,882

Total	$209,946	$—	$—	$209,946

(1)	Consisted of available-for-sale securities with original and remaining maturities of less than three months that were carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity on the December 31, 2009 consolidated balance sheet.

Marketable Securities

The Company follows FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”), in accounting for marketable securities. The Company invests in high-grade municipal obligations. Certain municipal obligations have long-term underlying maturities; however, they have short-term effective maturities because they are scheduled to be pre-refunded in the short-term with funds secured in escrow accounts or are variable rate demand notes, which allow the Company to put the notes to a remarketing agent in the short-term. Marketable securities consist of municipal obligations with original maturities of greater than 90 days and effective maturities less than twelve months from the balance sheet date or are expected to be sold by the Company within one year of the balance sheet date. All marketable securities in the past have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on our available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity at each reporting date.

In connection with the consummation of the Merger, the Company sold all of the U.S. marketable securities held by the Company in July 2010 and has not purchased any further securities subsequent to the Merger. The Company obtained proceeds totaling approximately $75,100,000 as a result of such sales which was used to settle certain Merger related obligations. In connection with the sales, the Company recorded a gain on sale of marketable securities of approximately $5,000.

Marketable securities by security type and scheduled maturity at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations (within 1 year)	$96,057	$28	$(8)	$96,077

There were no significant sales of our marketable securities for the year ended December 31, 2009.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of September 30, 2010:

	September 30, 2010
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:

Money Market Funds—Cash Equivalents	$13	$—	$—	$13
Other (1)	6,401	—	—	6,401
Interest Rate Cap- Derivative (2)	—	3,468	—	3,468

Total Assets	$6,414	$3,468	$—	$9,882

	September 30, 2010
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Other (1)	$6,401	$—	$—	$6,401
Contingent Consideration (3)	—	—	8,000	8,000

Total Liabilities	$6,401	$—	$8,000	$14,401

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other Assets and Other Liabilities of the Company’s Consolidated Condensed Balance Sheet at September 30, 2010. Refer to Note 17, “Derivatives,” below for further discussion and information.
(3)	Represents the current estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, of which, $1,600,000 is recorded in Accrued Liabilities and $6,400,000 is recorded in Other Liabilities on the Consolidated Balance Sheet at September 30, 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company. Refer to Note 14, “Acquisitions,” below for further discussion.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

Earn-Out
Balance, December 31, 2009	$—
Total (gains)/losses (1)	(500)
Transfers in/out of Level 3	—
Purchases, sales, issuances and settlements (net) (Contingent consideration recorded for business acquisition)	8,500

Balance, September 30, 2010	$8,000

(1)	The decrease in the contingent liability is reflected in Other Income on the Successor’s consolidated statement of operations.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of September 30, 2010, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s new Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 which bear interest at a fixed rate approximate the fair value based on comparable market terms and conditions. Refer to Note 16 “Debt” and Note 17 “Derivatives” below for further discussion.

6. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders, individual investors and investment community professionals worldwide.

Institutional Services

The Company’s Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. The Pricing and Reference Data business provides an extensive range of financial market data services to over 5,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which the Company refers to as evaluated pricing, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing the Company’s evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. The Real-Time Services business provides over 1,300 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. The real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which the Company provides direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. The customized, web-based financial solutions product area designs, builds and hosts online financial systems that support wealth management and other and software-as-a-service (SaaS) applications primarily for financial institutions and infomedia companies.

•

Interactive Data Fixed Income Analytics. The Fixed Income Analytics business provides approximately 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Active Trader Services

The Active Trader Services segment targets active traders, individual investors and investment community professionals. The Company considers active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. The Interactive Data Desktop Solutions business, formerly known as eSignal, provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools under the Interactive Data and FutureSource brands. These offerings support a base of approximately 55,700 direct subscription terminals used by active traders, individual investors, financial advisors and other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. This business also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other financial instruments.

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, the Company has provided the information for the periods below.

Reportable segment financial information is as follows (in thousands):

	Successor	Predecessor
	Period from July 30, 2010 through September 30, 2010	Period from July 1, 2010 through July 29, 2010	Three months ended September 30, 2009

Revenue (a):
Institutional Services	$121,061	$57,437	$171,196
Active Trader Services	13,200	6,249	20,896

Total	$134,261	$63,686	$192,092

Income (Loss) from operations (b):
Institutional Services	$47,862	$23,644	$79,124
Active Trader Services	4,194	1,016	8,460
Corporate and unallocated (c)	(97,455)	(65,175)	(29,153)

	$(45,399)	$(40,515)	$58,431

Reconciliation of income(loss) from operations to income before taxes:
Income (Loss) from operations (b):	$(45,399)	$(40,515)	$58,431
Interest (expense) income (net)	(31,269)	132	323
Other Income (net)	703	66	12

(Loss) Income before income taxes	$(75,965)	$(40,317)	$58,766

	Successor	Predecessor
	Period from July 30, 2010 through September 30, 2010	Period from January 1, 2010 through July 29, 2010	Nine months ended September 30, 2009

Revenue (a):
Institutional Services	$121,061	$408,045	$500,339
Active Trader Services	13,200	46,499	62,779

Total	$134,261	$454,544	$563,118

Income (loss) from operations (b):
Institutional Services	$47,862	$167,436	$217,976
Active Trader Services	4,194	12,725	22,940
Corporate and unallocated (c)	(97,455)	(140,682)	(83,569)

	$(45,399)	$39,479	$157,347

Reconciliation of income (loss) from operations to income before taxes:
Income (Loss) from operations (b):	$(45,399)	$39,479	$157,347
Interest (expense) income (net)	(31,269)	760	1,362
Other Income (net)	703	249	133

(Loss) Income before income taxes	$(75,965)	$40,488	$158,842

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Successor	Predecessor
	As of September 30, 2010	As of December 31, 2009
Identifiable assets by reportable segment:
Institutional Services	$4,013,383	$1,040,282
Active Trader Services	119,713	187,105
Corporate and unallocated (d)	55,461	53,784

Total	$4,188,557	$1,281,171

Total assets by reportable segment are subject to change as the preliminary purchase price allocation related to the Merger is refined and finalized. Refer to Note 2 “Merger” above for further discussion.

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center, transaction costs and transaction bonuses related to the Merger (Refer to Note 2 “Merger” above) and all intangible asset amortization for the Company.
(d)	All preliminary Goodwill and Intangible assets have been allocated to the two reportable segments.

7. Commitments and Contingencies

As of September 30, 2010, there have been no material changes to our commitments and contingencies since December 31, 2009 except for the new debt instruments entered into by the Company in connection with the Merger. Refer to Note 2 “Merger” and Note 16 “Debt”. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Income Taxes

Predecessor

For the interim period January 1 through July 29, 2010, the Company’s effective tax rate was 44.5%. The estimated annual effective tax rate for this interim period was 47.2%, excluding the net discrete tax benefit of $1,097,000. The net discrete benefit for the seven months was attributable to (i) a German dividend and foreign tax credit recorded in the period, (ii) realized tax benefits related to stock-based compensation expense, offset by (iii) an expense resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in a foreign jurisdictions, and (iv) an interest expense charge on tax reserves for unrecognized tax benefits.

The Company’s unrecognized tax benefits; including interest and penalties totaled $12,900,000 at July 29, 2010, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of July 29, 2010, the Company had approximately $1,600,000 of accrued interest related to uncertain tax positions.

The Company has significant net operating losses (NOL) which should not be limited based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

The Company is currently evaluating the tax deductibility of the transaction costs related to the Merger. Upon completion of this evaluation the Company will determine if a there are any unrecognized tax benefits associated with the transaction costs.

Successor

For the period July 30 through September 30, 2010, the Company’s effective tax rate was 36.5%. Excluding the net discrete tax expense of $5,007,400, the estimated annual effective tax rate for the successor period is 43.0%. The net discrete tax expense in this interim period was primarily attributable to (i) preliminary non-deductible transaction costs, (ii) an expense resulting from a tax provision to tax return adjustment with respect to the filing prior years’ federal tax return, (iii) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (iv) a release of tax reserves and interest resulting from the settlement of state income tax audits in various tax jurisdictions, and (v) a release of tax reserves and interest resulting from expiration of statute of limitations.

The Company’s unrecognized tax benefits; including interest and penalties totaled $7,900,000 at September 30, 2010, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of September 30, 2010, the Company had approximately $500,000 of accrued interest related to uncertain tax positions.

The Company is currently evaluating the tax deductibility of the transaction costs related to the Merger. Upon completion of this evaluation the Company will determine if there are any unrecognized tax benefits associated with the transaction costs.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as U.S., the United Kingdom, Germany, Australia, and Canada.

The Company has recorded a significant deferred tax liability in the current quarter related to the valuation of intangible and fixed assets in Purchase Accounting. The amount reported is preliminary and subject to adjustment based on the final valuation. Refer to Note 2 “Merger” for further discussion.

9. Goodwill and Intangible Assets

Intangible assets for the Predecessor consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	Predecessor
		Period January 1, 2010 through July 29, 2010			December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,089	$(87,555)	$534	$88,128	$(87,515)	$613
Securities databases	4.0 years	15,178	(13,247)	1,931	15,418	(12,741)	2,677
Computer software /technology	7.6 years	98,636	(79,550)	19,086	99,383	(76,683)	22,700
Customer lists	11.4 years	280,303	(191,059)	89,244	274,268	(177,513)	96,755
Service contracts	21.4 years	21,043	(6,203)	14,840	20,490	(5,495)	14,995
Trademarks	10.8 years	3,100	(1,572)	1,528	2,600	(1,352)	1,248

Total		$506,349	$(379,186)	$127,163	$500,287	$(361,299)	$138,988

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following the purchase price accounting, preliminary intangible assets for the Successor consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	Successor
		September 30, 2010
		Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	5.4 years	$192,399	$(8,507)	$183,892
Customer lists	23.8 years	1,563,488	(11,936)	1,551,552
Definite-lived trademarks	7.1 years	2,590	(92)	2,498
Data/databases	5.0 years	109,662	(3,633)	106,029
Exchange relationships	25.0 years	16,923	(112)	16,811

		$1,885,062	$(24,280)	$1,860,782
Non-Amortizing Intangibles:
Indefinite-lived trademarks	Indefinite	$175,901	$—	$175,901

Total		$2,060,963	$(24,280)	$2,036,683

The estimated amortization expense of the preliminary intangible assets is as follows (in thousands):

For year ending 12/31/11	$144,414
For year ending 12/31/12	$140,236
For year ending 12/31/13	$127,852
For year ending 12/31/14	$115,653
For year ending 12/31/15	$93,294
For years thereafter	$1,201,926

The estimated amortization expense of intangible assets for the period October 1, 2010 through December 31, 2010 is $37,407,000.

The amount of amortization to be recorded in future periods is subject to change as the preliminary purchase price allocation is refined and finalized. Refer to Note 2 “Merger.”

The changes in the carrying amount of goodwill for the period ending July 29, 2010 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2009	$416,749	$153,507	$570,256
Goodwill acquired during the year	(a) 25,766	—	25,766
Impact of change in foreign exchange rates	(6,897)	(12)	(b) (6,909)

Balance as of July 29, 2010	$435,618	$153,495	$589,113

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(a)	Represents $26,586,000 of acquired goodwill, related to the Company’s acquisition of 7ticks assets in the first quarter of 2010, offset by working capital payments of $820,000 received by the Company during the first nine months of 2010 in connection with the acquisition of the OFS assets in the fourth quarter of 2009. Refer to Note 14, “Acquisitions,” below for further discussion.
(b)	Foreign currency translation adjustments totaling a decrease of $6,909,000 primarily reflects the strength of the US Dollar against the UK pound and the Euro during the period ended July 29, 2010.

The changes in the carrying amount of goodwill for the period since the Merger through September 30, 2010 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Goodwill assigned in preliminary purchase price allocation (c)	1,616,906	46,236	1,663,142
Impact of change in foreign exchange rates (d)	10,109	—	10,109

Balance as of September 30, 2010	$1,627,015	$46,236	$1,673,251

(c)	Refer to Note 2 “Merger” above for further discussion.
(d)	Foreign currency translation adjustments totaling an increase of $10,109,000 primarily reflects the weakening of the US Dollar against the UK pound and the Euro during the period from July 30, 2010 through September 30, 2010.

10. Retirement Plans

Pearson Inc., a Pearson U.S. subsidiary, sponsored a defined benefit plan (the “Pension Plan”) for Pearson’s US employees that also included certain of the Company’s U.S. employees. The Company followed FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

Contemporaneously with the execution and delivery of the Merger Agreement, Pearson, the Company and Merger Sub entered into an employee benefits separation agreement (the “Employee Benefits Separation Agreement”) which agreement, among other things, provided that as of the effective time of the Merger, the Company would cease to be a participating employer in the Pension Plan, and Pearson would cause employees of the Company to cease accruing benefits and to become fully vested under the Pension Plan. The Employee Benefits Separation Agreement also provided that no assets or liabilities would be transferred from the Pension Plan, and all liabilities and obligations under the Pension Plan would be retained by Pearson. In exchange for Pearson retaining such liabilities, the Company agreed to contribute $3,200,000 to the Pearson U.S. pension plan at the time of the Merger to satisfy the U.S. Pension Obligation.

The components of net periodic benefit cost in the statements of operations for the Predecessor were as follows (in thousands):

	Period from July 1, 2010 through July 29, 2010	Three months ended September 30, 2009	Period from January 1, 2010 through July 29, 2010	Nine months ended September 30, 2009
Service cost	$—	$—	$—	$—
Interest cost	44	140	306	420
Expected return on plan assets	(40)	(116)	(280)	(349)
Amortization of unrecognized prior service costs	1	1	2	3
Amortization of unrecognized loss	34	100	242	300

Net periodic benefit cost	$39	$125	$270	$374

The Pension Plan was not replaced by the Successor and therefore the Company incurred no further expense or funding requirements after the Merger and expects no further expense or funding subsequent to the Merger related to the defined benefit plan.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Non-US Pension Plan

Predecessor

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-US employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the Pearson Group Pension Plan (the “PGPP”) by recording a pension expense in the Predecessor’s current year results.

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Parent entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53,000,000, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement)(the “UK Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53,000,000 (or approximately $82,741,000) to PGPP Trustee to satisfy the U.K. Pension Liability.

The Company recorded pension expense in the statements of operations of the Predecessor of approximately $564,000 during the period of July 1, 2010 through July 29, 2010 and $3,885,000 for the seven month period ending July 29, 2010, related to this multi-employer plan.

Successor

Interactive Data Pension Plan (U.K.)

The Company’s UK employees are eligible for a new Interactive Data Pension Plan (the “UK Plan”) effective October 1, 2010. The UK Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The new Plan has the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for those who are eligible and elect to participate in the new Plan. The new Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded pension expense in the statements of operations of the Successor of approximately $565,000 for the period of August 1, 2010 through September 30, 2010 related to the UK Plan.

11. Stockholders’ Equity

Predecessor

In addition to common stock, the Company was authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by our Board of Directors, without any further action by the stockholders. At July 29, 2010, no preferred shares had been issued.

In connection with the Merger, the Company’s stockholders received $33.86 cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. Refer to Note 2 “Merger” above for further discussion.

In March 2010, the Board of Directors authorized the retirement of all treasury shares. Accordingly, 10,485,263 treasury shares were retired and returned to authorized and unissued common stock in March 2010. The Company had used the Cost method to record its treasury share purchases to date. The total cost of these shares as of the retirement date was $221,246,000.

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

During the period January 1, 2010 through July 29, 2010, the Company had not repurchased any shares of outstanding common stock under its’ stock buyback program.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the dividend activity during the period January 1, 2010 through July 29, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from existing cash resources.

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1,326,969. Refer to Note 2 “Merger” and Note 3 “Stock-Based Compensation” above for further discussion.

As of September 30, 2010, 10 shares of the Company’s common stock are issued and outstanding to the parent company at $.01 par value.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Interactive Data Corporation was as follows:

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Unrealized gain on securities, net of tax	$138	$635
Foreign currency translation adjustments	25,342	6,603
Pension – unamortized losses/prior service costs, net of tax	—	(3,161)
Unrealized loss on hedging activities, net of tax	(710)	—

Total accumulated other comprehensive income	$24,770	$4,077

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from January 1 through July 29 2010	Nine months ended September 30, 2009
Net (loss) income	$(48,262)	$22,474	$108,357

Other comprehensive income (loss):
Unrealized gain on securities, net of tax	138	22	868
Foreign currency translation adjustments	25,342	(15,230)	25,939
Pension adjustment, net of tax	—	(18)	—
Unrealized loss on hedging activities, net of tax	(710)	—	—

Total other comprehensive income (loss), net of tax	24,770	(15,226)	26,807

Comprehensive (loss) income	(23,492)	7,248	135,164
Less: Comprehensive income attributable to noncontrolling interest	—	—	(172)

Comprehensive (loss) income attributable to Interactive Data Corporation	$(23,492)	$7,248	$134,992

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from July 1 through July 29 2010	Three months ended September 30, 2009
Net (loss) income	$(48,262)	$(32,208)	$43,130

Other comprehensive income (loss):
Unrealized gain on securities, net of tax	138	258	642
Foreign currency translation adjustments	25,342	17,279	4,603
Pension adjustment, net of tax	—	(5)	—
Unrealized loss on hedging activities, net of tax	(710)	—	—

Total other comprehensive income, net of tax	24,770	17,532	5,245

Comprehensive (loss) income	(23,492)	(14,676)	48,375
Less: Comprehensive income attributable to noncontrolling interest	—	—	—

Comprehensive (loss) income attributable to Interactive Data Corporation	$(23,492)	$(14,676)	$48,375

14. Acquisitions

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

The acquisition has been accounted for as a business combination under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The preliminary purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets will be amortized over periods ranging from three to ten years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years; and software/technology 5.0 years. In connection with the acquisition, the Company has recorded $26,586,000 of goodwill, which was allocated to the Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to the expected significant growth opportunities 7ticks will provide the Company, as it seeks to increase penetration in the electronic trading sector, which is one of the Company’s long-term strategic priorities. In addition to marketing the 7ticks services, the Company will use 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated datafeed services.

The results of operations of 7ticks have been included in the Company’s consolidated financial statements since the acquisition date. 7ticks generated $10,139,000 in revenues and an approximate operating loss before income taxes of $5,348,000 in the period from the acquisition date of January 15, 2010 through September 30, 2010. Pro forma results of operations for the three and nine months ended September 30, 2010 and 2009, assuming the acquisition of 7ticks had taken place at the beginning of each period, do not differ materially from the Company’s actual reported results.

The sellers are also entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a three year period spanning from January 15, 2010 thru December 31, 2012. This consideration is based on contribution of net revenue by the 7ticks business to the Company. The table below illustrates the measurement periods, threshold contribution levels and potential Earn-Out payments.

(in thousands) Earn Out Period	Minimum Net Revenue Contribution	Earn-Out Payment	Maximum Net Revenue Contribution	Earn-Out Payment

January 15, 2010 – December 31, 2010	$14,200	$1,600	$15,558	$2,000
January 1, 2011 – December 31, 2011	$23,500	2,800	$24,700	4,000
January 1, 2012 – December 31, 2012	$31,800	2,800	$35,200	4,000

Totals		$7,200		$10,000

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional earn-out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50,000,000. Under no circumstances shall the Company be liable to make earn-out payments in excess of $21,246,000 in the aggregate. The estimated fair value of the Earn-Out was determined to be $8,500,000 at the acquisition date and was initially recorded in Other Liabilities on the Consolidated Balance Sheet. Changes to the estimated fair value of the Earn-Out have not been material to date. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company.

In addition, the Company incurred transaction and acquisition costs of approximately $191,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the Predecessor’s consolidated statement of operations in the line item selling, general and administrative.

The final purchase price remains subject to Earn-Out provisions, described above, which will affect the current purchase price consideration total. The purchase price allocation is also considered preliminary; additional adjustments may be recorded during the allocation period specified by ASC 805, as additional information becomes known or payments are made.

The acquisition as accounted for in the Predecessor is as follows (in thousands):

Assets:
Cash acquired	$376
Accounts Receivable	715
Prepaid expenses and other current assets	370
Customer list	7,900
Trademark	500
Computer Software/Technology	1,600
Fixed Assets	2,152
Other Assets	46
Goodwill	26,586

$40,245

Liabilities:
Accounts Payable, trade	539
Accrued Expenses	235
Deferred revenue	449
Other Liabilities (Fair value of Earn-Out)	8,500

$9,723

Total Purchase Price	$30,522

Acquisition of OFS

On December 1, 2009, the Company acquired the data and tools assets of Dow Jones & Company, Inc.’s (“Dow Jones”) Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash. During the first nine months of 2010, additional working capital payments were received from Dow Jones in the amount of $820,000 to decrease the total purchase price to $12,680,000. The acquisition of the OFS data and tools assets expands the Company’s web-based solutions business in North America. This acquisition also creates opportunities for the Company to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

The acquisition was accounted for as a business combination under ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.0 years. The weighted average amortization period by major asset class is: customer list 11.0 years; service contracts 11.0 years; and software 2.0 years. In connection with the acquisition, the Company recorded $3,514,000 of goodwill, which was allocated to the Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to expected synergies, growth opportunities and the assembled workforce of OFS. The Company’s financial statements include the results of operations of OFS data and tools assets subsequent to the acquisition date.

In addition, the Company incurred transaction and acquisition costs of $451,000, consisting of legal and accounting services, which were included in income in the period in which the expense was incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has a preexisting relationship with Dow Jones in which the Company provides global real-time and delayed financial market information via the Real-Time Services business and end of day prices and reference data via the Pricing and Reference business. The Company has determined that there was no transaction settlement relating to the preexisting relationship between the Company and Dow Jones on the date of acquisition.

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

During the nine months ended September 30, 2010, the Company recorded certain adjustments to its initial purchase price accounting based on working capital payments of $820,000. The purchase price is considered final as of September 30, 2010.

The acquisition as accounted for in the Predecessor is as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$77
Customer list	5,700
Service Contracts	2,800
Computer Software	1,000
Fixed Assets	90
Goodwill	3,514

$13,181

Liabilities:
Deferred revenue	501

$501

Total Purchase Price	$12,680

15. Noncontrolling Interests

The Company has a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) related to its December 2008 acquisition of Japan-based NTT DATA Financial, or NDF, from the remaining stockholder (noncontrolling interest). The purchase is expected to occur in December 2010, at an expected total purchase price of 302,000,000 JPY (or approximately $3,615,000 at the September 30, 2010 currency exchange rate). The Company has this liability recorded, as prescribed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the consolidated balance sheet at September 30, 2010.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under SFAS 160 for the following periods:

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from July 1 through July 29 2010	Three months ended September 30, 2009
Net (loss) income attributable to Interactive Data Corporation	$(48,262)	$(32,208)	$43,130
Transfers (to) from the noncontrolling interest:
Transfers (to) from the noncontrolling interest	—	—	—

Net transfers to noncontrolling interest	—	—	—

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$(48,262)	$(32,208)	$43,130

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from January 1 through July 29 2010	Nine months ended September 30, 2009
Net (loss) income attributable to Interactive Data Corporation	$(48,262)	$22,474	$108,185
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporations’ paid-in- capital for purchase of 400 NDF common shares (10%)	—	—	(2,651)

Net transfers to noncontrolling interest	—	—	(2,651)

Change from net income attributable to Interactive Data Corporation and transfers to noncontrolling interest	$(48,262)	$22,474	$105,534

16. Debt

On July 29, 2010, in connection with the Merger, the Company entered into several new debt instruments totaling $2,190,000,000. Details of each instrument are described below. In connection with the issuance of the new debt instruments, debt financing costs of $74,736,000 were incurred; of which $50,550,000 represented direct issuance costs and commitment fees paid to the underwriters and $24,186,000 were external financing costs. Refer to Note 2 “Merger” for further discussion of the Merger Costs. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Consolidated Balance Sheet at September 30, 2010, net of amortization for the period from July 30, 2010 through September 30, 2010. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

The Company issued $39,900,000 in Original Issue Discount (OID) with regard to its $1,330,000,000 Term Loan Facility and $17,500,000 in relation to its $700,000,000 Senior Notes. These amounts are recorded as contra-debt liabilities. The original issue discounts will be amortized over the life of the loan using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts in the period from July 30, 2010 through September 30, 2010 was approximately $3,313,000, which is recorded as interest expense in the Successor’s statement of operations.

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement with certain lenders (the Lenders) that provides $1,490,000,000 of Senior Secured Facilities including:

•	a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $1,330,000,000 with a term of six and one half years due January 2017; and

•

a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160,000,000 available in US dollars, euros and UK pounds with a term of five years expiring July 2015.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Revolving Credit Facility includes $40,000,000 of borrowing capacity available for letters of credit and $30,000,000 for borrowings on same-day notice, referred to as the “Swingline Loan.” Immediately following the closing of the Merger, $2,000,000 was drawn down under the Revolving Credit Facility and was repaid as of September 30, 2010.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 5.00% or (b) the highest of (1) the prime commercial lending rate published by the Wall Street Journal as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Since the inception of the loan the Company has elected the three-month LIBOR rate, which at September 30, 2010, plus the applicable margin was 6.75%. The highest of the three rates in (b) was 7.25%. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the rate at September 30, 2010 (Refer to Note 17 “Derivatives”).

Interest is payable at intervals based on the interest rate election made quarterly by the Company. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced subject to the Company attaining certain leverage ratios. As noted below, in September 2010, the Company designated as accounting hedges three interest rate caps related to the Senior Secured Term Loan Facility with notional amounts of up to $700,000,000. Refer to Footnote 17, “Derivatives” for further discussion.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its leverage to 5.00 to 1.00. The Company is also required to pay customary letter of credit fees.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the Term Loan Facility beginning with the quarter ending September 30, 2010, with the balance being payable on the final maturity date. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. The excess cash flow prepayment requirement is effective for the fiscal year ended December 31, 2011.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities.

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly-owned material domestic restricted subsidiary of the Company (subject to certain exceptions).

All obligations under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the Company and each subsidiary guarantor, including (i) a perfected pledge of all the equity interests of the Company and each wholly-owned subsidiary of the Company directly held by the Company or a subsidiary guarantor (limited to 65% of voting stock in the case of foreign subsidiaries) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the subsidiary guarantors (subject to certain exclusions).

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase its capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year.

In addition, beginning with the Company’s quarter ending December 31, 2010, the Senior Secured Credit Facilities will require the Company to maintain and report quarterly to the lenders the following financial covenants:

•	a minimum cash interest coverage ratio; and

•	a maximum net total leverage ratio.

The Senior Secured Credit Facilities will also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the Lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the Senior Secured Credit Facilities, the Company incurred debt financing costs of $56,553,000, which costs and accounting treatment were discussed above.

During the period from July 30, 2010 through September 30, 2010, the Company recorded and paid interest and commitment fees on the Term Loans, the Revolving Credit Facility and Letters of Credit of $15,734,000, $228,300 and $39,700, respectively and recorded $2,577,000 of interest expense related to the amortization of capitalized debt financing costs and debt discount accretion.

Senior Notes due 2018

On July 29, 2010, the Company issued $700,000,000 aggregate principal amount of 10.25% senior notes (the “Senior Notes”) which mature on August 1, 2018, pursuant to an indenture, dated as of July 29, 2010 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively subordinated in right of payment to the Company’s existing and future secured obligations, including indebtedness under the Company’s Senior Secured Credit Facilities, to the extent of the value of the assets securing such obligations; and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of the Company’s guarantor subsidiaries).

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct or indirect wholly owned domestic subsidiaries that guarantee the Company’s obligations under its Senior Secured Credit Facilities.

Each subsidiary guarantee will rank senior in right of payment to all future subordinated indebtedness of the subsidiary guarantor; rank equally in right of payment with all existing and future senior indebtedness of the subsidiary guarantor; be effectively subordinated in right of payment to all existing and future secured obligations of the subsidiary guarantors, including their guarantee of indebtedness under the Company’s Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness; and be effectively subordinated in right of payment to all exiting and future indebtedness and other liabilities, including trade payables, of any subsidiary that is not also a guarantor of the notes. Any subsidiary guarantee of the notes will be released in the event such guarantee is released under the Senior Secured Credit Facilities. The Senior Notes are unsecured, and, as such, no assets are pledged for this agreement.

Interest on the Senior Notes will accrue at the rate of 10.25% per annum and will be payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of September 30, 2010, no principal or interest payments have been made.

Optional Redemption

At any time prior to August 1, 2014, the Company may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus the greater of (1) 1.0% of the principal amount of the notes; and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the notes at August 1, 2014 (as set forth in the table appearing below), plus (ii) all required interest payments due on the notes through August 1, 2014 (excluding accrued but unpaid interest to such redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes (as of, and accrued and unpaid interest and additional interest, if any, to the date of redemption), subject to the rights of holders of notes on the relevant record date to receive interest due on the relevant interest payment date.

On and after August 1, 2014, the Company may redeem the Senior Notes in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve month period beginning on August 1 of each of the years indicated below:

Year	Percentage
2014	105.125%
2015	102.563%
2016 and thereafter	100.000%

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.

Upon the occurrence of a change of control, which is defined in the Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.

The Indenture also provides for other customary warranties and nonfinancial covenants which, if violated, would create events of default and would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

In connection with the Senior Notes, the Company incurred debt financing costs of $18,183,000, which costs and accounting treatment were discussed above.

During the period from July 30, 2010 through September 30, 2010, the Company has accrued $11,959,000 of unpaid interest and recorded $736,000 of amortized interest expense related to the capitalized debt financing costs and debt discount accretion.

Total borrowings consisted of the following at September 30, 2010:

(in thousands)	Successor	Predecessor
	September 30, 2010	December 31, 2009
Short-Term Debt:
Senior secured revolving credit facility	$—	$—
Senior secured term loan facility due 2017	$13,300	—
Less Original Issue Discount - Senior Notes	$(2,164)	—
Less Original Issue Discount - Term Loan	$(6,228)	—

Net Short-Term Debt:	$4,908	$—

Long-Term Debt:
Senior secured term loan facility due 2017	$1,313,375	$—
Senior 10.25% notes due 2018	$700,000	—
Less Original Issue Discount - Term Loan	$(32,631)	—
Less Original Issue Discount - Senior Notes	$(14,975)	—

Net Long-Term Debt	$1,965,769	$—

There were no borrowings outstanding as of December 31, 2009.

Future minimum principal payment obligations due per the Company’s Senior Secured Credit Facility and Senior Notes are as follows (in thousands):

Year Ending December 31,	Payment Amount
2010	$3,325
2011	$13,300
2012	$13,300
2013	$13,300
2014	$13,300
2015 and thereafter	$1,970,150

Total	$2,026,675

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Derivatives

Interest Rate Cap- Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to interest rate risks primarily by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes, and does not use derivatives for speculative purposes.

On September 13, 2010, the Company entered into three separate interest rate cap agreements to help the Company mitigate the interest rate volatility associated with the variable rate interest on their Senior Secured Facilities. Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The aggregate premium of the cap agreements was approximately $4,986,000 (including a deferred financing charge of approximately $331,000) and was recorded in Other Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2010. This aggregate premium is payable quarterly over twelve quarters, beginning September 30, 2011.

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under their Senior Secured Facilities and, accordingly, the Company believes the hedging relationship will be highly effective. At inception of the cap agreements, the Company designated the derivatives as cash flow hedges of the variability in a portion of the LIBOR based interest payments as follows:

•	Up to $700 million of interest payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575 million of interest payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450 million of interest payments during the period October 1, 2013 to September 30, 2014.

For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As noted above, the caps were designated as cash flow hedges at inception and the hedging relationship is expected to be highly effective over the life of the cap agreements. Accordingly, all changes in the fair value of the caps are recorded in the Consolidated Statement of Stockholders’ Equity as a component of AOCI at September 30, 2010.

The aggregate fair value of these interest rate caps was determined to be approximately $4,655,000 at inception and approximately $3,468,000 at September 30, 2010 and is included in Other Assets on the Company’s Consolidated Balance Sheet. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures. The amount of unrealized losses in AOCI recorded during the three and nine months ended September 30, 2010 related to these cash flow hedges was approximately $710,000, net of taxes.

The tables below present the location of the Company’s derivative financial instruments on the consolidated balance sheet and the loss recognized in AOCI related to the interest rate caps for the following Predecessor and Successor reporting periods ended ( in thousands):

	Balance	Successor	Predecessor
	Sheet Location	September 30, 2010	December 31, 2009
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$3,468	$—

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from July 1 through July 29 2010	Three months ended September 30, 2009
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate caps	$(710)	$—	$—

	Successor	Predecessor
	Period from July 30 through September 30 2010	Period from January 1 through July 29 2010	Nine months ended September 30, 2009
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate caps	$(710)	$—	$—

There were no amounts reclassified from AOCI to net income related to the derivative financial instruments for the periods reported for the Predecessor or Successor statements of operations.

18. Related Parties

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors (“Related Party”) entered in a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3,000,000, which amount may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making or any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term. In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $50,000,000 at the closing of the Merger in connection with certain services provided in connection with the Merger and related transactions. The Company recorded approximately $30,116,000 of these costs on the Company’s Successor statement of operations and capitalized as deferred financing costs approximately $19,884,000 as part of debt financing costs. Refer to Note 2 “Merger” above for further discussion of Merger costs. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. The amount due to the Related Party at September 30, 2010 was approximately $701,000 and is included in accrued liabilities.

19. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of September 30, 2010 up through the issuance of these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the period ended September 30, 2010 included herein in Item 1, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts in the tables, including footnotes to the tables are shown in thousands.

Overview

We are a leading provider of financial market data, analytics and related solutions that are used extensively by financial institutions, as well as by active traders and individual investors. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, money management, hedge fund, security and financial instrument processing and securities administration sectors. We distribute our data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

On July 29, 2010, the Company was acquired by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC. Refer to Note 2 “Merger” above for further discussion.

This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of HG Investors, LLC and Intermediate and Holdings described in Note 1 “Interim Condensed Consolidated Financial Statements”. Interactive Data Corporation continued as the surviving corporation and the accompanying Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q are presented for two periods for 2010, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for 2010, which is considered a non-GAAP measure. The 2010 Predecessor and Successor results are presented but are not discussed separately. The Company believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2009.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides an extensive range of financial market data services to over 5,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which we refer to as evaluated pricing, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing our evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides over 1,300 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. Our real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. Our wealth management product area designs, builds and hosts customized, web-based financial information systems that support wealth management and other and software-as-a-service (SaaS) applications that are used primarily for financial institutions and infomedia companies.

•

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides approximately 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. Our Interactive Data Desktop Solutions business, formerly known as eSignal, provides active traders, individual investors and investment community professionals with real-time financial market information and access to decision-support tools under the Interactive Data, eSignal and FutureSource brands. These offerings support a base of approximately 55,000 direct subscription terminals used by active traders, individual investors, financial advisors, other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. This business also operates financial websites that provide investors with free financial information and news about global equities, options, futures and other financial instruments.

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, transaction costs and transaction bonuses related to the Merger (Refer to Note 2 “Merger” above) and intangible asset amortization.

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

We are focused on expanding our leadership position in the financial information industry by investing in internal development programs, pursuing strategic acquisitions and optimizing our cost structure in ways that can enable us to deliver high-value services and solutions and extend our global reach. In addition, we plan to advance programs that can further increase our operational efficiency. Our business has historically generated a high level of recurring revenue and cash flow from operations. We have historically invested our financial resources in organic growth initiatives and strategic acquisitions.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist for the remainder of 2010 and into 2011. While in some areas the anticipated impact of current trends may lead to a decision to reduce demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

•

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

•

Favorable global demographic trends: We believe that there is a confluence of dynamics influencing how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. These trends include long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, significant wealth accumulation in certain emerging markets and other changing investment policies. We expect these trends to have a favorable impact on the wealth management product area of our business.

•

Increased focus on cost containment and operational efficiency: We expect the recent financial crisis to continue to influence spending on market data and related services in 2010 as financial institutions remain focused on containing or reducing their costs. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. Market conditions appear to have stabilized in recent quarters, and we have experienced decreased cancellation levels in Institutional Services during the third quarter of 2010 in comparison to the same period one year ago. Although we have continued to grow annual revenue during and following the financial crisis, our growth rate has slowed and certain product areas have experienced declines. These trends, individually or in combination with each other, have the potential to impact our business either positively through increased adoption of our products and services in order to help them take advantage of these trends; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and renegotiations of fees.

•

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

•

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

•

Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments has escalated in recent years, although new issuance of certain asset classes slowed significantly in the wake of the recent financial crisis. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments often seek to leverage efficiencies by working with independent third-party providers like ourselves to assist in valuing these instruments. We believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Although there has been a recovery in the new issuance of certain fixed income financial instruments, it is unclear whether such recovery and the continued innovation in financial instruments will be sustained or extend across other fixed income asset classes.

Our Pricing and Reference Data business has experienced growth, primarily driven by increased demand for its broad range of services, from existing customers and, to a lesser extent, new customers coupled with strong retention rates and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. In recent months, we introduced an innovative client management and compliance oversight tool that is designed to provide audit trails and compliance reports for a firm’s pricing challenge process. We also added evaluated pricing for European money market instruments, further complementing our existing coverage of US and Asian money market instruments. Usage-related revenue growth, however, has moderated in recent quarters due to several factors, including asset class shifts and funds consolidation by certain customers as well as extensive cost-savings reviews that reduced the number of securities for which they needed information, the frequency of service delivery or both.

Our Real-Time Services business is experiencing revenue growth due to the contributions of the newly acquired OFS and 7ticks assets. Revenue for our real-time feeds, excluding the contribution from 7ticks, has experienced year-over-year declines for the past several quarters largely due to higher cancellations in prior periods. These cancellations, which increased during the first half of 2009 and have since returned to historical levels, reflects the impact that the difficult economic environment and market conditions have had on many of our customers. We have continued to experience modest growth for our web-based solutions primarily due to higher new sales in the U.S. Growth in Real-Time Services is dependent, in large part, on a combination of the following: continuing to sustain our improved retention levels; increasing real-time feeds sales, driving adoption of the new 7ticks services and expanding our web-based solutions business globally, especially in the wealth management sector. During the third quarter of 2010, our Real-Time Services business continued to added new capabilities into its wealth management offerings while also building out the 7ticks network infrastructure.

Our Fixed Income Analytics business is starting to experience improved revenue performance. New sales primarily related to product upgrades by from both new and existing clients continue to exceed cancellations, the majority of which are the result of client consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers. In October 2010, this business announced the introduction of BondEdge® OnDemand, a fully-hosted offering that provides clients an alternative to installing and managing BondEdge as an in-house application.

Overall, cancellations across our Institutional businesses, which are measured in value by U.S. dollars and exclude service downgrades and renegotiations, represented approximately 5% of total Institutional Services revenue for the twelve months ended September 30, 2010, compared with 6% for the twelve months ended September 30, 2009. We also measure revenue retention rates by using the following formula: we divide the dollar magnitude of institutional cancellations we received during the past 12 months by the annualized quarterly institutional revenue from one year and one quarter ago. We then subtract this percentage for 100% to derive the annualized quarter revenue rate. Our annualized quarterly revenue retention rates for our institutionally oriented businesses have averaged 94% since 2007, and our annualized third-quarter 2010 revenue retention rate was 94%. Despite the overall high level of retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods. In addition, potential renegotiation of existing agreements by clients also has the potential to adversely impact our revenue in future periods.

Active Trader Services

Our Desktop Solutions business, formerly known as eSignal, has been impacted by challenging conditions in the active trader market. Expansion is partly dependent on the growth in online trading accounts managed by active traders and the trend in stock market volatility influencing subscriptions. During periods when the major stock markets are less volatile, we have seen that our active trader clients tend to trade less frequently and that cancellations of our active trader-oriented services typically increase and new subscriptions slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of desktop solutions by traders who are unable or unwilling to withstand losses. In addition to factors such as price and ease of use, active traders consider the range of services, including the ability to directly execute their trades, when selecting a financial information service provider. We believe that the competition to acquire new subscribers is intense as online brokerage firms continue to upgrade the features and tools they provide to their active trader clients. Although major stock markets have recovered somewhat in recent quarters, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. Nevertheless, increased trading activity in the energy and commodities sectors has benefited certain of our offerings, including our FutureSource® Workstation and Market-QSM products, which are used by financial institutions and corporations, as well as active traders.

The combination of all of these trends has impacted our ability to grow our direct subscriber base. As of September 30, 2010, Desktop Solutions supported 55,040 direct subscription terminals, a 3.7% decline from 57,156 direct subscription terminals as of September 30, 2009. In addition, the mix of subscribers may shift slightly from period to period, which can also impact revenue. At the same time, we are positioning certain products, such as Market-Q and eSignalPro®, to target the wealth management operations of financial institutions including financial advisors, stock brokers and other investment community professionals. During the third quarter of 2010, the eSignal division was rebranded as Interactive Data Desktop Solutions.

Desktop Solution’s online advertising revenue has continued to decline as a result of difficult market conditions. Further, we believe that there is intense competition to attract online advertisers, as well as visitors to financial sites.

Results of Operations

Selected Financial Data

(In thousands)

	Predecessor	Successor	Combined
(Unaudited)	One Month Ended July 29, 2010	Two Months Ended September 30, 2010	Three Months Ended September 30,
			2010	2009	% Change

REVENUE	$63,686	$134,261	$197,947	$192,092	3.0%

COSTS AND EXPENSES:
Cost of services	27,097	47,435	74,532	60,347	23.5%
Selling, general and administrative	33,793	38,640	72,433	57,387	26.2%
Merger costs	37,439	63,379	100,818	—	—
Depreciation	3,204	5,926	9,130	8,283	10.2%
Amortization	2,668	24,280	26,948	7,644	252.5%

Total costs and expenses	104,201	179,660	283,861	133,661	112.4%

(LOSS) INCOME FROM OPERATIONS	(40,515)	(45,399)	(85,914)	58,431	(247.0%)
Interest (expense) income, net	132	(31,269)	(31,137)	323	(9,739.9%)
Other income, net	66	703	769	12	6,308.3%

(LOSS) INCOME BEFORE INCOME TAXES	(40,317)	(75,965)	(116,282)	58,766	(297.9%)
Income tax (benefit) expense	(8,109)	(27,703)	(35,812)	15,636	(329.0%)

NET (LOSS) INCOME	(32,208)	(48,262)	(80,470)	43,130	(286.6%)
Less: Net income attributable to noncontrolling interest	—	—	—	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(32,208)	$(48,262)	$(80,470)	$43,130	(286.6%)

Results of Operations

Selected Financial Data

(In thousands)

(Unaudited)	Predecessor	Successor	Combined
	Seven Months Ended July 29, 2010	Two Months Ended September 30, 2010	Nine Months Ended September 30,
			2010	2009	% Change

REVENUE	$454,544	$134,261	$588,805	$563,118	4.6%

COSTS AND EXPENSES:
Cost of services	161,899	47,435	209,334	187,176	11.8%
Selling, general and administrative	158,210	38,640	196,850	172,918	13.8%
Merger costs	52,734	63,379	116,113	—	—
Depreciation	22,504	5,926	28,430	22,962	23.8%
Amortization	19,718	24,280	43,998	22,715	93.7%

Total costs and expenses	415,065	179,660	594,725	405,771	46.6%

INCOME (LOSS) FROM OPERATIONS	39,479	(45,399)	(5,920)	157,347	(103.8%)
Interest (expense) income, net	760	(31,269)	(30,509)	1,362	(2,340.0%)
Other income, net	249	703	952	133	615.8%

INCOME (LOSS) BEFORE INCOME TAXES	40,488	(75,965)	(35,477)	158,842	(122.3%)

Income tax expense (benefit)	18,014	(27,703)	(9,689)	50,485	(119.2%)

NET INCOME (LOSS)	22,474	(48,262)	(25,788)	108,357	(123.8%)
Less: Net income attributable to noncontrolling interest	—	—	—	(172)	(100.0%)

NET INCOME (LOSS) ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$22,474	$(48,262)	$(25,788)	$108,185	(123.8%)

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

Management refers to growth rates at constant foreign exchange rates so that business results can be viewed without the impact of changing foreign exchange rates, thereby facilitating period-to-period comparisons of our underlying business. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates. Use of this constant foreign exchange rate is considered in the Company’s following disclosures under the columns identified as Non-GAAP.

Merger Preliminary Fair Value Purchase Price Allocation

In connection with the preliminary purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4,642,000 (the “purchase price allocation adjustment to deferred revenue”). This amount will be amortized over the remaining terms of the related contracts (one year or less) and is allocated among our segments and businesses. In the third quarter of 2010, we recorded a deferred revenue adjustment in the amount of $2,318,000 which reduced third quarter revenue by the same amount.

Also in connection with the preliminary price allocations relating to the Merger, we increased the carrying value of fixed assets by $12,266,000. This amount will be depreciated over the remaining life of the related assets which range from 3.5 to 7.8 years. In the third quarter of 2010, we recorded additional depreciation expense of $422,000 associated with this increase in carrying value. In addition, we reduced the carrying value of fixed assets by approximately $26,975,000 relating to completed capitalized development, which for purchase accounting purposes is now reflected in our preliminary completed technology intangible at fair value. This resulted in a reduction of depreciation of $1,636,000 in the third quarter of 2010.

In addition, in connection with the preliminary price allocations relating to the Merger, we recorded intangible assets of $2,046,400,000. This amount will be amortized over the respective economic benefit periods which range from 3.4 years to 25 years. In the third quarter of 2010, we recorded amortization expense of $24,280,000 associated the intangible assets.

Please refer to Note 2, “Merger” for additional information and Note 9, “Goodwill and Intangible Assets” for additional information.

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenue

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Revenue (Non-GAAP)	2010 Adjusted Revenue (Non-GAAP) % Change

Institutional Services:
Pricing and Reference Data	$129,005	$126,732	1.8%	$1,166	$130,171	2.7%
Real-Time Services	40,760	36,233	12.5%	1,437	42,197	16.5%
Fixed Income Analytics	8,733	8,231	6.1%	9	8,742	6.2%

Total Institutional Services	$178,498	$171,196	4.3%	$2,612	$181,110	5.8%
Active Trader Services:
Desktop Solutions	$19,449	$20,896	(6.9%)	$212	$19,661	(5.9%)

Total Active Trader Services	19,449	20,896	(6.9%)	212	19,661	(5.9%)

TOTAL REVENUE	$197,947	$192,092	3.0%	$2,824	$200,771	4.5%

Total revenue increased by $5,855,000, or 3.0%, to $197,947,000 in the third quarter of 2010 (or an increase of $8,679,000, or 4.5% excluding the impact of foreign exchange). The change in foreign exchange rates decreased revenue by $2,824,000 in the third quarter of 2010, mainly due to the strength of the US dollar against the UK pound and the Euro. The OFS assets, which we acquired in December 2009 and the 7ticks assets, which we acquired in mid-January 2010, contributed revenue of $2,824,000, net of intercompany eliminations, and $4,030,000, respectively, in the third quarter of 2010. The purchase price allocation adjustment to deferred revenue decreased revenue by $2,318,000. Refer to Note 2, “Merger” for additional information.

Institutional Services

Revenue within the Institutional Services segment increased by $7,302,000, or 4.3%, to $178,498,000 in the third quarter of 2010. The change in foreign exchange rates decreased Institutional Services revenue by $2,612,000. Excluding the impact of foreign exchange, Institutional Services revenue grew $9,914,000, or 5.8%, in the third quarter of 2010. The acquired OFS and 7ticks assets contributed revenue of $2,824,000, net of intercompany eliminations, and $4,030,000, respectively. The purchase price allocation adjustment to deferred revenue adjustment decreased Institutional Services revenue by $2,074,000.

Revenue for the Pricing and Reference Data business increased by $2,273,000, or 1.8%, to $129,005,000 in the third quarter of 2010. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $1,166,000. Excluding the impact of foreign exchange, Pricing and Reference Data revenue grew $3,439,000, or 2.7%, primarily due to growth in the United States resulting from higher demand for fixed income evaluations and reference data services and the impact of an annual price increase. This was partially offset by the elimination of $67,000 of revenue in the third quarter of 2009 associated with the acquisition of the OFS assets. The purchase price allocation adjustment to deferred revenue decreased Pricing and Reference Data revenue by $1,451,000.

Revenue for the Real-Time Services business increased by $4,527,000, or 12.5%, to $40,760,000 in the third quarter of 2010. The change in foreign exchange rates decreased Real-Time Services revenue by $1,437,000. Excluding the impact of foreign exchange, Real-Time Services revenue increased by $5,964,000, or 16.5%, due to the contribution of the OFS and 7ticks assets which contributed a net of $6,921,000. Growth in demand for web-based solutions primarily in North America was partially offset by the impact of cancellations in prior quarters. The purchase price allocation adjustment to deferred revenue decreased Real-Time Services revenue by $551,000.

Revenue for the Fixed Income Analytics business increased by $502,000, or 6.1%, to $8,733,000 in the third quarter of 2010. The change in foreign exchange rates decreased Fixed Income Analytics revenue by $9,000. Excluding the impact of foreign exchange, Fixed Income Analytics revenue grew $511,000, or 6.2%, due primarily to product upgrades by existing customers. The purchase price allocation adjustment to deferred revenue decreased Fixed Income Analytics revenue by $72,000.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $1,447,000, or 6.9%, to $19,449,000 in the third quarter of 2010. The change in foreign exchange rates decreased revenue by $212,000 in the third quarter of 2010. Excluding the impact of foreign exchange, revenue decreased $1,235,000, or 5.9%, in the third quarter of 2010. This revenue decrease was related to a decline in the number of core direct subscription terminals, which decreased 3.7% to 55,040 in the third quarter of 2010, coupled with lower advertising revenue. The purchase price allocation adjustment to deferred revenue decreased Active Trader revenue by $244,000.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non-GAAP)	2010 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$74,532	$60,347	23.5%	$1,686	$76,218	26.3%

Cost of services expenses increased by $14,185,000, or 23.5%, to $74,532,000 in the third quarter of 2010. The change in foreign exchange rates decreased cost of services expense by $1,686,000. Excluding the impact of foreign exchange, cost of services expenses increased by $15,871,000, or 26.3%. The 7ticks and OFS acquired assets contributed $3,810,000 and $1,809,000, respectively. Higher stock-based compensation associated with the acceleration of unvested stock options as a result of the Merger contributed $4,917,000. Higher personnel-related costs mainly associated with increased headcount levels and annual merit-based salary increases implemented in January 2010 contributed $3,560,000. In addition, premises expense increased $608,000, consulting expense increased $595,000, professional services expenditures increased $300,000, travel costs increased $254,000, and supplies costs increased $183,000. These increases were partially offset by lower data acquisition expense of $973,000 and lower communication expense of $320,000. Cost of services expense as a percentage of revenue was 37.7% in the third quarter of 2010 compared with 31.4% in the third quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non-GAAP)	2010 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$72,433	$57,387	26.2%	$960	$73,393	27.9%

Selling, general and administrative expenses increased by $15,046,000, or 26.2%, to $72,433,000 in the third quarter of 2010. The change in foreign exchange rates decreased selling, general, and administrative expenses by $960,000 in the third quarter of 2010. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $16,006,000 or 27.9%. Acquisitions contributed selling, general and administrative expenses totaling $2,152,000 in the third quarter of 2010, with the 7ticks and OFS acquired assets contributing $1,771,000 and $237,000, respectively.

Higher stock-based compensation costs associated with the acceleration of unvested stock options related to the Merger contributed $9,722,000. Increased personnel costs mainly related to higher headcount, annual merit-based salary increases implemented in January 2010 and severance-related costs contributed $3,079,000. The change in foreign exchange loss (resulting primarily from the revaluation of European bank balances and inter-company balances) contributed $1,911,000 and higher travel expenditures contributed $365,000.

These increases were partially offset by a $828,000 decrease in commissions paid to third parties for the distribution of data and decreased premises expense of $467,000. Selling, general, and administrative expenses as a percentage of revenue was 36.6% in the third quarter of 2010, compared with 29.9% in the third quarter of 2009.

Merger Costs

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non-GAAP)	2010 Adjusted SGA (Non-GAAP) % Change

MERGER COSTS	$100,818	$—	—	$—	$100,818	—

The Company recorded $100,818,000 of costs in the third quarter of 2010 consisting of transaction, legal, accounting, advisor, valuation, transaction bonuses, and tax advisory fees in connection with the Merger. Refer to Note 2 “Merger” for additional information.

Depreciation

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non-GAAP)	2010 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$9,130	$8,283	10.2%	$134	$9,264	11.8%

Depreciation expense increased by $847,000 or 10.2%, to $9,130,000 in the third quarter of 2010. The change in foreign exchange rates decreased depreciation expense by $134,000. Excluding the impact of foreign exchange, depreciation expense increased by $981,000 or 11.8%. Acquisitions contributed depreciation expense of $611,000, with the 7ticks, and OFS acquired assets contributing $564,000 and $46,000, respectively. Increased capital spending during the last twelve months and increased capitalized software development amortization also contributed to the increase. These increases were partially offset by an adjustment of $1,214,000 to depreciation in the third quarter in connection with the Merger preliminary purchase price allocation. These increases were also partially offset by the impact of certain assets reaching the end of their useful lives.

Amortization

	Three Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	2010 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$26,948	$7,644	252.5%	$23	$26,971	252.8%

Amortization expense increased by $19,304,000, or 252.5%, to $26,948,000. The change in foreign exchange rates decreased amortization expense by $23,000. Excluding the impact of foreign exchange, amortization expense increased by $19,327,000, or 252.8%. The amortization of intangible assets associated with the purchase price allocation was $24,280,000, which was partially offset by $5,105,000 of amortization associated with the pre-Merger carrying values of intangible assets, acquired in prior acquisitions recorded in August and September of 2009.

Other Consolidated Financial Information

Income from operations decreased by $144,345,000, or 247.0%, to a loss of $85,914,000 in the third quarter of 2010 due to the factors discussed above.

Interest expense (net) was $31,137,000 in the third quarter of 2010 as compared to interest income of $323,000 in the third quarter of 2009. In connection with the Merger, the Company incurred indebtedness totaling $2,032,000,000. Refer to Note 16 “Debt” in our Unaudited Condensed Consolidated Financial Statements for additional information and our discussion below under the heading “Liquidity” in this Management’s Discussion and Analysis of Results of Operations. Prior to the Merger, the Company had no debt.

Other income increased by $757,000 to $769,000. The increase in other income is primarily due to a fair value adjustment related to the 7ticks earn-out. Refer to Note 14 “Acquisitions” for additional information.

Income before income taxes decreased by $175,048,000, or 297.9%, to a loss of $116,282,000 in the third quarter of 2010 due to the factors discussed above.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenue

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Revenue (Non-GAAP)	2010 Adjusted Revenue (Non-GAAP) % Change

Institutional Services:
Pricing and Reference Data	$380,549	$371,754	2.4%	$(1,014)	$379,535	2.1%
Real-Time Services	122,743	103,992	18.0%	697	123,440	18.7%
Fixed Income Analytics	25,814	24,593	5.0%	7	25,821	5.0%

Total Institutional Services	$529,106	$500,339	5.7%	$(310)	$528,796	5.7%
Active Trader Services:
Desktop Solutions	$59,699	62,779	(4.9%)	$(133)	$59,566	(5.1%)

Total Active Trader Services	59,699	62,779	(4.9%)	(133)	59,566	(5.1%)

TOTAL REVENUE	$588,805	$563,118	4.6%	$(443)	$588,362	4.5%

Total revenue increased by $25,687,000, or 4.6%, to $588,805,000 (or an increase of $25,244,000, or 4.5%, excluding the impact of foreign exchange). The change in foreign exchange rates increased revenue by $443,000, mainly due to a weaker US dollar. The OFS assets (acquired in December 2009) and the 7ticks assets (acquired in mid-January 2010), contributed revenue of $8,923,000, net of intercompany eliminations, and $10,139,000, respectively. The purchase price allocation adjustment to deferred revenue decreased revenue by $2,318,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased revenue in the first nine months of 2009 by $2,294,000.

Institutional Services

Revenue within the Institutional Services segment increased by $28,767,000, or 5.7%, to $529,106,000. The change in foreign exchange rates increased Institutional Services revenue by $310,000. Excluding the impact of foreign exchange, revenue grew $28,457,000, or 5.7%. The acquired OFS and 7ticks assets contributed revenue of $8,923,000, net of intercompany eliminations, and $10,139,000, respectively. The purchase price allocation adjustment to deferred revenue decreased Institutional Services revenue by $2,074,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased Institutional Services revenue in the first nine months of 2009 by $2,294,000.

Revenue for the Pricing and Reference Data business increased by $8,795,000, or 2.4%, to $380,549,000 in the first nine months of 2010. The change in foreign exchange rates increased revenue in the Pricing and Reference Data business by $1,014,000. Excluding the impact of foreign exchange, Pricing and Reference Data revenue grew $7,781,000, or 2.1%, primarily due to higher demand for fixed income evaluations and reference data in the United States and Asia-Pacific regions and the impact of the annual price increase. This was partially offset by the elimination of $306,000 of revenue for the first nine months of 2009 associated with the acquisition of OFS assets. The purchase price allocation adjustment to deferred revenue decreased Pricing and Reference Data revenue by $1,451,000.

Revenue for the Real-Time Services business increased by $18,751,000, or 18.0%, to $122,743,000 in the first nine months of 2010. The change in foreign exchange rates decreased revenue in the Real-Time Services business by $697,000 in the first nine months of 2010. Excluding the impact of foreign exchange, Real-Time Services revenue increased by $19,448,000, or 18.7%. The OFS and 7ticks assets contributed a net of $19,368,000. Stronger demand for web-based solutions in North America was offset by lower real-time market data services revenue resulting from the impact of cancellations in prior quarters. The purchase price allocation adjustment to deferred revenue decreased Real-Time Services revenue by $551,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased Real-Time Services revenue by $2,294,000 for the first nine months of 2009.

Revenue for the Fixed Income Analytics business increased by $1,221,000, or 5.0%, to $25,814,000 in the first nine months of 2010. The change in foreign exchange rates decreased revenue by $7,000. Excluding the impact of foreign exchange, revenue grew $1,228,000, or 5.0%, primarily due to product upgrades by existing customers. The purchase price allocation adjustment to deferred revenue decreased Fixed Income Analytics revenue by $72,000.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $3,080,000, or 4.9%, to $59,699,000. The change in foreign exchange rates increased revenue by $133,000 in the first nine months of 2010. Excluding the impact of foreign exchange, revenue decreased $3,213,000, or 5.1%. This decrease was related to continued declines in the number of core direct subscription terminals coupled with lower advertising revenue. The purchase price allocation adjustment to deferred revenue decreased Active Trader Services revenue by $244,000.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non-GAAP)	2010 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$209,334	$187,176	11.8%	$882	$210,216	12.3%

Cost of services expenses increased by $22,158,000, or 11.8%, to $209,334,000 in the first nine months of 2010. The change in foreign exchange rates decreased cost of services expense by $882,000. Excluding the impact of foreign exchange, cost of services expenses increased by $23,040,000, or 12.3%. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased cost of services expense for the first nine months of 2009 by $7,487,000. The 7ticks and OFS acquired assets contributed $9,063,000 and $5,751,000, respectively.

Higher stock-based compensation costs associated with the acceleration of unvested stock options as a result of the Merger contributed $4,976,000. Higher personnel-related costs associated with increased headcount levels and annual merit-based salary increases implemented in January 2010 contributed $7,302,000. Higher premises expense contributed $1,539,000 and higher consulting expense contributed $1,232,000. Cost of services expense as a percentage of revenue was 35.6% in the first nine months of 2010 compared with 33.2% in the first nine months of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non-GAAP)	2010 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$196,850	$172,918	13.8%	$(135)	$196,715	13.8%

Selling, general and administrative expenses increased by $23,932,000, or 13.8%, to $196,850,000 in the first nine months of 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $135,000. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $23,797,000 or 13.8%. The out of period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased selling, general, and administrative expense by $1,108,000 in the first nine months of 2009. Acquisitions contributed $5,446,000 in the first nine months of 2010, with the 7ticks and OFS assets contributing $4,101,000 and $999,000, respectively.

Higher stock-based compensation costs mainly associated with the acceleration of unvested stock options related to the Merger contributed of $7,083,000. In the first nine months of 2009 we took a stock-based compensation charge of $2,212,000 related to our then CEO’s retirement in March 2009 which offset some of this impact. Increased personnel costs mainly related to higher headcount, annual merit-based salary increases implemented in January 2010, increased severance-related costs and higher bonus expense primarily related to incentive bonus compensation programs contributed $13,324,000. The change in foreign exchange loss (resulting primarily from the revaluation of European bank balances and inter-company balances) contributed $627,000.

These increases were partially offset by decreased commissions paid to third parties for the distribution of data of $1,057,000 and lower non-income tax expenses mainly related to a one-time tax incentive of $940,000. Selling, general, and administrative expenses as a percentage of revenue was 33.4% in the first nine months of 2010, compared with 30.7% in the first nine months of 2009.

Merger Costs

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SGA (Non-GAAP)	2010 Adjusted SGA (Non-GAAP) % Change

MERGER COSTS	$116,113	$—	—	$—	$116,113	—

The Company recorded $116,113,000 of costs in the first nine months of 2010 consisting of transaction, legal, accounting, advisor, valuation, transaction bonuses, and tax advisor fees in connection with the Merger. Refer to Note 2 “Merger” for additional information.

Depreciation

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non-GAAP)	2010 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$28,430	$22,962	23.8%	$73	$28,503	24.1%

Depreciation expense increased by $5,468,000 or 23.8%, to $28,430,000. The change in foreign exchange rates decreased depreciation expense by $73,000. Excluding the impact of foreign exchange, depreciation expense increased by $5,541,000 or 24.1%. Acquisitions contributed depreciation expense of $1,427,000 with the 7ticks and OFS acquired assets contributing $1,352,000 and $72,000, respectively. The remaining increase in depreciation expense was due to increased capital spending during the last 12 months and increased capitalized software development amortization. These increases were partially offset by an adjustment of $1,214,000 to depreciation in the third quarter in connection with the Merger. The increase was also partially offset by certain assets reaching the end of their useful lives.

Amortization

	Nine Months Ended September 30,
(In Thousands)	2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	2010 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$43,998	$22,715	93.7%	$(2)	$43,996	93.7%

Amortization expense increased by $21,283,000, or 93.7%, to $43,998,000 in the first nine months of 2010. The change in foreign exchange rates increased amortization expense by $2,000. Excluding the impact of foreign exchange, amortization expense increased by $21,281,000 or 93.7% in the first nine months of 2010. The amortization of intangible assets associated with the purchase price allocation was $24,280,000, which was partially offset by $2,997,000 of amortization associated with the pre-Merger carrying values of intangible assets acquired in prior acquisitions.

Other Consolidated Financial Information

Income from operations decreased by $163,267,000, or 103.8%, to an operating loss of $5,920,000 in the first nine months of 2010 due to the factors discussed above.

Interest expense, net was $30,509,000 in the first nine months of 2010 as compared to interest income of $1,362,000 for the first nine months of 2009. The decrease in interest income is due several new debt instruments the Company entered into as a result of the Merger totaling $2,032,000,000. Refer to Note 16 “Debt” and our discussion in the Liquidity section of the MD&A below regarding our new debt obligations. Prior to the Merger the Company had no debt.

Other income increased by $819,000 to $952,000 in the first nine months of 2010. The increase in other income is primarily due to a fair value adjustment related to the 7ticks earn-out. Refer to Note 14, “Acquisitions” for additional information.

Income before income taxes decreased by $194,319,000, or 122.3%, to a loss of $35,477,000 in the first nine months of 2010 due to the factors discussed above.

Income Taxes

Predecessor

For the period January 1 through July 29, 2010, our effective tax rate was 44.5%. The estimated annual effective tax rate for this interim period was 47.2%, excluding a net discrete tax benefit of $1,097,000. The net discrete benefit for the interim period was attributable to: (i) a German dividend and foreign tax credit recorded in the period and (ii) realized tax benefits related to stock-based compensation expense, offset by (iii) an expense resulting from a tax provision to tax return adjustment with respect to the filing prior years’ return in foreign jurisdictions and (iv) an interest expense charge on tax reserves for unrecognized tax benefits.

At July 29, 2010, we had unrecognized tax benefits, including interest and penalties, totaling $12,900,000, all of which, if recognized, would affect our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of July 29, 2010, we had approximately $1,600,000 of accrued interest related to uncertain tax positions.

We have significant net operating losses (NOLs). We do not believe NOLS will be limited based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.

We are currently evaluating the tax deductibility of the transaction costs related to the Merger to determine if a there are any unrecognized tax benefits associated with the transaction costs.

Successor

For the period July 30 through September 30, 2010, our effective tax rate was 36.5%. Excluding the net discrete tax expense of $5,007,400, the estimated annual effective tax rate for the period was 43.0%. The net discrete tax expense in the interim period was primarily attributable to (i) preliminary non-deductible transaction cost, (ii) an expense resulting from a tax provision to tax return adjustment with respect to the filing prior years’ federal tax return and (iii) an interest expense charge on tax reserves for unrecognized tax benefits, offset by (iv) a release of tax reserves and interest resulting from the settlement of state income tax audits in various tax jurisdictions, and (v) a release of tax reserves and interest resulting from expiration of statute of limitations.

At September 30, 2010, we had unrecognized tax benefits, including interest and penalties, totaling $7,900,000, all of which, if recognized, would affect our effective tax rate. We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of September 30, 2010, we had approximately $500,000 of accrued interest related to uncertain tax positions.

We are currently evaluating the tax deductibility of the transaction costs related to the Merger to determine if a there are any unrecognized tax benefits associated with the transaction costs.

In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions, including the U.S., the United Kingdom, Germany, Australia, and Canada.

We have recorded a significant deferred tax liability in the third quarter 2010 related to the purchase price allocation adjustment to intangible assets. The amount reported is preliminary and subject to adjustment based on the final purchase price valuation.

Related Parties

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered in a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by us following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to us and our subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3,000,000, which amount may increase in the event that we or any of our subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” under Regulation S-X as promulgated by the SEC. The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making or any regulatory filings related to the ownership, directly or indirectly, of us and our subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless we or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term. In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $50,000,000 at the closing of the Merger in connection with certain services provided in connection with the Merger and related transactions. We recorded approximately $30,116,000 of these costs on our Successor statement of operations and capitalized as deferred financing costs approximately $19,884,000 as part of debt financing costs. Refer to Note 2 “Merger” above for further discussion of Merger costs. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Refer to Note 18 “Related Parties” for further discussion.

Pension Plans

US Pension Plan

Contemporaneously with the execution and delivery of the Merger Agreement, Pearson, the Company and Merger Sub entered into an employee benefits separation agreement (the “Employee Benefits Separation Agreement”) which agreement, among other things, provided that as of the effective time of the Merger, we would cease to be a participating employer in the Pension Plan, and Pearson would cause our employees to cease accruing benefits and to become fully vested under the Pension Plan. The Employee Benefits Separation Agreement also provided that no assets or liabilities would be transferred from the Pension Plan, and all liabilities and obligations under the Pension Plan would be retained by Pearson. In exchange for Pearson retaining such liabilities, we agreed to contribute $3,200,000 to the Pearson U.S. pension plan at the time of the Merger to satisfy the U.S. Pension Obligation.

Non-US Pension Plan

In addition to the Pension Plan, Pearson and its subsidiaries maintained prior to the Merger, certain multi-employer pension plans for which certain of our non-US employees were eligible to participate. We accounted for its participation in this multi-employer plan or the PGPP by recording a pension expense in our Predecessor’s current year results.

On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, we paid £53,000,000 (or approximately $82,741,000) to PGPP Trustee to satisfy the U.K. Pension Liability.

We recorded pension expense in the statements of operations of our Predecessor of approximately $564,000 during the period of July 1, 2010 through July 29, 2010 and $3,885,000 for the seven month period ending July 29, 2010, related to this multi-employer plan.

Subsequent to the Merger, our UK employees are now eligible for the new UK Plan effective October 1, 2010. The UK Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The new Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. We recorded pension expense in the statements of operations of our Successor of approximately $565,000 during the period of August 1, 2010 through September 30, 2010 related to the UK Plan.

Refer to Note 10 “Retirement Plans” for further discussion.

Liquidity and Capital Resources

Our cash needs arise primarily from the purchase of equipment and the improvements of facilities, including investments in our underlying infrastructure to expand the capacity of our data centers. We also use cash to fund working capital requirements and acquisitions, to support business growth initiatives, and to meet our debt obligations. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our cash needs for at least the next 12 months. On July 29, 2010, in connection with the Merger, the Company incurred indebtedness totaling $2,032,000,000. Refer to Note 16 “Debt” above and the discussion below regarding our new debt obligations. Prior to the Merger, the Company had no debt.

	Nine Months Ended September 30, 2010
(in thousands)	2010	2009
Cash flow provided by (used in):
Operating activities	$(16,030)	$136,483
Investing activities	(3,345,783)	(55,054)
Financing activities	3,261,372	(56,068)
Effect of change in exchange rates on cash and cash equivalents	(5,639)	10,936

Net (decrease) increase in cash and cash equivalents	$(106,080)	$36,297

Operating Activities

Net cash provided by operating activities decreased by $152,513,000, or over 100%, to a net cash used in operating activities of $16,030,000 in the first nine months of 2010. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $133,973,000, offset by an increase in our non cash items related to depreciation and amortization expense of $26,751,000, in the first nine months of 2010, or a net decrease in operating activities of $107,222,000. This decrease was primarily related to Merger related costs expensed of approximately $116,113,000 incurred during the first nine months of 2010. Our working capital increased by approximately $38,797,000, excluding pension cessation payments, mainly due to the Company paying approximately $17,600,000 less in employee bonuses as compared to the comparable period of 2009 and the change in the employee bonus accrual (including transaction bonuses) from the first nine months of 2009 as compared to the first nine months of 2010 resulted in a positive working capital movement of approximately $9,900,000. In addition, we made a total of approximately $85,941,000 in payments to satisfy pension obligations at the time of the Merger, as discussed above and in Note 10 “Retirement Plans” in 2010.

Investing Activities

Capital expenditures increased by $9,479,000, or over 37.7%, to $34,636,000 in the first nine months of 2010 mainly due to the timing of capital expenditures as well as the impact of capital expenditures that were accrued for at the end of 2009, but were paid in the first quarter of 2010.

On January 15, 2010, we acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the purchase price to $30,522,000.

In the first nine months of 2010, we purchased municipal bonds of $64,136,000 with original maturities greater than 90 days but remaining maturities of less than one year. In connection with the consummation of the Merger, we sold all of our U.S. marketable securities and we have made no purchases of marketable securities since prior to the Merger.

        In connection with the Merger, the Company’s stockholders received $33.86 cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion.

In the first nine months of 2009, we purchased municipal bonds of $200,176,000 with original maturities greater than 90 days but remaining maturities of less than one year and redeemed $173,510,000 of municipal bonds, which matured during the first nine months of 2009.

Financing Activities

Prior to the Merger, we received $28,397,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,513,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan and the purchase of 200,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first nine months of 2010, we did not repurchase any outstanding shares of common stock under the stock buyback program.

Prior to the Merger, we paid a quarterly cash dividend to stockholders in the following amount on the following date:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The above cash dividend was paid from our existing cash resources.

In connection with the Merger, the Company’s stockholders received $33.86 cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was primarily funded by equity financing provided or secured primarily by investment funds affiliated with, and one or more co-investment vehicles controlled by, the Sponsors in the amount of $1,353,969 and through financing, with combined net proceeds of $1,923,856, provided by a new senior secured credit facilities (the “Senior Secured Facilities”) and the issuance of debt securities (the “Senior Notes due 2018”). We paid a total of $5,325,000 in principal payments on our long term debt subsequent to the Merger, which consisted of $3,325,000 on our Term Loan Facility and $2,000,000 on our Revolving Credit Facility. Refer to more detailed discussion on the Company’s debt below and in Note 16 “Debt” above. In addition, the Company paid deferred financing costs of $24,186,000 that were capitalized in the Successor financials. Refer to Note 2 “Merger” above for further discussion.

In the first nine months of 2009, we received $15,936,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,283,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 235,000 shares of common stock by employees under our 2001 Employee Stock Purchase Plan. In the first nine months of 2009, we utilized $18,736,000 to repurchase 800,000 outstanding shares of common stock under our stock buyback program.

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

Debt related to the Merger

Overview

On July 29, 2010, in connection with the Merger, we entered into several new debt instruments totaling $2,190,000,000. Details of each instrument are described below. Fees totaling $74,736,000 associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in Deferred Financing Costs on the consolidated balance sheet of the Successor. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

We entered into a $1,330,000,000 senior secured term loan facility with a term of six and one half years. In addition, we also entered into a $160,000,000 senior secured revolving credit facility with a term of five years. We drew $2,000,000 against the senior secured revolving credit facility at the time of the merger, which was repaid as of September 30, 2010.

Interest Rate and Fees

Interest on the above facilities is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 5.00% or (b) the highest of (1) the prime commercial lending rate published by the Wall Street Journal as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 16 “Debt”). However, we made an irrevocable election to pay interest for the Term Loan Facility solely under option (a). In September, 2010, we designated as accounting hedges three forward starting interest rate caps related to the senior secured term loan facility with notional amounts up to $700,000,000 and declining to $450,000,000 over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the interest rate on the debt at September 30, 2010 (Refer to Note 17 “Derivatives”). In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced 0.50% subject to us reducing our leverage to specified ratios.

Installments

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the senior secured term loan facility with the balance being payable on the final maturity date. On September 30, 2010, we paid its first scheduled principal payment of $3,325,000.

Prepayments

The senior secured credit facility requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of the our annual excess cash flow (which percentage will be reduced to 25% if the our total leverage ratio is 4.75x or less and to 0% if our total leverage ratio is 4.00x or less);

•	100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the senior secured credit facility.

We may voluntarily repay outstanding loans under the senior secured credit facility at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the senior secured credit facility.

Guarantees

All obligations under the senior secured credit facilities are unconditionally guaranteed by Intermediate and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiaries (subject to certain exceptions). The senior secured facilities contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase its capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The senior secured facilities also require us to maintain a maximum senior secured leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control.

Senior Notes due 2018

We issued $700,000,000 of senior notes bearing annual interest at 10.25% of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity. Our first interest payment of $35,875,000 is payable on February 1, 2011.

The senior notes due 2018 are our senior unsecured obligations that rank senior in right of payment to future debt; rank equally in right of payment with all of our existing and future senior indebtedness; are effectively subordinated in right of payment to our existing and future secured obligations, including indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such obligations; and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries (other than indebtedness and liabilities owed to us or one of our guarantor subsidiaries).

Guarantees

The senior notes due 2018 are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing and future direct or indirect wholly owned domestic subsidiaries that guarantee our obligations under its senior secured credit facilities. The indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the our assets, enter into certain transactions with the our affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable. The indenture also contains certain customary affirmative covenants pertaining to notice and filings with the Trustee.

Optional Redemption

The senior notes due 2018 are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. (Refer to Note 16, “Debt” for further details.) In addition, upon a change of control, we are required to make an offer to redeem all of the senior notes due 2018 at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our senior secured credit facility and senior notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
2010	$3,325
2011	$13,300
2012	$13,300
2013	$13,300
2014	$13,300
2015 and thereafter	$1,970,150

Total	$2,026,675

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2009.

Commitments and Contingencies

As of September 30, 2010, there have been no material changes to our commitments and contingencies since December 31, 2009 except for the new debt instruments entered into by the Company in connection with the Merger. Refer to Note 2 “Merger” and Note 16 “Debt”. (See Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.)

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

As a result of completing the merger and related financing transactions on July 29, 2010 (the “Transactions”), we became highly leveraged. As of September 30, 2010, our total indebtedness was $2,026,675,000, including the senior unsecured notes offered hereby. We also have had an additional $160,000,000 available for borrowing under our senior secured revolving credit Facility at that date (excluding $4,600,000 of letters of credit that were outstanding as of September 30, 2010). The following chart shows our level of indebtedness and certain other information as of September 30, 2010 after giving effect to the Transactions.

(in thousands)	As of September 30, 2010
Revolving credit facility(1)	$—
Term loan facility(2)	1,326,675
Senior unsecured notes offered hereby	700,000

Total indebtedness	$2,026,675

(1)	The Senior Secured Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160,000,000 aggregate principal amount (without giving effect to $4,600,000 of letters of credit were outstanding as of September 30, 2010).
(2)	We entered into a $1,330,000,000 aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39,900,000, original issue discount, which will be amortized and included as interest expense in our statements of operations over the life of the term loan.

Our high degree of leverage could have important consequences for holders of senior unsecured notes, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the notes offered hereby. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our pro forma cash interest expense for the twelve months ended September 30, 2010 would have been approximately $163,200,000.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indenture governing the senior unsecured notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, under our senior secured credit facilities we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests. A breach of any of these covenants could result in a default under each of our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders under our senior secured credit facilities could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure each such indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facilities. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure holders of senior unsecured notes that we will have sufficient assets to repay our senior secured credit facilities and the senior unsecured notes.

Risks Related to Our Business

The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

We are seeing customers maintain their focus on controlling or reducing spending as a result of the recent financial crisis and the challenging market conditions many of them continue to face. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If customers elect to reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting other vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we cannot price our services as aggressively as the competition, or if customers elect to self-source their needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services.

The recent financial crisis resulted in consolidation among some participants in the financial markets and the collapse of others, and there may be additional consolidations or failures in the near term. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. There are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations and/or service downgrades in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. Consolidation in the past few years, for example, has had an adverse impact on revenue for our Fixed Income Analytics business. In addition, if a customer who accounts for a material percentage of our revenue or profit ceases operations as a result of bankruptcy such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, weak or declining financial performance of financial market participants or the failure of market participants, could lower demand for our services.

Our business is dependent upon the health of the global financial markets as well as the financial health of the participants in those markets. For example, the recent financial crisis, which adversely affected many financial institutions, led to an increased focus on cost containment or reduction, including market data and related services costs. Further, the recent financial crisis resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It also led to the collapse of some market participants and may lead to the collapse of additional market participants. Some of the demand for financial market data and related services is dependent upon activity levels in the securities markets and the financial health of financial institutions and other market participants while other demand is static and is not dependent on such factors. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets or that have an adverse impact on the financial condition of market participants could have a material adverse effect on our revenue. In recent years, declining activity levels in the securities markets has adversely impacted the financial results of our Active Trader segment. In addition, although we did continue to grow annual revenue during and following the recent financial crisis, our revenue growth rate slowed.

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

Our customers rely on us for the delivery of time-sensitive, up-to-date and high quality data and analytics. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. The occurrence of any of these events could disrupt our operations. An interruption in the delivery of our services may induce our customers to seek alternative data suppliers. Any such event could have a material adverse effect on our business.

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers.

We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, and cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. We obtain much of the data we distribute through license agreements with data suppliers. The disruption of any license agreement with a major data supplier, such as the New York Stock Exchange, could disrupt our operations and lead to a material adverse impact on our results of operations. From time to time, certain of our suppliers continue to provide us with data before our license agreements with them are renewed. Should such suppliers cease to provide data to us before those agreements are renewed, our operations may be disrupted and our results of operation may be adversely affected.

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

We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and operating results would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt more quickly to new technologies, changes in the industry and changes in customers’ requirements than we can. If we fail to adequately and accurately anticipate customers’ needs and technological trends, we will be unable to introduce new services into the market and any such event could have a material adverse impact on our ability to compete. Further, if we are unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or if any such new services are not made available in a timely manner, any such event could have a material adverse impact on our ability to compete. In both cases such occurrences could have a material adverse impact on our ability to maintain or grow revenue or our operating results. In order to effectively expand into new geographic areas, which are a key element of our growth strategy, we need to develop geographic specific services, or enhance or add to current services so that they meet the needs of users in specific geographic locations. Any new services or data content that we may develop and/or introduce may not achieve market acceptance; lack of market acceptance could result in materially lower revenue levels and/or materially impair our ability to grow revenue.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives or standards may reduce demand for our services or increase our expenses.

Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. As a result of the financial crisis, we anticipate adoption of significant new regulations applicable to financial services institutions. New legislation, or a significant change in rules, regulations, directives or standards, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients.

Our cost-saving plans may not be effective which may adversely affect our financial results.

Our business strategy includes goals such as data center consolidation, outsourcing labor and reducing corporate overhead expenses and business unit operational expenses. While we have begun to implement and will continue to implement these strategies, we may not be able to do so successfully and we may not fully realize the projected benefits of these or any other cost-saving plans that we may seek to implement in the future. If we are unable to realize these anticipated cost reductions, our results of operation may be adversely affected. Moreover, our continued implementation of cost-saving plans and facilities integration may disrupt our operations and adversely impact our operating performance. While we expect our cost-saving initiatives to result in significant cost savings throughout our organization in the same period, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we may not realize these cost savings. The failure to achieve our estimated cost savings would negatively affect our financial condition and results of operations.

Our continued growth depends, in part, on our ability to successfully identify and complete acquisitions and enter into strategic business alliances.

Our business strategy includes growth through acquisition of assets and businesses that complement or augment our existing services and through the creation of strategic business alliances. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies and personnel, however, acquisitions may not be available to us on favorable terms, if at all. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and, in some instances, the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete acquisition or strategic business alliance transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired business.

We may fail to realize the anticipated benefits from any strategic acquisitions or alliances that we enter into.

Strategic alliances have also been and continue to be important to expanding our customer base and enhancing the appeal of our offerings. We have established strategic business alliances with companies who redistribute our services to their customers or who provide us with additional content that we can redistribute to our customers. The success of any acquisition depends in part on our ability to integrate the acquired business or assets, including customers, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and manage the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties and integration could take longer than anticipated. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing business. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, such as supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure. The success of our strategic alliances depends in part on our ability to work collaboratively with these business partners to jointly market our services and content. We may not be able to effectively or efficiently deliver our services to these business partners or agree to financial terms that are mutually satisfactory, or fully achieve the expected benefits from these alliances.

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

Our Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, we might no longer be able to operate those portions of our business for which we have qualified as an investment adviser. Similarly, our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. Desktop Solutions business, which was formerly known as eSignal, is registered with the United Kingdom Financial Services Authority, or FSA. The financial services laws and other regulations that govern our regulated activities are complex. If we were to fail to maintain our licenses or registrations, as applicable, with these government agencies, the affected subsidiary might no longer be able to operate those portions of our business that require the license to be held or registration to be maintained. In addition, in order to offer new financial services we could be required to extend the license authorizations, which is at the discretion of ASIC or the FSA, as applicable. The inability to provide one or more of our services would adversely impact our revenue and could have a material adverse effect on our revenue or results of operations.

We are subject to the risks of doing business internationally.

During 2009, approximately 30% of our revenue was generated outside of the United States. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors, could have a material adverse effect on our revenue or results of operation including, without limitation:

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

Third parties may assert intellectual property infringement claims against us. While we believe that (a) our services do not infringe in any material respect upon proprietary rights of other parties and (b) that meritorious defenses exist with respect to any assertions to the contrary (or would exist with respect to any future assertions to the contrary), our services may be found to infringe on the proprietary rights of others. Any claims that our services infringe third parties’ rights, regardless of their merit or final resolution, could be costly and may divert the efforts and attention of our management and technical personnel from our day-to-day operations and the advancement of our strategic objectives. We may not prevail in such proceedings given the complex technical issues and the inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages, which could have a material adverse effect on our revenue or results of operation.

Our success is dependent in part upon our ability to attract and retain a qualified management team and other key personnel.

We depend on our ability to attract and retain a qualified management team and other key personnel to operate and expand our business, and we may not be able to retain the services of our key personnel. In the event of any departures, our ability to replace key personnel may be difficult and may take an extended period of time because of the limited number of senior executives in the financial information industry with the breadth of skills and experience required to operate and expand a business such as ours successfully or perform the key business functions we require. Competition to hire from this limited pool of human resources is intense, and we may not be able to hire or retain such personnel. We have entered into agreements with some of executive officers regarding their employment with us, and equity grants of shares of Igloo Holdings Corporation. We are a wholly owned subsidiary of Igloo Intermediate Corporation, a Delaware corporation, which is wholly owned by HG Investors LLC. HG Investors LLC is wholly owned by Igloo Holdings Corporation, a Delaware corporation. While these employment agreements may mitigate some of the risks we face in retaining qualified management, we continue to face risk in this area. Our inability to retain, attract and hire key personnel could have a material adverse effect on our business, operations, revenue and financial performance. We recently made significant changes to our management team and, while we do not anticipate any additional significant changes, our Board of Directors and our Chief Executive Officer regularly evaluate whether changes should be made to the management team, which may include changes to the Company’s organizational and reporting structures.

Our stockholders control us and our stockholders may have conflicts of interest with us or holders of our debt in the future.

Investment funds affiliated with, and one or more co-investment vehicles controlled by, the Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”) indirectly own, through their ownership in our parent companies, approximately 98% of our capital stock, on a fully diluted basis, immediately after consummation of the Transactions. In addition, pursuant to a stockholders agreement by and among us, our parent companies and investment funds affiliated with, and co-investment vehicles controlled by, the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or stockholders of us or any of the parent companies, regardless of whether the senior unsecured noteholders believe that any such transactions are in their own best interests.

For example, the Sponsors could cause us to (i) make acquisitions that increase the amount of indebtedness that is secured by our assets or (ii) sell some of our assets. These or other actions implemented by the Sponsors could impair our ability to make payments under our senior secured credit facilities or the senior unsecured notes. Additionally, the Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds affiliated with, and co-investment vehicles controlled by, the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

We may fail to adequately protect client data.

Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client data, including limited client portfolio information. Misappropriation of client data by an employee or an external third party could occur and may result in claims against us and our liability for client losses resulting from such misappropriation. Any such occurrence could result in the loss of existing or potential customers, damage to our brand and reputation and have a material adverse effect on our revenue or results of operation.

We may face liability for, or incur costs to defend, information published in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the data, articles, commentary, ratings or other information we publish in our services. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Costs to defend or liability arising as a result of such claims could have a material adverse effect on our revenue or results of operation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

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

Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for further discussion of the impact of foreign exchange on the Company.

Total revenue for the three and nine months ended September 30, 2010 and 2009 and long lived assets as of September 30, 2010 and December 31, 2009 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Revenue:
United Kingdom	$18,904	$19,835
All other European countries	26,350	30,444
Asia Pacific	8,157	7,739

Total	$53,411	$58,018

	Nine Months Ended September 30,
	2010	2009
Revenue:
United Kingdom	$55,230	$54,117
All other European countries	82,896	87,901
Asia Pacific	23,532	21,810

Total	$161,658	$163,828

The tables above present on a combined basis the Predecessor and Successor periods for 2010. The Company believes that the presentation on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2009.

	Successor	Predecessor
	As of September 30, 2010	As of December 31, 2009
Long-Lived Assets:
United Kingdom	$726,604	$114,390
All other European countries	101,971	103,088
Asia Pacific	168,372	36,687

Total	$996,947	$254,165

Long-lived assets by geographical region are subject to change as the preliminary purchase price allocation related to the Merger is refined and finalized. Refer to Note 2 “Merger” above for further discussion.

Interest Rate Risk

The Company has historically invested excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities consist of high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. The Merger has had a material impact on the Company’s interest rate risk due to newly issued variable rate debt and associated interest rate caps. As of September 30, 2010, the Company had $1,326,675,000 of debt under its senior secured credit agreement, which is based on a floating rate index. The Company has entered into forward starting interest rate caps that hedge the exposure on $700,000,000 of this debt beginning September 30, 2011. Although the relevant floating interest rate was .29% at September 30, 2010, the Company’s minimum interest rate is set at 1.75% (plus an applicable percentage). Through September 30, 2011, an increase to 2% and 3% in these floating rates would increase annual interest expense by an estimated $3,300,000 and $16,700,000, respectively. As of September 30, 2011, approximately 53% of this exposure is hedged with the interest rate caps. Please refer to Note 17 “Derivatives”, Note 16 “Debt” and the Liquidity section of the MD&A above for further discussion of the Company’s debt and derivatives. Prior to the Merger, the Company did not have any debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer, or PEO, and principal financial officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2010. Based on this evaluation, our PEO and PFO concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our PEO and PFO to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our PEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

(a)	None.

(b)	As a result of the acquisition of the Company on July 29, 2020, and the delisting of the Company’s common stock from the New York Stock Exchange, the procedures by which security holders may recommend nominees to the Company’s board of directors were changed. The new procedures are in accordance with the Delaware General Corporation Law, the Company’s Amended and Restated Bylaws, Company’s Amended and Restated Certificate of Incorporation and the shareholder agreement by and among us and certain stockholder of our parent companies.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg-Investors LLC, Igloo Merger Corporation and Interactive Data Corporation. (Exhibit 2.1 to registrant’s Current Report on Form 8-K filed on May 5, 2010)

3.1	Amended and Restated Certification of Incorporation of Interactive Data Corporation

3.2	Amended and Restated Bylaws of Interactive Data Corporation

4.1	Indenture, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Senior Unsecured Notes

4.2	Registration Rights Agreement, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, RBC Capital Markets Corporation, and Santander Investment Securities Inc.

10.1	Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.2	Master Guarantee Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.3	Collateral Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.4	Copyright Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.5	Patent Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.6	Trademark Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.7	Intercompany Note, dated as of July 29, 2010, between Interactive Data Corporation, Igloo Merger Corporation, Igloo Holdings Corporation, and the subsidiaries of Interactive Data Corporation that are signatories thereto.

10.8	Igloo Holdings Corporation 2010 Stock Incentive Plan

Exhibits

10.9	Igloo Holdings Corporation Amendment No. 1 to 2010 Stock Incentive Plan

10.10	Form of Retention and Enhanced Severance Agreement dated May 4, 2010, between Interactive Data Corporation and its Named Executive Officers

10.11	Transaction and Management Fee Agreement, dated July 29, 2010, by and between Igloo Merger Corporation, Silver Lake Management Company III, L.L.C., which agreement was assumed by Interactive Data Corporation

10.12	Shareholders Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, and the shareholders named therein

10.13	Registration Rights Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Warburg Pincus Private equity X, L.P., Warburg Pincus X Partners, L.P., and certain other investors named therein

10.14	Pensions Transitional Agreement, dated as of May 7, 2010, by and among Pearson plc, Pearson DBC Holdings Inc., Pearson Services Limited, Pearson Management Services Limited, Interactive Data Corporation, Interactive Data (Europe) Ltd., and Hg Investors LLC

10.15	Deed of Cessation of Participation, dated as of May 7, 2010, in respect of Pearson Group Pension Plan, by and among Pearson Services Limited, Pearson Group Pension Trustee Limited and Interactive Data (Europe) Ltd.

10.16	Employment Agreement, dated August 4, 2010, between Mason Slaine, Igloo Holdings Corporation and Interactive Data Corporation

10.17	Option Grant Notice and Agreement, dated August 4, 2010, between Mason Slaine and Igloo Holdings Corporation

10.18	Side Letter Agreement, dated August 4, 2010, by and among, Mason Slaine, The Mason Slaine 2010 Trust and the David Slaine 2010 Trust

10.19	Employment Agreement, dated September 17, 2010, between Vincent Chippari and Interactive Data Corporation

10.20	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 13, 2010, executed by Vincent Chippari

10.21	Option Grant Notice and Agreement, dated October 25, 2010, between Vincent Chippari and Igloo Holdings Corporation

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 15, 2010	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: November 15, 2010	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer