Form 10-K
period 2010-12-31
INTERACTIVE DATA CORP/MA/
filed 2011-03-31
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐

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

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☑             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate for any other purpose) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,254,968,934. As of March 28, 2011, there was no established public trading market for any of the common stock of the registrant. As of March 1, 2011, there were 10 shares of common stock of the registrant outstanding, all of which were owned by Igloo Intermediate Corporation.

Documents Incorporated by Reference: None

PART I

Item 1.	Business

We are a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions and active traders, as well as hundreds of software and service providers. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, money management, hedge fund, securities and financial instrument processing and administration sectors. We distribute our data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

On July 29, 2010, Interactive Data Corporation (“the Company”) was acquired in a merger (the “Merger”) by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC (“the Sponsors”). As further discussed in Note 1 “Summary of Significant Accounting Polices” and Note 3 “Merger”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, the Company is wholly-owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Approximately 98% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors.

This Business Section and the consolidated financial statements of the Company following the Merger exclude the accounts of Intermediate and Holdings. The Company continued as the surviving corporation after the Merger and the accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K are presented for the period prior to the Merger from January 1 to July 29, 2010 (referred to as the Predecessor period) and the period following the Merger from July 30 to December 31, 2010 (referred to as the Successor period). Our discussion in this Business Section as well as in the Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the sum of the results of the Predecessor period and Successor period on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This presentation is not in accordance with generally accepted accounting principles in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be comparable to 2009 results. The Company believes that a presentation and discussion of Combined 2010 is meaningful as it enables a comparison to the comparable period in 2009.

Our financial reporting is currently based on four operating businesses that comprise two reportable operating segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and asset management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and value added resellers (VARs) such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides an extensive range of financial market data services to approximately 6,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which we refer to as evaluated pricing, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing our evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle. This business accounted for $513.8 million, or 64.5%, of our revenue for the combined year ended December 31, 2010.

Interactive Data Real-Time Services. Our Real-Time Services business provides over 1,600 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. Our real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. Our wealth management product area designs, builds and hosts customized, web-based financial information systems that support wealth management and other software-as-a-service (SaaS) applications that are used primarily by financial institutions and infomedia companies. Interactive Data Real-Time Services accounted for $168.5 million, or 21.2%, of our revenue for the combined year ended December 31, 2010.

Interactive Data Fixed Income Analytics. Our Fixed Income Analytics business provides approximately 400 clients with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements. This business accounted for $34.7 million, or 4.4%, of our revenue for the combined year ended December 31, 2010.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

Interactive Data Desktop Solutions. Our Interactive Data Desktop Solutions business, formerly known as eSignal, provides real-time financial market information and access to decision-support tools under the Interactive Data, eSignal, MarketQ and FutureSource brands. These offerings support a base of approximately 54,000 direct subscription terminals used by active traders, individual investors, financial advisors, other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. This business accounted for $79.6 million, or 10.0%, of our revenue for the combined year ended December 31, 2010.

For revenue, income from operations, identifiable assets and the relevant percentages for each of our segments, in addition to revenue and long-lived assets by geographic region, please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Forward-looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements are based on management’s beliefs and assumptions and a number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Item 1A in Part I. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

Corporate History

Interactive Data Corporation (formerly known as Data Broadcasting Corporation) was incorporated in 1992 under the laws of the State of Delaware. On February 29, 2000, the businesses of Data Broadcasting Corporation (now known as Interactive Data Corporation), which included the eSignal (now known as Interactive Data Desktop Solutions) and CMS BondEdge (now known as Interactive Data Fixed Income Analytics) businesses, were merged with the historical and end-of-day pricing, evaluations and information business then known as Interactive Data Corporation (now known as Interactive Data Pricing and Reference Data), an entity which has been in the financial data business for over 40 years and at the time of the merger was 100% indirectly owned by Pearson plc. Principally as a result of this merger, Pearson plc indirectly owned approximately 61% of our issued and outstanding common stock. On July 29, 2010, the Company was acquired by investment funds managed by the Sponsors. Refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed 12 acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments. The following provides a brief description of each of these acquisitions:

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

•

In October 2003, we acquired the real-time data feed customer base of HyperFeed Technologies, Inc., a provider of enterprise-wide real-time data processing and transaction technology software and services. The HyperFeed customer base has been integrated into our Real-Time Services business.

•

In September 2004, we acquired the net assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data. The FutureSource assets were integrated into our Interactive Data Desktop Solutions business.

•

In December 2005, we acquired 95.1% of the stock of IS.Teledata AG and its subsidiaries, or IS.Teledata, a leading provider of customized, hosted web-based financial information solutions. In 2006, we subsequently acquired the remaining IS.Teledata shares from minority stockholders, increasing our total ownership in IS.Teledata to 100%. The IS.Teledata business was renamed Interactive Data Managed Solutions and now forms the foundation of our wealth management product area.

•

In March 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. These assets, which included subscription-based services for active traders, QCharts and LiveCharts, and financial websites, Quote.com and RagingBull.com, were integrated into our Interactive Data Desktop Solutions business.

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

•

In December 2008, we acquired 80% of NDF from NTT DATA Corporation and certain other minority stockholders. In 2009, we subsequently acquired an additional 10% interest and we acquired the remaining outstanding equity in December 2010. NDF is a leading provider of securities pricing, reference data and related services to most of the major financial institutions in Japan. NDF has been renamed Interactive Data Japan KK.

•

In December 2009, we acquired certain assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business. The OFS assets are used to develop and host web-based solutions, including news, market data, research and advanced charting, portfolio management and alerting capabilities. We have since been integrating this business into our wealth management product area, which is part of our Real-Time Services business. Related OFS products and services are now marketed under the Interactive Data brand.

•

In January 2010, we acquired the assets of Dubai-based Telerate Systems Limited (“TSL”), a sales agent for desktop services from Interactive Data’s Interactive Data Desktop Solutions division to the commodities, financial futures and foreign exchange trading community in the Middle East. The TSL assets have been rebranded under the Interactive Data name. These assets have been integrated into our UK-based business.

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

Industry Background

Financial industry participants utilize a broad range of financial market data and information services to support a wide range of critical business functions across their operations, including the valuation of financial instruments, investment decision-making and compliance with regulatory requirements. This financial market data includes real-time and historic pricing and evaluation information, reference data such as dividends, corporate actions and key descriptive information about securities and other related business or financial content. In addition, the financial services industry utilizes sophisticated decision-support tools to analyze market data, hosted solutions to facilitate cost-effective access to market data (or access to various applications that rely on or incorporate market data). In addition, financial industry participants also utilize infrastructure-related and other technology services that help facilitate ultra low latency access to market data and the execution of trading strategies and infrastructure-related and other technology services that facilitate the execution of trading strategies.

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

For these reasons, financial institutions and other organizations contract with financial market data service providers like ourselves that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges such as the New York Stock Exchange and the London Stock Exchange; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable, consistent and timely manner. In addition, specialized financial market data vendors like us invest significant resources to identify and mitigate source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like ourselves produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income financial instruments, that trade infrequently, if at all, in the secondary market. Related to this, financial institutions may find it valuable to obtain this data from an independent third party like us who is not involved in the underlying securities transactions. In addition, as financial institutions develop, deploy and execute sophisticated automated trading programs, they are increasingly looking for specialist providers like us to offer ultra low latency connectivity between their trading systems and a broad range of stock exchanges and trading venues. Financial institutions may also seek third-party solutions providers like us to help them design, build and host certain parts of their web sites. These customized, hosted web-based solutions typically aggregate content from third-parties together with internal information to cost-effectively support their wealth management, sales and marketing, client service and various other activities. Moreover, to make timely decisions in support of their investment strategies, many customers access sophisticated analytics like ours, or they utilize financial information portals and terminals that integrate financial content from an extensive range of market sources as well as provide access to advanced analytical tools.

We believe we are well positioned to capitalize on a number of favorable industry dynamics, including increased regulation, greater oversight and scrutiny by regulators, a strengthening of fair value accounting standards, an intensified focus on risk management, and the increasing number of clients seeking secondary and tertiary independent valuations. These trends have driven and, we expect, will continue to drive increasing demand for independent, third-party valuation services such as ours, as clients move away from historical practices such as sourcing quotes from brokerage firms. We believe this dynamic will also drive additional demand for our data services and analytical tools in our clients’ front-, middle- and back-offices as institutions attempt to address transparency and risk management concerns. We also believe demand for transparency will increase internationally as regulatory practices and accounting standards converge, resulting in international firms increasing their use of valuation services from third-party vendors. In total, we expect these trends to have a positive impact on our Pricing and Reference Data business. We expect our Real-Time Services business, including our real-time feeds and wealth management product areas, to benefit from certain trends such as the growth in algorithmic trading, favorable demographic shifts including the long-term growth in savings and investments as the baby boomer population ages, changes in the investment practices and regulatory structures in emerging international markets and the continued outsourcing of wealth management functions to third-party SaaS providers like ourselves by financial institutions.

Services and Customers

We offer our financial market data services, analytics and related solutions to financial institutions and active traders, as well as software and service providers. Our businesses address the needs of these customers by providing time-sensitive, high-quality information regarding a broad spectrum of securities, commodities and derivative instruments as well as access to sophisticated decision-support tools. We target our customers through the businesses within our Institutional Services and Active Trader segments. There is no single customer the loss of which would have a material adverse effect on our business. No single direct or indirect customer (when aggregated for VAR relationships) accounted for more than 5.5% of our revenue during each of the past three years (which for 2010 was considered on a Combined 2010 basis).

Institutional Services

Our Interactive Data Pricing and Reference Data, Real-Time Services and Fixed Income Analytics businesses primarily focus on addressing the needs of financial institutions for financial market data, analytics and related services. Our customer base includes many of the world’s largest financial institutions, including 47 of the top 50 U.S. banks, 47 of the top 50 global asset managers, all of the top 50 U.S. mutual funds and the top 15 global custodians. The number of institutional customers for each of our institutionally oriented businesses includes all legal entities directly subscribing to our offerings. Certain units, divisions, regional affiliates and certain business units within a single legal entity or organization are considered by us to be separate distinct customers when they separately subscribe to our products and services. The number of institutional customers for each of our institutionally oriented businesses varies from year to year based on several factors, including new sales to new customers, new customers resulting from acquisitions, customer cancellations, and the impact of the consolidation of customers. In addition, through our VAR relationships, we maintained interfaces to over 500 software applications, technology solutions, outsourcing-related services and web portals. These VARs sublicense or redistribute data typically to medium and small institutions, and individual investors.

Interactive Data Pricing and Reference Data

Our Pricing and Reference Data business provides an extensive range of financial market data services to approximately 6,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. Pricing and Reference Data offerings include intraday, end-of-day and historical pricing, evaluations and reference data for an extensive range of securities, commodities, derivative instruments, indices and foreign exchange rates from around the world. The core services for this business include:

Evaluated Pricing:

•

We deliver an extensive range of daily opinions of value on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Our evaluated prices are the result of developing and refining our proprietary processes and methodologies that combine sophisticated modeling techniques developed by our quantitative methodologists including math, finance, physics and statistics PhDs; information from an extensive range of market sources; and a team of approximately 180 skilled evaluators who integrate relative credit information, observed market movements and sector news into our evaluated pricing applications and models. Given that many fixed income securities and other financial instruments trade infrequently, if at all, in the secondary market, our evaluated prices represent our good faith opinion of the price a buyer in the marketplace would pay for certain fixed income securities and financial instruments (typically in an institutional round lot position) in a current sale. Our evaluated pricing services are typically used along with our listed markets pricing for asset and portfolio valuation (such as end-of-day mutual fund net asset values (“NAVs”), and risk management applications.

•

Our evaluated pricing coverage includes securities and financial instruments issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured finance and foreign instruments issued in markets outside of North America such as convertible bonds, debentures, Eurobonds and sovereign and corporate bonds. Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information ServiceSM through which we provide evaluations for certain international equity securities, equity options and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation.

Reference Data:

•

Complementing Pricing and Reference Data’s evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the financial instrument processing lifecycle. This content is supported by a global team of approximately 250 reference data collection professionals with language skills including English, German, French, Spanish, Portuguese, Italian, Mandarin, Japanese, Korean, Thai and Indonesian. Our reference data covers:

•

Listed and Non-listed Markets Pricing: Extensive, high-quality intraday, end-of-day and historical global pricing for securities typically used for portfolio valuation and risk management applications;

•

Corporate Actions: End-of-day and intraday corporate actions and income-related information such as capitalization changes, dividends, splits, earnings, shares outstanding and changes in credit ratings for fixed income and equity securities;

•	Terms and Conditions: Key terms and conditions for fixed income financial instruments such as call, put and interest payment information; and

•	Identification Information: Name, ticker symbol, CUSIP®, SEDOL®, etc.

The combination of Pricing and Reference Data’s listed markets pricing information, evaluated pricing and Fair Value Information Services help mutual funds, pension funds, custodians, and asset managers to value their holdings. For example, each U.S. mutual fund has a regulatory obligation to determine the fund’s NAV each trading day. The NAV is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data we provide as an important input to their own daily valuation determinations, and we believe we are the leading provider of market data that supports the NAV calculation processes within the U.S. mutual fund industry.

Financial institutions also utilize Pricing and Reference Data content to support an array of other applications. For example, our reference data is used by financial services firms to settle purchases and sales of financial instruments, and prepare reports and account statements internally and for clients. In addition, financial institutions utilize Pricing and Reference Data’s securities information as they perform activities required to meet various regulatory requirements. Intraday, end-of-day and historical data from this business is also used by customers to research investment decisions.

This business has developed proprietary methods for receiving and packaging source data. In addition, when practicable, teams of professionals work to enhance the quality and completeness of the data before it is delivered to customers. Our customers receive a majority of their data through computer-to-computer links and Internet-based applications. This business also works closely with redistributors who typically use their own delivery systems or serve as an interface between their clients’ and our delivery systems to redistribute and/or process the data provided by this business. We design Pricing and Reference Data’s data feeds to be compatible with third-party software applications and standard industry protocols to allow institutional customers to integrate these data feeds into their infrastructures. At the same time, our offerings are typically tightly integrated into our customers’ systems and workflows, often as the result of significant historical investment by these customers. Our business continues to refine and enhance its proprietary methodologies for evaluating fixed income financial instruments by combining sophisticated modeling techniques, information from market sources and teams of skilled evaluators who integrate relative credit information, observed market movements and sector news into the evaluated pricing applications and models.

Our Pricing and Reference Data business is regarded as the top provider in the pricing and valuations services sector based on research compiled by Aite Group in November 2009. To capitalize on growth opportunities in this market segment, Pricing and Reference Data business actively seeks to enhance its existing services and develop new offerings by establishing business alliances, automating key data collection and evaluation processes, expanding its data coverage, (particularly in the area of hard-to-value financial instruments), increasing the delivery frequency of its services and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges.

Real-Time Services

Our Real-Time Services business provides over 1,600 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. The core services for this business include:

Real-Time Feeds:

•

Our real-time feeds offerings provide cost-effective access to disparate real-time data sources without having to maintain direct connections. Through our PlusFeedSM service, customers receive consolidated real-time and/or delayed financial data from over 450 global exchanges, trading venues and data sources covering listed and OTC securities. Our Real-Time Services business offers a variety of delivery methods for PlusFeed, including client site deployed solutions with leased-line connectivity, hosted Internet delivery via a secure virtual private network (PlusFeed VPN) and a secure leased-line connection for cost-effective access to a specified “watch-list” of instruments (PlusFeed Select). Over the years, we have invested considerable resources to improve PlusFeed’s latency, which we define as the time it takes for information to be received from a stock exchange and redistributed to a client. Our PlusFeed service is complemented by PlusTickSM, which provides financial institutions with access to tick and trade data for global securities in order to assist them in their compliance with “best execution” requirements, transaction cost analysis and advanced charting applications.

•

Our real-time feeds product area also includes ultra low latency trading solutions in which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. These solutions enable a broad range of financial institutions to execute their automated trading programs by offering ultra low latency connectivity between their trading systems and a broad range of stock exchanges and trading venues. We gained this capability through the January 2010 acquisition of 7ticks and we now market these offerings as Interactive Data 7ticks.

Wealth Management:

•

Our wealth management product area is focused on designing, building and hosting customized, web-based financial information solutions primarily for financial institutions and infomedia companies. Our wealth management offerings consist of financial market data, access to decision-support tools and hosting services. These offerings utilize a flexible web services architecture designed to meet the needs of our customers, from consumer portals to the front-, middle- and back-office professionals within financial institutions.

•

The primary wealth management offerings are PrimePortal, PrimeTerminal and Market-Q. PrimePortal is a customized, web-based application that displays market data. PrimeTerminal and Market-Q are hosted market data terminals sold in Europe and North America, respectively (Market-Q was developed by Interactive Data Desktop Solutions and revenue from that product is allocated to the Desktop Solutions business). All of these offerings aggregate content that may be sourced from both the customer and from a number of information providers, including us, and then tailor the visual display of the content to the needs and specifications of clients. By using a SaaS business model for our web-based hosted solutions, we enable clients to lower expenses by reducing the need for owning and maintaining costly IT infrastructure and managing market data volumes. In addition, by developing modules that can be customized to the specific needs of clients, our wealth management offerings can reduce the customer’s need to devote development resources to these projects. Often our web-based financial information solutions are integrated into critical customer workflows, which promotes increased customer loyalty.

Our Real-Time Services business continually seeks to expand its market coverage by adding new stock exchanges, financial markets and news sources. We are also making enhancements to our services designed to ease the challenges faced by our customers related to managing rising market data volumes and reducing data latency. In addition, we are adding capabilities that can make it easier for clients to implement our services, with an emphasis on helping clients transition from their incumbent suppliers. We also plan to support the expansion of our ultra low latency trading solutions by continuing to increase its U.S. equities coverage and extending further into Asia and Europe. In addition, we expect to enhance our suite of customized, web-based hosted solutions for wealth management applications by developing new tools for displaying and analyzing investment portfolios, adding new capabilities to identify a broader range of derivative instruments, options, futures and investment funds, and by creating new statistical and analytics tools designed to enable customers to better track the performance of their investments.

Fixed Income Analytics

Our Fixed Income Analytics business provides approximately 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. These offerings are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures, analyze asset cash flows and support the customers compliance with certain state regulatory reporting requirements. The core services for this business include the following:

•

Fixed Income Analytics’s flagship offering is BondEdge®, which provides access to interest rate and credit risk management tools, access to an extensive global fixed income financial instruments database as well as regulatory reporting and compliance tools. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages, in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. Our Fixed Income Analytics customers are provided access to daily financial market data updates via the Internet to assist in the creation of high-quality analytic calculations and reports. The primary users of BondEdge within these financial institutions are fixed income portfolio managers who invest in or sell fixed income financial instruments, particularly complex securities. During the past two years, we have upgraded our BondEdge service to offer improved functionality including new options such as a set of Application Programming Interface tools that extend its utility across a wider customer base. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge®) and local area network/wide area network configurations (BondEdge ES). In 2010, Fixed Income Analytics introduced BondEdge® OnDemand, a fully-hosted offering that provides clients an alternative to installing and managing BondEdge as an in-house application.

•

Fixed Income Analytics also provides a service bureau offering, BondEdge BureauSM, whereby Fixed Income Analytics professionals run BondEdge on behalf of customers and provide customers with certain fixed income portfolio analysis and risk management information. In addition, this business markets BondEdge FeedSM (which has also been marketed as Analytix DirectSM in the U.S.), a fixed income data feed service that provides a variety of risk measures independent of a dedicated software application. This service is designed to meet the needs of large financial institutions that operate centralized data warehouses to support multiple departments and various applications throughout the institution.

Active Trader Services

Our Desktop Solutions business, formerly known as eSignal, targets active traders, financial advisors, individual investors, investment community professionals and corporations.

Desktop Solutions

Our Interactive Data Desktop Solutions business, formally known as eSignal, provides real-time financial market information and access to decision-support tools under the Interactive Data, eSignal, MarketQ and FutureSource brands. These offerings support a base of approximately 54,000 direct subscription terminals used by active traders, individual investors, financial advisors, other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities. The core services for this business include:

•

Subscription services targeting active traders including its eSignal-branded workstation and related offerings such as eSignal®, eSignal Advanced GET® Edition, eSignal OnDemand, LiveCharts®, QCharts®, eSignal Market ScannersSM and Interactive Data Mobile (formerly known as Quotrek) for wireless access to real-time streaming market data;

•

Real-time market data platforms designed for corporations, financial advisors and other investment community professionals: eSignal®, FutureSource® Workstation and the web-based Market-QSM desktop solution; and

•	Trading education services aimed at active traders through its eSignal Learning seminar offerings.

The financial data available to these subscribers includes equities, options, commodities, derivative instrument data, single stock futures, indices, market depth from various major exchanges including the NASDAQ Stock Market, the New York Stock Exchange, the Chicago Mercantile Exchange and the Chicago Board of Trade, as well as ECN and foreign exchange market information, fixed income data, mutual fund data and money market data. In addition, subscribers receive access to decision-support tools including historical databases, technical charting, customizable analytics, back testing, portfolio tracking and news and commentary. Although Desktop Solutions has historically targeted active traders (which we define as investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading), this business has experienced increased institutional interest in certain offerings in recent years.

Business Strategy

We are focused on expanding our position as a trusted leader in financial information services market. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to expand on our leadership position in the financial information industry by investing in internal development programs in ways that can enable us to deliver high-value services and solutions and extend our global reach. In addition, strategic acquisitions have complemented our internal investment activities in the past and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives in the future. In addition, we plan to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. Our business has historically generated a high level of recurring revenue and cash flow from operations. We have historically invested our financial resources in organic growth initiatives and strategic acquisitions. As a result of the Merger, we have incurred significant debt and our payment obligations for our debt will reduce our cash flow. However, even given these new uses of cash, we believe our business will continue to generate sufficient cash flow from operations to fund our currently planned, growth-oriented initiatives as well as other elements of our strategy.

Marketing

To support the sales efforts of our businesses, we implement a range of promotional and lead generating activities such as public relations, direct mail, email, seminars, targeted trade shows and customer-oriented events (both in person and online), community involvement and advertising. Our marketing initiatives also include advertising in leading vertical publications and on the Internet, publishing newsletters, issuing press releases and having our executives and managers quoted in various articles. When possible, our businesses coordinate sales, marketing and development activities to cost-effectively address the needs of mutual customers in a timely manner. We also work closely with VARs and other business partners to jointly market our services to current and prospective customers.

Specific marketing strategies within our Institutional Services and Active Trader Services segments include:

Institutional Services

In recent years, we have implemented a range of global marketing initiatives to reinforce our value proposition and emphasize the “Interactive Data” brand to institutional clients. Our institutionally oriented sales teams possess specialized industry and product expertise. They provide on-site and remote demonstrations of our services and interact directly with our customers and prospects. In 2011, we intend to continue to monitor changes in our industry and the evolving needs of our customers. We will also continue to foster our long-standing customer relationships and work closely with our institutional customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our organization.

Active Trader Services

Each of the core Active Trader Services offerings is marketed by sales and product support specialists within our Desktop Solutions organization. These offerings are supported by our Desktop Solutions business through the promotional campaigns discussed above as well as through third-party developer relationships that market our various Desktop Solutions offerings to their customers. We also invite third-party software developers to write software that is compatible with our systems and ask trading educators to consider use of our services in their seminars. In addition to direct sales, re-distributor channel partners are an important source of new subscribers.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our business segments. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse service-line offerings that allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with prospective customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our timely and reliable delivery and the quality and breadth of coverage of our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data and related services to meet the current and evolving needs of our customers;

•

Our expertise and experience in each of our core businesses, which further enhances our ability to deliver market data and analytic services using a variety of delivery platforms and technologies, and to cost-effectively integrate this content into the operational workflow of our customers;

•

Our ability to deliver our data and related services using a variety of delivery platforms and technologies, and to cost-effectively integrate our data and related services into the operational workflow of our customers;

•	Our ability to timely launch new services in response to the needs of our customers;

•	Our high-quality customer service and support; and

•	Our VAR network, which adds significant distribution scale and enables us to contract, either directly or indirectly, with small- and medium-sized customers.

Institutional Services

Competition within our Institutional Services segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors.

Pricing and Reference Data

The main competitors with respect to our institutionally oriented Pricing and Reference Data business include large global suppliers of financial and business news and financial market data such as Thomson Reuters Corporation, SIX Telekurs, S&P Valuation Services and Bloomberg L.P. Additionally, competitors in structured products, derivatives and other complex, esoteric securities include Markit Group Limited, J.P. Morgan Pricing Direct (formerly Bear Stearns Pricing Direct), Pricing Partners, and SuperDerivatives.

Real-Time Services

The main competitors with respect to our institutionally oriented real-time feeds include Thomson Reuters Corporation, Bloomberg L.P., SIX Telekurs, Morningstar and Activ Financial. Competitors in the ultra low latency trading solutions area include global managed services providers such as BT Radianz, Savvis and NYSE Technologies. Competitors targeting the wealth management operations of financial institutions include workstation providers such as Thomson Reuters Corporation, FactSet Research Systems Inc., SIX Telekurs and Morningstar. Other specialist hosted solutions providers include Wall Street on Demand (recently acquired by Markit Group Limited) and Quote Media.

Fixed Income Analytics

As a specialty service provider, Interactive Data Fixed Income Analytics competes against other financial services analytical software companies such as FactSet Research Systems Inc. (as a result of its 2005 acquisition of Derivative Solutions Inc.), The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), Barclays Bank PLC’s POINT® (as a result of its acquisition of Lehman Brothers) and Wilshire Associates Incorporated. Other competition unique to this business includes the use of specialized spreadsheet applications, and financial institutions that develop their own in-house software solutions. We believe that additional competitive advantages are that our Fixed Income Analytics offerings include analytics that are independent of a brokerage or asset management firm, advanced modeling analytics that enable evaluation of fixed income financial instruments individually or in a portfolio context, a data feed service that support data warehouse applications and flexible reporting capabilities.

Active Trader Services

Within the Active Trader Services segment of our business, our Desktop Solutions business competes against numerous competitors including CQG, Inc., DTN Holding Company, Inc. (a business owned by Telvent), Thomson Reuters, TradeStation, Realtick (part of Convergex Group) and other smaller vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools for active traders. However, in addition to the advantages cited above, we also believe that our other competitive advantages with respect to our Active Trader services include price, ease of use, compatibility with third-party software packages and analytics that are independent of a brokerage or asset management firm yet provide access to these firms.

Technology Infrastructure

Our global technology infrastructure and operations support all the segments of our business. As we move forward, we are upgrading and consolidating our extensive content databases and delivery platforms to more effectively support our broad range of service offerings, accelerate time to market for new services and better leverage the combined capabilities of the different product groups across our organization. In addition, we are also in the process of enhancing our global real-time network and related processing capabilities to extend and leverage the Interactive Data 7ticks infrastructure. Across all segments of our business, we invest in technology oriented initiatives designed to further enhance the quality and expand the breadth of coverage in our data offerings, as well as the features and functionality of various product and service offerings.

Our technology infrastructure is designed to facilitate the reliable and efficient processing and delivery of data and analytics to customers worldwide. Our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. In our Real-Time Services business, user connections are load-balanced between our data centers and, in the event of a site failure, equipment problem or regional disaster, have the capacity to handle the additional load through the remaining data centers. We continue to be focused on maintaining a global technical infrastructure that allows us to support our growing businesses, and provide data and analytics using various delivery methods designed to meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have three patents issued, one patent that has been approved for issuance and one patent pending. Our issued patents expire in August 2021, December 2022, and September 2027. We have rights to approximately 80 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services (with the exception of certain rights unrelated to our business that we jointly own with Nookco as described below under the heading, “Related Party Transactions” in Part III of this Annual Report on Form 10-K). Other than with respect to the value of services marks and trademarks as described in Note 3, “Merger” in the Notes to the Consolidated Financial Statement Included in Item 8 of this Annual Report on Form 10-K, no single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our business or our results of operations. License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business.

New Products and Research and Development

Our business includes the development and introduction of new services and may include entry into new markets. We are not currently committed to any new services that require the investment of a material amount of our funds, nor do we have any definitive plans to enter new markets that would require such an investment.

Geographic Areas

Through subsidiaries and affiliates, we conduct business in numerous countries outside of the United States. Our international businesses are subject to risks customarily encountered in international operations, including fluctuations in foreign currency exchange rates, import and export controls, and other laws, policies and regulations of local governments. During the past three years, our revenue by geographic region was as follows:

		Successor	Predecessor
(In thousands)	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	As of and for the Year Ended December 31,
				2009	2008
Revenue (a):
United States	$575,614	$246,924	$328,690	$536,474	$529,586
United Kingdom	74,509	32,161	42,348	72,896	85,715
All other European countries	114,747	49,422	65,325	118,384	116,839
Asia Pacific	31,775	13,594	18,181	29,464	18,401

Total	$796,645	$342,101	$454,544	$757,218	$750,541

At December 31, 2010, 2009 and 2008, respectively, long-lived assets by geographic region are as follows:

(In thousands)	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Long-lived assets:
United States	$2,851,782	$584,292	$582,763
United Kingdom	620,711	114,390	100,467
All other European countries	164,530	103,088	104,169
Asia Pacific	177,349	36,687	34,746

Total	$3,814,372	$838,457	$822,145

Employees

We had approximately 2,450 employees as of December 31, 2010.

Working Capital Requirements

There are no special requirements or credit terms extended to customers that could have a material adverse effect on our working capital.

Regulation

Interactive Data Pricing and Reference Data, Inc., one of our subsidiaries, is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

Our U.K. eSignal business is registered with the United Kingdom Financial Services Authority.

Internet Address and SEC Reports

We maintain a website with the address www.interactivedata.com. We are not currently subject to any reporting requirements of Section 15(d) or Section 13 of the Securities Exchange Act of 1934. However, we currently intend to comply with certain reporting provisions of the indenture governing our Senior Notes due 2018 by filing with the Securities and Exchange Commission annual, quarterly and current reports on Form 10-K, 10-Q, and 8-K, respectively. We will make available to the trustee of the Senior Notes due 2018 and the holders of the Senior Notes due 2018 (without exhibits), without cost to the holder, within 15 days after we file the reports with the Securities and Exchange Commission, copies of such reports. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our SEC filings are also available on the Internet at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-l looking statements appearing just before “Corporate History” above.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under the notes.

As a result of completing the Merger and related financing transactions on July 29, 2010 (the “Transactions”), we became highly leveraged. As of December 31, 2010, our total indebtedness was $2,023,350,000. We also have an additional $160,000,000 available for borrowing under our revolving credit facility at that date (excluding $4,462,000 of letters of credit that were outstanding as of December 31, 2010 related to certain operating leases). The following table shows our level of indebtedness and certain other information as of December 31, 2010.

(in thousands)	As of December 31, 2010
Revolving credit facility(1)	$—
Term loan facility(2)	1,323,350
Senior unsecured notes	700,000

Total indebtedness	$2,023,350

(1)	Our revolving credit facility, which has a 5-year maturity, provides for borrowing up to $160,000,000 aggregate principal amount (without giving effect to $4,462,000 of letters of credit that were outstanding as of December 31, 2010).
(2)	We entered into a $1,330,000,000 aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39,900,000, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan.

Our high degree of leverage could have important consequences for holders of senior unsecured notes, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the Senior Notes due 2018. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our pro forma cash interest expense for the combined year ended December 31, 2010 would have been approximately $163,749,000. When calculating the pro forma amount, we assumed the full principal amount of the debt we incurred on July 29, 2010 was outstanding as of January 1, 2010 and remained outstanding at a constant level for the full year ended December 31, 2010.

On February 11, 2011, we completed a refinancing of our term loan facility through an amendment to the credit agreement. The amendment provides for, among other things, a reduction in interest rates, an increase in the amount of the facility to $1,345,000,000 and an extension of the maturity of the term loan facility to February 11, 2018.

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

In addition, under our senior secured credit facilities we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests. A breach of any of these covenants could result in a default under each of our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders under our senior secured credit facilities could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure each such indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facilities. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure holders of senior unsecured Senior Notes due 2018 that we will have sufficient assets to repay our senior secured credit facilities and the Senior Notes due 2018.

Risks Related to Our Business

The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

We are seeing customers maintain their focus on controlling or reducing spending as a result of the recent financial crisis and the challenging market conditions many of them continue to face. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our results of operations could be materially adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting other vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their financial market data needs, our results of operations could be materially adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services.

The recent financial crisis resulted in consolidation among some participants in the financial markets and the collapse of others. Since that time, there have been additional consolidations between participants in the financial markets, and there may be additional consolidations or failures in the future. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. From our perspective, there are two types of consolidations: consolidations within an industry, such as banking; and across industries, such as consolidations of insurance, banking and brokerage companies. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations and/or service downgrades in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. Consolidation in the past few years, for example, has had an adverse impact on revenue for our Fixed Income Analytics business. In addition, if a customer who accounts for a material percentage of our revenue or profit ceases operations as a result of bankruptcy such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, weak or declining financial performance of financial market participants or the failure of market participants, could lower demand for our services.

Our business is dependent upon the health of the global financial markets as well as the financial health of the participants in those markets. For example, the recent financial crisis, which adversely affected many financial institutions, led to an increased focus on cost containment or reduction, including market data and related services costs. Further, the recent financial crisis resulted in lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities. It also led to the collapse of some market participants and may lead to the collapse of additional market participants. Some of the demand for financial market data and related services is dependent upon activity levels in the securities markets and the financial health of financial institutions and other market participants while other demand is static and is not dependent on such factors. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets or that have an adverse impact on the financial condition of market participants could have a material adverse effect on our revenue. In recent years, declining activity levels in the securities markets has adversely impacted the revenue in Active Trader segment. In addition, although we did continue to grow annual revenue during and following the recent financial crisis, our revenue growth rate slowed.

We face intense competition.

We operate in highly competitive markets in which we compete with other vendors of financial market data, analytics and related services. We expect competition to continue to be intense. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to expand their offerings and data content more effectively, use their financial resources to sustain aggressive pricing or respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and distribution of their services. Increased competition in the future or our inability to compete effectively could adversely affect our market share or profit margins and could have a material adverse effect on our financial condition or results of operations.

A prolonged outage at one of our data centers or a disruption of our computer operations or those of our suppliers, or our failure to timely deliver high-quality services due to other reasons, could result in the loss of customers.

Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data analytics and related solutions. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond our reasonable control. The occurrence of any of these events could significantly disrupt our operations or result in a significant interruption in the delivery of our services which may induce our customers to seek alternative service suppliers. In addition, timely, reliable delivery of our services is subject to a wide array of technical production processes that enable our delivery platforms to leverage an extensive range of content databases. Further, significant portions of the data we deliver to customers we obtain from stock exchanges and other third-party sources and we are reliant on these sources delivering high-quality data. If any of the data residing within our content databases is not of sufficient quality, if any of our production processes are compromised, or if any of our delivery platforms are impaired, the delivery of our data may fail to meet the time requirements of our clients or the quality standards set by our clients, either of which could adversely affect our ability to compete for new customers or induce existing customers to seek alternative service suppliers. Loss of a large number of smaller customers or a critical number of larger customers as a result of any such events could have a material adverse effect on our results of operations.

If we are unable to maintain relationships with key suppliers and providers of market data, we would not be able to provide our services to our customers.

We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, such as the New York Stock Exchange, Tokyo Stock Exchange or the London Stock Exchange, and in some cases cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. The disruption or termination of one or more of our major data supplier relationships could disrupt our operations and could have a material adverse effect on our results of operations.

If we are unable to maintain relationships with service bureaus and custodian banks, our revenue will decrease.

Part of our strategy is to serve as a major data supplier to service bureaus and custodian banks and thereby to benefit from the trend of major financial institutions in North America outsourcing their back office operations to such entities. While we believe the importance of back office operations will continue to increase, if this trend shifts or any of our relationships with service bureaus or custodian banks are disrupted or terminated, any such event could have a material adverse effect on our results of operations.

New offerings by competitors or new technologies or other industry changes could cause our services to become less competitive or obsolete or we may not be able to develop new and enhanced service offerings.

We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions, data content and coverage enhancements, and evolving industry standards. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become technologically obsolete or inadequate over time, in which case our revenue and results of operations would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt to new technologies, changes in the industry and changes in customers’ requirements more quickly than we can. If we fail to adequately and accurately anticipate customers’ needs and industry trends, we will be unable to introduce new services into the market and our existing services may become obsolete. Further, we may be unsuccessful at developing and introducing new services that are appealing to customers, with acceptable prices and terms, or any such new services may not be made available in a timely manner. Any of these events could adversely impact our ability to compete effectively and could have a material adverse effect on our results of operations. Related to this, a key part of our strategy is expanding into new markets around the world, as well as continuing to grow our existing international businesses. In order to do so, we must develop new region specific services, or add to our existing services so that they meet the needs of customers in specific geographic locations. Any new services or data content that we may develop and introduce may not achieve market acceptance. Lack of market acceptance of our services could have a material adverse effect on our results of operations.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives or standards may reduce demand for our services, prevent us from offering certain services or increase our expenses.

Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives or standards, including some of those recently introduced in the wake of the recent financial crisis, as well as ones that may in the future be introduced, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to clients, any of which event could have a material adverse impact on our results of operations. Furthermore, we may become subject to new legislation or rules with regard to the services we offer which could cause us to be prohibited from providing certain services or make provision of affected services more expensive, either of which event could have a material adverse effect on our results of operations.

Our cost-saving plans may not be effective which may adversely affect our financial results.

Our business strategy includes goals such as data center consolidation, raising productivity, outsourcing, and reducing corporate overhead expenses and business unit operational expenses. While we have begun to implement and will continue to implement these and other strategies aimed at reducing expenses without compromising product quality, sales effectiveness or customer service, we may not be able to do so successfully and we may not fully realize the projected benefits of these or any other cost-saving plans that we may seek to implement in the future. If we are unable to realize these anticipated cost reductions, our results of operation may be adversely affected. Moreover, our continued implementation of cost-saving plans and facilities integration may disrupt our operations and could have an adverse effect on our results of operations. While we expect our cost-saving initiatives to result in significant cost savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we may not realize these cost savings. The failure to achieve our estimated cost savings would negatively affect our financial condition and results of operations.

Our continued growth depends, in part, on our ability to successfully identify and complete acquisitions and enter into strategic business alliances.

Our business strategy includes growth through acquisition of assets and businesses that complement or augment our existing services and through the creation of strategic business alliances. We intend to continue to address the need to develop new services, enhance existing services and expand into complementary service areas through acquisitions of other companies, service offerings, technologies and personnel, however, acquisitions may not be available to us on favorable terms, if at all. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and, in some instances, the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete acquisition or strategic business alliance transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired business. Our debt agreements place certain restrictions on our ability to complete acquisitions and we will need to consider these restrictions as we examine potential acquisition opportunities. Should any acquisition we wish to pursue require consent of our lenders, we may not be able to obtain such consent.

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

The securities laws and other regulations that govern certain of our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the United States and foreign countries. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit relating to actual or alleged violations of one or more of their regulatory obligations, we could also become subject to intense scrutiny. This intense scrutiny could involve an examination by regulators of whether the services we provided to the customer during the time period of the alleged violation were related to or contributed to the commission of the alleged or actual violation or result in a claim or civil lawsuit filed against us by the customer or the customer’s clients seeking damages. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, or a claim or civil lawsuit filed against us could cause us to incur substantial costs and would distract our management from our business. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers and could have a material adverse effect on our results of operations.

Certain of our subsidiaries are subject to complex regulations and licensing requirements.

Our Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to ever lose our investment adviser status, this could impact on our ability to compete and could have a material adverse impact on our results of operations. Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. Desktop Solutions business, which was formerly known as eSignal, is registered with the United Kingdom Financial Services Authority, or FSA. The financial services laws and other regulations that govern our regulated activities are complex. If we were to fail to maintain our regulatory licenses or registrations, with these government agencies, the affected subsidiary might no longer be able to operate those portions of our business that require the license to be held or registration to be maintained, or such event could adversely affect our ability to attract and/or retain customers and could have a material adverse effect on our results of operations. In addition, in order to offer new financial services we could be required to extend our licenses or regulatory authorizations, which is at the discretion of the government agencies and we may not be able to secure the required extension. If this resulted in us not being able to provide one or more of our services, or resulted in us not being able to compete as effectively, depending on the services affected, this could have a material adverse effect on our results of operations.

We are subject to the risks of doing business internationally.

For the combined year ended December 31, 2010, approximately 28% of our revenue was generated outside of the United States. Our growth strategy includes seeking to increase this percentage. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors, could have a material adverse effect on our results of operation including, without limitation:

•	fluctuations in foreign currency exchange rates;

•	inflation;

•	changes in political or economic conditions;

•	changes in local laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in some local jurisdictions;

•	the inadequate intellectual property protection laws in some local jurisdictions;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges; and

•	changes in local tax law or policy.

We are involved in intellectual property disputes from time to time and we may be involved in additional such disputes in the future. These disputes divert management’s attention, cause us to incur costs, which in some cases can be significant, and could under certain circumstances prevent us from providing, or increase our costs to provide, certain services.

Third parties may assert intellectual property infringement claims against us. While we believe that (a) our services do not infringe in any material respect upon proprietary rights of other parties and (b) that meritorious defenses exist with respect to any assertions to the contrary (or would exist with respect to any future assertions to the contrary), our services may be found to infringe on the proprietary rights of others. Any claims that our services infringe third parties’ rights, regardless of their merit or final resolution, could be costly and may divert the efforts and attention of our management and technical personnel from our day-to-day operations and the advancement of our strategic objectives. We may not prevail in such proceedings given the complex technical issues and the inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages, which could have a material adverse effect on our results of operation.

We may fail to adequately protect client data.

Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client data, including limited client portfolio information. Misappropriation of client data by an employee or an external third party could occur and may result in claims against us and liability for client losses resulting from such misappropriation. Any such occurrence could result in the loss of existing or potential customers, damage to our brand and reputation, impact our ability to compete and could have a material adverse effect on our results of operation.

We may face liability for, or incur costs to defend, information published in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the data, articles, commentary, ratings or other information we publish in our services. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Costs to defend or liability arising as a result of such claims could have a material adverse effect on our results of operation.

Our success is dependent in part upon our ability to attract and retain a qualified management team and other key personnel.

We depend on our ability to attract and retain a qualified management team and other key personnel to operate and expand our business, and we may not be able to retain the services of our key personnel. In the event of any departures, our ability to replace key personnel may be difficult and may take an extended period of time because of the limited number of key personnel in the financial market data industry with the breadth of skills and experience required to operate and expand a business such as ours successfully or perform the key business functions we require. Competition to hire from this limited pool of human resources is intense, and we may not be able to hire or retain such personnel. We have entered into agreements with some members of our management team and other key personnel regarding their employment with us. While these employment agreements may mitigate some of the risks we face in retaining key personnel, we still face risk in this area. If we are unable to retain, attract and hire key personnel, such failure could have a material adverse effect on our operations and our results of operations. We recently made significant changes to our management team and, while we do not anticipate any additional significant changes, our board of directors and our chief executive officer regularly evaluate whether changes should be made to the management team, which may include changes to the our organizational and reporting structures.

Our stockholders control us and our stockholders may have conflicts of interest with us or holders of our debt in the future.

The Sponsors, and a co-investment vehicle controlled by the Sponsors, indirectly own, through their ownership in our parent companies, approximately 98% of our capital stock, immediately after consummation of the Transactions. In addition, pursuant to a stockholders agreement by and among us, our parent companies, the Sponsors, and the co-investment vehicle controlled by the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or stockholders of us or any of the parent companies, regardless of whether such transaction may be in the best interests of the holders of our Senior Notes due 2018. For example, the Sponsors could cause us to (i) make acquisitions that increase the amount of indebtedness that is secured by our assets or (ii) sell some of our assets. These or other actions implemented by the Sponsors could impair our ability to make payments under our senior secured credit facilities or the senior unsecured notes. Additionally, the Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds affiliated with, and the co-investment vehicle controlled by, the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Operating Unit/Segment	Square Feet	2011 Annual Rental Rate	Expiration Date
Bedford, MA	Institutional and Corporate	103,716	$2,461,000	June 2016
Boston, MA	Institutional	17,751	$592,000	March 2021
Boxborough, MA	Institutional, Active Trader, and Corporate	100,226	$677,000	September 2018
Channel Islands, UK	Institutional	2,301	$86,000	December 2018
Cheltenham, UK	Institutional	3,500	$69,000	May 2012
Chicago, IL	Institutional and Active Trader	6,307	$92,000	September 2011
Chicago, IL	Active Trader	3,465	$87,000	October 2012
Chicago, IL	Institutional	5,548	$127,000	February 2012
Chicago, IL	Institutional	4,726	$84,000	September 2011
Cologne, Germany	Institutional	9,182	$244,000	December 2013
Dublin, Ireland	Institutional	12,017	$358,000	February 2012
Frankfurt, Germany	Institutional	78,548	$2,131,000	December 2016
Hayward, CA	Active Trader	60,158	$1,243,000	June 2013
Hong Kong	Institutional	2,224	$120,000	June 2012
Houston, TX	Active Trader	1,635	$19,000	July 2012
Lombard, IL	Active Trader	9,356	$69,000	May 2011
London, UK	Institutional and Active Trader	68,943	$1,071,000	April 2025
Luxembourg	Institutional	3,368	$137,000	December 2015
Madrid, Spain	Institutional	3,315	$122,000	January 2014
Melbourne, Australia	Institutional and Active Trader	4,828	$159,000	November 2015
Milan, Italy	Institutional	2,799	$87,000	December 2015
Minneapolis, MN	Institutional	6,741	$53,000	May 2016
New York, NY	Institutional	87,337	$2,360,000	May 2013
New York, NY	Institutional	50,661	$2,107,000	November 2024
Paris, France	Institutional	2,670	$178,000	December 2011
Parsippany, NJ	Corporate	2,584	$44,000	January 2012
Rome, Italy	Institutional	5,918	$168,000	July 2014
Santa Monica, CA	Institutional	22,877	$784,000	November 2012
Singapore	Institutional	2,530	$159,000	October 2012
Tokyo, Japan	Institutional	5,978	$358,000	July 2012
White Plains, NY	Institutional	46,000	$1,251,000	October 2019
Zurich, Switzerland	Institutional	3,305	$192,000	June 2013

We have excluded leased properties with less than 1,500 square feet. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations. If we are unable to renew any of the leases that are due to expire in 2011, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement cost being covered, in some cases, by various commercial liability insurance policies and third party indemnifications. We believe that there is no litigation pending against us that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a privately held company with no established public trading market for our common stock. As of March 1, 2011, the Company had one record holder of our common stock, Igloo Intermediate Corporation; Igloo Intermediate Corporation had one holder of its common stock, Igloo Holdings Corporation; Igloo Holdings Corporation had ten (10) holders of its common stock. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Igloo Holdings Corporation’s stock.

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including under the credit agreement governing our Senior Secured Credit Facilities and the indenture governing our Senior Notes due 2018. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board deems relevant.

Stockholders

As of March 28, 2011, there were 10 outstanding shares of our common stock held by 1 stockholder of record.

Dividends

Predecessor

In fiscal year 2008, our Predecessor’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	$14,100	June 27, 2008
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	$14,117	September 26, 2008
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	$14,054	December 10, 2008
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	$18,705	March 31, 2009

Total	$0.65

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 33%, raising it from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (payment date: March 31, 2009 and record date March 2, 2009). The dividend declared amount of $18,705,000 is included in dividends payable as of December 31, 2008. The estimated liability for this declared dividend was determined based on the number of shares of common stock outstanding as of the December 4, 2008 declaration date.

In fiscal year 2009, our Predecessor’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	$18,807	June 29, 2009
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	$18,798	September 29, 2009
October 1, 2009	$0.20	Regular (cash)	December 8, 2009	$18,860	December 30, 2009

Total	$0.60

The dividend for the first quarter of 2009 was declared in December 2008 and as such is included in the fiscal year 2008 table above.

In fiscal year 2010, our Predecessor’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	$18,944	March 31, 2010

Total	$0.20

All of the above cash dividends were paid from our existing cash resources.

Successor

The Company has not paid a dividend since the time of the Merger. The Senior Secured Credit Facilities and Senior Notes due 2018 contain covenants limiting the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the period from January 1, 2010 through July 29, 2010 and the period from July 30, 2010 through December 31, 2010 and years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements, which are included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from other audited consolidated financial statements not included herein.

	Successor			Predecessor
				For the Year Ended December 31,
(In thousands, except per share amounts)	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	2009 (1)	2008	2007	2006
Revenue	$796,645	$342,101	$454,544	$757,218	$750,541	$689,610	$612,403
(Loss) income from operations	(7,092)	(46,571)	39,479	207,749	209,683	175,620	144,565
Net (loss) income attributable to Interactive Data Corporation	(71,789)	(94,263)	22,474	141,234	142,648	125,983	93,362
Net income per common share
Basic	N/A	N/A	N/A	1.50	1.52	1.34	1.00
Diluted	N/A	N/A	N/A	1.47	1.48	1.30	0.98
Weighted average common shares
Basic	N/A	N/A	N/A	94,001	93,984	94,038	93,240
Diluted	N/A	N/A	N/A	96,200	96,674	97,060	95,600

Cash dividends declared per common share	N/A	N/A	$0.20	$0.60	$0.65	$1.15	$0.80

	Successor	Predecessor
		As of December 31,
(In thousands)	2010	2009 (1)	2008	2007	2006
Total assets	$4,133,877	$1,281,171	$1,182,525	$1,228,226	$1,103,804
Borrowings, net of current portion and original issue discount	1,967,751	—	—	—	—
Stockholders’ equity (Interactive Data Corporation)	1,252,471	1,082,106	959,807	963,524	911,585

(1)	Out-of-Period Accounting Adjustment

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2,294,000, increased second quarter 2009 cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in FASB ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current

Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended March 31, 2009	Year Ended			Total
		December 31,	December 31,	December 31,
		2008	2007	2006
Decrease in revenue	$191	$1,694	$200	$209	$2,294
Increase in total costs and expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. Dollar amounts presented in the tables in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions and active traders, as well as hundreds of software and service providers. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, security and financial instrument processing and securities administration sectors. We distribute our data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

On July 29, 2010, the Company was acquired by the Sponsors. This Management‘s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings and reflects only the accounts of the Company, as the surviving corporation following the Merger. Refer to Note 1 ”Summary of Significant Accounting Policies” and Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

The Consolidated Financial Statements included in Item 8 of this on Form 10-K are presented for the period prior to the Merger from January 1 to July 29, 2010 (referred to as the Predecessor period) and the period following the Merger from July 30 to December 31, 2010 (referred to as the Successor period). Our discussion in this MD&A includes the sum of the results of the Predecessor period and Successor period on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This presentation is not in accordance with GAAP. Due to purchase accounting adjustments, Combined 2010 results may not be comparable to 2009 results. The Company believes that a presentation and discussion of Combined 2010 is meaningful as it enables a comparison to the comparable period in 2009.

Our financial reporting is currently based on four operating businesses that comprise two reportable operating segments: Institutional Services and Active Trader Services.

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Pricing and Reference Data provides an extensive range of financial market data services to approximately 6,000 clients, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs.

•

Real-Time Services provides over 1,600 clients with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications.

•

Fixed Income Analytics provides approximately 400 financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions, formerly known as eSignal, provides active traders, individual investors, financial advisors, other investment community professionals and corporations with real-time financial market information and access to decision-support tools under the Interactive Data, eSignal, MarketQ and FutureSource brands. These offerings support a base of approximately 54,000 direct subscription terminals used by active traders, financial advisors and other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities.

Development of Business

Combined 2010 results include the activities of our Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services (including approximately 11 months of 7ticks and a full year of the OFS assets), Interactive Data Fixed Income Analytics, and Interactive Data Desktop Solutions businesses. Our results of operations for 2009 include the activities of our Interactive Data Pricing and Reference Data (including Kler’s and NDF), Interactive Data Real-Time Services (including 30 days of the OFS assets), Interactive Data Fixed Income Analytics, and Interactive Data Desktop Solutions businesses. Our results of operations for 2008 include the activities of our Interactive Data Pricing and Reference Data (including 5 months of Kler’s and 16 days of NDF), Interactive Data Real-Time Services, Interactive Data Fixed Income Analytics, and Interactive Data Desktop Solutions businesses.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this time, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist through 2011. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, greater oversight and scrutiny by regulators worldwide, combined with a global strengthening of fair value accounting standards and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

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

•

Increased focus on cost containment and operational efficiency: We expect the recent financial crisis and related after-effects to continue to influence spending on market data and related services in 2011 as financial institutions remain focused on containing or reducing their costs. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. Market conditions appear to have stabilized in recent quarters, and cancellation levels in our Institutional Services segment decreased modestly during 2010 from 2009 levels. Although we have continued to grow annual revenue during and following the financial crisis, our growth rate has slowed and certain product areas have experienced declines. The cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as clients seek to outsource by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions to increase network capacity to address these volume issues. Our recent acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, enhances our ability to participate in the growing demand for services that support electronic trading applications.

•

Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two or more financial institutions that merge may take up to two or more years, and can present the Company with both opportunity and risk for our future revenue as a result. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminates data sourcing that is redundant. We deliver market data services to a number of customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. M&A activity within the financial services industry may adversely impact our future revenue.

•

Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments has escalated in recent years, although new issuances of certain asset classes slowed significantly in the wake of the recent financial crisis. Despite the recent slowdown, we believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments often seek to leverage efficiencies by working with independent third-party providers like ourselves to assist in valuing these instruments. Furthermore, while there has been a recovery in the new issuance of certain fixed income financial instruments, it is unclear whether such recovery and the continued innovation in financial instruments will be sustained or extends across other fixed income asset classes.

Our Pricing and Reference Data business continued to grow in 2010, primarily driven by its strong revenue retention rates, as discussed below, increased demand for its broad range of services, from existing customers and, to a lesser extent, new customers, shifting usage revenue trends and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. We have recently introduced an innovative client management and compliance oversight tool that is designed to provide audit trails and compliance reports for a customer’s pricing challenge process. We also added evaluated pricing for European money market instruments, further complementing our existing coverage of US and Asian money market instruments. Usage-related revenue growth moderated over the last several quarters due to several factors, including asset class shifts and funds consolidation by certain customers as well as extensive cost-savings reviews that reduced the number of securities for which they needed information, the frequency of service delivery or both.

Our Real-Time Services business grew in 2010 primarily due to the contributions of the acquired OFS and 7ticks assets, as well as through modest organic expansion. Revenue growth for our real-time feeds, excluding the contribution from 7ticks, has been challenged for the past two years due primarily to higher cancellations levels arising from the difficult economic environment and market conditions. These cancellations, which increased during the first half of 2009, returned to historical levels in 2010 and this business generated improved revenue performance in the fourth quarter of 2010. In 2010, we continued to experience modest growth for our web-based solutions primarily due to higher new sales in the U.S. and improved results in Europe. Growth in Real-Time Services is dependent, in large part, on a combination of the following: continuing to sustain our improved retention levels, increasing real-time feeds sales, driving adoption of the 7ticks services and expanding our web-based solutions business globally, especially in the wealth management sector.

Our Fixed Income Analytics business experienced improved revenue performance in 2010 due to next-generation BondEdge upgrades by existing customers. In recent years, new sales have been mostly offset by cancellations, the majority of which are the result of customer consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers.

We have historically achieved high revenue retention rates within our Institutional Services segment. We measure institutional revenue retention rates by using the following formula: we divide the dollar magnitude of institutional cancellations we received during the prior 12 months by the annualized quarterly institutional revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rates for our Institutional Services businesses have averaged 94% since 2007, and our annualized revenue retention rate at the end of 2010 was also 94%. Service downgrades and renegotiations are not included when we determine the amount of cancellations. Cancellations are measured in value in US dollars. Generally, there is a lag time between when we receive a cancellation notice and when the cancellation impacts revenue. Consequently, notwithstanding a current overall high level of revenue retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods. In addition, renegotiation of existing agreements by customers can adversely impact our revenue in future periods while not impacting our revenue retention rates.

Active Trader Services

Our Desktop Solutions business, formerly known as eSignal, has been impacted by challenging conditions in the active trader market in the past several years. Expansion of this business is partly dependent on the growth in online trading accounts managed by active traders and the trend in stock market volatility. During periods of low volatility in the major stock markets, our active trader clients tend to trade less frequently, and cancellations of our services increase and new sales slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of desktop solutions by customers. In addition to factors such as price and ease of use, active traders consider the range of services, including the ability to directly execute their trades, when selecting a financial information desktop solutions service provider. The competition to acquire new subscribers remains intense and is impacted by online brokerage firms continuing to upgrade the features and tools they provide to their active trader customers. If our subscribers can obtain the financial information services we offer directly from the brokerage firms that use to execute trades, they are less likely to contract with us. Although major stock markets have recovered in recent quarters, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. Increased trading activity in the energy and commodities sectors has benefited certain of our offerings, including our FutureSource® Workstation and Market-QSM products, which are used by financial institutions and corporations, as well as active traders.

The combination of all of these trends has impacted our ability to grow our direct subscriber base. As of December 31, 2010, Desktop Solutions supported approximately 54,000 direct subscription terminals, a 3.6% decline from approximately 56,000 direct subscription terminals as of December 31, 2009. In addition, the mix of subscribers may shift slightly from period to period, which can also impact revenue. At the same time, we are positioning certain products, such as Market-Q and eSignal®, to target the wealth management operations of financial institutions including financial advisors, stock brokers and other investment community professionals.

Across each of our businesses, regardless of business segment, our offerings are contracted with customers through fixed fee subscriptions (on either a multi-year, annual, quarterly or monthly basis), variable fee based on usage or a combination of fixed fee subscription and usage-based fees. In addition, some of our services generate one-time or non-recurring revenue, such as one time purchases of historical data or installations (including installations of product upgrades). Our contracts typically renew automatically unless canceled by one of the parties.

Results of Operations

Selected Financial Data

		Successor	Predecessor	Predecessor
		Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	For the year ended December 31,		% Change
(audited, in thousands)	Combined 2010			2009 (1)	2008	2010 vs 2009	2009 vs 2008
REVENUE	$796,645	$342,101	$454,544	$757,218	$750,541	5.2%	0.9%
COSTS AND EXPENSES:
Cost of services	277,075	115,176	161,899	250,105	241,880	10.8%	3.4%
Selling, general and administrative	282,619	124,409	158,210	237,041	244,248	19.2%	(3.0)%
Merger costs	119,992	67,258	52,734	—	—	—	—
Depreciation	38,466	15,962	22,504	31,800	27,044	21.0%	17.6%
Amortization	85,585	65,867	19,718	30,523	27,686	180.4%	10.2%

Total costs and expenses	803,737	388,672	415,065	549,469	540,858	46.3%	1.6%

(LOSS) INCOME FROM OPERATIONS	(7,092)	(46,571)	39,479	207,749	209,683	(103.4)%	(0.9)%
Interest (expense) income, net	(77,604)	(78,364)	760	1,680	7,570	(4,719.3)%	(77.8)%
Other income, net	570	321	249	139	(2)	310.1%	—

(LOSS) INCOME BEFORE INCOME TAXES	(84,126)	(124,614)	40,488	209,568	217,251	(140.1)%	(3.5)%
Income tax (benefit) expense	(12,337)	(30,351)	18,014	68,162	74,582	(118.1)%	(8.6)%

NET (LOSS) INCOME	$(71,789)	$(94,263)	$22,474	$141,406	$142,669	(150.8)%	(0.9)%
Less: Net income attributable to noncontrolling interest	(—)	(—)	(—)	(172)	(21)	100.0%	(719.0)%

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(71,789)	$(94,263)	$22,474	$141,234	$142,648	(150.8)%	(1.0)%

(1)	Out-of-Period Accounting Adjustment

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2,294,000, increased second quarter 2009 cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company has concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in FASB ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the Company’s prior year’s financial statements and is not material to the Company’s full year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended March 31, 2009	Year Ended			Total
		December 31, 2008	December 31, 2007	December 31, 2006
Decrease in revenue	$191	$1,694	$200	$209	$2,294
Increase in total costs and expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

Impact of Foreign Exchange

On a quarterly and annual basis we calculate the impact of the change in foreign exchange rates between the current reporting period and the respective prior year reporting period. We provide the U.S. dollar impact resulting from the change in foreign exchange rates on current period revenue, cost of services, selling, general and administrative, depreciation and amortization expenses. We calculate this impact by comparing the average foreign exchange rates for each operating currency for the current reporting period to the average foreign exchange rates for such operating currency for the respective year-ago reporting period.

Management uses constant foreign exchange rates in determining the Company’s growth rate in order to view business results without the impact of changing foreign exchange rates, thereby facilitating period-to-period comparisons of our underlying business. Foreign currency fluctuations are outside the company’s control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information facilitates period-to-period comparisons of our underlying business. Generally, when the U.S. dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP. In 2010, the value of the U.S. Dollar strengthened against the Euro and the UK Pound.

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4,642,000 (the “purchase price allocation adjustment to deferred revenue”). This amount will be amortized over the remaining terms of the related contracts (one year or less) as a reduction to revenue and is allocated among our segments and businesses. In 2010, the amount amortized was $3,656,000.

Also in connection with the purchase price allocations relating to the Merger, we increased the carrying value of fixed assets by $12,216,000. This amount will be depreciated over the remaining lives of the related assets which range from 3.7 to 7.7 years. For the period from July 30, 2010 through December 31, 2010, we recorded additional depreciation expense of $1,220,000 associated with this increase in carrying value. In addition, we reduced the carrying value of fixed assets by approximately $26,975,000 relating to completed capitalized development, which for purchase accounting purposes is now reflected in our completed technology intangible asset at fair value. In addition, in connection with the purchase price allocations relating to the Merger, we recorded intangible assets of $2,046,500,000. This amount will be amortized over the respective economic benefit periods which range from 3.4 years to 25 years. For the period from July 30, 2010 through December 31, 2010, we recorded amortization expense of $65,867,000 associated with these intangible assets.

Please refer to Note 3, “Merger” and Note 6, “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

COMBINED 2010 VERSUS 2009

Revenue

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Revenue (Non-GAAP)	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$513,821	$499,385	2.9%	$(412)	$513,409	2.8%
Real-Time Services	168,510	141,302	19.3%	1,801	170,311	20.5%
Fixed Income Analytics	34,692	33,156	4.6%	11	34,703	4.7%

Total Institutional Services	$717,023	$673,843	6.4%	$1,400	$718,423	6.6%
Active Trader Services
Desktop Solutions	$79,622	$83,375	(4.5)%	$(31)	$79,591	(4.5)%

Total Active Trader Services	79,622	83,375	(4.5)%	(31)	$79,591	(4.5)%

TOTAL REVENUE	$796,645	$757,218	5.2%	$1,369	$798,014	5.4%

Combined 2010 revenue increased by $39,427,000, or 5.2%, to $796,645,000 (or an increase of $40,796,000, or 5.4%, excluding the impact of foreign exchange). The change in foreign exchange rates decreased Combined 2010 revenue by $1,369,000, mainly due to a stronger US dollar against the UK pound and the Euro. The OFS assets (acquired in December 2009) and the 7ticks assets (acquired in mid-January 2010), contributed incremental revenue of $11,136,000 and $14,697,000, respectively. The purchase price allocation adjustment to deferred revenue decreased Combined 2010 revenue by $3,656,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation decreased revenue in 2009 by $2,294,000.

Institutional Services

Combined 2010 revenue within the Institutional Services segment increased by $43,180,000 or 6.4%, to $717,023,000. The change in foreign exchange rates decreased Combined 2010 revenue by $1,400,000. Excluding the impact of foreign exchange within the Institutional Services segment, Combined 2010 revenue grew $44,580,000, or 6.6%. The acquired OFS and 7ticks assets contributed incremental revenue of $11,136,000 and $14,697,000, respectively, in 2010. The purchase price allocation adjustment to deferred revenue decreased Combined 2010 Institutional Services revenue by $3,250,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased Institutional Services revenue in 2009 by $2,294,000.

Combined 2010 revenue for the Pricing and Reference Data business increased by $14,436,000, or 2.9%, to $513,821,000. The change in foreign exchange rates increased Combined 2010 revenue in the Pricing and Reference Data business by $412,000. Excluding the impact of foreign exchange, Combined 2010 revenue grew $14,024,000, or 2.8%, primarily due to higher demand for fixed income evaluations and reference data in the United States and Asia Pacific regions and the impact of price increases. The purchase price allocation adjustment to deferred revenue decreased Combined 2010 Pricing and Reference Data revenue by $2,479,000.

Combined 2010 revenue for the Real-Time Services business increased by $27,208,000, or 19.3%, to $168,510,000. The change in foreign exchange rates decreased Combined 2010 revenue in the Real-Time Services business by $1,801,000. Excluding the impact of foreign exchange, Combined 2010 revenue increased $29,009,000, or 20.5%, due primarily to revenue from the acquired OFS and 7ticks assets of $11,494,000 and $14,697,000, respectively. The remaining increase was due to stronger demand for web-based solutions mostly offset by lower real-time market data services revenue resulting from the impact of cancellations in prior quarters. The purchase price allocation adjustment to deferred revenue decreased 2010 Combined Real-Time Services revenue by $674,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased Real-Time Services revenue by $2,294,000 in 2009. Revenue for the Real-Time Services business in 2009 includes $495,000 from the OFS assets that were acquired in December 2009.

Combined 2010 revenue for the Fixed Income Analytics business increased by $1,536,000, or 4.6%, to $34,692,000. The change in foreign exchange rates decreased Combined 2010 revenue by $11,000. Excluding the impact of foreign exchange, Combined 2010 revenue grew $1,547,000, or 4.7%, primarily due to BondEdge upgrades by existing customers. The purchase price allocation adjustment to deferred revenue decreased Combined 2010 Fixed Income Analytics revenue by $97,000.

Active Trader Services

Within the Active Trader Services segment, Combined 2010 revenue decreased by $3,753,000, or 4.5%, to $79,622,000. The change in foreign exchange rates increased Combined 2010 revenue by $31,000. Excluding the impact of foreign exchange, Combined 2010 revenue decreased $3,784,000, or 4.5%, primarily due to continued declines in the number of core direct subscription terminals. The purchase price allocation adjustment to deferred revenue decreased Combined 2010 Active Trader services revenue by $406,000.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

		For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$277,075	$250,105	10.8%	$1,740	$278,815	11.5%

Combined 2010 cost of services expenses increased by $26,970,000, or 10.8%, to $277,075,000. The change in foreign exchange rates decreased Combined 2010 cost of services expenses by $1,740,000. Excluding the impact of foreign exchange, Combined 2010 cost of services expenses increased by $28,710,000, or 11.5%, due primarily to the 7ticks and OFS acquired assets, which contributed incremental cost of services expenses of $12,981,000 and $5,985,000, respectively. The fair value purchase accounting adjustment on certain operating leases decreased Combined 2010 cost of services expenses by $87,000. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased cost of services expense in 2009 by $7,487,000.

The remaining increase in Combined 2010 cost of services expenses of $17,318,000 is primarily due to higher personnel-related costs of $8,717,000 associated with increased headcount levels and annual merit-based salary increases. Additionally, Combined 2010 cost of services include higher stock-based compensation costs of $3,960,000 due to the Merger related acceleration of unvested stock options, partially offset by lower non-Merger related stock based compensation costs. Also included in Combined 2010 cost of services expenses are higher premises expenses of $2,424,000, and non-Merger related higher consulting and communications expenses of $1,094,000 and $580,000, respectively. Cost of services expenses as a percentage of revenue was 34.8% in 2010 compared with 33.0% in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted SG&A (Non-GAAP)	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$282,619	$237,041	19.2%	$620	$283,239	19.5%

Combined 2010 selling, general and administrative expenses increased by $45,578,000, or 19.2%, to $282,619,000. The change in foreign exchange rates decreased Combined 2010 selling, general, and administrative expenses by $620,000. Excluding the impact of foreign exchange, Combined 2010 selling, general and administrative expenses increased by $46,198,000, or 19.5%, partially due to the 7ticks and OFS acquired assets, which contributed incremental selling, general and administrative expenses of $5,798,000 and $2,123,000, respectively. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased selling, general and administrative expense by $1,108,000 in 2009.

The remaining increase in Combined 2010 selling, general, and administrative expenses of $39,385,000 is mainly due to higher personnel costs of $18,843,000 principally related to higher headcount, annual merit-based salary increases implemented in January 2010, and increased severance-related costs, as well as higher bonus expenses of $13,408,000 primarily related to incentive bonus compensation programs. Additionally, Combined 2010 selling, general and administrative costs include higher stock-based compensation costs of $3,962,000 resulting from the Merger related acceleration of unvested stock options, partially offset by lower non-Merger related stock based compensation costs. Also included in the Combined 2010 selling, general and administration costs is approximately $3,308,000 of non-recurring costs associated with the Company’s abandonment of certain in process software related projects that are no longer required as well as higher legal and premises expense of $955,000 and $392,000, respectively. Finally, Combined 2010 selling, general and administration costs include $452,000 of foreign exchange loss resulting primarily from the revaluation of European bank balances and inter-company balances due to the strengthening of the U.S. Dollar against the local currencies (primarily the Euro and the UK Pound).

These increases were partially offset by decreased commissions paid to third parties for the distribution of data of $1,145,000, decreased advertising and marketing expense of $1,320,000, and lower non-income tax expenses mainly related to a one-time tax incentive of $940,000.

Selling, general, and administrative expenses as a percentage of revenue was 35.5% in 2010 compared with 31.3% in 2009.

Merger Costs

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Merger Costs (Non-GAAP)	Adjusted % Change
MERGER COSTS	$119,992	$—	—	—	$119,992	—

Combined 2010 Merger costs of $119,992,000 represent transaction, legal, accounting, advisor, valuation, transaction bonuses, and tax advisor fees in connection with the Merger. Please refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in item 8 of this Annual Report on Form 10-K for additional information.

Depreciation

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$38,466	$31,800	21.0%	$182	$38,648	21.5%

Combined 2010 depreciation expense increased by $6,666,000, or 21.0%, to $38,466,000. The change in foreign exchange rates decreased the Combined 2010 depreciation expense by $182,000 in 2010. Excluding the impact of foreign exchange, Combined 2010 depreciation expense increased by $6,848,000, or 21.5%, due in part to the 7ticks and OFS acquired assets which contributed incremental depreciation expense of $1,875,000 and $103,000, respectively. Depreciation expense also increased by $1,300,000 due to the commencement of depreciation in the current year on leasehold improvements on space under operating leases that we started using in 2010. The purchase price allocation adjustment increased Combined 2010 depreciation expense by $1,220,000. The remaining increase in Combined 2010 depreciation was due to increased capitalized software development depreciation, increased capital spending during the last 12 months, partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$85,585	$30,523	180.4%	$620	$86,205	182.4%

Combined 2010 amortization expense increased by $55,062,000, or 180.4%, to $85,585,000. The change in foreign exchange rates decreased Combined 2010 amortization expense by $620,000. Excluding the impact of foreign exchange, Combined 2010 amortization expense increased by $55,682,000 or 182.4%, due to incremental amortization expense of $65,867,000 resulting from the revalued intangible assets following the Merger.

Other Consolidated Financial Information

Combined 2010 loss from operations was $7,092,000 compared to income from operations of $207,749,000 in 2009. The change of $214,841,000 is due to factors discussed above.

Combined 2010 interest expense, net was $77,604,000 in 2010 compared to interest income, net of $1,680,000 in 2009. The Combined 2010 interest expense, net reflects average borrowings of $2,186,675,000 at an average rate of 7.45% over the successor period from July 30, 2010 through December 31, 2010 (excluding non-cash expense) on the financing obtained by the Company to effect the Merger. The 2009 interest income, net represented interest earned on investments which were liquidated in 2010 to help finance the Merger.

Combined 2010 other income, net increased by $431,000 to $570,000. The increase in other income is primarily due to a fair value adjustment related to the 7ticks earn-out. Refer to Note 4, “Acquisitions” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Combined loss before income taxes was $84,126,000 in 2010 compared to income before income taxes of $209,568,000 in 2009. The change in (loss) income before income taxes of $293,694,000 is due to the factors discussed above.

2009 VERSUS 2008

Revenue

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	2009 Adjusted Revenue (Non-GAAP)	Adjusted % Change
Institutional Services:
Pricing and Reference Data	$499,385	$475,803	5.0%	$18,453	$517,838	8.8%
Real-Time Services	141,302	152,989	(7.6)%	8,932	150,234	(1.8)%
Fixed Income Analytics	33,156	32,846	0.9%	46	33,202	1.1%

Total Institutional Services	$673,843	$661,638	1.8%	$27,431	$701,274	6.0%
Active Trader Services
Desktop Solutions	$83,375	$88,903	(6.2)%	$1,677	$85,052	(4.3)%

Total Active Trader Services	83,375	88,903	(6.2)%	1,677	85,052	(4.3)%

TOTAL REVENUE	$757,218	$750,541	0.9%	$29,108	$786,326	4.8%

Total revenue increased by $6,677,000, or 0.9%, to $757,218,000 in 2009 (or an increase of $35,785,000, or 4.8% excluding the impact of foreign exchange). The change in foreign exchange rates decreased revenue by $29,108,000 in 2009, mainly due to the strength of the US dollar against the UK pound and the Euro. In 2009, the out-of-period accounting adjustment, as referred to above, decreased revenue by $2,294,000 at our European real-time market data services operation. Total revenue increased at our Pricing and Reference Data business by $23,582,000, and revenue at our Fixed Income Analytics business increased $310,000. This revenue growth was partially offset by decreased revenue of $11,687,000 at our Real-Time Services business, which includes lower revenue of $2,294,000 related to the out-of-period accounting adjustment as referred to above. In addition, revenue decreased $5,528,000 at our Interactive Data Desktop Solutions business. Three acquisitions contributed a total of $14,797,000 to 2009 revenue. First, the Kler’s business, which we acquired in August 2008, contributed incremental revenue of $5,984,000 in 2009. Second, the NDF business, in which we acquired a majority interest in December 2008, and subsequently acquired an additional 10% interest during the second quarter of 2009, contributed incremental revenue of $7,836,000 in 2009, net of intercompany eliminations. In addition, the OFS data and tools assets, acquired in December 2009 from Dow Jones & Company, Inc., contributed revenue of $977,000 in 2009.

Institutional Services

Revenue within the Institutional Services segment increased by $12,205,000, or 1.8%, to $673,843,000 in 2009. The change in foreign exchange rates decreased revenue by $27,431,000 in 2009. Excluding the impact of foreign exchange within the Institutional Services segment, revenue grew $39,636,000, or 6.0%, in 2009. In 2009, the out-of-period accounting adjustment decreased revenue by $2,294,000 at our European real-time market data services operation.

Revenue for the Pricing and Reference Data business increased by $23,582,000, or 5.0%, to $499,385,000 in 2009. The change in foreign exchange rates decreased revenue in the Pricing and Reference Data business by $18,453,000 in 2009. Excluding the impact of foreign exchange, revenue grew $42,035,000, or 8.8%, in 2009. The Kler’s business contributed incremental revenue of $5,984,000 in 2009 and the NDF business contributed incremental revenue of $7,836,000, net of intercompany eliminations, in 2009. The remaining increase in revenue for the Pricing and Reference Data business was attributable to growth across all geographic regions mainly due to higher demand for our evaluated pricing and reference data content, increased net new business during 2009, and moderately higher usage levels.

Revenue for the Real-Time Services business decreased by $11,687,000, or 7.6%, to $141,302,000 in 2009. The change in foreign exchange rates decreased revenue in the Real-Time Services business by $8,932,000 in 2009. Excluding the impact of foreign exchange, revenue decreased $2,755,000, or 1.8%, in 2009 mainly due to the out-of-period accounting adjustment of $2,294,000 coupled with the impact of cancellations related to real-time data feed services. This revenue decline was partially offset by the continued adoption of web-based financial market information solutions in North America and Europe. Additionally, the OFS data and tools assets, acquired in December 2009, contributed revenue of $977,000 in 2009.

Revenue for the Fixed Income Analytics business increased by $310,000, or 0.9%, to $33,156,000 in 2009. The change in foreign exchange rates decreased revenue by $46,000 in 2009. Excluding the impact of foreign exchange, revenue grew $356,000, or 1.1%, in 2009.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $5,528,000, or 6.2%, to $83,375,000 in 2009. The change in foreign exchange rates decreased revenue by $1,677,000 in 2009. Excluding the impact of foreign exchange, revenue decreased $3,851,000, or 4.3%, in 2009. This revenue decrease was primarily related to a decline in average Interactive Data Desktop Solutions terminal subscription fees and lower advertising revenue. This was partially offset by a modest increase in the number of direct subscription terminals to 56,492 at the end of 2009 from 54,870 at the end of 2008.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	2009 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$250,105	$241,880	3.4%	$8,562	$258,667	6.9%

Cost of services expenses increased by $8,225,000, or 3.4%, to $250,105,000 in 2009. The change in foreign exchange rates decreased cost of services expense by $8,562,000 in 2009. Excluding the impact of foreign exchange cost of services expenses increased by $16,787,000 or 6.9%. Three acquisitions contributed a total of $3,258,000 to cost of services. First, the Kler’s business contributed incremental cost of services expense of $881,000 in 2009. Second, the NDF business contributed incremental cost of services expenses of $1,860,000 in 2009. In addition, the OFS data and tools assets contributed incremental cost of services expenses of $517,000 in 2009.

The remaining increase in cost of services expenses is mainly due to higher personnel-related costs of $5,625,000 mainly associated with increased headcount levels, lower capitalization of salaries related to internal software development, and the full year effect in 2009 of prior year annual merit increases that went into effect on April 1, 2008. This is coupled with higher data acquisition expense of $1,814,000, increased communications expenditures of $1,305,000, and higher premises expense of $499,000. This is partially offset by lower consulting-related spending of $1,386,000, lower incentive-based compensation expense of $721,000, and a decrease in travel and supplies expenditures of $727,000 and $415,000, respectively. Cost of services expenses as a percentage of revenue was 33.0% in 2009 compared with 32.2% in 2008.

In 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased cost of services expenses by $7,487,000 and was comprised mainly of data acquisition-related expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	2009 Adjusted SG&A (Non-GAAP)	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$237,041	$244,248	(3.0)%	$9,444	$246,485	0.9%

Selling, general and administrative expenses decreased by $7,207,000, or 3.0%, to $237,041,000 in 2009. The change in foreign exchange rates decreased selling, general, and administrative expenses by $9,444,000 in 2009. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $2,237,000 or 0.9% in 2009. In 2009, the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased selling, general and administrative expense by $1,108,000 and was comprised mainly of sales commission, commissions paid to third parties, and premises costs. Three acquisitions contributed a total of $4,440,000 to selling, general and administrative expenses. First, the Kler’s business contributed incremental selling, general and administrative expenses of $1,527,000 in 2009. Second, the NDF business contributed incremental selling, general and administrative expenses of $2,823,000. In addition, the OFS data and tools assets contributed incremental selling, general, and administrative expenses of $90,000 in 2009. The change in foreign exchange related to transactional gain/losses (resulting primarily from the revaluation of European bank balances and inter-company balances) increased selling, general and administrative expenses by $6,760,000.

Additional increases in selling, general and administrative expenses included higher personnel-related costs of $9,783,000 primarily associated with increased headcount levels, the full year effect in 2009 of prior year annual merit increases that went into effect on April 1, 2008, and higher long-term incentive compensation expense. Included in the higher personnel-related costs is a $2,212,000 charge for stock-based compensation pertaining to our former Chief Executive Officer’s announced retirement on March 2, 2009. Furthermore there was an additional expense associated with the Company’s overseas pension plan of $3,427,000 as a result of an updated pension valuation, higher premises expense of $2,507,000 in 2009, increased bad debt expense of $629,000, and higher hardware/software maintenance expense of $361,000. These increases in selling, general, and administrative expenses are partially offset by lower incentive-based compensation expense of $17,244,000 in response to our financial performance, and lower sales commission expense of $3,604,000. Additional reductions in selling, general and administrative expenses included decreased marketing expense of $2,533,000, decreased travel costs of $2,333,000, and lower training expenditures of $453,000. Also contributing to the decrease in selling, general, and administrative expenses is lower audit fees of $359,000 and decreased legal costs of $235,000. Selling, general, and administrative expenses as a percentage of revenue was 31.3% in 2009 compared with 32.5% in 2008.

Depreciation

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	2009 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$31,800	$27,044	17.6%	$586	$32,386	19.8%

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

Amortization

	For the Year Ended December 31,
(In thousands)	2009	2008	% Change	2009 Foreign Exchange	2009 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$30,523	$27,686	10.2%	$200	$30,723	11.0%

Amortization expense increased by $2,837,000, or 10.2%, to $30,523,000 in 2009. The change in foreign exchange rates decreased amortization expense by $200,000 in 2009. Excluding the impact of foreign exchange, amortization expense increased by $3,037,000 or 11.0% in 2009. The increase in amortization expense is primarily due to the incremental expense associated with acquisitions. The acquisitions of NDF and Kler’s contributed incremental amortization of $1,900,000 and $813,000, respectively, and the acquisition of the OFS data and tools assets contributed $98,000 of amortization expense in 2009.

Other Consolidated Financial Information

Income from operations decreased by $1,934,000, or 0.9%, to $207,749,000 in 2009 due to the factors discussed above.

Interest income decreased by $5,890,000, or 77.8%, to $1,680,000 in 2009. The decrease in interest income is primarily due to a decline in interest rates.

Income before income taxes decreased by $7,683,000 or 3.5% to $209,568,000 in 2009 due to the factors discussed above.

Net income decreased by $1,263,000, or 0.9%, to $141,406,000 in 2009. The decrease in net income is primarily due to a lower effective tax rate of 32.5% in 2009 compared with 34.3% in 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $123,704,000 and had $155,538,000 available under our revolving credit facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support or services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. In connection with the Merger, we incurred indebtedness totaling $2,032,000,000. Note 19 “Debt” and Note 20 “Subsequent Events” in the Notes to the Consolidated Financial Statements and the discussion below provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of December 31, 2010:

(in thousands)	As of December 31, 2010
Revolving credit facility(1)	$—
Term loan facility(2)	1,323,350
Senior unsecured notes	700,000

Total indebtedness	$2,023,350

(1)	Our revolving credit facility, which has a 5-year maturity, provides for borrowing up to $160,000,000 aggregate principal amount (without giving effect to $4,462,000 of letters of credit that were outstanding as of December 31, 2010).
(2)	We entered into a $1,330,000,000 aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39,900,000, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan.

Prior to the Merger, we had no long term debt. The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	Combined 2010	2009	2008
Cash flow provided by (used in):
Operating activities	$23,815	$208,134	$196,242
Investing activities	(3,359,089)	(82,993)	(90,962)
Financing activities	3,255,994	(79,796)	(137,060)
Effect of exchange rates on cash balances	(6,962)	10,439	(19,528)

Net increase (decrease) in cash and cash equivalents	$(86,242)	$55,784	$(51,308)

Operating Activities

Combined 2010 net cash provided by operating activities decreased by $184,319,000, or 88.6%, to $23,815,000. The decrease in net cash provided by operating activities was primarily due to a decrease in Combined 2010 net income of $213,195,000, offset by an increase in our non cash items related to depreciation and amortization expense of $61,727,000, amortization of deferred financing costs of $8,402,000 and higher stock compensation expense of $7,916,000. The combination of these items comprise $135,150,000 of the total $184,319,000 decline in cash flows from operating activities. The remaining decrease of $49,169,000 was primarily due to payments made to satisfy pension obligations at the time of the Merger of $85,941,000, offset by other changes in working capital, primarily related to the change in interest payable of $30,647,000 and the change in accrued expenses, of which $13,764,000 related to increased employee bonuses.

Net cash provided by operating activities increased by $11,892,000, or 6.1%, to $208,134,000 in 2009. The increase in net cash provided by operating activities was primarily due to net income being materially consistent with the prior year, while including higher amortization and depreciation expense of $7,593,000, an increase in stock compensation of $1,836,000, a higher provision for doubtful accounts and sales credits of $2,323,000 and decrease in cash used by working capital of $7,594,000 mainly due to improved collections of receivables and the timing of payables in 2009 as compared with 2008. This is partially offset by an increase in utilization of deferred tax balances $7,147,000.

Investing Activities

Combined 2010 capital expenditures increased by $1,531,000, or 3.6%, to $44,360,000, mainly due to timing of capital expenditures that were accrued for at the end of 2009, but were paid in the first quarter of 2010.

Capital expenditures decreased by $2,680,000, or 5.9%, to $42,829,000 in 2009 mainly due to timing of maintenance-related capital expenditures at our Managed Solutions business in 2008 and 2009 partially offset by continued investment in expanding and optimizing our underlying infrastructure and delivery platforms.

Capital expenditures increased by $8,700,000, or 23.6%, to $45,509,000 in 2008 mainly due to infrastructure investments related to the expansion of our data center and expenditures associated with the Managed Solutions business. This increase was partially offset by lower capital expenditures at our Pricing and Reference Data business.

We have no material capital expenditure commitments and we expect that capital expenditures in 2011 will not vary significantly from recent years.

In 2010, we purchased municipal bonds of $64,136,000 with original maturities greater than 90 days but remaining maturities of less than one year. In connection with the consummation of the Merger, we sold all of our U.S. marketable securities. Total proceeds from the sale and maturies of marketable securities totaled $159,428,000 in the year ended December 31, 2010. We have made no purchases of marketable securities since the Merger.

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

On December 16, 2010, we purchased the remaining 10% of outstanding equity (or 400 common shares) of NDF for 302,000,000 JPY (or $3,582,000 at the currency exchange rate on the date acquired) bringing the Company’s ownership of the outstanding equity to 100% as of December 31, 2010.

On September 30, 2010, the Company acquired certain assets of FAIT Internet Software GmbH for a purchase price of $2,361,000, which was funded from operating cash.

On January 15, 2010, we acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the purchase price to $30,522,000.

On December 1, 2009, we acquired certain assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash.

On April 28, 2009, we purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining minority stockholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009.

On December 15, 2008, we acquired 79% of Japan-based NDF. On December 19, 2008, we acquired an additional 1% to increase our ownership to 80% of NDF. In total we paid 2,416,000,000 JPY (or $26,697,000 at the currency exchange rate on the date of acquisition), offset by cash acquired of 938,369,000 JPY (or $10,369,000 at the currency exchange rate at the date of acquisition). We funded this acquisition from our existing cash resources.

On August 1, 2008, we completed the acquisition of Kler’s, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date), offset by cash acquired of €1,689,000 (or $2,628,000 at the currency exchange rate at acquisition date). We funded this acquisition from our existing cash resources.

Financing Activities

In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned and the holders of options to purchase common stock received the excess of $33.86 over the exercise price of those options. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was primarily funded by equity financing provided or secured primarily by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors in the amount of $1,353,969,000 and through financing, with combined net proceeds of $1,923,856,000, provided by a new term loan facility and a new revolving credit facility (the “Senior Secured Credit Facilities”) and the issuance of debt securities (the “Senior Notes due 2018”). We made a total of $8,650,000 in principal payments on our long term debt subsequent to the Merger, which consisted of $6,650,000 on our term loan facility and $2,000,000 on our revolving credit facility. Refer to Note 19 “Debt” and Note 20 “Subsequent Events” in the Notes to the Consolidated Financial Statements for additional information on our debt. In addition, we paid deferred financing costs of $26,089,000 related to the debt, which costs are capitalized in the company’s financial results for the Successor period. Refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 for additional information.

Prior to the Merger, we paid regular quarterly dividends to our stockholders. Details on the last regular quarterly dividend paid under this program are as follows:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2010	March 3, 2010	Regular (cash)	$0.20	$18,944

In 2009, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2009 (1)	March 2, 2009	Regular (cash)	$0.20	$18,746,000
June 29, 2009	June 8, 2009	Regular (cash)	$0.20	$18,807,000
September 29, 2009	September 8, 2009	Regular (cash)	$0.20	$18,798,000
December 30, 2009	December 8, 2009	Regular (cash)	$0.20	$18,860,000

				$75,211,000

(1)	On December 4, 2008, our Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

In 2008, we paid cash dividends to stockholders in the following amounts on the following dates:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
January 24, 2008 (1)	January 4, 2008	Special, Cash	$0.50	$47,184,000
March 31, 2008 (2)	March 3, 2008	Regular, Cash	$0.15	$14,141,000
June 27, 2008	June 6, 2008	Regular, Cash	$0.15	$14,100,000
September 26, 2008	September 5, 2008	Regular, Cash	$0.15	$14,117,000
December 10, 2008	November 12, 2008	Regular, Cash	$0.15	$14,054,000

				$103,596,000

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, our Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

These cash dividends were paid from our existing cash resources.

The various covenants of our debt agreements, including our Senior Secured Credit Facilities and the indenture governing the Senior Notes due 2018, restrict our ability to pay dividends. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial conditions, capital requirements, any contractual restrictions and any other considerations our Board deems relevant.

In 2010, prior to the Merger, we received $28,397,000 from the exercise of options and settlement of deferred and restricted stock units to purchase 1,513,000 shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan and the purchase of 200,000 shares of common stock by employees, under our 2001 Employee Stock Purchase Plan. We did not repurchase any outstanding shares of common stock under the stock buyback program in 2010.

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

Debt related to the Merger

Overview

On July 29, 2010, in connection with the Merger, we entered into debt totaling $2,190,000,000. Details of the debt are described below. Fees totaling $76,639,000, representing direct issuance costs and commitment fees paid to the underwriters of $50,550,000 and external transaction costs of $26,089,000 were capitalized as deferred financing costs and are reported in Deferred Financing Costs on the consolidated balance sheet of the Successor in our audited consolidated financial statements. These costs will be amortized from the July 29, 2010 merger date over the remaining term of each debt instrument using the effective interest rate method.

Senior Secured Credit Facilities

We entered into a $1,330,000,000 term loan facility with a term of six and a half years. In addition, we entered into a $160,000,000 revolving credit facility with a term of five years. We borrowed $2,000,000 under the revolving credit facility at the time of the merger, which was repaid as of September 30, 2010. The terms and conditions of these two facilities, which we refer to as our Senior Secured Credit Facilities, are documented in a single credit agreement.

Interest Rate and Fees

Interest on the Senior Secured Credit Facilities is payable at a rate equal to, at our option either (a) British Bankers Association LIBOR plus an applicable margin of 5.00% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (refer to Note 18 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information). However, we made an irrevocable election to pay interest for the term loan facility solely equal to LIBOR plus an applicable margin of 5.00%. In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the term loan facility with notional amounts up to $700,000,000 and declining to $450,000,000 over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the interest rate on the debt at December 31, 2010 (refer to Note 18 “Derivatives” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information). In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the amounts available under the revolving credit facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our leverage to specified ratios. In February of 2011, we refinanced our term loan facility, reducing the interest rates, among other things, as further discussed further below.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the term loan facility with the balance being payable on the final maturity date in January 2017. As of December 31, 2010, we paid the first two scheduled principal payments totaling $6,650,000. In February 2011, we refinanced our term loan facility which resulted in extending the maturity date, among other things, as discussed further below.

Prepayments

We are required to prepay outstanding amounts under the term loan facility, subject to certain limits and exceptions, with:

•

50% of Excess Cash Flow for each fiscal year commencing with the 2011 fiscal year (which percentage will be reduced to 25% if our Total Leverage Ratio is equal to or less than 4.75x and to 0% if our Total Leverage Ratio is equal to or less than 4.00x);

•	100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

We may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Excess Cash Flow and Total Leverage Ratio are defined in the credit agreement and are discussed in further detail below.

Guarantees

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic subsidiaries (subject to certain exceptions). The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase our capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Senior Secured Credit Facilities also require us to maintain a maximum senior secured leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control.

February 2011 Term Loan Facility Refinancing

On February 11, 2011, we completed a refinancing of the Senior Secured Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 0.25% upon the company achieving certain leverage ratios,

•	a reduction in the LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity of the term loan facility to February 11, 2018;

•	an extension of the commencement date for amortization payments on the term loans to June 30, 2011; and

•	an increase in the amount of the facility to $1,345,000,000.

Senior Notes due 2018

We issued $700,000,000 of unsecured senior notes due 2018 (the “Senior Notes due 2018”) bearing annual interest at 10.25% of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity. Our first interest payment of $36,274,000 was paid on February 1, 2011.

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

Guarantees

The Senior Notes due 2018 are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing and future direct or indirect wholly owned domestic subsidiaries that guarantee our obligations under our Senior Secured Credit Facilities. The indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the our assets, enter into certain transactions with the our affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable. The indenture also contains certain customary affirmative covenants pertaining to notice and filings with the Trustee.

Optional Redemption

The Senior Notes due 2018 are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the Senior Notes due 2018 (refer to Note 19, “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further details.) In addition, upon a change in control, we are required to make an offer to redeem all of the Senior Notes due 2018 at a redemption price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

After giving effect to the February 2011 refinancing of the term loan facility, the revised future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes due 2018 are set forth in the below table. Refer to Note 20 “Subsequent Events” in the Notes to the Consolidated Financial Statements for more information regarding the February 2011 term loan facility refinancing.

Year Ending December 31,	Principal Payments (in thousands)
2011	$10,088
2012	$13,450
2013	$13,450
2014	$13,450
2015	$13,450
2016 and thereafter	$1,959,462

Total	$2,023,350

Covenant Compliance

Under the credit agreement and indenture governing the Senior Notes due 2018, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial covenants. There are two principal financial covenants: Total Leverage Ratio and Interest Coverage Ratio. As of December 31, 2010, we were in compliance with the Total Leverage Ratio and Interest Coverage Ratio covenants. The Company did not have any covenant reporting requirements for any period prior to December 31, 2010.

Total Leverage Ratio

Under the credit agreement, we have agreed that we will not permit our Total Leverage Ratio as of the last day of any fiscal quarter ending on any date during any period set forth in the below table to be greater than the ratio set forth below opposite such period. Total Leverage Ratio is defined in the credit agreement as the ratio of Consolidated Net Debt to Consolidated Adjusted EBITDA, which terms are likewise defined terms under the credit agreement.

Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	NA	NA	NA	7.85:1
2011	7.85:1	7.85:1	7.85:1	7.85:1
2012	7.85:1	7.75:1	7.75:1	7.50:1
2013	7.25:1	7.00:1	7.00:1	6.75:1
2014	6.50:1	6.50:1	6.25:1	6.00:1
2015	5.75:1	5.75:1	5.50:1	5.50:1
2016	5.25:1	5.25:1	5.00:1	5.00:1
2017	5.00:1	5.00:1	5.00:1	5.00:1

Interest Coverage Ratio

Under the credit agreement, we have agreed that we will not permit our Interest Coverage Ratio for any period of four consecutive fiscal quarters to be less than the ratio set forth in the table below opposite such period. Interest Coverage Ratio is defined in the credit agreement as the ratio of Consolidated Adjusted EBITDA to Consolidated Cash Interest Expense, which terms are likewise defined terms under the credit agreement.

Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	NA	NA	NA	1.40:1
2011	1.40:1	1.40:1	1.40:1	1.40:1
2012	1.40:1	1.45:1	1.45:1	1.45:1
2013	1.45:1	1.50:1	1.50:1	1.50:1
2014	1.50:1	1.55:1	1.55:1	1.55:1
2015	1.55:1	1.60:1	1.60:1	1.60:1
2016	1.60:1	1.65:1	1.65:1	1.65:1
2017	1.65:1	1.65:1	1.65:1	1.65:1

Consolidated Adjusted EBITDA (or Covenant EBITDA) as defined in the credit agreement governing the senior secured credit facilities and the indenture governing the Senior Notes due 2018 is used to determine the Company’s compliance with certain covenants. EBITDA is calculated by adding back to GAAP net (loss) income the following items, interest and other financing costs, net, income taxes, and depreciation and amortization. Covenant EBITDA is a non-GAAP measure calculated by adding back to EBITDA unusual or non-recurring charges and certain non-cash charges and by adding to EBITDA certain expected cost savings as permitted under the credit agreement. We believe that presenting Covenant EBITDA is appropriate to provide additional information to investors regarding our compliance with our credit agreement. Any breach of the credit agreement covenants that are based on ratios involving Covenant EBITDA could result in a default under that agreement, and the lenders could elect to declare all amounts borrowed to be due and payable. Any such acceleration would also result in a default under the indenture. Additionally, under the debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Covenant EBITDA.

The calculations of EBITDA and Covenant EBITDA¹ (which are both considered non-GAAP measures) under the credit agreement are as follows:

(Millions) Year ended December 31, 2010
EBITDA:
GAAP Net (loss) income	$(71.8)
Interest (expense) income, net	77.6
Other (loss) income, net	(0.6)
Income tax (benefit)	(12.3)
Depreciation and amortization	124.1

EBITDA	$117.0

Adjustments for Covenant EBITDA:
EBITDA	$117.0
Non-cash stock-based compensation	24.1
Transaction related expenses	120.0
Other non-recurring items[2]	25.0
Other charges	3.3
Pro forma cost-savings[3]	30.0

Covenant EBITDA[1]	$319.4

1	Covenant EBITDA excludes items that are either not part of our ongoing core operations, do not require a cash outlay, or are not otherwise expected to recur (or recur at the same levels) in the ordinary course of business as well as certain other adjustments as permitted under the credit agreement. Covenant EBITDA is based on the definition of EBITDA set forth in the credit agreement.
2	Other non-recurring charges include the impact of the deferred revenue adjustment, the write-off of certain capitalized software and other assets, severance and retention expenses and the impact of a 2009 out-of-period accounting adjustment.
3	Pro forma cost savings is an adjustment permitted under our debt agreements for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases. Under the terms of the credit agreement and the indenture the pro-forma cost-savings adjustment cannot exceed $30,000,000.

EBITDA and Covenant EBITDA are not recognized terms under GAAP, and are considered Non-GAAP measures under Item 10 of Regulation S-K. EBITDA and Covenant EBITDA are not intended to be presented as an alternative to GAAP net income or income from continuing operations as a measure of operating performance or to GAAP cash flows from operating activities as a measure of liquidity. Additionally, EBITDA and Covenant EBITDA are not a measure of free cash flow available for management’s discretionary use. Certain cash requirements such as interest payments, tax payments and debt service requirements are added back to GAAP net income for the purpose of calculating EBITDA. The presentation of EBITDA and Covenant EBITDA should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. We believe EBITDA and Covenant EBITDA provide useful information to investors.

EBITDA provides useful information about underlying core business trends as it excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA is a defined term under our credit agreement and is a critical component of determining Covenant EBITDA (also defined in the credit agreement) which in turn is used to calculate key credit agreement financial covenants.

Covenant EBITDA, as defined in the credit agreement, includes certain near term cost savings and excludes certain non-recurring charges or allows for other adjustments. Covenant EBITDA was contractually agreed between us and our lenders and is used for the purposes of determining our compliance with financial covenants under the credit agreement. The breach of covenants in our senior secured credit facilities that are tied to ratios based on Covenant EBITDA could result in a default and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing our Senior Notes due 2018. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Covenant EBITDA.

We believe that the inclusion of information on the adjustments to EBITDA applied in determining Covenant EBITDA is useful additional information to investors regarding certain items we believe will materially impact future results of operations, that we do not expect to reoccur or that we do not expect will continue at the same level in the future. The exclusion of items from Covenant EBITDA is not intended to indicate that management does not believe such items will occur in the future. Covenant EBITDA includes a cost savings allowance related to projected cost savings expected to be achieved in the future. Specifically, Covenant EBITDA can include up to $30 million of projected cost savings for specified actions initiated on or prior to July 29, 2012, to the extent such savings are not already realized in EBITDA. The aggregate amount of cost savings added back when determining Covenant EBITDA in any four consecutive quarters is calculated on a proforma basis as though such cost savings had been realized on the first day of the consecutive four quarter period. EBITDA and Covenant EBITDA are also used by management as measures of liquidity.

Since not all companies use identical EBITDA or Covenant EBITDA calculations, our EBITDA and Covenant EBITDA may not be comparable to other similarly titled metrics used by other companies. We believe the non-GAAP financial measures we provide to investors supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone.

Income Taxes

The Successor period effective tax rate is 24.4% as compared to the Predecessor effective tax rate of 44.5% and 2009 effective tax rate of 32.5%. The Successor period effective tax rate includes an impact of 4.9% resulting from discrete items, principally consisting of non-deductible transaction costs, foreign taxes, tax provision to tax return adjustment with respect to the filing prior years’ return in the US and foreign jurisdictions, offset by expiration of various statutes of limitation and various settlement of audits. The Predecessor effective tax rate primarily differs from the statutory rate because of the tax expense associated with the transaction related expenses.

The Successor period effective tax rate for the 5 months ended December 31, 2010 decreased to a recorded tax benefit rate of 24.4% as compared to the recorded tax expense rate of 32.5% for the year ended December 31, 2009, primarily due to a pretax loss in the United States, an increase in income generated in lower tax jurisdictions, and certain transaction costs incurred as part of the Merger (refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information) which are not deductible for income tax purposes. The decrease in the effective rate was further impacted by the release of unrecognized tax benefits for various tax jurisdictions due to lapsing of statutes of limitation, favorable settlements of state tax audits and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

The Predecessor period effective tax rate increased the recorded tax expense rate to 44.5% as compared to a recorded tax expense rate of 32.5% for the year ended December 31, 2009, primarily due to a pretax loss in the United States, an increase in income generated in lower tax jurisdictions, and certain transaction costs incurred as part of the July 29, 2010 acquisition (described in detail in Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K) which are not deductible for income tax purposes. The increase was offset by foreign tax credits realized in the period.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Other than favorable settlements related to various foreign and state tax audits and the expiration of various statutes of limitation, there were no material changes to our unrecognized tax benefits in 2010. The increase in unrecognized tax benefits at December 31, 2010 as compared to December 31, 2009 primarily relate to tax uncertainties attributed to transaction costs. As of December 31, 2010, we had approximately $10,474,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $1,967,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The following table summarizes our Combined 2010 activity for Unrecognized Tax Benefits, pursuant to the provisions of FIN 48 now codified under ASC 740:

	Successor	Predecessor
(in thousands)	July 30, 2010 through December 31, 2010	January 1, 2010 through July 29, 2010	2009
Balance at January 1	$13,720	$11,912	$18,801
Additions based on tax positions related to the current year	1,229	1,864	1,553
Additions for tax positions of prior years	2,243	(56)	833
Expiration of statutes	(1,412)	—	(2,690)
Reductions for tax positions for prior years	(2,970)	—	(4,107)
Settlements	(688)	—	(2,458)

Balance at December 31	$12,122	$13,720	$11,912

We recognize interest and penalties related to uncertain tax positions in income tax expense. During Combined 2010, $505,000 of interest and penalties was provided in income tax expense for uncertain tax positions, as compared to $705,000 for the year ended December 31, 2009. Reserves for interest and penalties of $632,000 and $1,876,000 have been provided at December 31, 2010 and 2009, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Generally, the 2007 through 2009 tax years remain subject to examination for federal, 2006 through 2009 for significant states, and 2004 through 2009 for foreign tax authorities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a detailed discussion on the application of these and other accounting policies, see Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation

ASC 718, “Compensation-Stock Compensation”, requires that all share-based payments to employees, including grants of stock options be recognized in the financial statements based on the grant-date fair value of awards expected to vest. We amortize the grant-date fair value of our stock-based awards, less estimated forfeitures, over the requisite service period of the award.

Refer to Note 8, “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

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

We perform impairment tests of goodwill assigned to our reporting units on an annual basis or whenever events or circumstances indicate impairment may exist.

At December 31, 2010, we had two reportable segments; Institutional Services and Active Trader Services. Within the Institutional Services segment, there are three reporting units; Pricing and Reference Data Services, Real-Time Services and Fixed Income Analytics. Within the Active Trader Services segment, there is one reporting unit; Interactive Data Desktop Solutions. All of these reporting units are at the operating segment level or one level below.

Testing goodwill for impairment requires a two-step process. Step 1 involves comparing the estimated fair value of each reporting unit (which we estimate by using significant assumptions and judgments) to the carrying value of the reporting unit’s assigned assets (including related goodwill) and liabilities. Fair values for each reporting unit are established using discounted cash flows that incorporate specific reporting unit assumptions for revenue and operating expenses. Such assumptions take into account numerous factors including historical experience, anticipated economic and market conditions for purposes of determining market value from a market participant perspective. These cash flows are then discounted at an implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed.

If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit’s assigned assets and liabilities, we would perform the Step 2 calculation. In Step 2, the implied fair value of the reporting unit’s goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

In determining the estimated fair value of the reporting units for our annual impairment test, certain assumptions were used, including but not limited to revenue growth rates, expected changes in operating expenses, discount rate, and tax rate. Based on our annual assessment, including application of the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of the reporting units would not result in an impairment condition at any of the reporting units.

Based upon the fiscal 2010 annual impairment testing analysis conducted by management, including consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Intangible Assets

Other intangible assets include securities data and databases, completed technology, trademarks (definite and indefinite lived), exchange relationships and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized over their respective economic benefit periods which range from two years to twenty five years. We review the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value. Indefinite-lived intangible assets are reviewed annually for impairment in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate an impairment may exist.

Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008, as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to discussion in Note 16, “Fair Value Measurements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion surrounding the fair value of our financial instruments.

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

We currently provide U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. The cumulative amount of undistributed earnings of the foreign subsidiaries held for investment is approximately $193,000,000 at December 31, 2010. Quantification of the deferred tax liability associated with indefinitely reinvested earning is not practicable.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. We recognize deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in SFAS No. 109 “Accounting for Income Taxes,” now codified in ASC 740. Based upon projections of future taxable income, we believe that the recorded deferred tax assets will be realized.

Commitments and Contingencies

We have obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. Certain of the leases include renewal options and escalation clauses. In addition, the Company has purchase obligations for data content.

Our known contractual obligations on a combined basis as of December 31, 2010 are summarized in the table below:

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt Obligations	$2,023,350	$10,088	$26,900	$26,900	$1,959,462
Operating Lease Obligations	157,526	18,625	36,082	28,908	73,911
Purchase Obligations	17,073	17,073	—	—	—
Derivatives	4,986	415	3,324	1,247	—

Total	$2,202,935	$46,201	$66,306	$57,055	$2,033,373

We expect to satisfy our contractual obligations from our existing cash as well as our cash flow from operations. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2011 and 2012. If we are unable to renew any of the leases that are due to expire in 2011 or 2012, we believe that suitable replacement properties are available on commercially reasonable terms.

Rental expense was $23,743,000, $22,620,000 and $22,165,000 for Combined 2010 and the years ended December 31, 2009 and 2008, respectively.

Purchase Obligations include our estimate of the minimum outstanding obligations under agreements to purchase goods or services that we believe are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

On February 11, 2011, we refinanced our Term Loan Facility. Refer to Note 20 “Subsequent Events” in the Notes to the Consolidated Financial Statements for further discussion. Long Term Debt Obligations in the above table include our obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018. The amended future term loan facility obligations are reflected and for the purpose of this calculation, amounts disclosed assume interest rates on floating rate obligations remain unchanged from levels at February 11, 2011 (after given effect to the February 2011 refinancing) throughout the life of the obligation. Outstanding letters of credit totaled $4,462,000 at December 31, 2010.

Outstanding letters of credit totaled $4,462,000 at December 31, 2010. The letters of credit principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.

In addition to the amounts shown in the table above, $12,122,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with ASC 740 (FIN 48), as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $632,000 for potential interest and penalties at December 31, 2010. Reserves for unrecognized tax benefits have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

In connection with the provision of services in the ordinary course of business, the Company often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time in the ordinary course of business, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In connection with the sale of services in the ordinary course of business, the Company often makes representations affirming that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement.

Inflation

Although management believes that inflation has not had a material effect on the results of operations during the past three years, there can be no assurance that results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets, including trading volumes and the number of new securities that are issued. The recent global financial crisis resulted in a significant decline in investor activity in trading securities and a significant reduction in the number of new securities issuances. This has impacted revenue at our Interactive Data Desktop solutions business unit. While overall we have grown our business in recent years, our sales and revenue in other parts of our business were also adversely affected by the recent financial crisis and related ramifications and we continue to be impacted by our customers continuing focus on cost-containment in the aftermath of the financial crisis.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”). ASU 2010-29 specifies that if an entity presents comparative financial statements, the entity shall disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, ASU 2010-29 expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with acquisition dates occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 concerns disclosure only and will not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued updated guidance on business combinations, originally issued in Statement of Financial Accounting Standards No. 141(R) (revised), Business Combinations (codified primarily in ASC 805, Business Combinations) which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2009. However, the adoption of this statement resulted in the Company recognizing Merger costs of $67,258,000 and $52,734,000 in the period from July 30, 2010 through December 31, 2010 and the period from January 1, 2010 through July 29, 2010, respectively.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The adoption of ASU 2009-13 and ASU 2009-14 will not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) -Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation (purchases, sales, issuances and settlements) of the activities within the Level 3 rollforward. The revised guidance is effective for interim and annual reporting periods beginning in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements required in the Level 3 rollforward, which is effective for the Company in fiscal 2011. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s financial position or results of operations or cash flows.

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

Information Regarding Forward-Looking Statements

From time to time, including in this Annual Report on Form 10-K, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions we may make could cause our actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in currency exchange rates and interest rates which could affect its future results of operations and financial condition.

Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the UK pound and the Euro to US dollar exchange rates due to the significant size of our operations in Europe. Historically we have not entered into forward currency-exchange contracts. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange our business and results of operation.

Total revenue for the periods below by geographic region outside the United States, are as follows:

(In thousands)		Successor	Predecessor
	Combined 2010	Period from July 30 through December 31,	Period from January 1 through July 29,	As of and for the Year Ended December 31,
		2010	2010	2009	2008
Revenue:
United Kingdom	$74,509	$32,161	$42,348	$72,896	$85,715
All other European countries	114,747	49,422	65,325	118,384	116,839
Asia Pacific	31,775	13,594	18,181	29,464	18,401

Total	$221,031	$95,177	$125,854	$220,744	$220,955

At December 31, 2010, 2009 and 2008, long-lived assets by geographic region outside the United States are as follows:

(In thousands)	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
United Kingdom	$620,711	$114,390	$100,467
All other European countries	164,530	103,088	104,169
Asia Pacific	177,349	36,687	34,746

Total	$962,590	$254,165	$239,382

Interest Rate Risk

Historically, we invested excess cash balances in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities primarily consisted of municipal bonds; accordingly, we were exposed to market risk related to changes in interest rates.

In connection with the Merger we incurred significant debt, including variable rate debt (subject to interest rate caps). As of December 31, 2010, we had $1,323,350,000 of debt outstanding under our Senior Secured Credit Facilities, which debt bears interest determined by reference to a variable rate index. We entered into forward starting interest rate caps to help mitigate our variable interest rate risk. Beginning with the annual period that commences September 30, 2011, we will have interest rate cap coverage for up to $700,000,000 of our variable rate debt. In subsequent periods, we will continue to have interest rate cap protection, however, the principal amount of variable debt subject to interest rate caps decreases. Until this September 30, 2011 interest rate cap goes into effect, all of our variable rate debt is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. Once the interest rate cap is in place, a portion of our variable rate debt will no longer be subject to interest rate risk. Prior to the effectiveness of our interest rate cap, an increase of 1% in these variable rates above our December 31, 2010 floor of 1.75% would increase our annual interest expense by approximately $13 million. Commencing on September 30, 2011 approximately 52% of our variable interest rate exposure will be hedged with the interest rate caps. Please refer to Note 18 “Derivatives” and Note 19 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our debt and derivatives.

Item 8.	Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Operations for the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008	45
Consolidated Balance Sheets as of December 31, 2010 and 2009	46
Consolidated Statements of Cash Flows for the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008	47
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008	48
Notes to Consolidated Financial Statements	51
Quarterly Financial Information (Unaudited)	94
Index to Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	96

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Interactive Data Corporation and subsidiaries (the Successor) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from July 30, 2010 to December 31, 2010 and the consolidated balance sheet of Interactive Data Corporation and subsidiaries (the Predecessor) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from January 1, 2010 to July 29, 2010 and for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Successor’s or the Predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries (the Successor) at December 31, 2010, and the consolidated results of its operations and its cash flows for the period from July 30, 2010 to December 31, 2010 and the consolidated financial position of Interactive Data Corporation and subsidiaries (the Predecessor) at December 31, 2009, and the consolidated results of its operations and its cash flows for the period from January 1, 2010 to July 29, 2010 and for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the company adopted the guidance originally issued in Statement of Financial Accounting Standards No. 141(R) (revised, “Business Combinations” codified primarily in FASB ASC Topic 805, Business Combinations).

/s/    Ernst & Young LLP

Boston, Massachusetts

March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor	Predecessor
	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2010	2010	2009	2008
REVENUE	$342,101	$454,544	$757,218	$750,541
COSTS AND EXPENSES:
Cost of services	115,176	161,899	250,105	241,880
Selling, general and administrative	124,409	158,210	237,041	244,248
Merger costs	67,258	52,734	—	—
Depreciation	15,962	22,504	31,800	27,044
Amortization	65,867	19,718	30,523	27,686

Total costs and expenses	388,672	415,065	549,469	540,858

(LOSS) INCOME FROM OPERATIONS	(46,571)	39,479	207,749	209,683
Interest (expense) income, net	(78,364)	760	1,680	7,570
Other income (expense), net	321	249	139	(2)

(LOSS) INCOME BEFORE INCOME TAXES	(124,614)	40,488	209,568	217,251
Income tax (benefit) expense	(30,351)	18,014	68,162	74,582

NET (LOSS) INCOME	(94,263)	22,474	141,406	142,669
Less: Net income attributable to noncontrolling interest	—	—	(172)	(21)

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(94,263)	$22,474	$141,234	$142,648

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Successor	Predecessor
	December 31, 2010	December 31, 2009
ASSETS
Assets:
Cash and cash equivalents	$123,704	$209,946
Marketable securities	—	96,077
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,618 and $8,449 at December 31, 2010 and December 31, 2009, respectively	107,067	108,349
Due from parent	7,500	—
Prepaid expenses and other current assets	21,079	21,810
Income tax receivable	40,764	—
Deferred income taxes	7,574	6,532

Total current assets	307,688	442,714

Property and equipment, net	110,386	123,245
Goodwill	1,638,268	570,256
Intangible assets, net	1,994,461	138,988
Deferred financing costs, net	71,827	—
Other assets	11,247	5,968

Total Assets	$4,133,877	$1,281,171

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$22,232	$20,957
Accrued liabilities	92,020	76,195
Payables to affiliates	—	1,999
Borrowings, current	10,088	—
Interest payable	30,647	—
Income taxes payable	5,521	4,500
Deferred revenue	24,296	34,586

Total current liabilities	184,804	138,237

Income taxes payable	11,314	10,986
Deferred tax liabilities	677,793	33,871
Other liabilities	48,130	15,971
Borrowings, net of current portion and original issue discount	1,959,365	—

Total Liabilities	2,881,406	199,065

Commitments and contingencies (Note 10)

Equity:
Interactive Data Corporation stockholders’ equity:
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009	—	—
Predecessor Common stock, $0.01 par value, 200,000,000 shares authorized, 104,666,781 issued and 94,181,518 outstanding at December 31, 2009	—	1,046
Successor Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at December 31, 2010	—	—
Additional paid-in-capital	1,327,115	1,019,133
Treasury stock, at cost, zero and 10,485,263 shares, at December 31, 2010 and December 31, 2009 respectively	—	(221,246)
Accumulated (loss) earnings	(94,263)	279,096
Accumulated other comprehensive income	19,619	4,077

Total Interactive Data Corporation stockholders’ equity	1,252,471	1,082,106
Noncontrolling interest	—	—

Total Equity	1,252,471	1,082,106

Total Liabilities and Equity	$4,133,877	$1,281,171

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2010	2010	2009	2008
Cash flows (used in) provided by operating activities:
Net (loss) income	$(94,263)	$22,474	$141,406	$142,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,829	42,222	62,323	54,730
Asset abandonment	3,307	—	—	—
Amortization of discounts and premiums on marketable securities, net	—	766	1,948	648
Amortization of deferred financing costs and accretion of note discounts	8,402	—	—	—
Deferred income taxes	(9,090)	7,270	(6,292)	855
Excess tax benefits from stock-based compensation	—	(3,625)	(2,768)	(2,020)
Stock-based compensation	111	23,985	16,180	14,344
Non-cash interest expense	468	—	—	—
Changes in reserve levels for doubtful accounts and sales credits	(1,802)	103	1,813	(510)
Loss on dispositions of fixed assets	112	114	729	325
Changes in operating assets and liabilities, net
Accounts receivable	41,527	(37,572)	2,233	(1,839)
Prepaid expenses and other current assets	2,284	1,314	(1,969)	(332)
Accounts payable, interest payable and income taxes payable and receivable, net	6,876	(11,404)	6,887	(9,993)
Accrued expenses and other liabilities	11,108	20,282	(13,210)	(2,602)
Pension cessation payments	(3,200)	(82,741)	—	—
Deferred revenue	(27,344)	20,302	(1,146)	(33)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,325	3,490	208,134	196,242
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	(17,965)	(26,395)	(42,829)	(45,509)
Business and asset acquisitions, net of acquired cash	(5,943)	(29,923)	(16,731)	(43,666)
Acquisition of Interactive Data Corporation and Subsidiaries	(3,374,155)	—	—	—
Purchase of marketable securities	—	(64,136)	(257,390)	(172,068)
Proceeds from maturities and sales of marketable securities	—	159,428	233,957	170,281

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,398,063)	38,974	(82,993)	(90,962)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	28,397	23,379	17,010
Purchase of treasury stock	—	—	(30,670)	(52,494)
Common stock cash dividends paid	—	(18,964)	(75,273)	(103,596)
Excess tax benefits from stock-based compensation	—	3,625	2,768	2,020
Borrowings under revolving credit facility	2,000	—	—	—
Repayments on revolving credit facility	(2,000)	—	—	—
Proceeds from issuance of long-term debt, net of issuance costs	1,897,617	—	—	—
Principal payments on long-term debt	(8,650)	—	—	—
Investment by parent company	1,353,969	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,242,936	13,058	(79,796)	(137,060)
Effect of change in exchange rates on cash and cash equivalents	1,786	(8,748)	10,439	(19,528)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133,016)	46,774	55,784	(51,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	256,720	209,946	154,162	205,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,704	$256,720	$209,946	$154,162

Supplemental disclosure of cash flow information:
Cash received (paid) for taxes	$857	$(19,154)	$(73,657)	$(75,051)
Cash (paid) received for interest	$(40,401)	$1,566	$3,634	$8,181
Non-cash financing activity:
Dividends declared and unpaid in dividends payable	—	—	—	$18,705
Issuance of Holdings common stock classified as restricted stock liability	$34,500	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

Predecessor

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

Predecessor

	Common Stock		Additional Paid-In- Capital	Treasury Stock Number of Shares	Treasury Stock Cost	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Par Value
Balance, December 31, 2009	104,667	$1,046	$1,019,133	10,485	$(221,246)	$279,096	$4,077	$—	$1,082,106	$168,087

Exercise of stock options and issuance of deferred and restricted stock units	1,513	15	24,109	—	—	—	—	—	24,124	—
Issuance of stock in connection with employee stock purchase plan	200	2	4,271	—	—	—	—	—	4,273	—
Tax benefit from exercise of stock options, employee stock purchase plan and pension cessation payments	—	—	54,226	—	—	—	—	—	54,226	—
Retirement of treasury stock (Note 9)	(10,485)	(104)	(128,865)	(10,485)	221,246	(92,277)	—	—	—	—
Stock-based compensation (Note 8)	—	—	23,985	—	—	—	—	—	23,985	—
Other comprehensive loss (Note 15)	—	—	—	—	—	—	(15,226)	—	(15,226)	(15,226)
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—	(121)	—	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—	(18,953)	—	—	(18,953)	—
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—	(20)	—	—	(20)	—
Net income	—	—	—	—	—	22,474	—	—	22,474	22,474

Balance, July 29, 2010	95,895	$959	$996,980	—	$—	$190,199	$(11,149)	$—	$1,176,989	$7,248

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

Successor

	Common Stock		Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Equity contribution from parent company	10	—	1,353,969	—	—	1,353,969	—
Restrictions placed on shares sold from parent company to executives (Note 8)	—	—	(27,000)	—	—	(27,000)	—
Stock-based compensation (Note 8)	—	—	111	—	—	111	—
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	35	—	—	35	—
Other comprehensive income (Note 15)	—	—	—	—	19,619	19,619	19,619
Net loss	—	—	—	(94,263)	—	(94,263)	(94,263)

Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471	$(74,644)

The accompanying notes are an integral part of these consolidated financial statements.

Interactive Data Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation and Subsidiaries (“the Company”) is a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions and active traders, as well as hundreds of software and service providers. The Company is one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, security and financial instrument processing and securities administration sectors. Interactive Data distributes its data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

The Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and asset management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses: Interactive Data Pricing and Reference Data, Interactive Data Real-Time Services and Interactive Data Fixed Income Analytics.

The Active Trader Services segment targets active traders, individual investors, financial advisors, other investment community professionals and corporations. The Company considers active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business: Interactive Data Desktop Solutions (formerly known as eSignal).

On May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Igloo Merger Corporation (“Merger Sub”) and Hg Investors LLC, on July 29, 2010, the Company completed its merger (the “Merger”) with Merger Sub. The Company was the surviving corporation in the Merger. Hg Investors LLC was subsequently merged into Igloo Intermediate Corporation (“Intermediate”). As a result of the Merger, and the subsequent merger of Hg Investors LLC into Intermediate, the Company is now wholly-owned by Intermediate, which in turn, is wholly owned by Igloo Holdings Corporation (“Holdings”).

As of March 1, 2011, approximately 98% of the capital stock of Holdings is beneficially owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. As of March 1, 2011, approximately 2% of the capital stock of Holdings is beneficially owned by executives of the Company who acquired the shares subsequent to the closing of the Merger.

In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by new senior secured credit facilities (the “Senior Secured Facilities”) (3) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 19, “Debt” below); and (4) from cash on hand of the Company.

The accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger (January 1, 2010 through July 29, 2010) and the period succeeding the Merger (July 30, 2010 through December 31, 2010), respectively. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-K, for both the Predecessor and Successor periods. The Company applied the acquisition method of the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

Out-of-Period Accounting Adjustment

The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2,294,000, increased second quarter 2009 cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting,” (“APB 28”), paragraph 29, as codified in FASB ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”) and FASB ASC Subtopic 270-10, “Interim Reporting” (“ASC 270-10”), FASB SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), as codified in ASC 250, and SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” (“SAB 99”) and No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current

Year Financial Statements” (“SAB 108”), the Company does not believe that the effects of the out-of-period accounting adjustment are material to its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended	Year Ended			Total
	March 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Decrease in revenue	$191	$1,694	$200	$209	$2,294
Increase in total costs and expenses	1,308	6,554	611	122	8,595

Total-pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Amounts pertaining to the non-controlling ownership interest held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as non-controlling interest.

The consolidated financial statements of the Company do not include the operating results and financial positions of Intermediate, Holdings or its parent.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks, money market fund accounts and municipal obligations. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at December 31, 2010 were as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Cash (1)	123,704	123,704

Total	$123,704	$123,704

Cash and cash equivalents by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Estimated Fair Value
Municipal Obligations- cash equivalent (2)	$13,365	$13,365
Money Market Funds- cash equivalent	21,699	21,699
Cash (1)	174,882	174,882

Total	$209,946	$209,946

(1)	Consists of cash deposits at various major banks.
(2)	Consist of available-for-sale securities with original and remaining maturities of less than three months that are carried at fair value.

Marketable Securities

The Company follows FASB ASC Topic 320, “Investments—Debt and Equity Securities” (“ASC 320”), in accounting for marketable securities. The Company historically invested in high-grade municipal obligations. Certain municipal obligations have long-term underlying maturities; however, they have short-term effective maturities because they are scheduled to be pre-refunded in the short-term with funds secured in escrow accounts or are variable rate demand notes, which allow the Company to put the notes to a remarketing agent in the short-term. Marketable securities consist of municipal obligations with original maturities of greater than 90 days and effective maturities less than twelve months from the balance sheet date or are expected to be sold by the Company within one year of the balance sheet date. All marketable securities in the past have been classified as available-for-sale and are carried at fair value. Unrealized gains or losses on available-for-sale securities are included, net of tax effects, in accumulated other comprehensive income (loss) as a component of stockholders’ equity at each reporting date.

In connection with the Merger, in July 2010, the Company sold all of the U.S. marketable securities and has not purchased any further securities subsequent to the Merger. The proceeds from sales of securities were used to pay certain Merger related obligations.

Marketable securities by security type at December 31, 2009 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal Obligations	$96,057	$28	$(8)	$96,077

There were no significant sales of the Company’s marketable securities for the year ended December 31, 2009.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008, as codified in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value as the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date. Refer to the discussion in Note 16, “Fair Value Measurements” below for further discussion surrounding the fair value of the Company’s financial instruments.

The Company currently invests excess cash balances primarily in cash deposits held at major banks. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of December 31, 2010, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s new Senior Secured Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 which bear interest at a fixed rate differ from fair value based on comparable market terms and conditions. Refer to Note 19 “Debt” and Note 18 “Derivatives” below for further discussion.

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

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2010, management believes that the Company had no significant concentrations of credit risk. The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

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

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. Quantification of the deferred tax liability associated with indefinitely reinvested earning is not practicable.

The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $193,000,000 at December 31, 2010. It is not practical to quantify the deferred tax liability associated with indefinitely reinvested earnings.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. The Company recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in SFAS No. 109 “Accounting for Income Taxes,” now codified in ASC 740. Based upon income and projections of future taxable income, the Company believes that the recorded deferred tax assets will be realized.

Goodwill

Goodwill is recorded in connection with business acquisitions and represents the excess purchase price over the fair value of identifiable net assets at the acquisition date.

The Company performs impairment tests of goodwill assigned to its reporting units on an annual basis or whenever events or circumstances indicate impairment may exist.

At December 31, 2010, the Company had two reportable segments; Institutional Services and Active Trader Services. Within the Institutional Services segment, there are three reporting units; Pricing and Reference Data Services, Real-Time Services and Fixed Income Analytics. Within the Active Trader Services segment, there is one reporting unit; Interactive Data Desktop Solutions. All of these reporting units are at the operating segment level or one level below.

Testing goodwill for impairment requires a two-step process. Step 1 involves comparing the estimated fair value of each reporting unit (which the Company estimates by using significant assumptions and judgments) to the carrying value of the reporting unit’s assigned assets (including related goodwill) and liabilities. Fair values for each reporting unit are established using discounted cash flows that incorporate specific reporting unit assumptions for revenue and operating expenses. Such assumptions take into account numerous factors including historical experience, anticipated economic and market conditions for purposes of determining market value from a market participant perspective. These cash flows are then discounted at an implied rate of return that the Company believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed.

If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit’s assigned assets and liabilities, the Company would perform the Step 2 calculation. In Step 2, the implied fair value of the reporting unit’s goodwill is determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

In determining the estimated fair value of the reporting units, certain assumptions were used, including but not limited to revenue growth rates, expected changes in operating expenses, discount rate, and tax rate.

Intangible Assets

Other intangible assets include securities data and databases, completed technology, trademarks (definite and indefinite lived), exchange relationships and customer lists arising principally from acquisitions. Definite-lived intangible assets are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized over their respective economic benefit periods which range from two years to twenty five years on either a straight line basis or, if reliably estimated, based on the estimated pattern of consumption. The Company reviews the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

Indefinite-lived intangibles are reviewed annually for impairment in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate an impairment may exist. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss equal to that excess is recognized.

The Company also evaluates the remaining useful life of indefinite-lived intangible assets to determine whether events and circumstances continue to support an indefinite useful life. If any intangible asset is subsequently determined to have a finite useful live, the asset is tested for impairment and then amortized prospectively over its remaining useful life.

Property, Equipment and Capitalized Software

Fixed assets are recorded at cost. Equipment is depreciated using the straight-line method over its estimated useful life of three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or useful lives, whichever is shorter. Maintenance and repairs are charged to operations as incurred. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with the resulting gain or loss reflected in income.

Capitalized software costs include costs incurred in connection with the development of software and purchased software for internal use and are capitalized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” as codified in ASC 350. These costs relate to software used in support of the Company’s back office operations and software used by subscribers to access, manage and analyze information in the Company’s databases. Capitalized costs are amortized over the estimated economic life, which typically ranges from three to five years.

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

Translation of Foreign Currencies

The functional currency of certain businesses within the consolidated financial statements is the local currency. Assets and liabilities of foreign companies are translated into US dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations as selling, general and administrative expense. The net effect of these transaction adjustments to net income was ($321,000) for the period from January 1, 2010 through July 29, 2010 and ($1,565,000) for the period from July 30, 2010 through December 31, 2010. The net effect of these transaction adjustments to net income was ($1,660,000) and $5,100,000 for the years ended December 31, 2009 and 2008, respectively.

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

Research and Development Costs

Expenditures for research and development are expensed as incurred. Research and development costs primarily relate to the development of new services and are included in selling, general and administrative expense in the accompanying statements of operations.

Advertising Costs

Advertising expenditures consist of print media, radio, television, direct marketing, internet and trade shows. All advertising expenses are charged to income during the period incurred and totaled $3,267,000 and $1,970,000 for the period from January 1, 2010 through July 29, 2010 and for the period from July 30, 2010 through December 31, 2010, respectively. The Company incurred $6,255,000 and $7,986,000 of advertising costs for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company follows SFAS 123(R), as codified in ASC 718. ASC 718 requires that all stock-based payments to employees, including grants of stock options, are recognized in the financial statements based on their fair values. Refer to Note 8 “Stock-based Compensation” below for further discussion.

Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages some of its exposure to interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are currently recorded in the “Other Assets” caption in the Consolidated Balance Sheets. The Company currently has only entered into cash flow hedges. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of the change. Refer to Note 18 “Derivatives” below for further discussion.

2. New Accounting Pronouncements

Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”). ASU 2010-29 specifies that if an entity presents comparative financial statements, the entity shall disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, ASU 2010-29 expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this statement for the successor period ended December 31, 2010.

In December 2007, the FASB issued updated guidance on business combinations, originally issued in Statement of Financial Accounting Standards No. 141(R) (revised), Business Combinations (codified primarily in ASC 805, Business Combinations), which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2009. However, the adoption of this statement resulted in the Company recognizing Merger costs of $67,258,000 and $52,734,000 in the period from July 30, 2010 through December 31, 2010 and the period from January 1, 2010 through July 29, 2010, respectively.

Intangibles – Goodwill and other

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASU 2009-13 and ASU 2009-14 will be effective for the Company beginning in fiscal 2011. Early adoption will be permitted. The adoption of ASU 2009-13 and ASU 2009-14 will not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) -Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation (purchases, sales, issuances and settlements) of the activities within the Level 3 rollforward. The revised guidance is effective for interim and annual reporting periods beginning in fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements required in the Level 3 rollforward, which is effective for the Company in fiscal 2011. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s financial position, results of operations, or cash flows.

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

3. Merger

As discussed in Note 1 above the Company completed the Merger on July 29, 2010. In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by the Senior Secured Facilities; (3) proceeds from the new issuance of the Senior Notes due 2018 (which are discussed in Note 19, “Debt” below); and (4) from cash on hand of the Company.

Purchase Price Allocation

The Merger has been accounted for as a business combination under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values.

The purchase price allocation will be accounted for as follows (in thousands):

Assets:
Cash on hand	$256,720
Accounts receivable	145,794
Fixed assets	111,204
Intangible assets	2,046,500
Other assets (current and long term)	52,928
Goodwill	1,628,808

$4,241,954
Liabilities:
Accounts payable, trade	18,648
Accrued expenses	85,004
Deferred tax liability (net)	699,887
Deferred revenue	50,700
Other liabilities (current and long term)	13,560

$867,799

Total Purchase Price	$3,374,155

The above current working capital balances, with the exception of other liabilities which were adjusted in purchase accounting to eliminate deferred rent, approximate their respective carrying values as of the Merger date. The fixed asset balance of $111,204,000 includes an increase of approximately $12,216,000 to the historical carrying amount to present the fixed assets at fair value at Merger date and a reduction of approximately $26,975,000 relating to completed capitalized development, which for purchase accounting purposes is now reflected in the Company’s completed technology intangible asset at fair value.

The fair value of the intangible assets will be amortized over their respective economic benefit periods which range on an individual basis from 3.4 years to 25 years. The fair value and weighted average amortization periods in total and by major asset class are as follows:

	Weighted average amortization period	Estimated fair value (in thousands)
Estimated Intangibles:
Customer list	23.8 years	$1,552,200

Completed technology(1)	5.4 years	191,100
Interactive Data trademarks(2)	Indefinite	175,900
Other trademarks	7.1 years	1,500
Data/Database	5.0 years	109,000
Exchange relationships	25.0 years	16,800

Total	20.8 years	$2,046,500

(1)	On December 1, 2010, the Company determined that, as a result of development initiatives that commenced subsequent to the Merger, certain completed technologies valued at approximately $147,717,000 would have shorter useful lives than originally estimated. The completed technologies are being amortized over a remaining useful life of 19 months from December 1, 2010. The change in estimate resulted in approximately $3,784,000 of additional amortization expense in the Successor period.
(2)	Identified as an indefinite-lived intangible and will be reviewed annually for impairment in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate an impairment may exist.

The trademarks, customer list and completed technology were valued using the income approach and the database and exchange relationships were valued using the replacement cost approach. Fair values and useful lives assigned to intangible assets were based on the estimated value and use of these assets of a market participant.

Estimated deferred tax liabilities of approximately $690,722,000 were recorded related to the purchase price allocation.

In connection with the Merger, the Company has recorded $1,628,808,000 of goodwill, none of which is tax deductible. The allocation of goodwill by segment is as follows (in thousands):

Estimated Goodwill:
Institutional Services	$1,586,853
Active Trader Services	41,955

Total	$1,628,808

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

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $50,700,000 using a cost-plus profit approach. This approach determined the fair value of deferred revenue by estimating the cost to fulfill the obligations plus a normal profit margin. The Company is recognizing deferred revenue over the average remaining term of the contracts (one year or less), which reflects the estimated period to satisfy these customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of its’ deferred revenue balance by approximately $4,642,000.

Merger Costs

The Company expensed merger related costs of $67,258,000 and $52,734,000 in the Company’s Successor statement of operations for the period from July 30, 2010 through December 31, 2010 and the Company’s Predecessor statement of operations for the period from January 1, 2010 through July 29, 2010, respectively. The total Combined 2010 merger related costs of $119,992,000 include transaction costs of $105,648,000 and compensation associated with retention awards for certain employees and signing bonuses for newly hired executives, of $14,344,000, each of which is described further below and are classified as “Merger Costs” on the Company’s statement of operations.

The Company has expensed total transaction costs (“Transaction Costs”) of $105,648,000, consisting of transaction, legal, accounting, valuation and tax advisor fees in connection with the Merger during the year ending December 31, 2010. Of this amount, $55,564,000 have been reflected on the Company’s Successor statement of operations and approximately $50,084,000 have been reflected on the Company’s Predecessor statement of operations within, before consideration of the amount capitalized as part of debt issuance costs. The Company has paid $105,138,000 of these costs as of December 31, 2010.

The Company has performed a formal study of the Transaction Costs to provide a reasonable allocation of those costs between the business combination and debt financing costs as allowed under FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs.” The amount of Transaction Costs which the Company has determined to be related to debt financing costs is $26,089,000. These costs, and commitment fees and other issuance costs paid to the underwriters of $50,550,000 were capitalized in the Successor financials and included in Deferred Financing Costs on the consolidated balance sheet as of December 31, 2010. The total deferred financing costs of $76,639,000 are being amortized from the Merger date over the remaining term of the debt instruments. Refer to Footnote 19, “Debt” below for further discussion of debt financing costs. All amortization related to the capitalized debt financing costs will be recorded to interest expense in the statement of operations for financial reporting purposes.

The Company has expensed $14,344,000 related to compensation associated with the Merger during the year ended December 31, 2010. In connection with the Merger, the Company entered into retention agreements for the payment of a transaction bonus (“Transaction Bonus”) with certain key employees. The Transaction Bonus was equal to a specified percentage of the employee’s base salary, one-third of which was paid to certain employees within this group for past significant short term effort on the closing of the Merger and the remaining unpaid balance was paid on the date that was four months following the Merger if the employee remained employed by the Company (or if earlier, the date on which the employee was terminated other than for cause or resigned for good reason). The aggregate Transaction Bonus payout was $13,603,000 at the end of the four month period. An amount of $2,651,000 (representing the one-third payment on the closing of the Merger) had been paid and was recorded to the Company’s Predecessor statement of operations in July 2010. The remaining amount of $10,952,000 was recorded to the Successor’s statement of operations ratably over the four month service period from August through November of 2010 in the Company’s Successor statement of operations and was fully paid as of December 31, 2010. The Company also paid $741,000 in signing bonuses to a newly hired executive following completion of the Merger which have been recorded as a merger cost in the accompanying Successor statement of operations.

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

Shareholders Agreement

The Sponsors and certain other investors have entered into a shareholders agreement (the “Shareholders Agreement”). The Shareholders Agreement, among other things, contains agreements among the parties with respect to the composition of the board of directors of Holdings, Intermediate and the Company, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities and other special corporate governance provisions (including specified actions that require majority approval of the board of directors of Holdings and other actions that require the Sponsors’ consent). In particular, with respect to transfer restrictions, the Shareholders Agreement provides for preemptive rights, tag-along rights, drag-along rights and rights of first offer.

Pension Cessation

As discussed in Note 12 “Retirement Plans”, in connection with the conditions of the Merger, the Company was required to make initial payments of $3,200,000 and £53,000,000 (or approximately $82,741,000) to settle the defined benefit plans in the U.S. and U.K., respectively. The payment was based on an interim pension plan valuation and was treated as a component of purchase price. In accordance with the terms of the Merger, a supplemental payment of £14,730,000 (or $23,105,000 at the currency exchange rate at the transaction date) was made by Pearson to PGPP Trustee on the Company’s behalf in December 2010. This supplemental payment, which represented a final topoff funding payment, was based on the final defined benefit valuation. This supplemental payment, which was legally structured to provide the Company a tax benefit of £4,144,000 (or $6,500,000 at the currency exchange rate at the transaction date) was not determinable or probable at the Merger date and was treated as a modification to the Company’s purchase price allocation and accordingly, was reflected as an increase to goodwill. This transaction did not result in any additional funding requirements or additional pension expense by the Company subsequent to the Merger date.

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

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the merger took place on January 1, 2010 and 2009. The historical information has been adjusted to give effects to events that are (1) directly attributable to the merger, (2) factually supportable and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to the debt issued in conjunction with the merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

Unaudited	For the Year Ended December 31,
	2010	2009
REVENUE	$797,401	$754,318

COST AND EXPENSES
Cost of services	269,181	246,171
Selling, general & administrative	268,675	228,365
Merger costs	119,992	119,992
Depreciation	40,049	34,513
Amortization	178,852	178,852

Total costs and expenses	876,749	807,893

LOSS FROM OPERATIONS	(79,348)	(53,575)
Interest expense	(183,633)	(183,949)
Other income, net	570	1,819

LOSS BEFORE INCOME TAXES	(262,411)	(235,705)
Income tax benefit	(55,093)	(36,034)

NET LOSS	($207,318)	($199,671)

4. Acquisitions

The following acquisitions were entered into by the Company during the period preceding the Merger and reflect historical information as it relates to the Predecessor. Refer to Note 6 “Goodwill and Intangibles” for a discussion of the impact of the Merger on these historical goodwill and intangible asset balances.

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

The acquisition has been accounted for as a business combination under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets will be amortized over periods ranging from three to ten years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years; and software/technology 5.0 years. In connection with the acquisition, the Company has recorded $26,586,000 of goodwill, which was allocated to the Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to the expected significant growth opportunities 7ticks will provide the Company, as it seeks to increase penetration in the electronic trading sector, which is one of the Company’s long-term strategic priorities. In addition to marketing the 7ticks services, the Company will use 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated data feed services.

The results of operations of 7ticks have been included in the Company’s consolidated financial statements since the acquisition date. 7ticks generated $14,697,000 in revenues and an approximate operating loss before income taxes of $7,487,000 in the period from the acquisition date of January 15, 2010 through December 31, 2010. Pro forma results of operations for the years ended December 31, 2010 and 2009, assuming the acquisition of 7ticks had taken place at the beginning of each period, do not differ materially from the Company’s actual reported results.

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

(in thousands) Earn Out Period	Minimum Net Revenue Contribution	Earn-Out Payment	Maximum Net Revenue Contribution	Earn-Out Payment
January 15, 2010 – December 31, 2010	$14,200	$1,600	$15,500	$2,000
January 1, 2011 – December 31, 2011	$23,500	2,800	$24,700	4,000
January 1, 2012 – December 31, 2012	$31,800	2,800	$35,200	4,000

Totals		$7,200		$10,000

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional earn-out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50,000,000. Under no circumstances shall the Company be liable to make earn-out payments in excess of $21,246,000 in the aggregate. The estimated fair value of the Earn-Out was determined to be $8,500,000 at the acquisition date and was initially recorded in Other Liabilities on the Consolidated Balance Sheet. The actual contingent consideration earned for the 2010 Earnout Period was $1,861,000 which will be paid during the first half of 2011, and the estimated fair value of the remaining two years of the Earn Out eligibility is $6,500,000 at December 31, 2010. The Company determines the future estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company. The 2010 and 2011 amounts are reflected in current liabilities at December 31, 2010 while the 2012 amount is reflected in other liabilities.

In addition, the Company incurred transaction and acquisition costs of approximately $191,000, consisting of legal and accounting services, which were expensed in the period incurred. These costs are included in the Predecessor’s consolidated statement of operations in the line item selling, general and administrative.

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

Acquisition of OFS

On December 1, 2009, the Company acquired certain assets of Dow Jones & Company, Inc.’s (“Dow Jones”) Online Financial Solutions (“OFS”) business for a purchase price of $13,500,000, which was funded from operating cash. During 2010, additional working capital payments were received from Dow Jones in the amount of $820,000 to decrease the total purchase price to $12,680,000. The acquisition of the OFS assets expands the Company’s web-based solutions business in North America. This acquisition also creates opportunities for the Company to offer OFS customers a broader range of sophisticated web-based offerings, real-time market data services and other desktop solutions.

The acquisition was accounted for as a business combination under ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from two to eleven years. The weighted average amortization period in total is 10.0 years. The weighted average amortization period by major asset class is: customer list 11.0 years; service contracts 11.0 years; and software 2.0 years. In connection with the acquisition, the Company recorded $3,514,000 of goodwill, which was allocated to the Institutional Services segment and all of which is tax deductible. The goodwill recognized is attributable primarily to expected synergies, growth opportunities and the assembled workforce of OFS. The Company’s financial statements include the results of operations of OFS assets subsequent to the acquisition date.

In addition, the Company incurred transaction and acquisition costs of $451,000, consisting of legal and accounting services, which were expensed in the period incurred. These costs are included in the consolidated statement of operations in the line item selling, general and administrative.

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

The purchase price is considered final as of December 31, 2010.

The acquisition as accounted for in the Predecessor is as follows (in thousands):

Assets:
Prepaid expenses and other current assets	$77
Customer list	5,700
Service contracts	2,800
Computer software	1,000
Fixed assets	90
Goodwill	3,514

$13,181
Liabilities:
Deferred revenue	501

$501

Total Purchase Price	$12,680

Acquisition of NDF

On December 15, 2008, the Company acquired 79% of the outstanding equity of Japan-based NTT DATA Financial, or NDF. On December 19, 2008, the Company acquired an additional 1% to increase the Company’s ownership of the outstanding equity to 80%. In total the Company paid 2,416,000,000 JPY (or $26,697,000 at the currency exchange rate on the date of acquisition) for 3,200 common shares of NDF, offset by cash acquired of 938,369,000 JPY (or $10,369,000 at the currency exchange rate at the date of acquisition). On April 28, 2009, the Company purchased an additional 400 common shares of NDF for 302,000,000 JPY (or $3,126,000 at the currency exchange rate on the date of acquisition) from one of the remaining stockholders (noncontrolling interests), bringing the Company’s ownership of the outstanding equity to 90% as of April 28, 2009 and the total purchase price to 2,718,000,000 JPY (or $29,823,000 at the currency exchange rates on the transaction dates). The additional 400 common shares were recorded as prescribed under SFAS 160, as codified in ASC 810-10, and accounted for as a capital transaction, reducing paid in capital on the consolidated balance sheet. Although the Company’s equity ownership is 90%, the Company’s economic ownership is 100%. The Company had a firm commitment to purchase the remaining 10% of the outstanding equity (or 400 common shares) from the remaining stockholder (noncontrolling interest) at a total purchase price of 302,000,000 JPY (or $3,337,000 at the currency exchange rate at the date of acquisition) since the acquisition date. This liability was reflected at fair value in Other Liabilities in the purchase price allocation below. These remaining shares were purchased on December 16, 2010 for 302,000,000 JPY (or $3,582,000 at the currency exchange rate on the date acquired) to bring the final total purchase price to 3,020,000,000 JPY (or $33,405,000 at the currency exchange rates on the transaction dates). As a result of this firm commitment, the Company’s financial statements have reflected 100% economic ownership of NDF beginning April 28, 2009 and now legal ownership of 100% of NDF as of December 31, 2010 with no further NDF shares outstanding. See Note 17, “Noncontrolling Interest,” in these Notes to the Consolidated Financial Statements. The Company had this liability recorded, as prescribed under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), as codified in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the Consolidated Balance Sheet at December 31, 2009. In addition, the Company recorded transaction and acquisition costs of $1,361,000, consisting of legal and accounting services as part of the purchase price. These costs have all been paid. The purchase price allocation is considered final. This acquisition was funded from the operating cash of the Company.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, as codified in ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from four to eleven years. The weighted average amortization period in total is 10.4 years. The weighted average amortization period by major asset class is: customer list 11.0 years; completed software/technology 5.0 years and non-compete agreement 4.0 years. In connection with the acquisition, the Company recorded $20,639,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of NDF attributable to the Company subsequent to the acquisition date.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$10,369
Accounts receivable, net	1,191
Prepaid expenses and other current assets	40
Fixed assets	57
Customer list	11,430
Completed software/technology	1,184
Non-compete agreement	63
Deferred tax assets, net	1,909
Other assets	393
Goodwill	20,639

$47,275
Liabilities:
Accounts payable	$2,084
Accrued liabilities	2,641
Deferred revenue	3,394
Income taxes payable	932
Deferred tax liabilities	5,705
Other liabilities	4,097
Accrued acquisition costs	1,361

$20,214

Noncontrolling (minority) interest	$364

Purchase Price Allocation under ASC 805	$26,697
Cash paid in April 2009 to noncontrolling interest for additional 400 common shares of NDF under ASC 810-10	3,126
Cash paid in December 2010 for remaining 400 common shares of NDF under ASC 810-10	3,582

Total Purchase Price	$33,405

Acquisition of Kler’s

On August 1, 2008, the Company completed the acquisition of Kler’s Financial Data Service S.r.l. (“Kler’s”), a leading provider of reference data to the Italian financial industry, for a purchase price of €19,000,000 in cash (or approximately $29,566,000 at the currency exchange rate at acquisition date). This acquisition was funded from operating cash. In addition, the Company recorded transaction and acquisition costs of $737,000, consisting of legal and accounting services as part of the purchase price. These costs have all been paid. During the second quarter of 2009, the Company made the final post-closing working capital adjustment payment of € 75,000 (or $105,000 at the currency exchange rate on the date of payment) bringing the final purchase price to €19,075,000 (or $29,671,000).

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, as codified in ASC 805. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to eighteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer list 18.0 years; securities database 3.0 years and non-compete agreement 5.0 years. In connection with the acquisition, the Company recorded $17,313,000 of goodwill, which has been allocated to the Institutional Services segment, none of which is tax deductible. The Company’s financial statements include the results of operations of Kler’s subsequent to the acquisition date.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash acquired	$2,628
Accounts receivable, net	2,821
Prepaid expenses and other current assets	6
Customer list	13,850
Securities database	2,957
Non-compete agreement	622
Other assets	415
Goodwill	17,313

$40,612
Liabilities:
Accounts payable	$23
Accrued liabilities	347
Deferred revenue	3,868
Accrued acquisition costs	737
Deferred tax liabilities	5,473
Other liabilities	493

$10,941

Total Purchase Price	$29,671

5. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2010	2009
Computer, office and communication equipment	3-5 years	$57,068	$150,844
Leasehold improvements	Life of lease	33,627	48,939
Furniture and fixtures	5-10 years	15,202	32,236
Purchased and capitalized software	3-5 years	20,796	82,639

		126,693	314,658
Less accumulated depreciation		(16,307)	(191,413)

		$110,386	$123,245

In connection with the purchase price allocations relating to the Merger, the Company increased the carrying value of fixed assets by $12,216,000. This amount will be depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the period ended December 31, 2010 (Successor), the Company recorded additional depreciation expense of $1,220,000 associated with this increase in carrying value.

For the periods ended July 29, 2010 (Predecessor) and December 31, 2010 (Successor) and years ended December 31, 2009 and 2008, the Company capitalized $6,597,000, $6,061,000, $11,687,000 and $11,507,000, respectively, related to the development of internal use software and recorded related depreciation expense of $5,254,000, $1,751,000, $6,438,000 and $3,882,000 for the periods ended July 29, 2010 (Predecessor) and December 31, 2010 (Successor) and years ended December 31, 2009 and 2008, respectively. The remaining book value of the software developed for internal use was $11,651,000 and $36,414,000 as of December 31, 2010 and 2009, respectively. In addition, in connection with the Merger, the Company retired the carrying value of fixed assets by approximately $26,975,000 relating to completed capitalized development, which for purchase accounting purposes is currently reflected in completed technology intangible at fair value. This resulted in a reduction of depreciation expense of $3,319,000 in the Successor statement of operations for 2010.

In December 2010, the Company recorded an abandonment charge of approximately $3.3 million related to certain capitalized development costs for internal use software. The charge related to costs incurred on projects no longer expected to be completed and has been recorded within selling, general, and administrative costs in the statement of operations.

6. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		Predecessor
	Weighted	July 29, 2010			December 31, 2009
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Non-compete agreements	2.9 years	$88,089	$(87,555)	$534	$88,128	$(87,515)	$613
Securities databases	4.0 years	15,178	(13,247)	1,931	15,418	(12,741)	2,677
Computer software	7.6 years	98,636	(79,550)	19,086	99,383	(76,683)	22,700
Customer lists	11.4 years	280,303	(191,059)	89,244	274,268	(177,513)	96,755
Service contracts	21.4 years	21,043	(6,203)	14,840	20,490	(5,495)	14,995
Trademarks	10.8 years	3,100	(1,572)	1,528	2,600	(1,352)	1,248

Total		$506,349	$(379,186)	$127,163	$500,287	$(361,299)	$138,988

		Successor
	Weighted	As of December 31, 2010
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology(1)	2.5 years	$192,366	$(25,205)	$167,161
Customer lists	23.8 years	1,562,409	(30,429)	1,531,980
Definite-lived trademarks	7.1 years	1,500	(229)	1,271
Data/ databases	5.0 years	109,603	(9,134)	100,469
Exchange relationships	25.0 years	16,953	(283)	16,670

		1,882,831	(65,280)	1,817,551

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	176,910	—	176,910

Total		$2,059,741	$(65,280)	$1,994,461

(1)	On December 1, 2010, the Company determined that, as a result of development initiatives that commenced subsequent to the Merger, certain completed technologies valued at approximately $147,717,000 would have shorter useful lives than originally estimated. The completed technologies are being amortized over a remaining useful life of 19 months from December 31, 2010. The change in estimate resulted in approximately $3,784,000 of additional amortization expense in the Successor period.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For year ending 12/31/11	$191,775
For year ending 12/31/12	146,987
For year ending 12/31/13	99,630
For year ending 12/31/14	95,803
For year ending 12/31/15	83,037
For years thereafter	1,200,319

Total	$1,817,551

The changes in the carrying amount of goodwill for the year ended December 31, 2009, by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2008	$396,822	$153,460	$550,282
Goodwill acquired during the year (a)	4,439	—	4,439
Purchase accounting adjustments (b)	2,081	—	2,081
Impact of change in foreign exchange rates (c)	13,407	47	13,454

Balance as of December 31, 2009	$416,749	$153,507	$570,256

(a)	Related to a $105,000 final working capital payment related to the Company’s third quarter 2008 acquisition of Kler’s and $4,334,000 of Goodwill related to the Company’s fourth quarter 2009 acquisition of the data and tools assets of OFS. Refer to Note 4, “Acquisitions” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.
(b)	Consists of an addition to goodwill from purchase price allocation adjustments under FASB ASC 805 “Business Combinations”, primarily related to the acquisition of NDF.

(c)	Foreign currency translation adjustments totaling an increase of $13,454,000 primarily reflecting the weakening of the US Dollar against the UK pound and the Euro during the twelve months ended December 31, 2009.

The changes in the carrying amount of goodwill for the Successor period by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Goodwill assigned in purchase price allocation	$1,616,906	$46,236	$1,663,142
Purchase accounting adjustments (a)	(30,053)	(4,281)	(34,334)
Impact of change in foreign exchange rates (b)	9,313	147	9,460

Balance as of December 31, 2010	$1,596,166	$42,102	$1,638,268

(a)	Related to deferred taxes.
(b)	Foreign currency translation adjustments totaling an increase of $9,460,000 primarily reflecting the weakening of the US Dollar against the UK pound and the Euro during the period from July 30, 2010 through December 31, 2010.

7. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2010	2009
Bonus	$16,467	$2,703
Employee related costs	29,426	27,520
Sales commissions	4,261	4,595
Professional services	7,325	6,600
Property costs	1,673	6,158
Third party commissions	3,093	3,848
Sales taxes	282	1,029
Data and communication charges	20,658	17,324
Payable for commitment to purchase noncontrolling interest (10%) related to NDF acquisition	—	3,243
Contingent consideration (earn-out) related to 7ticks acquisition	5,461	—
Other	3,374	3,175

	$92,020	$76,195

8. Stock Based Compensation

Predecessor

Stock-based Compensation Plans:

Long Term Incentive Plans

The Company’s pre-merger employee stock option plans were the 2000 Long-Term Incentive Plan (the “2000 LTIP”) and the 2009 Long-Term Incentive Plan (the “2009 LTIP”). On July 29, 2010, following consummation of the Merger, the Company terminated the 2000 LTIP and the 2009 LTIP.

In February 2000, the Company adopted its 2000 Long-Term Incentive Plan (as amended, the “2000 LTIP”). The 2000 LTIP allowed for grants of stock-based awards representing in the aggregate up to 20% of the total number of shares of common stock outstanding at the date of grant. As originally adopted, the 2000 LTIP had no termination date. On February 24, 2004, the 2000 LTIP was amended to include a termination date of February 22, 2010. On May 21, 2008, the 2000 LTIP was further amended to provide additional flexibility in structuring performance-based equity awards. In addition, the May 2008 amendment modified certain provisions regarding approval and administration of awards granted under the 2000 LTIP that are intended to constitute “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code. The 2000 LTIP provided for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors had the authority to administer the 2000 LTIP and appointed the Compensation Committee to administer the 2000 LTIP on its behalf. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2000 LTIP, such decisions are made by the full Board of Directors), as administrator of the 2000 LTIP, the Compensation Committee had the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price). As of the adoption of the 2009 LTIP (described below), no further grants were made under the 2000 LTIP. However, with respect to restricted stock units that had dividend equivalent rights, which were forfeitable with the underlying award, additional units still accrued from the 2000 LTIP pool of shares.

In May 2009, the Company adopted its 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2009 LTIP had substantially the same terms and conditions as the 2000 LTIP except that the number of shares of common stock subject to the 2009 LTIP was fixed. The 2009 LTIP provided for the issuance of stock-based awards representing in the aggregate up to 6,000,000 shares of common stock. The 2009 LTIP provided for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors had the authority to administer the 2009 LTIP. The Company Board designated the Compensation Committee as the administrator of the 2009 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2009 LTIP, such decisions were made by the full Board of Directors), as administrator of the 2009 LTIP, the Compensation Committee had the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

With respect to executive officers, certain members of senior management and persons who prior to the Merger were required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, the Compensation Committee delegated its authority to make equity-based awards to such persons to the Compensation Subcommittee. The Compensation Subcommittee was a subcommittee of the Compensation Committee comprised of independent directors as defined in both Section 16 and Section 162(m) of the Internal Revenue Code.

On July 29, 2010, in connection with the Merger and in accordance with the terms of the merger agreement and the equity grant agreements, all unvested deferred and restricted stock units were accelerated. Following the acceleration, the holders received $33.86 per share in connection with the Merger.

Employee Stock Purchase Plan

In 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). The 2001 ESPP allowed employees to purchase shares of common stock at a 15% discount price to the closing price at specific times. During the period from January 1, 2010 through July 29, 2010, employees purchased an aggregate of 200,097 shares at an average share price of $21.35.

Shares of common stock that were issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, the 2009 LTIP or the 2001 ESPP were issued from authorized, but unissued common stock.

Shares of common stock that were issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP were issued from authorized, but unissued common stock.

The 2001 ESPP was terminated on July 29, 2010, following the consummation of the Merger.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense recognized under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation,” (“ASC 718”), which required the Company to measure the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date, was based on the value of the portion of stock-based payment awards that were ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of operations for the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008 reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeiture rates based on the Company’s historical forfeitures of stock options.

The Company recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Period from January 1 through July 29, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cost of services	$7,894	$3,934	$4,015
Selling, general and administrative	16,091	12,246	10,329

Stock-based compensation expense before income taxes	$23,985	$16,180	$14,344
Income tax benefit	2,500	5,647	5,076

Stock-based compensation expense after income taxes	$21,485	$10,533	$9,268

2010

Included in the period from January 1, 2010 to July 29, 2010 is $17,328,000 of stock-based compensation expense resulting from the acceleration of unvested stock based awards in connection with the Merger. As a result of the Merger, pursuant to terms of the 2000 LTIP and 2009 LTIP, vesting of stock options and deferred and restricted stock units were accelerated upon the closing of the Merger and cancelled with a right to receive cash. Immediately following the Merger, the holders of stock options received a cash payment equal to the intrinsic value of the awards based on a market price of $33.86 per share while the holders of deferred and restricted stock units received $33.86 per share in cash. The aggregate cost associated with the settlement of the stock options and deferred and restricted stock units was approximately $127,164,000 and was recorded as part of the Company’s approximate $3.4 billion purchase price.

2009

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, Stuart J. Clark stepped down as President and Chief Executive Officer of the Company effective March 2, 2009. Mr. Clark remained employed by the Company as an advisor and was expected to retire no later than August 1, 2009 or earlier upon agreement. Mr. Clark’s full retirement subsequently occurred on July 20, 2009. In connection with his planned retirement, Mr. Clark was awarded 61,884 restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant would vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark would be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1,348,000 based on the fair value of the Company’s share price on March 2, 2009.

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

ASC 718 requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $3,625,000, $2,768,000 and $2,020,000 of excess tax benefits for the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008, respectively have been classified as a financing cash inflow (and corresponding operating cash outflow).

The estimated fair value of the options granted in the Predecessor financials was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporated assumptions to value stock-based awards. The risk-free interest rate was based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of the common stock was based on the historical volatility of the common stock price over the expected term of the option. The expected term was based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflected the historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by the Company’s Board of Directors divided by the closing price of the common stock on the declaration date of each dividend.

Assumptions and Fair Values

No stock options were granted during the period from January 1, 2010 through July 29, 2010.

The fair value of stock options granted under the 2000 LTIP and 2009 LTIP were estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2009 and 2008:

	Year ended December 31,
	2009	2008
Risk free interest rate	2.4%–2.6%	1.5%–3.5%
Expected term (in years)	5.9	5.7
Weighted average expected volatility	29.7%	24.2%
Expected dividend yield	3.6%	2.2%

The weighted average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $4.92 and $5.58, respectively.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the period from January 1, 2010 through July 29,	Year ended December 31,
	2010	2009	2008
Risk free interest rate	0.2%	0.3%–0.4%	2.0%–2.4%
Expected term (in years)	0.5	0.5	0.5
Weighted average expected volatility	23.8%	48.4%	33.7%
Expected dividend yield	3.3%	3.6%	2.1%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008 was $6.00, 5.82 and $6.59, respectively.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Company’s 2000 LTIP and 2009 LTIP for the period from January 1, 2010 through July 29, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price (Per Share)
	(in thousands, except per share data)
Outstanding at January 1, 2010	9,772	$20.53
Granted	—	—
Exercised	(1,413)	(18.25)
Forfeited	(39)	(23.55)
Expired	(27)	(21.37)
Cancelled and cash settled[1]	(8,293)	(20.91)

Outstanding at July 29, 2010	—

[1]	As noted above, vesting of stock options and deferred and restricted stock units was accelerated upon the closing of the Merger and then cancelled with a right to receive cash.

The aggregate intrinsic value of stock options exercised during the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008 was $19,210,000, $16,004,000 and $11,695,000, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and the 2001 ESPP during the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008 resulted in cash receipts of $28,397,000, $23,379,000 and $17,010,000, respectively. The Company recognized a tax benefit of $25,979,000, $5,187,000 and $3,510,000 for the period from January 1, 2010 to July 29, 2010 and for the years ended December 31, 2009 and 2008, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

A summary of the status and activity for restricted and deferred stock units under the 2000 LTIP and 2009 LTIP for the period from January 1, 2010 through July 29, 2010, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Unvested Restricted and Deferred Stock Units
Unvested at January 1, 2010	625,749	$24.41
Granted	3,737	31.97
Vested	(165,348)	(26.57)
Forfeited	(4,236)	(23.29)
Cancelled and cash settled[1]	(459,902)	(23.71)

Unvested at July 29, 2010	—

[1]	As noted above, vesting of stock options and deferred and restricted stock units was accelerated upon the closing of the Merger and then cancelled with a right to receive cash.

The total fair value of all share awards vested for the period from January 1, 2010 to July 29, 2010, including those shares accelerated in connection with the Merger was $32,675,000. The total fair value of all share awards vested for the years ended December 31, 2009 and 2008 was $17,286,000 and $13,703,000, respectively.

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

All stock options granted to date are subject to either time-based vesting, performance-based vesting, or a combination thereof. The time-based options vest over a five year period. The vesting of performance-based options are based on the return received (or deemed received) by the Sponsors on their initial equity investment in Holdings upon the occurrence of certain events, including a change in control of Holdings. Shares of Holdings Common Stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

The employees that have received option grants through December 31, 2010 are employees of the Company and given that the Company is a wholly-owned and controlled subsidiary of Holdings, the compensation expense, based on the grant date fair value, will be recognized over the determined service period in the Company’s statement of operations.

Restricted Stock

Subsequent to the merger, certain executives purchased an aggregate of 34,500,000 shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. The shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to call in the shares from the employees at the lower of cost or fair market value. As a result of these call features, the Company has determined the proceeds the parent company received in the sale of these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $34,500,000 has been recorded in other liabilities on the Company’s consolidated balance sheet as of December 31, 2010. Furthermore, due to these call features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The call rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

Stock-based Compensation Expense and Valuation Assumptions

For the period from July 30, 2010 through December 31, 2010, the Company recognized stock-based compensation expense under ASC 718 as follows (in thousands):

Period from July 30, 2010 to December 31, 2010
Cost of services	$—
Selling, general and administrative	111

Stock-based compensation expense before income taxes	$111
Income tax benefit	46

Stock-based compensation expense after income taxes	$65

The Company currently grants options which become exercisable based on a combination of service, performance and market based vesting conditions. ASC Topic 718, Compensation—Stock Compensation, or "ASC 718," requires that a company measure at fair value any new or modified share-based compensation arrangements with employees and recognize as compensation expense that fair value over the requisite service period.

The fair value of the options with service based conditions are estimated on the date of grant using the Monte Carlo Simulation Approach for awards with performance and market based conditions and the Black Scholes model for awards with service based vesting conditions. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of the common shares of Holdings, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Options with performance and market based vesting conditions generally become exercisable based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with market based and performance based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices for awards with market based conditions.

For awards with performance and market based vesting conditions, the Company also has to assume a time horizon to when the performance conditions, including a Change in Control or public offerring, of the options. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data as well as future expectations. The dividend yield is based on the Company’s judgment with input from the Parent's Board of Directors.

Since the Merger, the Company has valued common shares based on the Board of Directors estimate of the fair value of the shares, which has not changed since the July 29, 2010 Merger date, to determine fair value of our Holdings shares in connection with the issuance of share-based payment awards. This estimate was corroborated by a valuation analysis performed concurrently with the annual goodwill impairment test. The assumptions required by this valuation analysis involved the use of significant judgments and estimates. The valuation utilized a discounted cash flow method. The Company estimated the total value of the cash flow beyond the final fiscal year (the "Terminal Year") by applying a multiple to Terminal Year net earnings before interest, taxes, depreciation and amortization ("EBITDA"). The cash flows from the projection period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. The valuation results supported the Board of Directors estimates of the fair value of the shares for options granted and shares purchased in the period from July 30, 2010 through December 31, 2010.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. Our estimated forfeiture rate for equity awards granted from July 30, 2010 to December 31, 2010 was 0%.

For the Successor period, no expense has been recognized on the accompanying consolidated statement of operations for options with market based or performance based vesting features. These options become exercisable on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

Furthermore certain executive options are subject to call rights held by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates their employment. These call rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

The fair value of stock options granted to date under the Plan was estimated as of the date of grant using the Black Scholes model, for service based options or Monte Carlo simulation model, for awards with performance and market based conditions, with the following assumptions:

Period from July 30, 2010 to December 31, 2010
Risk free interest rate	0.1% to 3.0%
Weighted average expected volatility	32.0% to 100.0%
Expected dividend yield	0.0%

The weighted average grant-date fair value of options granted under the Plan for the period from July 30, 2010 to December 31, 2010 was $0.54.

The expected term of options granted under the Plan of 6.8 years represents a weighted average term derived from the Monte Carlo simulation models used for each performance and market based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the period from July 30, 2010 through December 31, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at July 30, 2010	0	$0
Granted	77,429	1.00
Exercised	(—)	(—)
Forfeited	(—)	(—)
Expired	(—)	(—)

Outstanding at December 31, 2010	77,429	$1.00	9.7	$—

Vested and unvested expected to vest at December 31, 2010	77,429	$1.00	9.7	$—
Exercisable at December 31, 2010	—	$—	—	$—

A summary of the status and activity for restricted stock units under the Plan for the period from July 30, 2010 through December 31, 2010, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at July 30, 2010	—	$—
Granted	34,500	0.65
Vested	(—)	(—)
Forfeited	(—)	(—)
Cancelled	(—)	(—)

Unvested at December 31, 2010	34,500	$0.65	N/A	—

The value of our restricted stock was determined using methods similar to those used for options.

Total unrecognized compensation expense, net of forfeitures, as it relates to Holdings’ non-vested employee stock option plan is $41,903,000, of which $2,488,000 relates to awards which become exercisable based on service based vesting conditions and will be recognized over an implicit and/or explicit weighted average service period of 4.8 years. Additionally there is unrecognized compensation on the Company’s non-vested employee stock option plan of $39,415,000 and our restricted stock of $22,425,000, which vest when performance conditions (a change in control or public offering) are met. Total unrecognized compensation is $64,328,000 at December 31, 2010.

9. Stockholders’ Equity

Predecessor

In addition to common stock, the Company was authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Board of Directors, without any further action by the stockholders. At July 29, 2010, no preferred shares had been issued.

In connection with the Merger, the Company’s former stockholders received $33.86 in cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. Refer to Note 3 “Merger” above for further discussion.

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

During the period January 1, 2010 through July 29, 2010, the Company had not repurchased any shares of outstanding common stock under its stock buyback program.

In February 2007, the Company authorized the initiation of a regular quarterly cash dividend.

The following table summarizes the dividend activity during the period January 1, 2010 through July 29, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

The following table summarizes the dividend activity during the fiscal year 2009:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 4, 2008 (1)	$0.20	Regular (cash)	March 2, 2009	March 31, 2009	$18,746
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	June 29, 2009	$18,807
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	September 29, 2009	$18,798
October 1, 2009	$0.20	Regular (cash)	December 8, 2009	December 30, 2009	$18,860

(1)	On December 4, 2008, the Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

The following table summarizes the dividend activity during the fiscal year 2008:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
December 11, 2007 (1)	$0.50	Special (cash)	January 4, 2008	January 24, 2008	$47,184
December 11, 2007 (2)	$0.15	Regular (cash)	March 3, 2008	March 31, 2008	$14,141
May 21, 2008	$0.15	Regular (cash)	June 6, 2008	June 27, 2008	$14,100
July 15, 2008	$0.15	Regular (cash)	September 5, 2008	September 26, 2008	$14,117
September 15, 2008	$0.15	Regular (cash)	November 12, 2008	December 10, 2008	$14,054

(1)	Unpaid dividends declared in the amount of $47,184,000 were included in dividends payable as of December 31, 2007.
(2)	On December 11, 2007, the Board of Directors (i) approved increasing the Company’s regular quarterly dividend by 20%, raising it from $0.125 per share to $0.15 per share of common stock and (ii) declared the first quarter 2008 dividend (payment date: March 31, 2008 and record date March 3, 2008). The March 2008 total dividend paid amount of $14,141,000 was included in dividends payable as of December 31, 2007.

All of the above cash dividends were paid from existing cash resources.

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1,326,969,000. Refer to Note 3 “Merger” and Note 8 “Stock-Based Compensation” above for further discussion.

As of December 31, 2010, 10 shares of the Company’s common stock are issued and outstanding to intermediate at $.01 par value.

10. Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses.

Future contractual commitments and obligations, as of December 31, 2010, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt (Note 19)	$2,023,350	$10,088	$26,900	$26,900	$1.959,462
Operating Lease Obligations	157,526	18,625	36,082	28,908	73,911
Purchase Obligations	17,073	17,073	—	—	—
Derivatives (Note 18)	4,986	415	3,324	1,247	—

Total	$2,202,935	$46,201	$66,306	$57,055	$2,033,373

The Company expects to satisfy its lease and other contractual obligations from existing cash flows. Key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2011. The Company believes that were it to be unable to renew any of the leases that are due to expire in 2011 or 2012, suitable replacement properties are available on commercially reasonable terms.

Rental expense was $10,709,000 for the period July 30, 2010 through December 31, 2010 and $13,034,000 for the period January 1, 2010 through July 29, 2010 and $22,620,000 and $22,165,000 for the years ended December 31, 2009 and 2008, respectively. The Company records rent expense for leases with escalating payment terms or free rent periods on a straight-line basis. The difference between the straight-line expense and cash payments resulted in a deferred rent liability of $1,692,000 as of December 31, 2010.

In connection with the provision of services in the ordinary course of business, the Company often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time in the ordinary course of business, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the amounts shown in the table above, $12,122,000 of unrecognized tax benefits have been recorded in income taxes payable in accordance with ASC 740 (FIN 48), as the Company is uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company also recorded income taxes payable of $632,000 for potential interest and penalties at December 31, 2010.

On February 11, 2011, the Company completed a refinancing of its Term Loan Facility through an amendment to its Credit Agreement. The amended future contractual obligations have been reflected in the above table and the consolidated balance sheet. Refer to Note 20 “Subsequent Events” for further discussion.

11. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Successor	Predecessor	Predecessor
	July 30 through Dec. 31, 2010	January 1 through July 29, 2010
			2009	2008
Domestic	$(131,400)	$7,977	$158,187	$155,695
Foreign	6,786	32,511	51,381	61,556

Total	$(124,614)	$40,488	$209,568	$217,251

Income tax (benefit) expense consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010	2009	2008
Current:
Federal	$(14,812)	$20,674	$46,824	$47,106
State	(6,100)	5,270	10,200	12,511
Foreign	2,146	147	13,035	16,047

Total current:	$(18,766)	$26,091	$70,059	$75,664
Deferred:
Federal	(8,483)	(9,453)	1,173	(589)
State	(2,529)	(2,604)	174	(158)
Foreign	(573)	3,980	(3,244)	(335)

Total deferred	$(11,585)	$(8,077)	$(1,897)	$(1,082)

Income tax (benefit) expense	$(30,351)	$18,014	$68,162	$74,582

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

The components of the Company’s deferred income tax assets (liabilities) in the financial statements are as follows at December 31 (in thousands):

	Successor 2010	Predecessor 2009
Current deferred tax assets:
Accrued expenses	$3,112	$5,416
Accounts receivable allowance	1,634	1,719
Other current assets	2,910	1,015

Total current deferred assets before valuation allowance	7,656	8,150
Valuation allowance	(82)	(1,618)

Total current deferred assets	7,574	6,532

Long term deferred tax assets:
Deferred stock compensation	48	11,397
Deferred compensation	2,548	2,550
Non compete agreements	3,650	5,303
Net operating loss carry forward	22,982	1,336
Foreign tax credit carry forward	2,545	—
Sale of MarketWatch	—	5,389
Other comprehensive income	—	1,729
Retirement benefit plan	20,180	—
Other long term assets	3,177	3,285

Total long term deferred assets before valuation allowance	55,130	30,989
Valuation allowance	(958)	(5,657)

Total long term deferred tax assets	54,172	25,332

Long term deferred tax liabilities:
Intangibles assets	(718,301)	(38,741)
Property	(12,509)	(18,384)
Other long term liabilities	(1,155)

Total long term deferred tax liabilities	(731,965)	(57,125)
Net deferred tax liability	$(677,793)	$(31,793)

The Company recorded a long-term deferred tax asset concurrently with the sale of MarketWatch, Inc. to Pearson in 2000, which resulted in a deferral of the capital loss for tax purposes. In 2005, MarketWatch, Inc. was sold by Pearson to an unrelated third-party and the capital loss became available to offset capital gains. There was uncertainty surrounding the Company’s ability to realize sufficient capital gains within the 5 year carryforward period in order to utilize the remaining $5,389,000 of deferred tax asset, and as such a full valuation allowance was established. The Company was unable to realize capital gains for which this capital loss carryforward would be available to offset, therefore the deferred tax asset and the related valuation allowance were written off in 2010 which did not impact current tax expense.

The Company has recorded a deferred tax asset for the U.S. federal net operating loss carryforwards valued at $12,540,000 that will expire in 2030 along with various state net operating loss carryforwards valued at $9,644,000 that will expire in various amounts between 2015 and 2030. German net operating loss carryforwards valued at $484,000 (subject to a full valuation allowance) and Hong Kong and Singapore valued at $43,000 and $271,000 respectively have an indefinite carry forward period. A decrease of $70,000 for foreign exchange was recorded to the deferred tax asset and related valuation allowance on the German net operating loss carryforward. Additionally, a decrease of $ 782,000 was recorded to the deferred tax asset and the related valuation allowance due to the settlement of a state income tax audit for the 2003 – 2006 audit periods.

The Company recorded approximately $700,263,000 in deferred tax liabilities associated with purchase accounting resulting from the Merger. The deferred tax liabilities primarily relate to differences between the purchase accounting adjusted book basis and the historical tax basis of the Company’s intangible assets.

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of Income from continuing operations before income taxes were as follows:

	Successor	Predecessor	Predecessor
	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010
			2009	2008
Statutory tax rate	(35.0)%	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	(4.3)	4.3	3.9	3.9
Foreign income taxes	0.6	(12.7)	(5.3)	(4.1)
Income tax reserve	(1.4)	0.7	(0.6)	0
Transaction costs	16.3	18.7	0	0
Stock based compensation pursuant SFAS 123 R	0.0	0.0	0.0	0.1
Other	(0.6)	(1.5)	(0.5)	(0.6)

Effective tax rate	(24.4)%	44.5%	32.5%	34.3%

The Successor period effective tax rate is 24.4% as compared to the Predecessor effective tax rate of 44.5% and 2009 effective tax rate of 32.5%. The Successor period effective tax rate includes an impact of 4.9% resulting from discrete items, principally consisting of non- deductible transaction costs, foreign taxes, tax provision to tax return adjustments with respect to the filing of prior years’ returns in the U.S. and foreign jurisdictions, offset by expiration of various statutes of limitations and various settlements of audits. The Predecessor effective tax rate primarily differs from the statutory rate because of the tax expense associated with the transaction related expenses.

The Company’s December 31, 2010, successor period effective tax rate for the 5 months ended December 31, 2010 decreased to a recorded tax benefit rate of 24.4% as compared the recorded tax expense rate of 32.5% for the year ended December 31, 2009, primarily due to a pretax loss in the United States, an increase in income generated in lower tax jurisdictions, and certain transaction costs incurred as part of the July 29, 2010 acquisition (refer to Note 3 “Merger” for further information) which are not deductible for income tax purposes. The decrease in the effective rate was further impacted by the release of unrecognized tax benefits for various tax jurisdictions due to lapsing of statute of limitations, favorable settlements of state tax audits and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

The Company’s July 29, 2010, predecessor period effective tax rate for the 7 months ended July 29, 2010 increased the recorded tax expense rate to 44.5% as compared to a recorded tax expense rate of 32.5% for the year ended December 31, 2009, primarily due to certain transaction costs incurred as part of the July 29, 2010 acquisition (described in detail in Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K) which are not deductible for income tax purposes. The increase was offset by foreign tax credits realized in the period.

The Company received a refund of its 2010 estimated tax payment of $10,000,000 in January 2011. The remaining tax receivable of $30,764,000 will be realized by filing carryback returns or applied to future liabilities for various jurisdictions for all eligible years.

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. The cumulative amount of undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $193,000,000 at December 31, 2010. Quantification of the deferred tax liability associated with indefinitely reinvested earnings is not practicable.

Unrecognized Tax Benefits

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007, now codified in FASB ASC Topic 740, "Income Taxes", and ("ASC 740"). Other than favorable settlements related to various foreign and state tax audits and the expiration of various statutes of limitation, there were no material changes to the Company's unrecognized tax benefits in 2010. The increase in unrecognized tax benefits at

December 31, 2010 as compared to December 31, 2009 primarily relate to tax uncertainties attributed to transaction costs incurred in connection with the Merger. As of December 31, 2010, the Company had approximately $10,474,000 of unrecognized tax benefits which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $1,967,000 of its currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The following table summarizes 2010 activity for Unrecognized Tax Benefits, pursuant to the provisions of FIN 48 now codified under ASC 740:

	Successor	Predecessor
(in thousands)	July 30, 2010 through December 31, 2010	January 1, 2010 through July 29, 2010	2009
Balance at beginning of period	$13,720	$11,912	$18,801
Additions based on tax positions related to the current year	1,229	1,866	1,533
Additions for tax positions of prior years	2,243	(58)	833
Expiration of statutes	(1,412)	—	(2,690)
Reductions for tax positions for prior years	(2,970)	—	(4,107)
Settlements	(688)	—	(2,458)
Balance at end of period	$12,122	$13,720	$11,912

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The company has expensed $505,000 and $705,000, respectively during 2010 and 2009. The Company has accumulated in income taxes payable $632,000 and $1,876,000 for interest and penalties at December 31, 2010 and 2009, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. Generally, the 2007 through 2009 tax years remain subject to examination for federal, 2006 through 2009 for significant states, and 2004 through 2009 for foreign tax authorities.

12. Retirement Plans

Defined Contribution Plans

Predecessor Pearson, Inc. Savings and Investment Plan

The Company’s U.S. employees were eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allowed all employees to make contributions of a specified percentage of their compensation. The Company matched up to 4.5% of the employee’s eligible pay if the employee contributed at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allowed certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Pearson 401(k) Excess Plan. This plan allowed those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans are determined as a percentage of covered salary and amounted to $3,233,000, $6,345,000 and $5,865,000 for the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009, and 2008, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008, the Company contributed $1,217,000, $2,000,000 and $1,752,000, respectively. The related contributions for 2009 and 2008 have been made. The contribution for 2010 is expected to be made by April 2011 and is reflected in accrued liabilities at December 31, 2010.

Successor Interactive Data 401(k) Plan (U.S.)

The Company’s U.S. employees are eligible to participate in a new 401(k) Plan (the “new 401(k) Plan”) effective July 30, 2010. This Plan replaced the Pearson subsidiary’s U.S. 401(k) Plan. The new 401(k) Plan is similar to the Predecessor 401 (k) Plan allowing all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s eligible pay if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The new 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the new Interactive Data Non-Qualified Savings Plan effective July 30, 2010. This Plan replaced the Pearson 401(k) Excess Plan. This new Plan is similar to the old Plan allowing those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the 401(k) plan. Contributions made by the Company for the new 401 (k) Plan is determined as a percentage of covered salary and amounted to $2,297,000 for the period from July 30, 2010 through December 31, 2010.

The additional discretionary 401(k) contribution was continued under the new 401 (k) and this contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the period from July 30, 2010 through December 31, 2010 the Company contributed $883,000. The contribution for 2010 is expected to be made by April 2011 and has been accrued in the Company’s 2010 consolidated balance sheet as of December 31, 2010.

Pension Plans

Predecessor Pearson, Inc. Pension Plan

Pearson Inc., a Pearson U.S. subsidiary, sponsored a defined benefit plan (the “Pension Plan”) for Pearson’s U.S. employees that also included certain of the Company’s U.S. employees. The Company followed FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

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

The components of net periodic benefit cost in the statements of operations for the Predecessor were as follows (in thousands):

Period from January 1, 2010 through July 29, 2010
Service cost	$—
Interest cost	306
Expected return on plan assets	(280)
Amortization of unrecognized prior service costs	2
Amortization of unrecognized loss	242

Net periodic benefit cost	$270

The Pension Plan was not replaced by the Successor and therefore the Company incurred no further expense or funding requirements after the Merger and expects no further expense or funding subsequent to the Merger related to the defined benefit plan.

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

(In thousands)	Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$9,626
Service cost	—
Interest cost	560
Amendments	—
Actuarial (gain) loss	897
Benefits paid	(206)

Benefit obligation at end of year	$10,877

Change in plan assets:
Fair value of plan assets at beginning of year	$6,613
Actual return on plan assets	783
Employer contribution	706
Benefits paid	(206)

Fair value of plan assets at end of year	$7,896

Reconciliation of funded status:
Benefit obligation at end of year	$10,877
Fair value of plan assets at end of year	7,896

Unfunded status at end of year (liability)	$2,981

Amounts recognized in accumulated other comprehensive income (loss) consist of:

(In thousands)	Year Ended December 31, 2009
Net prior service cost	$25
Net losses	5,420

Accumulated other comprehensive loss	$5,445

The net periodic benefit cost for the years ended December 31:

	2009	2008
Components of net periodic benefit cost (in thousands):
Service cost	$—	$—
Interest cost	560	544
Expected return on plan assets	(465)	(699)
Amortization of prior service costs	4	2
Amortization of net losses	400	67

Net periodic benefit cost	$499	$(86)

Information for pension plan with an accumulated benefit obligation in excess of plan assets:

(In thousands)	Year Ended December 31, 2009
Projected benefit obligation	$10,877
Accumulated benefit obligation	$10,877
Fair value of plan assets	$7,896

Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

2009
Discount rate	5.25%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

2009
Discount rate	6.25%
Expected return on plan assets	7.50%

The Company’s expected long-term rate of return on Pension Plan assets was reviewed annually, taking into consideration asset allocation, historical returns on the types of assets held and the current economic environment.

Plan Assets:

The Company’s overall investment strategy was to achieve a long-term nominal rate of return on assets. The target rate of return for the Pension Plan was based on an analysis of historical returns supplemented with an economic and structural review for each asset class. Investments were diversified within asset classes with the intent to minimize the risk of large losses to the Pension Plan. The target allocations for plan assets were 45% equity securities, 40% fixed income securities and 15% for alternative asset classes. Permitted asset classes included U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash and cash equivalents, and alternative investments. Fixed income included both investment grade and non-investment grade. Permitted investment vehicles included: mutual funds, individual securities, derivatives and long-duration fixed income. The Company employed advisors to assist it in the determination of optimum asset allocation.

The following table provides a summary of the fair values of the Company’s Pension Plan assets as of December 31, 2009.

Refer to Note 16, “Fair Value Measurements”, below for discussion of the definition of fair value and an explanation of the fair value hierarchy.

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

Non-US Pension Plans

Predecessor

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-US employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the Pearson Group Pension Plan (the “PGPP”) by recording a pension expense in the Predecessor’s current year results. The Company’s pension expense related to this multi-employer plan was dependent in part, on the performance of the underlying pension assets and composition of plan participants. The Plan Administrator was responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets. Due to the risks inherent in these assumptions, required pension contributions may vary significantly year over year.

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Hg Investors LLC (which was subsequently merged into Intermediate) entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53,000,000, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement)(the “U.K. Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53,000,000 (or approximately $82,741,000) to PGPP Trustee to satisfy the U.K. Pension Liability. The payment was based on an interim pension plan valuation and was treated as a component of purchase price. In accordance with the terms of the Merger, a supplemental payment of £14,730,000 (or $23,105,000 at the currency exchange rate at the transaction date) was made by Pearson to PGPP Trustee on the Company’s behalf in December 2010. This supplemental payment, which represented a final topoff funding payment, was based on the final defined benefit valuation. This supplemental payment, which was legally structured to provide the Company a tax benefit of £4,144,000 (or $6,500,000 at the currency exchange rate at the transaction date) was not determinable or probable at the Merger date and was treated as a modification to the Company’s purchase price allocation and accordingly, was reflected as an increase to goodwill. This transaction did not result in any additional funding requirements or additional pension expense by the Company subsequent to the Merger date.

The Company recorded pension expense in the statements of operations of the Predecessor of approximately $3,885,000 for the period from January 1, 2010 through July 29, 2010 and $9,556,000 and $6,272,000 respectively for the years ending December 31, 2009 and 2008 for this multi-employer plan. The 2009 pension expense includes an additional pension expense of $3,400,000 resulting from an updated pension valuation related to the multi-employer plan that the Company received in the fourth quarter of 2009.

Successor

Interactive Data Pension Plan (U.K.)

The Company’s U.K. employees are eligible for a new Interactive Data Pension Plan (the “UK Plan”) effective October 1, 2010. The U.K. Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The U.K. Plan had the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for those who are eligible and elect to participate in the U.K. Plan. The new Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded pension expense in the statements of operations of the Successor of approximately $1,333,000 for the period of July 30, 2010 through December 31, 2010 related to the U.K. Plan.

13. Related Party Transactions

Predecessor

Pearson indirectly owned approximately 60% of the Company’s issued and outstanding common stock at the time of the Merger. The Company was a party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governed the provision of certain services between the parties and their respective subsidiaries and renews annually. Other business arrangements between the Company (and the Company’s subsidiaries) and Pearson (and its subsidiaries) are covered by separate written agreements.

Many of the services provided by Pearson afforded the Company administrative convenience and the Company believes the terms of such services were substantially equal to or more favorable to the Company than if the Company had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson included (i) administering the 401(k) savings plan (and related excess plans), the UK pension plan, and employee health benefit plans in the UK and the US and insurance plans, (ii) use of a back-up disaster recovery site in the UK, (iii) travel services, and (iv) accounting related services for certain of the subsidiaries of the Company, primarily in the UK. In addition to these services, the Company also licensed an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of the Company’s businesses from time to time purchased advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by the Company to Pearson include the provision of financial data and related services and the sub-lease of space in the Hayward, CA office. A majority of the charges for services from Pearson and its affiliates to the Company were at cost. With respect to the services the Company provided to Pearson and its affiliates, the Company charges fees that are no less than the fees charged to similar users. The Company believes that the terms and conditions of these transactions were fair and reasonable.

Prior to entering into any service arrangement with Pearson, the Company assessed whether it would be more advantageous to obtain such services from a third party. The Independent Committee of the Predecessor Company’s Board of Directors, which consisted of four directors, none of whom were employees of Pearson or the Company, approved the related party services on the Company’s behalf. The agreements governing the related party services were amended from time to time by mutual agreement to address changes in the terms or services provided to or on the Company’s behalf. The Independent Committee approved any material modifications. From time to time, the Company assessed the various ongoing relationships between the Company and Pearson to determine whether it would be more advantageous to secure any such services outside of Pearson.

There was no material effect on the Company’s financial condition or results of operations as a result of entering into these arrangements. If the services provided to the Company and its affiliates by Pearson or its affiliates were to be terminated, the Company would be required to seek equivalent services in the open market at potentially higher costs.

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s Predecessor consolidated balance sheets. For the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008, the Company recorded revenue of $55,000, $ 854,000 and $900,000, respectively, for services provided to Pearson. For the period from January 1, 2010 through July 29, 2010 and for the years ended December 31, 2009 and 2008, the Company recorded expense of $2,056,000, $3,921,000 and $4,229,000, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2009 was $1,999,000 and was included in payables to affiliates.

Successor

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3,000,000, which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Company recorded management fees in the statement of operations under the Management Agreement of $1,266,000, which represents the pro-rated annual fee for the period from July 30, 2010 through December 31, 2010. The amount due to such affiliates of the Sponsors at December 31, 2010 was approximately $631,000 and is included in accrued liabilities on the Company’s Successor balance sheet.

The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making of any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term.

In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $51,176,000 in connection with certain services provided in connection with the Merger and related transactions. The Company recorded $31,187,000 of these costs on the Company’s Successor statement of operations and capitalized deferred financing costs totaling $19,989,000 as part of debt financing costs. Refer to Note 3 “Merger” above for further discussion of Merger costs. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Subsequent to the Merger, certain executives purchased an aggregate of 34,500,000 shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 8 “Stock Based Compensation” for further discussion of the associated long-term restricted stock liability. The Company has recorded a due from parent of $7,500,000 at December 31, 2010, which is included in current assets on the Company’s Successor balance sheet. This amount was received in March 2011.

14. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Institutional Services

The Company’s Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and asset management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. The Pricing and Reference Data business provides an extensive range of financial market data services to securities and brokerage firms, mutual funds, pension funds, custodians, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which the Company refers to as evaluated pricing, on fixed income securities, international equities and other hard-to-value financial instruments. Complementing the Company’s evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. The Real-Time Services business provides a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. The real-time feeds offerings include consolidated high-speed and delayed data feeds covering financial instruments from exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which the Company provides direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. The customized, web-based financial solutions product area designs, builds and hosts online financial systems that support wealth management and other software-as-a-service (SaaS) applications primarily for financial institutions and infomedia companies.

•

Interactive Data Fixed Income Analytics. The Fixed Income Analytics business provides fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and certain state insurance law regulatory reporting requirements.

Active Trader Services

The Active Trader Services segment targets active traders and investment community professionals. The Company considers active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. The Interactive Data Desktop Solutions business, formerly known as eSignal, provides active traders and investment community professionals with real-time financial market information and access to decision-support tools under the Interactive Data, eSignal and FutureSource brands. These offerings support a base of direct subscription terminals used by active traders, financial advisors and other investment community professionals and corporations in their analysis of financial instruments traded on major markets worldwide, including equities, futures and commodities.

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, the Company has provided the information for the periods below.

Reportable segment financial information is as follows (in thousands):

	Successor		Predecessor		Predecessor
	Period from July 30 through December 31,		Period from January 1 through July 29,		For the years ended December 31,
	2010	%	2010	%	2009	%	2008	%
Revenue (a):
Institutional Services	$308,978	90%	$408,045	90%	$673,843	89%	$661,638	88%
Active Trader Services	33,123	10%	46,499	10%	83,375	11%	88,903	12%

Total	$342,101	100%	$454,544	100%	$757,218	100%	$750,541	100%

(Loss) Income from operations (b):
Institutional Services	$104,230	224%	$167,436	424%	$294,749	142%	$286,297	136%
Active Trader Services	11,155	24%	12,725	32%	30,389	15%	28,389	14%
Corporate and unallocated (c)	(161,956)	(348%)	(140,682)	(356)%	(117,389)	(57)%	(105,003)	(50)%

Total	$(46,571)	100%	$39,479	100%	$207,749	100%	$209,683	100%

	Successor As of December 31,		Predecessor As of December 31,
	2010	%	2009	%
Identifiable assets:
Institutional Services	$3,874,069	94%	$1,040,282	81%
Active Trader Services	110,828	3%	187,105	15%
Corporate and unallocated (d)	148,980	3%	53,784	4%

Total	$4,133,877	100%	$1,281,171	100%

The following table reconciles (loss) income from operations to (loss) income before income taxes and noncontrolling interest for the periods below:

	Successor	Predecessor
(In thousands)	Period from July 30 through December 31,	Period from January 1 through July 29,	As of and for the Year Ended December 31,
			2009	2008

(Loss) Income from operations (b):	$(46,571)	$39,479	$207,749	$209,683
Interest (expense) income (net)	(78,364)	760	1,680	7,570
Other income (net)	321	249	139	(2)

(Loss) Income before income taxes	$(124,614)	$40,488	$209,568	$217,251

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	(Loss) Income from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

Reportable segment information for capital additions and depreciation expense is as follows for the periods below:

Capital Additions:	Successor	Predecessor
(In thousands)	Period from July 30 through December 31,	Period from January 1 through July 29.	As of and for the Year Ended December 31,
			2009	2008

Institutional Services	$13,529	$20,065	$25,868	$25,159
Active Trader Services	2,401	3,119	7,198	7,014
Corporate and unallocated	2,035	3,211	9,763	13,336

Total	17,965	$26,395	$42,829	$45,509

Depreciation:	Successor	Predecessor
(In thousands)	Period from July 30 through December 31,	Period from January 1 through July 29,	As of and for the Year Ended December 31,
			2009	2008

Institutional Services	$11,215	$14,456	$20,248	$17,016
Active Trader Services	1,828	4,243	6,358	5,468
Corporate and unallocated	2,919	3,805	5,194	4,560

Total	$15,962	$22,504	$31,800	$27,044

The Company’s distribution by major geographic region of revenue and long-lived assets is as follows for the periods below:

	Successor	Predecessor
(In thousands)	Period from July 30 through December 31,	Period from January 1 through July 29,	As of and for the Year Ended December 31,
			2009	2008
Revenue (a):
United States	$246,924	$328,690	$536,474	$529,586
United Kingdom	32,161	42,348	72,896	85,715
All other European countries	49,422	65,325	118,384	116,839
Asia Pacific	13,594	18,181	29,464	18,401

Total	$342,101	$454,544	$757,218	$750,541

(In thousands)	As of December 31,	As of December 31,	As of December 31,
Long-lived assets:	2010	2009	2008
United States	$2,851,782	$584,292	$582,763
United Kingdom	620,711	114,390	100,467
All other European countries	164,530	103,088	104,169
Asia Pacific	177,349	36,687	34,746

Total	$3,814,372	$838,457	$822,145

15. Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Interactive Data Corporation were as follows (in thousands):

	Successor	Predecessor
	December 31,	July 29,	December 31,
	2010	2010	2009
Unrealized gain on securities, net of tax	$345	$657	$635
Foreign currency translation adjustments	18,780	(8,627)	6,603
Pension – unamortized losses/prior service costs, net of tax	(243)	(3,179)	(3,161)
Change in value of hedged interest rate caps, net of tax	737	—	—

Total accumulated other comprehensive income (loss)	$19,619	$(11,149)	$4,077

The components of comprehensive income were as follows (in thousands):

	Successor	Predecessor
	Period from July 30 through December 31	Period from January 1 through July 29	For the year ended December 31,	For the year ended December 31,
	2010	2010	2009	2008
Net (loss) income	$(94,263)	$22,474	$141,406	$142,669

Other comprehensive income:
Unrealized gain on securities, net of tax	345	22	713	(1,398)
Foreign currency translation adjustments	18,780	(15,230)	23,855	(62,907)
Pension adjustment, net of tax	(243)	(18)	2,113	(3,454)
Change in value of hedged interest rate caps, net of tax	737	—	—	—

Total other comprehensive (loss) income, net of tax	19,619	(15,226)	26,681	(67,759)

Comprehensive (loss) income	(74,644)	7,248	168,087	74,910
Less: Comprehensive income attributable to noncontrolling interest	—	—	(172)	(21)

Comprehensive (loss) income attributable to Interactive Data Corporation	$(74,644)	$7,248	$167,915	$74,889

16. Fair Value Measurements

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

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820.

	Successor December 31, 2010
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Other (1)	6,261	—	—	6,261
Interest Rate Cap—Derivative (2)	—	5,761	—	5,761

Total Assets	$6,261	$5,761	$—	$12,022

	Successor December 31, 2010
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$6,261	$—	$—	$6,261
Contingent Consideration (3)	—	—	6,500	6,500

Total Liabilities	$6,261	$—	$6,500	$12,761

	Predecessor December 31, 2009
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Money Market Funds—Cash Equivalents	$21,699	$—	$—	$21,699
Cash Equivalents (4)	—	13,365	—	13,365
Marketable Securities -—Available for Sale (5)	—	96,077	—	96,077
Other (1)	6,739	—	—	6,739

Total Assets	$28,438	$109,442	$—	$137,880

	Predecessor December 31, 2009
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$6,739	$—	$—	6,739

Total Liabilities	$6,739	$—	$—	$6,739

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities of the Company’s Consolidated Balance Sheet at December 31, 2010. Refer to Note 18, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, of which is recorded in Accrued liabilities and Other liabilities on the Consolidated Balance Sheet at December 31, 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the 7ticks Earn-out. Refer to Note 4, “Acquisitions,” above for further discussion.
(4)	Consists of high-grade municipal obligations with original and remaining maturities of less than 90 days.
(5)	Refer to Note 1, “Marketable Securities”, in the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 through July 29, 2010 and for the period from July 30, 2010 through December 31, 2010 (in thousands):

Earn-Out
Balance, December 31, 2009	$—
Total (gains)/losses (1)	100
Transfers in/out of Level 3	—
Purchases, sales, issuances and settlements (net) (Contingent consideration recorded for business acquisition)	8,500

Balance, July 29, 2010	$8,600

Total (gains)/losses (1)	(239)
Transfers in/out of Level 3	—
Purchases, sales, issuances and settlements (net) (Contingent consideration recorded for business acquisition)	(1,861)

Balance, December 31, 2010	$6,500

(1)	The net change in the contingent liability is reflected in Other Income on the consolidated statement of operations.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheet as of December 31, 2010, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 which bear interest at a fixed rate differ from their fair values as follows:

	December 31, 2010
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$762,566

(1)	Excludes original issue discount.

The fair value of the Senior Notes due 2018 is based on market based information available from public sources.

17. Noncontrolling Interest

The Company has purchased the remaining 10% of the outstanding equity (or 400 common shares) related to its December 2008 acquisition of Japan-based NTT DATA Financial, or NDF, from the remaining stockholder (noncontrolling interest). This transaction occurred on December 16, 2010, at a total purchase price of 302,000,000 JPY (or approximately $3,582,000 at the currency exchange rate on the date of acquisition). The Company had this liability recorded, as prescribed under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), in accrued liabilities on the consolidated balance sheet at December 31, 2009, as it had a firm commitment at the acquisition date.

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company as required under SFAS 160, as codified in ASC 810-10 for the following periods:

	Successor	Predecessor
(In thousands, except per share amounts)	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2010	2010	2009	2008

Net (loss) income attributable to Interactive Data Corporation	$(94,263)	$22,474	$141,234	$142,648
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporations’ paid-in- capital for purchase of 400 NDF common shares (10%)	—	—	(2,651)	—

Net transfers to noncontrolling interest	—	—	(2,651)	—

Change from net income (loss) attributable to Interactive Data Corporation and transfers to noncontrolling interest	$(94,263)	$22,474	$138,583	$142,648

18. Derivatives

Interest Rate Cap- Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes and not for speculative purposes.

On September 13, 2010, the Company entered into three separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on its Senior Secured Credit Facilities. Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The aggregate premium of the cap agreements was $4,986,000, including a deferred financing charge of approximately $467,000. This aggregate premium is payable quarterly over twelve quarters, beginning September 30, 2011.

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and, accordingly, the Company believes the hedging relationship will be highly effective. At inception, the Company designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700 million of principal payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As noted above, the caps were designated as cash flow hedges at inception and the hedging relationship is expected to be highly effective over the life of the cap agreements. Accordingly, as of December 31, 2010, all changes in the fair value of the caps are recorded in the Consolidated Statement of Stockholders’ Equity as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4,519,000 at inception and approximately $5,761,000 at December 31, 2010. The aggregate fair value is included in Other Assets on the Company’s Consolidated Balance Sheet as of December 31, 2010. Refer to Note 16 “Fair Value Measurements” above for related fair value disclosures. The amount of unrealized gains in AOCI recorded during the Successor period ended December 31, 2010 related to these cash flow hedges was approximately $737,000, net of taxes.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the gain recognized in AOCI related to the interest rate caps for the following Predecessor and Successor reporting periods ended (in thousands):

	Balance Sheet Location	Successor	Predecessor
		December 31, 2010	December 31, 2009
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$5,761	$—

	Successor	Predecessor
(In thousands, except per share amounts)	Period from July 30 through December 31	Period from January 1 through July 29, 2010	As of and for the Year Ended December 31,
			2009	2008

Amount of income recognized in other comprehensive income, net of taxes:
Interest rate caps	$737	$—	$—	$—

There were no amounts reclassified from AOCI to net income related to the derivative financial instruments for the periods reported for the Predecessor or Successor statements of operations.

As further discussed in Note 20 “Subsequent Events”, the Company refinanced its Term Loan Facility in February 2011.

19. Debt

On July 29, 2010, in connection with the Merger, the Company entered into several new debt instruments totaling $2,190,000,000. Details of each instrument are described below. In connection with the issuance of these debt instruments, debt financing costs of $76,639,000 were incurred, of which $50,550,000 represented direct issuance costs and commitment fees paid to the underwriters and $26,089,000 were external transaction costs. Refer to Note 3 “Merger” for further discussion of the Merger Costs. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Consolidated Balance Sheet at December 31, 2010, net of amortization for the period from July 30, 2010 through December 31, 2010. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

The Original Issue Discount (OID) with regard to the Term Loan Facility and the Senior Notes totaled $39,000,000 and $17,500,000, respectively. The original issue discounts will be amortized over the life of the loan using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts in the period from July 30, 2010 through December 31, 2010 was approximately $8,402,000, which is recorded as interest expense in the Successor’s statement of operations.

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement that provides $1,490,000,000 of Senior Secured Credit Facilities including:

•	a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $1,330,000,000 with a term of six and one half years due January 2017; and

•

a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160,000,000 available in US dollars, euros and UK pounds with a term of five years expiring July 2015.

The Revolving Credit Facility includes $40,000,000 of borrowing capacity available for letters of credit and $30,000,000 for borrowings on same-day notice. Immediately following the closing of the Merger, $2,000,000 was drawn down under the Revolving Credit Facility and was repaid as of September 30, 2010. As of December 31, 2010, the Company had $4,462,000 of letters of credit that were outstanding, related to certain operating leases.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 5.00% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Borrowings under the Senior Secured Credit Facilities will be subject to a floor of LIBOR plus an applicable margin of 1.75%. Since the inception of the loan the Company has elected the three-month LIBOR rate, which at December 31, 2010, plus the applicable margin was 6.75%. The highest of the three rates in (b) was 7.25%. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the rate at December 31, 2010 (refer to Note 18 “Derivatives”).

Interest is payable at intervals based on the interest rate election made quarterly by the Company. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced subject to the Company attaining certain leverage ratios. As noted below, in September 2010, the Company designated as accounting hedges three interest rate caps related to the Term Loan Facility with notional amounts of up to $700,000,000. Refer to Note 18, “Derivatives” for further discussion.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its leverage to 5.0:1.0. The Company is also required to pay customary letter of credit fees.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the Term Loan Facility beginning with the quarter ending September 30, 2010, with the balance being payable on the final maturity date. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011.

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

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

As of December 31, 2010, the Company was in compliance with its covenants.

In connection with the Senior Secured Credit Facilities, the Company incurred debt financing costs of $57,493,000, which costs and accounting treatment were discussed above.

During the period from July 30, 2010 through December 31, 2010, the Company recorded and paid interest and commitment fees on the Term Loans, the Revolving Credit Facility and Letters of Credit of $38,658,000, $527,000 and $99,000, respectively and recorded $6,511,000 of interest expense related to the amortization of capitalized debt financing costs and debt discount accretion.

Senior Notes due 2018

On July 29, 2010, the Company issued $700,000,000, 10.25% senior notes (the “Senior Notes”) which mature on August 1, 2018, pursuant to an indenture, dated as of July 29, 2010 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Each subsidiary guarantee ranks senior in right of payment to all future subordinated indebtedness of the subsidiary guarantor; rank equally in right of payment with all existing and future senior indebtedness of the subsidiary guarantor; is effectively subordinated in right of payment to all existing and future secured obligations of the subsidiary guarantors, including their guarantee of indebtedness under the Company’s Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness; and is effectively subordinated in right of payment to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary that is not also a guarantor of the notes. Any subsidiary guarantee of the notes will be released in the event such guarantee is released under the Senior Secured Credit Facilities. The Senior Notes are unsecured, and, as such, no assets are pledged for this agreement.

Interest on the Senior Notes will accrue at the rate of 10.25% per annum and will be payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of December 31, 2010, no principal or interest payments have been made.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of July 30, 2010 and December 31, 2010. This call feature will be marked to market over the period it is active.

Upon the occurrence of a change of control, which is defined in the Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates, and designate the Company’s subsidiaries as unrestricted subsidiaries.

The Indenture also provides for other customary warranties and nonfinancial covenants which, if violated, would create events of default and would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

In connection with the Senior Notes, the Company incurred debt financing costs of $19,146,000, which costs and accounting treatment were discussed above. During the period from July 30, 2010 through December 31, 2010, the Company has accrued $30,294,000 of unpaid interest and recorded $1,891,000 of amortized interest expense related to the capitalized debt financing costs and debt discount accretion.

Total borrowings consisted of the following at December 31, 2010:

(in thousands)	Successor	Predecessor
	December 31, 2010	December 31, 2009

Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	10,088	—

Net Short-Term Debt:	$10,088	$—

Long-Term Debt:
Term Loan Facility	$1,313,262	$—
Senior Notes	700,000	—
Less Original Issue Discount—Term Loan	(37,298)	—
Less Original Issue Discount—Senior Notes	(16,599)	—

Net Long-Term Debt	$1,959,365	$—

There were no borrowings outstanding as of December 31, 2009.

As discussed in Note 20 “Subsequent Events”, on February 11, 2011, the Company completed a refinancing of its Term Loan Facility through an amendment to the credit agreement that provides for, among other things, a decrease in applicable interest rates, and an extension of the maturity date of the Term Loan Facility. The revised future minimum principal payment obligations due per the Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2011	$10,088
2012	$13,450
2013	$13,450
2014	$13,450
2015	$13,450
2016 and thereafter	$1,959,462

Total	$2,023,350

20. Subsequent Events

Senior Secured Term Loan Facility Refinancing

On February 11, 2011, the Company completed a refinancing of its Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

•	a reduction in the LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loans to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loans to June 30, 2011, and

•	an increase in the amount of the Term Loan Facility to $1,345,000,000.

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2010. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Predecessor			Successor
	Quarter ended, March 31, 2010	Quarter ended, June 30, 2010	Period from July 1, 2010 through July 29, 2010	Period from July 30, 2010 through September 30, 2010	Quarter ended, December 31, 2010	Year Ended December 31, 2010 (1)
Revenue	$196,888	$193,970	$63,686	$134,261	$207,840	$796,645
Total costs and expenses (3)	152,430	158,434	104,201	179,660	209,012	803,737
Income (loss) from operations	44,458	35,536	(40,515)	(45,399)	(1,172)	(7,092)
Interest income (expense), net	267	337	156	(31,269)	(47,095)	(77,604)
Other income (expense), net	36	171	42	703	(382)	570
Income tax expense (benefit)	15,236	10,887	(8,109)	(27,703)	(2,648)	(12,337)
Net income (loss)	29,525	25,157	(32,208)	(48,262)	(46,001)	(71,789)
Net income (loss) attributable to Interactive Data Corporation	$29,525	$25,157	$(32,208)	$(48,262)	$(46,001)	$(71,789)

Net income per share - basic	$0.31	$0.26	N/A	N/A	N/A	$0.57
Net income per share - diluted	$0.30	$0.26	N/A	N/A	N/A	$0.56
Cash dividend declared per common share	$0.20	$—	N/A	N/A	N/A	$0.20

	Quarters Ended
	Predecessor
	March 31,	June 30, (2)	September 30,	December 31,	Year Ended December 31, 2009 (1)
Revenue	$186,034	$184,992	$192,092	$194,100	$757,218
Total costs and expenses	137,702	134,408	133,661	143,698	549,469
Income from operations	48,332	50,584	58,431	50,402	207,749
Interest income (expense), net	644	395	323	318	1,680
Other income (expense), net	2	119	12	6	139
Income tax expense	16,930	17,919	15,636	17,677	68,162
Net income	32,048	$33,179	$43,130	$33,049	$141,406
Net income attributable to Interactive Data Corporation	$31,941	$33,114	$43,130	$33,049	$141,234

Net income per share—basic	$0.34	$0.35	$0.46	$0.35	$1.50
Net income per share—diluted	$0.33	$0.34	$0.45	$0.34	$1.47
Cash dividend declared per common share	$—	$0.20	$0.20	$0.20	$0.60

(1)	Year to date totals reflect data as reported and is not necessarily a summation of the quarterly data on this schedule.
(2)	The Company recorded a $10,889,000 out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation, which is included in the Company’s Institutional Services Segment. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter revenue by $2,294,000, increased second quarter cost of services expense by $7,487,000, most of which related to data acquisition expenses, and increased second quarter selling, general and administrative expenses by $1,108,000 which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter is not expected to have a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

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

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, and as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

	Three Months Ended	Year Ended
(in thousands)	March 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	Total
Decrease in revenue	$191	$1,694	$200	$209	$2,294
Increase in total costs and expenses	1,308	6,554	611	122	8,595

Total- pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

(3)	Includes merger costs of $67,258,000 and $52,734,000 in the period from July 30, 2010 through December 31, 2010 and the period from January 1, 2010 through July 29, 2010, respectively.

Interactive Data Corporation and Subsidiaries

For the Periods from January 1, 2010 through July 29, 2010 and July 30, 2010 through December 31, 2010 and for the Years Ended December 31, 2009 and 2008

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Period from July 30, 2010 through December 31, 2010	$8,376	$8,506	$18	(A)	$10,282	$6,618
Period from January 1, 2010 through July 29, 2010	$8,449	$11,577	$(120	)(A)	$11,530	$8,376
Year Ended December 31, 2009	$6,309	$17,019	$279	(A)	$15,158	$8,449
Year Ended December 31, 2008	$6,819	$19,274	$(865	)(A)	$18,919	$6,309

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustments associated with acquisitions.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation Allowance
Period from July 30, 2010 through December 31, 2010	$1,838	$—	$—	$798	$1,040
Period from January 1, 2010 through July 29, 2010	$7,275	$—	$—	$5,437	$1,838
Year Ended December 31, 2009	$10,018	$—	$—	$2,743	$7,275
Year Ended December 31, 2008	$12,363	$—	$—	$2,345	$10,018

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2010. Based on this evaluation, the company’s chief executive officer and chief financial officer concluded that, as of December 31, 2010, the company’s disclosure controls and procedures were effective, in providing reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The size of our Board of Directors is presently fixed at eight persons. Our directors are: Michael Bingle, Raymond L. D’Arcy, Cary J. Davis, Sean Delehanty, James Neary, Joseph Osnoss, Chandler Joel Reedy and Mason Slaine. All directors hold office (subject to our by-laws) until their successors have been duly elected and qualified or until the director’s earlier resignation or removal.

Biographical information regarding our officers and directors is as follows:

Mason Slaine (58) is our president, chief executive officer and chairman of our Board. Mr. Slaine joined the company in August 2010 as executive chairman and was appointed president and chief executive officer in September 2010. From 2005 to present, Mr. Slaine has served as Chairman of MLM Information Services, LLC, a leading vendor of corporate tax compliance software and services, which he founded in partnership with Warburg Pincus. From 1996 to 2004, Mr. Slaine served as Chairman and CEO of Information Holdings, Inc., an electronic publisher in the intellectual property and health care fields, which he founded in partnership with Warburg Pincus and which was listed on the New York Stock Exchange in 1998 and acquired by Thomson Reuters Corporation in 2004. From 1994 to 1996 he was President and CEO of Thomson Financial (formerly a division of Thomson Reuters Corporation) and held various positions at Thomson Financial from 1991 to 1994. From 1987 to 1991, he was Chairman and CEO of Securities Data Corporation, a leading financial market database, until its acquisition by Thomson Financial. From 1982 to 1986, Mr. Slaine was President and CEO of Investment Dealers’ Digest Inc. until its acquisition by Extel Financial Ltd. (a predecessor to Interactive Data Corporation). Mr. Slaine currently serves on the Audit and Compensation Committees of iParadigms LLC, a private company.

Jeffrey Banker (44) became executive vice president of our Real-Time Market Data and Trading Solutions Group in December 2009. Prior to this, Mr. Banker was managing director, strategic market development. Mr. Banker joined us in 2003. Prior to joining us, Mr. Banker held senior positions at Gomez Performance Networks, now a division of Compuware, and Fidelity Investments.

Michael Bingle (38) has been a director since July 2010. Mr. Bingle joined Silver Lake in 2000 and is a Managing Director. He has significant private equity investing experience in the technology and financial services industries. Prior to joining Silver Lake, Mr. Bingle was a principal at Apollo Advisors, L.P., where he evaluated and executed a variety of private equity investments. He previously worked as an investment banker in the Leveraged Finance Group of Goldman, Sachs & Co. Mr. Bingle serves on the boards of Gartner, Inc., Gerson Lehrman Group, Inc., IPC Systems, Inc., Mercury Payment Systems, Inc. and on the board of Visitors of the Duke University School of Engineering. Previously Mr. Bingle was a director of Ameritrade Holding Corp., Datek Online Holdings, Inc. and Instinet, Inc. He holds a B.S.E. in Biomedical Engineering from Duke University.

Vincent Chippari (50) has served as senior vice president and chief financial officer since October 2010. Prior to joining Interactive Data, he served as chief financial officer of two private-equity backed pre-IPO technology businesses, FleetMatics Group and NameMedia, Inc. Before NameMedia, Mr. Chippari was employed by The Thomson Corporation (now Thomson Reuters). He was chief strategy officer of Thomson Healthcare, responsible for corporate strategy, mergers and acquisitions and business development. Previous positions Mr. Chippari held at Thomson included senior vice president and chief financial officer of Thomson Business Information from 1990-1996. From 1998-2004, he was executive vice president and chief financial officer of Information Holdings Inc., a NYSE-listed information solutions business. Mr. Chippari began his career as an auditor at Price Waterhouse. He is a CPA and holds degrees from Bryant University (BSBA) and the University of Connecticut (MBA).

Raymond L. D’Arcy (58) has served as vice chairman since August 2010. From March 2009 to August 2010, Mr. D’Arcy served as our President and Chief Executive Officer. He has been a member of our Board of Directors since March 2009 and has more than thirty years of experience with us. Throughout his career with us, he has held a number of senior-level sales, marketing, product management and finance positions. After spending his first four years as manager of financial and management reporting, Mr. D’Arcy transitioned into the product management organization. He advanced into regional and national senior sales executive roles within the organization, becoming vice president of global sales and marketing in 1999. Mr. D’Arcy subsequently became president of the Data Delivery Business in 2002. From September 2005 until becoming president and chief executive officer, Mr. D’Arcy served as president of our sales and marketing organization. In addition to his vast experience with our company, Mr. D’Arcy brings to the Board a deep understanding of the financial industry.

Cary J. Davis (44) has been a director since July 2010. Mr. Davis has been with Warburg Pincus since 1994 and is responsible for investments in the software and financial technology sectors. He received a B.A. in economics from Yale University and an M.B.A. from Harvard Business School. Prior to joining Warburg Pincus, he was executive assistant to Michael Dell at Dell Inc. and a consultant at McKinsey & Company. Mr. Davis is a director of TradeCard, Inc., Wall Street Systems Holdings, Inc. and other private companies. In addition, he has been involved in a number of prior investments including OpenVision Technologies, Inc. (merged with VERITAS Software Corporation) and BEA Systems, Inc. Mr. Davis has been an adjunct professor at the Columbia University Graduate School of Business and is president of the Jewish Community House of Bensonhurst.

Sean Delehanty (33) has been a director since July 2010. Mr. Delehanty has been with Silver Lake since 2003 and is a Director. Prior to joining Silver Lake, Mr. Delehanty worked in the Investment Banking Group at Lehman Brothers Holdings Inc., where he focused on mergers and financings in the technology industry. Mr. Delehanty graduated from Duke University with a B.S.E. in Mechanical Engineering.

Alexander Goor (39) has served as our chief information officer since September 2010. Mr. Goor is a member of the Board of Directors of BondDesk Group LLC. From April 2005 to June 2007, he was co-chief executive officer and chief information officer of Instinet, Inc. Previously, he was president of Inet ATS, Inc., Instinet Group’s electronic marketplace subsidiary established in November 2003, and also supervised the merger between Instinet, LLC and Island Holding Company. Before joining Instinet, Mr. Goor was the chief strategy officer of Datek Online Holdings Corporation (DOHC). He was also president of Watcher Technologies, a DOHC technology development and licensing subsidiary catering to professional traders and before that was president of Datek Online Brokerage Services, the firm’s online brokerage subsidiary. Mr. Goor currently serves on the technology committee of New York Presbyterian Hospital and is a graduate of Columbia University.

Mark Hepsworth (51) has served as president, institutional business since September 2007. In this role, he is responsible for leading the business strategy, product development and general business management across Interactive Data Pricing and Reference Data and Interactive Data Fixed Income Analytics. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Jay Nadler (46) is our chief operating officer. Prior to joining Interactive Data in October 2010, he was president of MLM Information Services, a leading vendor of corporate tax compliance software and services, from 2005 to 2010. Prior to MLM, Mr. Nadler was employed by Information Holdings from 2000 to 2005 where he served in a variety of corporate roles, as well as president and CEO of several of the Company’s subsidiaries. Information Holdings was a NYSE-listed information vendor in the intellectual property, science, and health care fields. From 1988-2000, Mr. Nadler served in various roles at Thomson Financial (now Thomson Reuters), including president and chief executive officer of individual and multiple divisions. During this period, he managed businesses in a number of markets, including investment banking, investment management, investor relations, sales and trading, and wealth management. Mr. Nadler is a member of the Board of Directors of SNL Financial, a leading vendor of sector-focused financial information and a member of the Board of Directors of MLM Holdings Inc, a subsidiary of MLM Information Services. Mr. Nadler serves on the Executive Committee of iParadigms LLC, a private company. He holds a Bachelor’s degree from The Wharton School at the University of Pennsylvania.

James Neary (46) has been a director since July 2010. Mr. Neary has been with Warburg Pincus since 2000 and co-heads the Technology, Media and Telecommunications group. From 2000 to 2004, Mr. Neary led the firm’s Capital Markets activities. Previously, he was a managing director at Chase Securities and worked in the Leveraged Finance Group at Credit Suisse First Boston. Mr. Neary received a B.A. in economics and political science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar. He is a director of Alert Global Media Holdings, LLC, Coyote Logistics Holdings, LLC, Fidelity National Information Services, Inc. (formerly Metavante Technologies, Inc.) and THC Holdings, Inc. Mr. Neary is also on the Board of Trustees of The Brearley School in New York City and of Continuum Health Partners, which unites 6 New York area teaching hospitals, including Beth Israel, St. Luke’s and Roosevelt Hospital.

Joseph Osnoss (33) has been a director since August 2010. Mr. Osnoss joined Silver Lake in 2002 and is a Managing Director. As Co-Head of Silver Lake’s London office, he oversees the firm’s large-scale investing activities across Europe, the Middle East and Africa. Prior to joining Silver Lake, Mr. Osnoss worked in investment banking at Goldman, Sachs & Co. where he focused on mergers and financings in the technology and telecommunications industries. He previously held positions at Coopers & Lybrand Consulting in France and at Bracebridge Capital, a fixed income arbitrage hedge fund. Mr. Osnoss graduated summa cum laude from Harvard College with an A.B. in Applied Mathematics-Economics and a citation in French language. He is a director of Mercury Payment Systems, Inc., Sabre Holdings Corporation (and certain affiliated entities) and previously served on the board of Instinet Incorporated.

Chandler Joel Reedy (30) has been a director since August 2010. Mr. Reedy has been with Warburg Pincus since 2004 and is in the Technology, Media and Telecommunications group. He received an A.B. cum laude in Economics from Harvard College. Prior to joining Warburg Pincus, he was with UBS Investment Bank in the Financial Sponsors and the Mergers and Acquisitions groups. He is a director of Coyote Logistics Holdings, LLC and Multi-View, Inc. In addition, he has been involved in a number of other investments including Alert Global Media Holdings, LLC, CAMP Systems International, Inc., Fidelity National Information Services, Inc. (formerly Metavante Techologies, Inc.), Institutional Shareholder Services, Inc., New Breed Holding Company, NYFIX, Inc., Wall Street Systems Holdings, Inc. and Yodlee, Inc.

Roger Sargeant (44) has served as managing director, international since September 2005. Roger Sargeant was previously managing director of Interactive Data (Europe). Prior to that, Mr. Sargeant served as managing director for the Company’s European Pricing and Reference Data business for approximately three years. Mr. Sargeant joined the Company in 1990.

Carol Sweeney (58) is senior vice president and general counsel. She joined Interactive Data in 2003 as deputy general counsel. Prior to Interactive Data, Ms. Sweeney was first vice president, office of general counsel at Merrill Lynch. Ms. Sweeney held various other roles during her nearly 20 year career at Merrill Lynch, including senior counsel in Merrill Lynch’s corporate law department and director for their Y2K compliance program. Before joining Merrill Lynch, she worked in the Mayor’s Office of Economic Development in New York City and was an associate at the Proskauer Rose law firm. Ms. Sweeney is a graduate of New York University and New York Law School.

Christine Sampson (57) served as interim chief financial officer from September 2009 until October 2010 and then continued to serve in her roles as vice president of finance, chief accounting officer and treasurer until her departure from the Company in December 2010. Ms. Sampson served as our vice president of finance and chief accounting officer since December 2006. Ms. Sampson became vice president of finance and controller in November 2000. Ms. Sampson first joined the Company in 1978 as a sales and tax accountant.

Board Composition and Governance

Our Board of Directors currently consists of eight directors. Our by-laws provide that our Board of Directors consist of between one and ten persons. The exact number of members on our Board of Directors is determined from time to time by resolution of a majority of our Board of Directors. On July 29, 2010, we completed a merger (the “Merger”) with Igloo Merger Corporation (“Merger Sub”) pursuant to the terms of the Agreement and Plan of Merger, dated May 3, 2010 (the “Merger Agreement”), by and among us, Merger Sub and Hg Investors LLC (“Hg LLC”). Following the Merger, Hg LLC merged with and into Igloo Intermediate Corporation (“Intermediate”). We were the surviving corporation in the Merger and as a result of the Merger, we are now wholly-owned by Intermediate, a direct subsidiary of Igloo Holdings Corporation (“Holdings”). Approximately 98% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”).

Following the consummation of the Merger, pursuant to the terms of the Merger Agreement, the then current directors of Merger Sub, Messrs. Bingle, Davis, Neary, and Delehanty became our directors, with the Company as the surviving corporation to the Merger. On August 4, 2010, the size of our Board of Directors was expanded to eight members, and Messrs. D’Arcy, Osnoss, Reedy and Slaine were elected to the Company’s Board of Directors.

The Shareholders Agreement, among other things, contains agreements among the parties with respect to the composition of our Board of Directors as well as the board of directors of Holdings and Intermediate, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities, including tag along and drag along rights, preemptive rights and rights of first offer. Pursuant to the Shareholders Agreement, each of our Sponsors has the right to nominate, and have nominated, three directors to serve on the Board of Directors.

The terms of Mr. Slaine’s employment agreement with the Company and Holdings require that Mr. Slaine be appointed to serve as a director of Holdings. Holdings is our parent company.

Presently, none of our directors are considered by our Board of Directors to be independent (as independence is defined by the New York Stock Exchange (NYSE) listing standards). Following the Merger, our common stock was no longer listed on NYSE. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Stockholders Agreement.” Because of these requirements, as well as because Holdings owns 100% of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

None of our directors (other than Mr. Slaine and Mr. D’Arcy) currently holds any position with us. Except as disclosed elsewhere in this Annual Report, none of the directors or any of his affiliates (1) has a familial relationship with any of our directors or executive officers or (2) has been involved in any transactions with us or any of its directors, officers or affiliates that is required to be disclosed in this Annual Report pursuant to the rules and regulations of the SEC.

Director Qualifications

The Shareholders Agreement provides that each Sponsor has the right to designate three directors, and that our Board will include our chief executive officer. Any directors nominated to fill the directorships selected by the Sponsors are chosen by the applicable Sponsor.

Because we are privately held and because the Shareholders Agreement addresses the topic of composition of our Board, our Board does not have a standing nominating committee. We believe that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that our Sponsors consider all factors they deem appropriate, including the information discussed in each of the board members’ biographical information set forth above when designating directors to our Board. Our Board of Directors and the Board of Directors of Holdings are comprised of the same individuals.

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, our Board focused primarily on the information discussed in each of the Board member’s and biographical information set forth above. Each of the Company’s directors possesses high ethical standards. Each is committed to employing their skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business endeavors, which further qualifies them for service as members of our Board.

Each of the Directors appointed by our Sponsors was elected to the Board pursuant to the Shareholders Agreement. Pursuant to such agreement, Messrs. Bingle, Delehanty, and Osnoss were appointed to the Board as a consequence of their respective relationships with Silver Lake. Messrs. Davis, Neary, and Reedy were appointed to the Board as a consequence of their respective relationships with Warburg Pincus. As a group, the directors appointed by our Sponsors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. Mr. Slaine brings leadership, extensive business, operating and policy experience, and knowledge of our industry to the Board. Mr. D’Arcy brings knowledge of our company and our industry to the Board. In addition, Mr. Slaine brings his broad strategic vision for Interactive Data to the Board. Having the Chief Executive Officer on our Board provides us with a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business.

Each of Messrs. Bingle, Delehanty, and Osnoss is a partner, member or employee of an entity affiliated with or controlled by Silver Lake Group, L.L.C. and generally is entitled to be indemnified by such entity for his service on our Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies. Likewise, each of Messrs. Davis, Neary, and Reedy is a partner, member or employee of an entity affiliated with or controlled Warburg Pincus LLC and generally is entitled to be indemnified by such entity for his service on our Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

Our Board of Directors currently has one standing committee, the Audit Committee.

Audit Committee Financial Expert

Our Audit Committee is composed of Mr. Delehanty and Mr. Reedy. In light of our status as a privately held company, our Board has not designated any member of the Audit Committee as an audit committee financial expert as such term is defined in SEC rules. Further, though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that either Mr. Delehanty or Mr. Reedy would be considered independent because of their relationships with certain affiliates of the Sponsors which hold significant interests in Holdings, which indirectly owns 100% of our outstanding common stock.

Compensation Committee Interlocks and Insider Participation

We do not currently have a designated Compensation Committee. Compensation decisions for our executive officers are made by the Board of Directors and Compensation Committee of Holdings. The Board of Directors of Holdings has appointed Messrs. Bingle and Neary, who are also members of our Board of Directors, to serve on the Holdings Compensation Committee. None of our executive officers has served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or members of the Holdings Compensation Committee. Mr. Bingle is affiliated with Silver Lake L.L.C. and Mr. Neary is affiliated with Warburg Pincus LLC. As of March 1, 2011, our Sponsors control approximately 98% of the outstanding common stock of Holdings. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Section 16(a) Beneficial Owner Reporting Compliance

Currently, we do not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and consequently Section 16(a) is not currently applicable to our executive officers, directors or shareholders.

Prior to the Merger that occurred on July 29, 2010, pursuant to Section 16(a) our directors and executive officers, and any person who owned more than 10% of a registered class of our equity securities, were required to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based upon the information supplied to us by such persons, we are required to report any known failure to file these reports within the period specified by the instructions to the reporting forms. To our knowledge, all these filing requirements were satisfied by our directors and executive officers for the period January 1, 2010 to July 29, 2010.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Our Code of Business Conduct and Ethics is posted on our website, www.interactivedata.com, under the heading “Company — Corporate Governance.” A printed copy of our Code of Business Conduct and Ethics is also available free of charge upon request to our Corporate Secretary at 32 Crosby Drive, Bedford, Massachusetts 01730. We intend to satisfy all disclosure requirements required by law or regulation regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website or by filing or furnishing with the Securities and Exchange Commission a Current Report on Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

Our “named executive officers” for the 2010 fiscal year consisted of the following individuals:

•	Mason Slaine, currently our Chairman, President and Chief Executive Officer;

•	Raymond D’Arcy, currently our Vice Chairman and who also served as our Chief Executive Officer through September 16, 2010;

•	Vincent Chippari, currently our Senior Vice President and Chief Financial Officer;

•	Christine Sampson, who served as our interim Chief Financial Officer through October 25, 2010;

•	Alexander Goor, currently our Chief Information Officer;

•	Mark Hepsworth, currently our President, Institutional Business; and

•	Jay Nadler, currently our Chief Operating Officer.

Compensation Overview and Objectives

From and after the time when our stock ceased to be publicly-traded on July 29, 2010, compensation decisions with respect to our named executive officers have generally been based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholders of our ultimate parent, Igloo Holdings Corporation (the “Parent”), upon a liquidity event. To that end, in addition to the typical need to attract, motivate, and retain talented executives, our post-Merger global compensation programs were specifically designed to incentivize our named executive officers to substantially increase our Parent’s equity value and to make the Parent an attractive candidate for either a public offering of its shares or a sale of the Parent to financial or strategic buyers, and to provide our named executive officers with meaningful compensation on and following such an event. Our compensation programs are heavily weighted toward performance-based compensation, with particular emphasis on equity-based compensation, such that our named executive officers’ compensation has a direct link to the returns achieved by our Parent’s stockholders.

Determination of Compensation

Since July 29, 2010, the Board of Directors of the Parent (the “Parent Board”), in consultation with our primary stockholders, has been responsible for establishing and making decisions with respect to our compensation and benefit plans generally, including all compensation decisions relating to our named executive officers. All compensation decisions relating to the named executive officers prior to the Merger were made by our prior compensation committee, which was disbanded as of the effective date of the Merger. As a result, this compensation discussion and analysis focuses on the compensation philosophy and decisions of the Parent Board from and after the effective date of the Merger.

In connection with the Merger, the Parent Board conducted a comprehensive search for a new management team and identified Messrs. Slaine, Chippari, Nadler and Goor as its top candidates. Our primary stockholders then separately engaged in arms-length negotiations with each of Messrs. Slaine, Chippari, Nadler and Goor. Each of these negotiations resulted in the execution of employment, non-interference, and equity award agreements, each of which is described in more detail below under the “Narrative Discussion to Summary Compensation Table and Grant of Plan-Based Awards Table” header. Additionally, in order to facilitate a smooth transition of management, we negotiated and entered into new employment and non-interference agreements with Mr. D’Arcy, pursuant to which he agreed to remain with the Company through the end of 2011. The amounts and benefits payable pursuant to these agreements were the minimum the Parent Board determined was necessary to entice the named executive officer to join or remain with the Company, as applicable, and also to ensure that the named executive officer remains properly incentivized during their tenure with the Company. None of our named executive officers participated in any discussions of the Parent Board concerning their own compensation, though both Mr. Slaine and Mr. Goor corresponded with individual members of the Parent Board in negotiating their own agreements. Mr. Slaine was involved in the negotiations with Messrs. Chippari, Nadler, Goor and D’Arcy.

In determining the levels and mix of compensation, the Parent Board has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize value for our Parent’s stockholders. Subjective factors considered in compensation determinations include an executive’s skills and capabilities and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, the Parent Board has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors.

Our compensation programs are generally designed to provide fixed compensation within market competitive ranges, to provide variable compensation to incentivize our executives to achieve performance goals that maximize growth, and to motivate our executives to achieve one or more liquidity events for our Parent’s stockholders. The fixed components of our compensation program – including base salary and benefits – enable us to compensate our executives at market compensation levels, which is necessary to attract and retain top talent. Our annual bonus programs provide variable compensation opportunities to our employees and enable us to pay for performance, based on achievement of company-wide performance targets, as well as individual goals. Finally, our Parent’s stock incentive plan enables us to promote executive retention and to align the interests of our executives with those of our Parent’s primary stockholders through the grant of stock options that, until an initial public offering or a change in control, are subject to repurchase by the Parent following a termination of employment and that otherwise remain illiquid until our Parent’s stockholders obtain liquidity.

The compensation paid to Mr. Hepsworth during the 2010 fiscal year was determined pursuant to an employment agreement between Mr. Hepsworth and our subsidiary Interactive Data (Europe) Limited that was entered into prior to the effective date of the Merger. The Parent Board did not undertake a detailed review of Mr. Hepsworth’s compensation during the 2010 fiscal year and instead decided that it was in our best interests to keep the compensation established by our prior compensation committee in place. Additionally, the Parent Board did not undertake a review of Ms. Sampson’s compensation and instead continued her compensation as established by our prior compensation committee. Effective December 17, 2010, Ms. Sampson voluntarily left the Company to pursue other interests.

Components of Compensation Established Post-Merger for the 2010 Fiscal Year

For the 2010 fiscal year, the compensation provided to our named executive officers based on decisions made by the Parent Board following the effective date of the Merger generally consisted of base salary, bonuses and stock option grants, each of which is described in more detail below. We believe that the relationship of fixed to variable compensation was properly balanced and provided us with an effective means to attract, motivate and retain our named executive officers, as well as reward them for creation of Parent stockholder value.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts for each named executive officer, other than Ms. Sampson, were initially established under the named executive officer’s employment agreement. This initial amount forms the basis for base salary throughout a named executive officer’s tenure, with adjustments being made by the Parent Board as and when appropriate, based on its consideration of, among other factors, the scope of the executive’s responsibilities, individual performance for the prior year, the mix of fixed compensation to overall compensation, and competitive market practices.

Annual Bonus

Pursuant to the terms of their respective employment contracts, each of Messrs. Chippari, Goor, Nadler, and Slaine were eligible to earn a bonus for the 2010 fiscal year. The bonus potential was based on a percentage of their base salaries. Messrs. Goor and Nadler had a potential opportunity equal to 100% of their base salary, Mr. Slaine 93% and Mr. Chippari 50%. The Compensation Committee made a determination to pay each of Messrs. Chippari, Goor, Nadler and Slaine $32,603, $183,550, $74,520, and $250,000, respectively. Each payment represents 100% of their individual 2010 fiscal year bonus opportunity prorated for the number of days employed in 2010. In addition to the bonuses described above, Messrs. Chippari, Nadler, and Goor each received an additional $50,000 bonus based on the Company’s fourth quarter 2010 performance, as well as their progress in restructuring their respective organizations.

Equity Compensation

The Parent maintains the Igloo Holdings Corporation 2010 Stock Incentive Plan, the terms of which are described below under “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table” header. In the 2010 fiscal year, our named executive officers (other than Ms. Sampson and Mr. Hepsworth) received stock option grants which were intended to provide them with a vested interest in the success of the Company and to align their interests with those of our Parent’s stockholders. Mr. Hepsworth received an option grant at the same time as other employees of the Company, in January 2011. The stock options generally vest partially based on continued service during a fixed period of time and partially upon the achievement of certain net return thresholds by our Parent’s primary stockholders upon the occurrence of one or more liquidity events. The Parent Board believes that these vesting conditions properly incentivize management to maximize the return received by our Parent’s primary stockholders. The Parent Board has determined that annual stock option grants are not necessary to motivate the named executive officers and believes that these original grants appropriately incentivize our named executive officers to achieve a liquidity event for our Parent’s stockholders, given that their holdings will remain illiquid until the occurrence of such a liquidity event.

Components of Compensation Established Pre-Merger for the 2010 Fiscal Year

In addition to the compensation described above, compensation was paid to certain of our named executive officers during the 2010 fiscal year based on plans, policies, agreements and arrangements that were put in place by the prior compensation committee prior to the effective date of the Merger. This compensation generally consisted of performance incentive bonuses, retirement benefits, retention payments, and severance benefits, each of which is described briefly below. Since the prior compensation committee was disbanded as of the effective date of the Merger, the following summary does not contain a detailed explanation of the reasons that such plans, policies, agreements and arrangements were put in place or the compensation philosophy promoted by such plans, policies, agreements and arrangements.

2010 Executive Bonus Plan

At meetings held on February 25, 2010, our prior compensation subcommittee adopted the 2010 Executive Bonus Plan (the “2010 Bonus Plan”). Our prior compensation subcommittee also designated the executives that would participate in the 2010 Executive Bonus Plan, which included Messrs D’Arcy and Hepsworth and Ms. Sampson and approved the bonus potential guidelines under the 2010 Bonus Plan for each of the participants.

The 2010 Bonus Plan provides for an annual cash incentive opportunity for participants equal to the lesser of (i) $3,000,000 for each of the executive officers participating in the 2010 Bonus Plan or (ii) 1.25% of the Company’s 2010 adjusted operating income for the Chief Executive Officer and 0.625% of the Company’s 2010 adjusted operating income for each of the other executive officers participating in the 2010 Bonus Plan (the “Adjusted Operating Income Formula”). There are four performance measures specified under the 2010 Bonus Plan: (i) adjusted revenue, (ii) adjusted EBITA, (iii) cash conversion percentage; and (iv) individual performance objectives.

The weighting of the predetermined performance measures adopted by our prior compensation subcommittee are as follows:

Performance Measure	Weighting of Performance Measures as a percent of bonus opportunity:
Adjusted Revenue	20%
Adjusted EBITA	40%
Cash Conversion Percentage	15%
Individual Performance Goals	25%

The individual goals for Messrs. D’Arcy and Hepsworth and Ms. Sampson, which were not assigned pre-determined weightings, were communicated to each of the named executive officers at the beginning of the performance period and primarily consisted of measures such as:

•

For Mr. D’Arcy: demonstration of leadership in his role as Chief Executive Officer; development of a longer-term strategy for the Company including organizational restructuring in connection with such strategy; and achievement of certain financial goals established for the Company;

•	For Ms. Sampson: facilitating the execution of our business strategy by the business unit leaders worldwide; and

•

For Mr. Hepsworth: achievement of certain financial goals for the businesses for which he is responsible; integration of cross-divisional market facing teams; and execution on the Company’s longer-term strategy.

The bonus opportunity pursuant to the guidelines set forth in the 2010 Bonus Plan for our named executive officers are as follows:

	2010 Executive Bonus Plan Opportunity (as a % of base salary on December 31, 2010)
Name	Threshold (Company Performance Measure is at Threshold)	Target (Company Performance Measures is at Target)	Maximum (Company Performance Measures is at Maximum)	Stretch (Company Performance Measure exceeds Maximum)
R. D’Arcy	25%	100%	150%	200%
C. Sampson	13.33%	53.33%	80%	106.66%
M. Hepsworth	16.67%	66.67%	100%	133.34%

To entice Mr. D’Arcy to enter into his new employment agreement following the closing of the Merger, the Company (in his employment agreement) agreed to pay Mr. D’Arcy his target bonus of $575,000 in respect of his service during 2010, regardless of the actual performance of the Company. Additionally, since Ms. Sampson’s employment terminated prior to the end of the 2010 calendar year, she was not entitled to received a bonus pursuant to the 2010 Bonus Plan or otherwise. Mr. Hepsworth’s performance to financial goals for the PRD business he is responsible for were similar to the Company’s performance to financial goals. Mr. Hepsworth also facilitated the further integration of cross-divisional market facing teams, and played an important role in the merger. Based on the Company’s performance and his individual performance, Mr. Hepsworth received a 2010 bonus payment of $187,087 which was the full amount that the Plan funded.

Retirement Benefits

Defined Benefit Pension Plan, Supplemental Retirement Plan and Pearson Group Pension Plan

We do not currently provide defined benefit pension plan benefits for our employees, including our named executive officers. However, certain of our long service employees remain eligible to participate in or receive benefits under the Pearson, Inc. Pension Equity Plan, or PEP, and the Pearson, Inc. Supplemental Executive Retirement Plan, or SERP, which were frozen as of December 31, 2001.

Mr. D’Arcy and Ms. Sampson continued to receive annual credit from earnings to their accrued benefits under the PEP through the effective date of the Merger, and Mr. D’Arcy also continued to participate as an active employee in the SERP through the effective date of the Merger. After the Merger, Mr. D’Arcy and Ms. Sampson no longer received credit to their accrued benefits under the PEP, and Mr. D’Arcy no longer receives credit under the SERP, although he is still treated as a vested participant in the SERP.

Mr. Hepsworth participated in the Pearson Group Pension Plan (for U.K. employees) until the effective date of the Merger, at which point his participation ended. Mr. Hepsworth no longer participates in any similar pension plan.

Details of the benefits available under these arrangements, and the material terms of the PEP, the SERP and the Pearson Group Pension Plan, are outlined below in the “Pension Benefits Table” and the narrative description following the table.

Pearson 401(k) Retirement Plan & Pearson 401(k) Excess Plan

Mr. D’Arcy and Ms. Sampson were also eligible to participate in the Pearson 401(k) Retirement Plan prior to the effective date of the Merger, a qualified 401(k) plan, on the same terms and conditions as all other employees. Mr. D’Arcy was also eligible to participate in the unfunded Pearson 401(k) Excess Benefit Plan (the “Pearson 401(k) Excess Plan”), which enables participants whose salaries exceed the statutory limits under the Pearson 401(k) Plan to make additional contributions and receive employer contributions.

Following the closing of the Merger, the Company adopted two new retirement plans, a 401(k) retirement plan (the “Interactive Data 401(k) Plan”) and an unfunded 401(k) excess plan (the “Interactive Data 401(k) Excess Plan”), that each mirrored the plans offered by Pearson prior to the closing of the Merger. We offered these benefits to provide our continuing employees (including our continuing named executive officers) with continuity of their benefits following the closing of the Merger. In early 2011, new employee and Company contributions to the Interactive Data 401(k) Excess plan were suspended. Messrs. Goor, Nadler and Chippari currently participate in the Interactive Data 401(k) Plan.

Details of the accrued benefits available under the 401(k) Excess Plan are outlined below in the “Nonqualified Deferred Compensation Table”. Details of the material terms of the 401(k) plans and the 401(k) excess plans are outlined in the narrative that follows the “Nonqualified Deferred Compensation Table.”

Following the closing of the Merger, the Company adopted two new retirement plans, a 401(k) retirement plan (the “Interactive Data 401(K) Plan”) and an unfunded 401(K) excess plan (the “Interactive Data 401(K) Excess Plan”), that each mirrored the plans offered by Pearson prior to the closing of the Merger. We offered these benefits to provide our continuing employees (including our continuing named executive officers) with continuity of their benefits following the closing of the Merger. In early 2011, new employee and Company contributions to the Interactive Data 401(K) Excess plan were suspended. Messrs. Goor, Nadler and Chippari currently participate in the Interactive Data 401(k) Plan.

Retention Agreements

        In May 2010, the Company entered into retention and enhanced severance agreements (the “Retention Agreements”) with Messrs. D’Arcy and Hepsworth and Ms. Sampson. Pursuant to the Retention Agreements, in connection with a sale of the Company, Messrs. D’Arcy and Hepsworth and Ms. Sampson were each entitled to a stay bonus (the “Stay Bonus”) equal to, respectively, 200%, 150%, and 100%, as a percentage of their base salary, provided that a completion of a sale of the Company (a “Closing”) occurred prior to January 1, 2012. In addition, Messrs. D’Arcy and Hepsworth were each entitled to a sales incentive enhancement (a “Sale Bonus”) which was added to their Stay Bonuses if the Change of Control Price (as defined in the Retention Agreements) exceeded $30.00. Under the Retention Agreements, for each $0.01 that the Change of Control Price exceeded $30.00, a Sale Bonus of 0.2 percentage points of base salary was added to the Stay Bonus. Under the terms of the Retention Agreements, payment of the Stay Bonus and the Sale Bonus was made in two installments: one-third of the Stay Bonus and Sale Bonus was payable as soon as practicable after a Closing and the remaining two-thirds was payable on the date that was four months following the date of the Closing, provided that the executive remained employed by the Company through the payment date or, if prior to the end of such four month period, the executive was terminated by the Company other than for “cause” or resigned for “good reason.” Payments under the Retention Agreements were triggered by the closing of the Merger. The Sale Bonuses for Messrs. D’Arcy and Hepsworth were $443,900 and $281,008 respectively. The Stay Bonuses paid to Messrs D’Arcy and Hepsworth and Ms. Sampson were $1,150,000, $546,000 and $303,478 respectively.

Secondment Benefits

Pursuant to his employment agreement (described in more detail below under the “Narrative Discussion to Summary Compensation Table and Grant of Plan-Based Awards Table” header) that was entered into prior to the closing of the Merger, Mr. Hepsworth is entitled to receive the following secondment allowances: (i) a housing allowance of $6,000 per month (grossed up for U.S. federal and state taxes), (ii) up to $15,500 in costs of transporting his personal effects back to the United Kingdom upon repatriation, (iii) costs of airfare for Mr. Hepsworth and his immediate family members upon repatriation, (iv) temporary housing reimbursements of up to $1,500 (grossed up for U.S. federal and state taxes) for housing in the United States and £800 (grossed up for U.K. taxes) for housing in the United Kingdom, (v) costs of airfare for two home visits to the United Kingdom each year for him and his immediate family members (grossed up for U.S. federal and state taxes), (vi) costs of airfare to the United Kingdom for him and his immediate family members in the event of a family emergency (grossed up for U.S. federal and state taxes), (vii) a car allowance of $7,200 per year (grossed up for U.S. federal and state taxes), (viii) up to $25,000 per year per child for private school fees (grossed up for U.S. federal and state taxes), and (ix) tax planning and preparation assistance for the tax years covered by the extension contract (grossed up for U.S. federal and state taxes). Mr. Hepsworth’s secondment and benefits ended November 1, 2010 when he became a regular U.S. employee.

Compensation Risk Management

The Parent Board has reviewed our overall compensation policies and practices to determine whether those policies and practices are reasonably likely to have a material adverse effect on us and has concluded that they are not reasonably likely to have a material effect on us.

COMPENSATION COMMITTEE REPORT

The Parent Board has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, for the fiscal year ended December 31, 2010 with management. Based on the review and discussion, the Parent Board recommended to our Board that the CD&A be included in this Form 10-K.

Respectfully submitted,

BOARD OF DIRECTORS OF IGLOO HOLDINGS CORPORATION
Mason Slaine, Chairman Michael Bingle Raymond D’Arcy Cary Davis Sean Delehanty James Neary Joseph Osnoss Chandler Reedy

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation of our principal executive officer, our principal financial officer and other named executive officers for the fiscal year ended December 31, 2010.

Name and Principal Position**	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)		All Other Compensation ($)(7)	Total ($)

Mason Slaine Chairman, President, and Chief Executive Officer	2010	261,315	250,000	—	22,800,000	—	—		743,803	24,055,118

Raymond D’Arcy Vice Chairman	2010 2009 2008	575,000 456,667 358,750	—	— 1,199,997 236,930	— — 195,785	575,000 — 286,238	3,196 14,192 3,824		1,631,756 42,862 61,852	2,784,952 1,713,718 1,143,379

Vincent Chippari Senior Vice President and Chief Financial Officer	2010	65,064	82,603	—	1,080,000		—		118,470	1,346,137

Christine Sampson (1) Interim Chief Financial Officer	2010 2009	279,899 222,660	—	— 25,088	— 25,288	—	1,461 7,238		322,789 16,445	604,149 296,719

Mark Hepsworth President, Institutional Business	2010 2009 2008	373,333 350,000 343,750	—	— 175,851 236,930	— 176,989 195,785	187,087 — 269,225	17,003 184,835 24,087	(6)	973,277 220,495 252,539	1,550,700 1,108,170 1,322,316

Alexander Goor Chief Information Officer	2010	182,051	233,550	—	13,810,481		—		4,776	14,230,858

Jay Nadler Chief Operating Officer	2010	74,359	124,520	—	3,397,500		—		929	3,597,308

**	Mr. Slaine, Mr. Chippari, Mr. Goor and Mr. Nadler commenced employment with us on August 4, 2010, October 25, 2010, September 15, 2010, and October 25, 2010, respectively. Ms. Sampson left the Company on December 17, 2010.
(1)	Ms. Sampson served as our interim Chief Financial Officer through October 25, 2010. Ms. Sampson was paid a supplemental monthly amount of $8,333.33 from January 1, 2010 through October 31, 2010. Ms. Sampson’s salary includes $83,333.31 attributable to this additional monthly amount.
(2)	RSU Dividend equivalents granted in 2010 are specifically excluded from amounts reported in this column as such amounts were factored into the grant date fair value of the RSU awards to which such equivalents relate, which RSU awards were reported as compensation in the year granted.
(3)	Represents the aggregate grant date fair value of awards granted to our named executive officers in 2010, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(4)	All Non-Equity Incentive Plan Compensation earned in 2010 was paid in March 2011.
(5)	All amounts reported in this column represent the aggregate change in the actuarial present value of the named executive officer’s benefits under the Pearson Group Pension Plan, the Pearson Inc. Equity Pension Plan, and the Pearson, Inc. Supplemental Executive Retirement Plan, as applicable. No named executive officer received preferential or above-market earnings on deferred compensation during fiscal year 2008, 2009, or 2010.
(6)	The change in pension value for Mr. Hepsworth was originally calculated in British pounds sterling and was converted into U.S. dollars based on an exchange rate of £1 = $1.54574, which was the average exchange rate for the year ending December 31, 2010.
(7)	The table below shows the components of this column for 2010, which include our contributions under the 401(k) Plans and the 401(k) Excess Plans, Perquisites, and Bonuses.

Name	Interactive Data Retirement Plan Contribution	Interactive Data Non- Qualified Retirement Plan Contribution	Other Perquisites		Retention Bonus	Sign-On Bonus	Other		Total- All Other Compensation
Mason Slaine	3,062	0	0		0	740,741	0		743,803
Vincent Chippari	1,470	0	0		0	117,000	0		118,470
Raymond L. D’Arcy	16,537	21,319	0		1,593,900	0	0		1,631,756
Christine Sampson	7,572	0	0		303,478	0	$11,739	(1)	322,789
Alexander Goor	4,776	0	0		0	0	0		4,776
Jay Nadler	929	0	0		0	0	0		929
Mark Hepsworth	875	0	145,394	(2)	827,008	0	0		973,277

(1)	Payment for accrued and unused vacation time paid in connection with Ms. Sampson’s departure. Ms. Sampson left the company on December 17, 2010.
(2)	Includes (i) a $6,012 automobile allowance, (ii) $4,633 travel allowance, (iii) $13,333 in private school fees for Mr. Hepsworth’s children, and (iv) $60,000 housing allowance. This amount also includes an additional $61,416 gross up payment to cover the federal and state taxes due on these allowances and reimbursements.

Grant of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the fiscal year ended December 31, 2010.

Name	Plan*	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities Underlying Stock (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Option Awards (3)
			Threshold ($)	Target ($)	Maximum ($)
Mason Slaine	SIP	8/4/2010					40,000,000	1.00	22,800,000

Raymond D’Arcy	EBP LTIP	1/1/2010 2/19/2010	143,750	575,000	1,150,000	481			15,392

Vincent Chippari	SIP	10/25/2010					2,000,000	1.00	1,080,000

Christine Sampson	EBP LTIP	1/1/2010 2/19/2010	27,124	108,515	217,030	27			864

Alexander Goor	SIP	9/14/2010					27,079,375	1.00	13,810,481

Jay Nadler	SIP	10/25/2010					6,750,000	1.00	3,397,500

Mark Hepsworth	EBP LTIP	1/1/2010 2/19/2010	70,014	280,014	560,028	174			5,568

*	EBP – Interactive Data Corporation 2010 Executive Bonus Plan
*	LTIP – Interactive Data Corporation 2000 Long-Term Incentive Plan or Interactive Data Corporation 2009 Long-Term Incentive Plan
*	SIP – Igloo Holdings Corporation 2010 Stock Incentive Plan
(1)	Represents the number of shares of Interactive Data common stock granted to Messrs. D’Arcy and Hepsworth and Ms. Sampson in connection with our declaration of a dividend to our shareholders on February 19, 2010. The number of shares was determined based on the number of restricted stock units held by each of Messrs. D’Arcy and Hepsworth and Ms. Sampson as of the declaration date. As of February 19, 2010, Messrs. D’Arcy and Hepsworth and Ms. Sampson had outstanding restricted stock units covering shares of our common stock outstanding.
(2)	The securities underlying each option award are shares of our Parent’s common stock, par value $0.01 per share.
(3)	The exercise price of our stock options were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by our Board of Directors in good faith, based on the price paid by our primary shareholders for each share of Parent common stock in connection with the Merger.
(4)	The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of equity awards granted in 2010, computed in accordance with FASB ASC Topic 718. See note 8 to our consolidated financial statement for year ending January 31, 2010 attached to this Form 10-K.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

2010 Stock Incentive Plan

Our Parent maintains its 2010 Stock Incentive Plan, (as amended on September 15, 2010, and January 5, 2011) pursuant to which 135,396,876 shares of our Parent’s common stock (subject to adjustment for certain corporate transactions) are reserved for issuances of stock-based awards to our employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of our Parent. The 2010 Stock Incentive Plan provides our Parent with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of stock acquired pursuant to awards granted under the 2010 Stock Incentive Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Stock Incentive Plan and a stockholders agreement between the Parent and its stockholders.

Option Agreements

During 2010, the Parent granted options to Messrs. Slaine, Goor, Chippari, and Nadler pursuant to the 2010 Stock Incentive Plan.

Mr. Slaine was granted solely performance-vested options which vest based on the return received by our Parent’s primary stockholders on their initial equity investment in the Parent upon the occurrence of certain liquidity events set forth in the option agreement.

Messrs. Goor, Chippari, and Nadler were granted both time-vested and performance-vested options, with 33.33% (or in the case of Mr. Chippari, 50%) of the options vesting as to 20% on the first anniversary of the date of grant and in 48 equal monthly installments thereafter, based on continued service with the Company, and the remaining 66.67% (or in the case of Mr. Chippari, 50%) of the options vesting based on the return on invested capital received by our Parent’s primary stockholders upon the occurrence of certain liquidity events set forth in the option agreements. The agreements for Messrs. Chippari and Nadler also provide that, in the event a change in control occurs that is not deemed to be a liquidity event under the terms of the agreement, and the executive is terminated without cause or resigns for good reason within one year of the change in control, a liquidity event will be deemed to have occurred for the purpose of the vesting of the performance-vesting stock. The option agreements for Messrs. Chippari and Nadler also provide that the time-vested options are subject to accelerated vesting upon an involuntary termination without cause or a voluntary resignation for good reason, in either case within 12 months following a change in control of our Parent. Mr. Goor’s option agreement provides that his time-vested options will be subject to accelerated vesting immediately prior to a change in control of the Parent subject to Mr. Goor’s continued employment through the change in control.

Employment and Non-Interference Agreements

The Company or one of its subsidiaries is party to employment agreements with each of our named executive officers (other than Ms. Sampson), each described in more detail below. Additionally, each of our named executive officers (other than Mr. Hepsworth and Ms. Sampson) entered into confidentiality and non-interference agreements with the Company during 2010. Under those agreements, the named executive officers are subject to restrictions on competition and interference during their employment with the Company and for a period of between 12 and 24 months thereafter. Mr. D’Arcy is entitled to receive an additional $200,000 upon any termination of his employment (other than by the Company for cause) as consideration for the execution of his non-interference agreement.

Mason Slaine Employment Terms

Pursuant to his employment agreement with the Company and the Parent, Mr. Slaine is entitled to receive an annual base salary of not less than $644,000 and has a target annual bonus opportunity equal to 93% of his base salary, payable upon the achievement of annual corporate and individual performance objectives established for each such year. Mr. Slaine is also entitled to receive, in lieu of any adjustment to his options, an additional bonus any time the Parent declares and pays a dividend to the holders of its common stock in an amount equal to the product of the number of shares of stock underlying outstanding options held by Mr. Slaine as of the date of such dividend and the per-share amount of the dividend. Mr. Slaine received a one-time bonus equal to $740,741 following the effective date of the Merger, and prior to the occurrence of a liquidity event, Mr. Slaine and the Company have agreed to negotiate a liquidity event bonus of at least $300,000.

Raymond D’Arcy Employment Terms

Pursuant to his employment agreement with the Company, Mr. D’Arcy received a base salary of $575,000 in 2010, and will receive a base salary of $350,000 during 2011. Mr. D’Arcy is also entitled to an annual bonus of no less than $575,000 for 2010 and an annual bonus for 2011 of no less than $350,000, which amounts may be higher based on the achievement of annual corporate and individual performance objectives established for each such year.

Chippari/Goor/Nadler Employment Terms

Pursuant to their employment agreements with the Company, Messrs. Chippari, Goor and Nadler are entitled to receive an annual base salary of no less than $350,000, $500,000, and $400,000 respectively, and have a target annual bonus opportunity equal to 50%, 100% and 100% of their base salary, which is payable subject to the achievement of annual corporate and individual performance objectives established for each such year. Mr. Chippari also received a one-time sign-on bonus equal to $117,000, which was paid on March 1, 2011.

Mark Hepsworth Employment Terms

Mr. Hepsworth is currently employed by a subsidiary of the Company, Interactive Data (Europe) Limited, under an agreement with the subsidiary, but previously he was seconded to the Company as a U.S. expatriate under an agreement between the Company and Mr. Hepsworth. The agreement terminated in November 2010 and Mr. Hepsworth is now an employee at will. The expired agreement provided that Mr. Hepsworth was entitled to a base salary of at least $350,000 and a cash incentive bonus opportunity in the range of 66 2/3% to 140% of his base salary, subject to the achievement of Company financial and individual performance goals. Mr. Hepsworth was also entitled to receive the following secondment allowances: (i) a housing allowance of $6,000 per month (grossed up for U.S. federal and state taxes), (ii) up to $15,500 in costs of transporting his personal effects back to the United Kingdom upon repatriation, (iii) costs of airfare for Mr. Hepsworth and his immediate family members upon repatriation, (iv) temporary housing reimbursements of up to $1,500 (grossed up for U.S. federal and state taxes) for housing in the United States and £800 (grossed up for U.K. taxes) for housing in the United Kingdom, (v) costs of airfare for two home visits to the United Kingdom each year for him and his immediate family members (grossed up for U.S. federal and state taxes), (vi) costs of airfare to the United Kingdom for him and his immediate family members in the event of a family emergency (grossed up for U.S. federal and state taxes), (vii) a car allowance of $7,200 per year (grossed up for U.S. federal and state taxes), (viii) up to $25,000 per year per child for private school fees (grossed up for U.S. federal and state taxes), and (ix) tax planning and preparation assistance for the tax years covered by the agreement (grossed up for U.S. federal and state taxes). Mr. Hepsworth continues to have an agreement with the Company whereby the Company has agreed to pay costs for certain tax planning and preparation assistance services.

Termination Provisions

Under the terms of their respective employment agreements, if a named executive officer (other than Mr. Hepsworth or Ms. Sampson) is terminated by the Company without cause or by the executive for good reason (and in the case of Mr. D’Arcy, due to death or disability), the executive will be entitled to receive, subject to his execution of a general release in favor of the Company and its affiliates, (i) continuation of base salary (or in the case of Mr. Goor, an amount equal to two times the sum of his base salary and the greater of his annual bonus for the year prior to termination and $500,000) for 12 months following the date of termination (or, in the case of Mr. D’Arcy, until December 31, 2011, and in the case of Mr. Slaine, for a period of up to 24 months if his noncompete is extended), (ii) any unpaid bonus from a previous completed fiscal year, and (iii) reimbursement of COBRA premiums for up to 12 months (except for Mr. D’Arcy, who will not receive these benefits). Messrs. Slaine and Nadler are also entitled to receive a pro rata bonus for the year of termination, assuming certain performance targets are met. If a named executive officer (other than Mr. Hepsworth or Ms. Sampson) is terminated on account of death or disability (except for Mr. D’Arcy), he will, subject to his (or his estate’s) execution of a general release in favor of the Company and its affiliates, be entitled to any accrued obligations and any unpaid bonus for the year prior to the year of termination, and in the case of Messrs. Slaine and Nadler, a pro rata bonus for the year of termination, based on the achievement of target performance for such year.

Under the terms of his severance letter agreement, if Mr. Hepsworth’s employment is terminated by the Company without cause or due to death or disability, or if Mr. Hepsworth resigns for good reason, in each case prior to July 29, 2011 (which represents the expiration of the “change in control period” as of the effective date of the Merger), he will be entitled to receive, subject to his execution of a general release in favor of the Company and its affiliates, (i) an amount equal to 78 weeks of his base salary, (ii) continuation of benefits for 78 weeks following termination, and (iii) payment of his target bonus. If Mr. Hepsworth is terminated by the Company without cause or due to death or disability, or if Mr. Hepsworth resigns for good reason, after the expiration of the “change in control period,” he will receive the benefits to which he is entitled under our U.S. severance plan consisting of a lump sum payment of an amount equal to a minimum of 28 weeks and a maximum of 52 weeks (at the discretion of Mr. Slaine) as well as a continuation of Mr. Hepsworth’s benefits for the number of weeks used to calculate his severance payment.

Retention Agreements

Prior to the Merger, the Company entered into retention agreements with Messrs. D’Arcy and Hepsworth, and Ms. Sampson. Pursuant to the retention agreements, in connection with a sale of the Company, Messrs. D’Arcy and Hepsworth and Ms. Sampson were each entitled to a stay bonus equal to, respectively, 200%, 150%, and 100%, of their base salary, provided that a completion of a sale of the Company occurred prior to January 1, 2012. In addition, Messrs. D’Arcy and Hepsworth were each entitled to a sales incentive enhancement that was added to their stay bonuses if the change of control price exceeded $30.00. Under the retention agreements, for each $0.01 that the change of control price exceeded $30.00, a sales incentive of 0.2 percentage points of base salary was added to the stay bonus. Under the terms of the retention agreements, payment of the stay bonus was made in two installments. One-third of the stay bonus was payable as soon as practicable after a closing and the remaining two-thirds was payable on the date that was four months following the date of the closing, provided that the executive remained employed by the Company through the payment date or, if prior to the end of such four month period, the executive was terminated by the Company other than for cause or resigned for good reason. Payments under the Retention Agreements were triggered by the closing of the Merger. The sale incentive enhancement for Messrs. D’Arcy and Hepsworth were $443,900 and $281,008 respectively. The remainder of the stay bonus (excluding the sale incentive enhancement) paid to Messrs D’Arcy and Hepsworth and Ms. Sampson were $1,150,000, $546,000 and $303,478 respectively.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers as of December 31, 2010.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date
Mason Slaine (3)	0	40,000,000	1.00	8/4/2020
Raymond D’Arcy
Vincent Chippari (4)	0	2,000,000	1.00	10/25/2020
Christine Sampson
Alexander Goor (5)	0	27,079,375	1.00	9/15/2020
Jay Nadler (5)	0	6,750,000	1.00	10/25/2020
Mark Hepsworth

(1)	The securities underlying each option award are shares of Parent common stock, par value $0.01 per share.

(2)	The exercise prices of our stock options were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by the Board in good faith, based on the price paid by our primary shareholders for each share of our Parent’s common stock in connection with the Merger.

(3)	Mr. Slaine’s options are subject to time- and performance-based vesting, both dependent on the total return received (or deemed received) by the Igloo Holdings Corporation private equity sponsors on their initial investment in Parent on the occurrence of certain events, such as a change in control or an initial public offering of Igloo Holdings Corporation.

(4)	50% of the options vest over 5 years based on continued service with the Company, and 50% vest based on both continued service through, and the return on invested capital received by our Parent’s private equity sponsors upon, the occurrence of certain “liquidity events” set forth in the applicable option agreement.

(5)	33.33% of the options vest over 5 years based on continued service with the Company, and 66.67% vest based on both continued service through, and the return on invested capital received by our Parent’s private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreement.

Option Exercises and Stock Vested

The following table sets forth the number of shares of our common stock acquired and the value realized by the named executive officers upon the vesting of restricted stock during the fiscal year ended December 31, 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Exercise ($)(4)

Raymond L. D’Arcy	10,359	(1)	348,788

Mark Hepsworth	10,359	(2)	348,788

Christine Sampson	1,812	(3)	61,010

(1)	With respect to the 10,359 RSUs that vested, the net number of shares of our common stock that Mr. D’Arcy received upon settlement was 7,071 as we withheld 3,288 shares to cover taxes payable by Mr. D’Arcy with respect to such award.

(2)	With respect to the 10,359 RSUs that vested, the net number of shares of our common stock that Mr. Hepsworth received upon settlement was 5,701 as we withheld 4,658 shares to cover taxes payable by Mr. Hepsworth with respect to such award.

(3)	With respect to the 1,812 RSUs that vested, the net number of shares of our common stock that Ms. Sampson received upon settlement was 1,237 as we withheld 575 shares to cover taxes payable by Ms. Sampson with respect to such award.

(4)	The amount realized is computed by multiplying the number of RSUs that vested and settled by the closing price of our common stock on the settlement date, July 16, 2010, which was $33.67.

Pension Benefits

The following table sets forth a summary of the defined benefit pension benefits for each named executive officer as of December 31, 2010. Historically, some of our employees participated in certain Pearson plc defined benefit pension plans. We no longer offer defined benefit pension benefits to any employees.

Name	Plan Name	Number of Years Credited Service (#)(1)	Value of Accumulated Benefit ($)
Mark Hepsworth	Pearson Group Pension Plan	7.25	464,694	(2)
Raymond D’Arcy	Pearson, Inc. Pension Equity Plan	6.33	75,341
	Pearson, Inc. Supplemental Executive Retirement Plan	6.33	50,462
Christine Sampson	Pearson, Inc. Pension Equity Plan	6.33	61,467

(1)	Except with respect to Mr. Hepsworth’s credited years of service, the credited years of service represents years of service beginning September 1, 1995, the date on which our US-based employees first became eligible to participate in the plans, through December 31, 2001, when the plans were frozen.

(2)	The “Present Value of Accumulated Benefit” for Mr. Hepsworth was originally calculated in pounds sterling and was converted into US dollars based on the exchange rate of £1 = $1.56565, the exchange rate on December 31, 2010.

Narrative Disclosure Relating to Pension Benefits Table

Material Terms of the Pearson, Inc. Pension Equity Plan, or PEP

The PEP is a defined benefit pension plan that provides a retirement benefit based on a formula that takes into account a participant’s age in each year that they work, years of service and final average compensation, including base pay, overtime, sales-related bonuses, commissions and a portion of non-sales-related bonuses. Accruals under the PEP were frozen as of December 31, 2001, although the accrued benefit under the PEP is credited with earnings annually. Mr. D’Arcy and Ms. Sampson participate in the PEP.

Calculation of the PEP Benefit

A participant received credit for benefit service for each full and partial year of service with us, Pearson and its subsidiaries between September 1, 1995 (the date we became a participating employer in the PEP) and December 31, 2001. For each year or partial year of benefit service prior to January 1, 2002, a participant earned credits equal to 3% to 8%, depending upon the participant’s age during his or her years of service with us. Such age-based credits were then multiplied by the number of years for which the participant served us to arrive at a total PEP percentage. The participant’s final average compensation is then multiplied by the total PEP percentage to obtain the participant’s PEP lump sum benefit. Final average compensation is equal to the participant’s average compensation during the five consecutive calendar years prior to January 1, 2002 in which he or she received the highest compensation. For periods on or after January 1, 1999, compensation included base pay, overtime, sales-related bonuses, commissions and non-sales-related bonuses (up to 50% of the base salary in effect as of the end of the prior calendar year). For periods prior to January 1, 1999, final compensation was calculated in substantially the same manner; however, only 20% of base salary could be included for purposes of calculating the non-sales related bonus.

A participant’s benefit under the PEP vested upon the earlier of the date the participant attained age 65 or completed five years of service, calculated from the participant’s original date of hire. Prior to vesting, if a participant’s employment was terminated, the participant forfeited all rights to benefits under the PEP. All of our named executive officers who were participants in the PEP are vested in their PEP benefit.

PEP Payment Provisions

The benefits in the PEP are payable in a lump sum or a variety of single or joint survivor annuities, as selected by the participant. A participant whose employment with us ends prior to reaching age 55 may elect to receive his or her PEP benefit at any time during the six month period following the date his or her employment with us ends. If the participant does not elect an immediate payment within such six month period, he or she will not be eligible to receive any benefits until age 55. Following termination at or after age 55 and before age 65, a participant may elect to receive his or her benefit as of the first day of any month before turning age 65. A participant whose employment ends on or after age 65 will be required to begin benefit payments upon termination. If a participant under age 65 elects to defer payment, the lump sum benefit payable under the PEP will accrue interest, at a rate equal to the lesser of 5% per annum or the yield rate for 30-year U.S. government bonds, calculated from the participant’s employment termination date through the date he or she begins receiving benefits.

Material Terms of the Pearson Group Pension Plan

Mr. Hepsworth participated in the Pearson Group Pension Plan. Mr. Hepsworth participated in the Final Pay (Executive) Section of the Pearson Group Pension Plan for the period May 2003 to July 31, 2010. His deferred pension is calculated as 1/45th of his final pensionable salary for each year of pensionable service, and is payable from the Normal Retirement Age of 62. His pensionable salary used to calculate the deferred pension is limited to the level of the scheme notional earnings cap, which at his date of leaving was £123,600 per annum. After leaving the Plan, Mr. Hepsworth’s pension will increase at the lower of the change in the U.K. Price Index each year and 5% per annum. Mr. Hepsworth has the option of retiring early, subject to the consent of the Plan Trustee. If he retires early, his benefit is reduced with reference to the period that the pension is paid early. Upon his death, either before or after retirement, a spouse’s pension of 60% of the member’s pension is payable. Children’s pensions and, in certain circumstances, lump sum death benefit payments, may also be made.

Nonqualified Deferred Compensation

The following table sets forth a summary of the non-qualified deferred compensation benefits of each named executive officer as of December 31, 2010.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FY ($)(2)
Raymond L. D’Arcy	82,500	21,319	132,919	1,432,000

(1)	All of the amounts reported in the “Registrant Contributions in Last FY” column are reported in the “All Other Compensation” column in the Summary Compensation Table.

(2)	All amounts deferred by a named executive officer in prior years have been reported in the Summary Compensation Table in this or our previously filed proxy statements in the year earned to the extent the individual was a named executive officer for purposes of the SEC’s executive compensation disclosure.

Narrative Disclosure to Nonqualified Deferred Compensation Table

401(k) Excess Plans

During 2010, Mr. D’Arcy participated in the Pearson 401(k) Excess Plan, and shortly after the Merger upon its replacement with the Interactive Data 401(k) Excess Plan, he participated in the Interactive Data 401(k) Excess Plan. The Interactive Data 401(k) Excess Plan has been suspended as of December 31, 2010 and no employee or employer contributions will be made to the plan in 2011. The excess plans provided an opportunity for selected U.S.-based employees whose base salary exceeds the statutory limits under the 401(k) retirement plan rules to continue to defer income in excess of the statutory limits. This effectively enabled the individual to set aside a portion of his or her full base salary and bonus toward retirement savings without regard to the statutory limits. We applied the same employer contribution formula and vesting schedule on the amounts deferred pursuant to the excess plans as we did with respect to the amounts deferred under the tax qualified 401(k) plans. The amounts deferred pursuant to the excess plans can be invested (with a few exceptions) in the same funds available under the 401(k) plans. The payment terms of the excess plans generally mirror those of the 401(k) plans. However, upon termination of employment with us for any reason, the value of the vested portion of an employee’s account under the excess plans will be distributed in either a lump sum payment or in annual installments over a 3 or 5 year period, at the election of the employee. The excess plans are an unfunded, non-qualified deferred compensation arrangements and are in compliance with Section 409A of the Internal Revenue Code. This means that the contributions to excess plans are not secured through any segregated funding vehicle and an employee’s right to receive benefits under the excess plans are contingent upon our ability to pay such benefits.

Potential Payments Upon a Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment, our named executive officers (other than Ms. Sampson) are entitled to payments of compensation and benefits as described above under “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table—Employment Agreements.” The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any resignation without good reason, (ii) an involuntary termination without cause or a resignation for good reason, (iii) a termination by reason of an executive’s death or disability. The amounts shown assume that the applicable triggering event occurred on December 31, 2010, and therefore are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. Ms. Sampson is not included in the table below because she was not employed as of December 30, 2010. No amounts were paid to Ms. Sampson in connection with her termination. Additionally, following a change in control, Messrs. Chippari, Nadler and Goor will be entitled to accelerated vested of certain options in the event that their employment is terminated without cause or for good reason. However, the fair market value of the options on December 31, 2010 was equal to the exercise price of each outstanding option, so no amounts would have been received in connection with the accelerated vesting.

Name	Triggering Event
	Compensation Element	Without Good Reason ($)	For Good Reason/Without Cause ($)	Death or Disability ($)	For Cause ($)

Mason Slaine	Cash Severance (2)	0	644,000	0	0
	Pro Rata Bonus (3)	0	250,000	250,000	0
	Benefits Continuation (1)	0	13,574	0	0
	Total	0	907,574	250,000	0

Raymond D’Arcy	Cash Severance (5)	0	350,000	350,000	0
	Bonus Payment (7)	0	925,000	925,000	0
	Non-Interference Consideration (8)	200,000	200,000	200,000	0
	Total	200,000	1,475,000	1,475,000	0

Vincent Chippari	Cash Severance (6)	0	350,000	0	0
	Benefits Continuation (1)	0	20,717	0	0
	Total	0	370,717	0	0

Alex Goor	Cash Severance (4)	0	2,000,000	0	0
	Benefits Continuation (1)	0	37,526	0	0
	Total	0	2,037,526	0	0

Jay Nadler	Cash Severance (6)	0	400,000	0	0
	Pro Rata Bonus (3)	0	74,520	74,520	0
	Benefits Continuation (1)	0	20,717	0	0
	Total	0	495,237	74,520	0

Mark Hepsworth	Cash Severance (9)	0	630,000	630,000	0
	Target Annual Bonus (10)	0	315,000	315,000	0
	Benefits Continuation (11)	0	23,878	23,878	0
	Total	0	968,878	968,878	0

(1)	Represents the estimated cost to provide health, dental, and vision care (where applicable) to executive (and family where applicable) for 12 months, and in the case of Mr.Goor represents the estimated cost to provide health care to Mr. Goor and his family for a period of 24 months following termination.

(2)	The default provision under Mr. Slaine’s employment agreement entitles him to continue to receive his base salary for a period of 12 months following a termination by the Company without cause or by Mr. Slaine for good reason, and the table above is based on the default. However, the Company may elect to extend Mr. Slaine’s non-competition obligations, in which case he will receive continuation of base salary for 24 months following termination and his cash severance would then equal $1,288,000.

(3)	Upon a termination without cause, for good reason or as a result of death or disability, Messrs. Slaine and Nadler are entitled to a pro rata target bonus for the year of termination.

(4)	Upon a termination without cause or for good reason, Mr. Goor is entitled to an amount equal to two times the sum of (i) his then current base salary, and (ii) the greater of the annual bonus earned in the calendar year prior to termination and $500,000, payable in monthly installments over the 24-month period following his termination of employment.

(5)	Upon a termination without cause, for good reason or on account of his death or disability, Mr. D’Arcy is entitled to continue to receive his base salary through December 31, 2011.

(6)	Upon a termination without cause or for good reason, Messrs. Chippari and Nadler will be entitled to a continuation of their base salary for 12 months.

(7)	Upon a termination without cause, for good reason or on account of his death or disability, Mr. D’Arcy is entitled to any unpaid bonus in respect of 2010 and 2011.

(8)	Following any termination (other than by the Company for cause), Mr. D’Arcy will be entitled to receive $200,000, payable in equal monthly installments, in consideration for his compliance with his noncompete and nonsolicit covenants.

(9)	Upon a termination without cause, for good reason, or as a result of death or disability prior to July 29, 2011, Mr. Hepsworth is entitled to receive an amount equal to 78 weeks of base salary.

(10)	Upon a termination without cause, for good reason, or as a result of death or disability prior to July 29, 2011, Mr. Hepsworth is entitled to an amount equal to his target bonus.

(11)	Represents the estimated cost to provide health and dental to Mr. Hepsworth and his family for 78 weeks if Mr. Hepsworth’s employment is terminated without cause, for good reason, or as a result of death or disability prior to July 29, 2011.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to our directors during 2010 prior to the effective date of the Merger. We did not pay our current directors any compensation for serving on our Board following the effective date of the Merger.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Total ($)

Myra R. Drucker	498,730	498,730
Donald P. Greenberg	460,230	460,230
Robert C. Lamb, Jr.	605,855	605,855
Victor R. Simone, Jr.	542,875	542,875

(1)	Mrs. Drucker and Messrs. Greenberg, Lamb and Simone served as non-employee directors (“Non-Employee Directors”) for the period January 1, 2010 to July 29, 2010. Messrs. Caspar Hobbs, Phillip Hoffman, Donald Kilburn and Luke Swanson and Mrs. Rona Fairhead, each of whom served as a director prior to the effective date of the Merger and each of whom was affiliated with Pearson plc our majority shareholder prior to the effective date of the Merger, have been omitted from this table since during 2010 they received no compensation for serving on our Board.
(2)	Amounts shown reflect annual retainer and meeting fees earned or paid in respect of full Board meetings and stand-alone committee meetings attended, as described below.

Cash Retainer and Meeting Fees

Prior to the effective date of the Merger, we compensated our non-employee directors with a mixture of cash and equity-based compensation. Directors who were either our employees or employees of any significant stockholder (“Employee Directors”) did not receive any compensation for their service as a member of our Board or any committee. Each non-employee director received an annual retainer of $30,000 and $2,000 for each Board meeting attended in person and for all telephonic meetings attended in excess of 1 hour. In addition, the chair of our audit committee was entitled to an annual retainer of $20,000, each other non-employee member of the audit committee receives an annual retainer of $7,500 and, beginning with the sixth meeting of the audit committee, $1,500 for each committee meeting attended in person or telephonically. The chairman of our compensation committee was entitled to an annual retainer of $10,000, each other non-employee member of our compensation committee receives an annual retainer of $5,000 and, beginning with the sixth meeting of our compensation committee, $1,000 for each committee meeting attended in person or telephonically. The chairman of our compensation committee subcommittee was entitled to an annual retainer of $1,000, and each other non-employee member of the compensation committee subcommittee receives an annual retainer of $1,000. The chair of each of our nominating and corporate governance and independent committees was entitled to an annual retainer of $5,000 and each other non-employee member of each such committee received an annual retainer of $3,000. Our policy also provided for reimbursement of normal travel expenses incurred by our directors to attend Board and committee meetings.

In connection with the Board’s exploration of a potential sale of the Company, on December 15, 2009, our Board formed a special committee and a transaction committee. All of our prior independent non-employee directors were members of the special committee and Messrs. Lamb and Simone were members of the transaction committee. Each member of the special committee was awarded a retainer of $125,000 for the period December 15, 2009 through the earlier to occur of (i) the completion of the special committee’s work and (ii) December 15, 2010. The work of the special committee was completed on July 29, 2010, the effective date of the Merger. In addition, each member of the special committee was paid $2,000 for each special committee meeting attended in person or telephonically. In the table setting forth Director Compensation above, the amount listed in the “Fees Earned or Paid in Cash” column includes the $125,000 retainer. In addition, the amount reflects amounts earned in respect of special committee attendance fees. Messrs. Simone and Lamb each was awarded a retainer of $100,000 for their service on the transaction committee for the period from March 19, 2010 through the completion of the transaction committee’s work. In addition, Messrs. Simone and Lamb each will be paid $2,000 for each meeting attended in person or telephonically.

The amount in the “Fees Earned or Paid in Cash” column also includes an amount of $135,000, which amount represented a cash payment in lieu of annual equity award. At a meeting held on March 19, 2010, our Board approved an amendment to the Company non-employee director compensation plan to provide that the non-employee directors would receive, as their regular director fee for 2010, a cash grant of $135,000 instead of a restricted stock unit grant with a value equal to $125,000. Under the terms of the plan, the cash grant vested immediately prior to the effective date of the Merger. The purpose of the amendment was to avoid any appearance of impropriety with the timing of the grant of a restricted stock unit award in connection with our Board’s consideration of a potential sale of the Company. Our Board determined that the additional $10,000 incremental value of the cash award was necessary to compensate the non-employee directors for the lack of the right to earn dividend equivalents and any forfeited ordinary capital appreciation inherent in an award of restricted stock units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Igloo Intermediate Corporation directly owns all of our issued and outstanding stock. All of the issued and outstanding capital stock of Igloo Intermediate Corporation is directly owned by Igloo Holdings Corporation, which we refer to as Holdings. All of the issued and outstanding capital stock of Holdings is owned, directly or indirectly, by the Sponsors and certain other investors to whom the Sponsors syndicated their investments through Igloo Co-Invest, LLC, whom we collectively refer to as the Investors, and certain members of our management, whom we refer to as the Management Participants. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities with respect to which such person has no economic interest.

All of our issued and outstanding shares of capital stock have been pledged as collateral to the lenders under our senior secured term credit facilities. If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.

The following table sets forth as of March 1, 2011 certain information regarding the beneficial ownership of the voting securities of Holdings by (a) each person known by us to beneficially own more than a five percent equity interest in of Holdings, (b) each member of our Board of Directors and Holdings’ Board of Directors, (c) all of our executive officers named in the “Summary Compensation Table” and (d) all of our executive officers and our directors and the directors of Holdings, as a group.

Name	Common Stock of Igloo Holdings Corporation Beneficially Owned	Percent of Outstanding Shares Beneficially Owned

Silver Lake Partners and affiliates (1) (3) 2775 Sand Hill Road, Suite 100 Menlo Park, CA 94025	821,754,225	60.3%

Warburg Pincus and affiliates (2) (3) 450 Lexington Avenue New York, NY 10017	765,215,532	56.2%

Mason Slaine (4)	27,500,000	2.0%

Alexander Goor (5)	7,000,000	*

Jay Nadler (6)	1,350,000	*

Michael Bingle (1) (3) (7)	821,754,225	60.3%

Vincent Chippari (8)	—	*

Raymond D’Arcy (9)	—	*

Cary Davis (2) (10)	765,215,532	56.2%

Sean Delehanty (1) (7)	821,754,225	60.3%

Mark Hepsworth (11)	—	*

James Neary (2) (3) (10)	765,215,532	56.2%

Joseph Osnoss (1) (7)	821,754,225	60.3%

Chandler Joel Reedy (12)	—	*

Christine Sampson (13)	—	*

Directors and executive officers as a group, including those named above	1,362,818,757	100.0%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock of Igloo Holdings Corporation.

(1)	The shares of common stock of Igloo Holdings Corporation that are attributed to Silver Lake and affiliates consist of an aggregate of 555,880,073 shares directly held by Silver Lake Partners III, L.P. (“SLP III”) and 5,873,152 shares directly held by Silver Lake Technology Investors III, L.P. (“SLTI III” and, together with SLP III, “Silver Lake”) and 260,001,000 shares directly held by Igloo Co-Invest, LLC, a Delaware limited liability company (“Igloo Co-Invest”).

The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P. (“SLTA III”). The general partner of SLTA III is SLTA III (GP), L.L.C. The sole member of SLTA III (GP), L.L.C. is Silver Lake Group, L.L.C. (“Silver Lake Group”). The managing member of Silver Lake Management Company III L.L.C. is Silver Lake Technology Management, L.L.C. (“SLTM”). Jim Davidson, Glenn Hutchins and Dave Roux are managing members of Silver Lake Group and SLTM. As such, they may be deemed to have voting or investment power over the securities held by SLP III and SLTI III. Each of them, however, disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The address of the Silver Lake entities is 2775 Sand Hill Road Suite 100, Menlo Park, CA 94025.

The managing member of Igloo Co-Invest is Igloo Manager Co-Invest, LLC, a Delaware limited liability company (“Igloo Manager”). SLTA III and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, Silver Lake Technology Associates III, L.P. may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. Silver Lake Technology Associates III, L.P. disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.

(2)	The shares of common stock of Igloo Holdings Corporation that are attributed to Warburg Pincus and affiliates consist of an aggregate of 489,552,882 shares directly held by Warburg Pincus Private Equity X, L.P. and 15,661,650 shares directly held by Warburg Pincus X Partners, L.P., both Delaware limited partnerships (together, “WP X”) and 260,001,000 shares directly held by Igloo Co-Invest.

Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of the WP X entities. Warburg Pincus X, LLC, a Delaware limited liability company (“WP X LLC”), is the general partner of WP X GP. Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners”), and a direct subsidiary of Warburg Pincus & Co., a New York general partnership (“WP”), is the sole member of WP X LLC. WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP X entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

The managing member of Igloo Co-Invest is Igloo Manager. WP X GP and SLTA III each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, WP X GP may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. WP X GP disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.

(3)	Igloo Co-Invest, LLC is a Delaware limited liability company. The managing member of Igloo Co-Invest is Igloo Manager. Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to this right, each of Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. The current member of the management committee appointed by Silver Lake is Mr. Bingle. The current member of the management committee appointed by Warburg Pincus is Mr. Neary. Silver Lake Technology Associates III, L.P., Warburg Pincus X, LLC and Messrs. Bingle and Neary disclaim beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.

(4)	The shares of common stock of Igloo Holdings Corporation that are attributed to Mason Slaine consist of 21,000,000 shares directly held by Mr. Slaine, 4,000,000 shares directly held by The Mason Slaine 2010 Trust and 2,500,000 shares directly held by The David Slaine 2010 Trust, both trusts of which Mr. Slaine is the sole trustee. Mr. Slaine is the president, chief executive officer and chairman of the board of the company.

(5)	Mr. Goor is the chief information officer of the Company. Mr. Goor’s ownership consists of 7,000,000 shares directly held by him.

(6)	Mr. Nadler is the chief operating officer of the Company. Mr. Nadler’s ownership consists of 1,350,000 shares directly held by Nadler Family Investments LLC, of which Mr. Nadler is the sole member.

(7)	Messrs. Bingle, Delehanty and Osnoss, directors of the company, are each directors or managing directors of several Silver Lake entities. Mr. Bingle is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Bingle, Delehanty and Osnoss are included because of their affiliation with the Silver Lake entities. Messrs. Bingle, Delehanty and Osnoss disclaim beneficial ownership of all shares held by the Silver Lake entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.

(8)	Mr. Chippari is a senior vice president and the chief financial officer of the company.

(9)	Mr. D’Arcy has served as vice chairman of the Company since August 2010 and served as our president and chief executive officer from March 2009 to August 2010.

(10)	Messrs. Davis and Neary, directors of the Company, are Managing Directors and Members of WP LLC. Mr. Neary is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Davis and Neary are included because of their affiliation with the Warburg Pincus entities. Messrs. Davis and Neary disclaim beneficial ownership of all shares held by the Warburg Pincus entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.

(11)	Mr. Hepsworth is our president, institutional business.

(12)	Mr. Reedy is a director of the Company and a principal of WP LLC.

(13)	Ms. Sampson served as interim Chief Financial Officer from September 2009 until December 2010.

Securities authorized for issuance under equity compensation plans.

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders	—		—	—
Equity Compensation Plans not Approved by Securityholders (1)	77,429,375	(2)	$1.00	30,888,126	(3)

Total	77,429,375		$1.00	30,888,126

(1)	Since Holdings, our indirect parent, is a privately-held corporation, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the 2010 Stock Incentive Plan of Holdings in August 2010 and the amendments thereto.
(2)	Represents options to purchase shares of common stock of Holdings under the 2010 Stock Incentive Plan.
(3)	Represents shares reserved for issuance under the 2010 Stock Incentive Plan, as of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registration Rights Agreement with Respect to the Senior Notes

On July 29, 2010, we entered into a Registration Rights Agreement with respect to the Senior Notes due 2018 (“Notes Registration Rights Agreement”). In the Notes Registration Rights Agreement, we agreed that we will use our commercially reasonable efforts to register with the Securities and Exchange Commission senior notes having substantially identical terms as the Senior Notes due 2018 as part of offers to exchange freely tradable exchange senior notes for the Senior Notes due 2018. We are required to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the notes. If we fail to meet this target (a “registration default”), the annual interest rate on the applicable series of Senior Notes due 2018 will increase by 0.25%. The annual interest rate on the applicable series of Senior Notes due 2018 will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate described above. If the registration default is corrected, the applicable interest rate on such notes will revert to the original level.

Registration Rights Agreement

On July 29, 2010, in connection with the consummation of the Merger, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Intermediate, Holdings, the Sponsors and certain other indirect investors in Holdings. The Registration Rights Agreement provides (i) the Sponsors and their assignees with certain demand and “piggyback” registration rights and (ii) the other direct and indirect investors in Holdings that are a party to the Registration Rights Agreement with certain “piggyback” registration rights, in each case with respect to the common stock issued in connection with an initial public offering of Holdings, the Company or any other subsidiary of Holdings.

Shareholders Agreement

On July 29, 2010, in connection with the consummation of the Merger, the Sponsors and certain other investors entered into a Shareholders Agreement (the “Shareholders Agreement”) with Holdings, Intermediate and us. The Shareholders Agreement, among other things, contains agreements among the parties with respect to the composition of the board of directors of Holdings, Intermediate and the Company, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities, including tag along and drag along rights, and other special corporate governance provisions (including the right of our Sponsors to approve various corporate actions).

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3 million, which amount may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making or any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term. In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $50 million at the closing of the Merger in connection with certain services provided in connection with the Merger and related transactions. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Director Indemnification Agreements and Sponsor Agreement

We entered into indemnification agreements with the directors who are affiliated with the Sponsors to provide them with certain indemnification and related rights. We also entered into an agreement with the Sponsors to clarify our indemnification obligations with respect to the Sponsors and their affiliates. This agreement clarifies that we have the primary obligation to indemnify the Sponsors and their affiliates for expenses and indemnification obligations that we, Holdings and Intermediate provide to our officers and directors.

Management Employment Agreements

Each of Messrs. Slaine, D’Arcy, Chippari, Goor and Nadler entered into an employment agreement with us and/or Holdings. See Item 11, Executive Compensation—Employment Agreements.

Resignation of Mr. D’Arcy as President and Chief Executive Officer

In connection with Mr. D’Arcy’s resignation from his position as our President and Chief Executive Officer and his appointment to the position of Vice Chairman, Mr. D’Arcy entered into an employment agreement with us and Holdings confirming that this change did not constitute termination of Mr. D’Arcy’s employment as he will continue to offer valuable services to us as one of our directors and as a non-executive employee. See Item 11, Executive Compensation –Employment Agreements.

Employment of Jeffrey D’Arcy and Matthew Kim

Jeffrey D’Arcy, the son of Ray D’Arcy, a Company director, is employed by the Company as a sales professional in the Business Development Group of our Interactive Data Pricing and Reference Data, Inc. subsidiary. Jeffrey D’Arcy received compensation of $120,622 in 2010, which amount includes base salary, sales commissions and company contributions to his 401(k) retirement plan. Jeffrey D’Arcy is compensated in a manner consistent with how we compensate sales professionals holding similar positions, including participation in a standard commission plan applicable to his peer group of sales professionals. Matthew Kim, the brother-in-law of Alexander Goor, our chief information officer, was hired in September 2010 to serve as director of data operations of our pricing and reference data subsidiary and has a current annual salary of $115,000. Matthew Kim is eligible for a bonus on the first anniversary of his employment as well as company contributions under our 401(k) retirement plan. Matthew Kim is compensated in a manner consistent with how we compensate operations professionals holding similar positions.

Nookco Foundation IP Agreement

In November 2010, the Company entered into an agreement (the “Nookco Agreement”) with Nookco LLC (“Nookco”) a limited liability company owned 50% by our chief information officer, Alex Goor. The Nookco Agreement confirms the Company and Nookco’s rights with respect to certain ticker plant and message processing software that Nookco agreed to develop, pursuant to a term sheet that was executed before Mr. Goor became a Company employee.

Pursuant to the Nookco Agreement, the Company is the sole owner of all rights in the ticker plant software developed by Nookco. With respect to the message processing software, the Company and Nookco will jointly own the portion of such software that is developed before a date to be specified, which will be no later than July 11, 2011. The Company will own all rights in any message processing software developed after such date. Nookco has agreed not to use or license to customers any jointly-owned message processing software: (i) in perpetuity, in any field or business that competes with the Company and/or in any transaction with specified Company competitors or (ii) until the one-year anniversary of the termination of a key programmer’s employment with the Company, in any other fields or businesses. Before Nookco or Nookco’s rights in the jointly-owned software (the “Nookco Rights”) can be sold, Nookco must notify the Company and give the Company the first opportunity to make the purchase. If at the time of the above notice, the key programmer of the jointly-owned software is still employed by the Company (or has resigned, but stayed with the Company beyond a specified date), has been terminated by the Company without cause, has died or become disabled, should the Company, in its sole discretion, elect to exercise such purchase right, the Company would be required to pay a purchase price of $5,000,000 to acquire the Nookco Rights. If the programmer was terminated for cause or resigned from the Company before a specified date, the Company may acquire the Nookco Rights at no cost.

The Nookco Agreement acknowledges that the Sponsors have already paid Nookco $337,500 under a term sheet that was superseded by the Nookco Agreement. No other compensation is due to Nookco or Mr. Goor under the term sheet or under the Nookco Agreement, except for the potential $5 million payment to Nookco described above.

Policies and Procedures Regarding Transactions with Related Persons

Any related person transaction or arrangement that is reportable by the Company under Item 404(a) of Regulation S-K is disclosed to the full board of directors and is reviewed in accordance with applicable law. A related person transaction is one in which we are a participant, the amount involved exceeds $120,000 and the related person has a direct or indirect material interest. The term “related person” has the same meaning as set forth in Item 404(a) of Regulation S-K. Any director with any interest in the transaction would be asked to recuse himself from any Board of Directors approval or ratification of any such transactions or arrangement. In addition, our indenture governing our Senior Notes due 2018 contains provisions restricting our ability to enter into certain transactions with affiliates. Under the terms of our indenture, any such transaction that has aggregate payments or consideration in excess $10,000,000 must be made on terms no less favorable to us than it would be if we entered into a similar relationship with an unaffiliated third party. Other than the provisions in the indenture governing our Senior Notes due 2018, we do not have written policies and procedures setting forth the foregoing policy and procedures. The entire board is responsible for overseeing the application of this policy and these procedures.

Director Independence

The terms of the Shareholders Agreement described above require that certain members of our Board of Directors be comprised of persons affiliated with us. Our employment agreement with Mr. Slaine requires him to be appointed as a member of the Board of Directors of our parent company, Holdings. Because we are a privately-held company we are not subject to any listing standards of any national exchange. However, were we to apply the standards of NYSE, no members of our Board of Directors or Audit Committee would be considered “independent” under such standards

Item 14.	Principal Accountant Fees and Services

Independent Public Accounting Firm Fees and Services

The aggregate fees billed for professional services provided to us by Ernst & Young LLP, our independent registered public accounting firm, with respect to services performed in 2010 and 2009 were:

Type of Fees	2010	2009
Audit Fees	$2,107,000	$2,018,005
Audit-Related Fees	125,000	273,000
Tax Fees	—	150,000
All Other Fees	—	—

Total	$2,232,000	$2,441,005

In the above table:

•

“audit fees” are fees for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and reviews of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the registered independent public accounting firm in connection with statutory and regulatory filings or engagements;

•

“audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees, and for 2009 include fees related to due diligence in connection with acquisitions and in 2010 include fees related to diligence requested by the Sponsors and other potential acquirers in connection with the Merger.

•

“tax fees” are fees for tax compliance, tax advice, and tax planning services. Tax advice and tax planning services relate to certain international and domestic tax planning advice or tax return review. In 2009, tax fees related to research and development for a tax credit and an international equity award review.

•	“all other fees” are fees for any services not included in the first three categories.

The fees for 2010 in the above table have not yet all been billed by Ernst & Young LLP and reflect Ernst & Young LLP’s estimate of fees for 2010.

The Audit Committee has reviewed the fees paid (or estimated to be paid) to Ernst & Young LLP as part of its review of Ernst & Young LLP’s independence.

Pre-Approval Policies

Our Audit Committee has established written policies and procedures related to the pre-approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. Under these policies, no audit or non-audit services may be undertaken by our independent registered public accounting firm unless the engagement is specifically approved in advance by our Audit Committee or the services are included within a category of services which has been pre-approved by our Audit Committee. The maximum dollar amount for services is established by the Audit Committee on an annual or per project basis when the specific engagement or the category of services is approved or pre-approved. Fee amounts are updated to the extent necessary at each quarterly meeting of the Audit Committee.

Our Audit Committee will not approve engagements of our independent registered public accounting firm to perform non-audit services for us if doing so will cause our independent registered public accounting firm to cease to be independent within the meaning of SEC rules and regulations. In other circumstances, our Audit Committee considers, among other things, whether our independent registered public accounting firm is able to provide the required services in a more or less effective and efficient manner than other available service providers.

In 2010 and 2009, all services for which we engaged our independent registered public accounting firm were pre-approved by our Audit Committee, and no fees were provided under the de minimis exception to the Audit Committee pre-approval requirements in accordance with SEC rules and regulations.

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

(b). Exhibits

The exhibits to this Form 10-K are listed below.

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg Investors LLC, Igloo Merger Corporation and Interactive Data Corporation (Exhibit 2.1 to Company’s Current Report on Form 8-K filed on May 5, 2010)

3.1	Amended and Restated Certification of Incorporation of Interactive Data Corporation (Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

3.2	Amended and Restated Bylaws of Interactive Data Corporation (Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.1	Indenture, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Senior Unsecured Notes (Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.2	Registration Rights Agreement, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, RBC Capital Markets Corporation, and Santander Investment Securities Inc. (Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.1	Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.2	Master Guarantee Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.3	Collateral Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.4	Copyright Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.5	Patent Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.6	Trademark Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.7	Intercompany Note, dated as of July 29, 2010, between Interactive Data Corporation, Igloo Merger Corporation, Igloo Holdings Corporation, and the subsidiaries of Interactive Data Corporation that are signatories thereto (Exhibit 10.7 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.8	Igloo Holdings Corporation 2010 Stock Incentive Plan (Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.9	Igloo Holdings Corporation Amendment No. 1 to 2010 Stock Incentive Plan (Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.10	Form of Retention and Enhanced Severance Agreement dated May 4, 2010, between Interactive Data Corporation and its Named Executive Officers (Exhibit 10.10 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.11	Transaction and Management Fee Agreement, dated July 29, 2010, by and between Igloo Merger Corporation, Silver Lake Management Company III, L.L.C., which agreement was assumed by Interactive Data Corporation (Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.12	Shareholders Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, and the shareholders named therein (Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.13	Registration Rights Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Warburg Pincus Private equity X, L.P., Warburg Pincus X Partners, L.P., and certain other investors named therein (Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.14	Pensions Transitional Agreement, dated as of May 7, 2010, by and among Pearson plc, Pearson DBC Holdings Inc., Pearson Services Limited, Pearson Management Services Limited, Interactive Data Corporation, Interactive Data (Europe) Ltd., and Hg Investors LLC (Exhibit 10.14 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.15	Deed of Cessation of Participation, dated as of May 7, 2010, in respect of Pearson Group Pension Plan, by and among Pearson Services Limited, Pearson Group Pension Trustee Limited and Interactive Data (Europe) Ltd. (Exhibit 10.15 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.16	Employment Agreement, dated August 4, 2010, between Mason Slaine, Igloo Holdings Corporation and Interactive Data Corporation (Exhibit 10.16 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.17	Option Grant Notice and Agreement, dated August 4, 2010, between Mason Slaine and Igloo Holdings Corporation (Exhibit 10.17 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.18	Side Letter Agreement, dated August 4, 2010, by and among, Mason Slaine, The Mason Slaine 2010 Trust and the David Slaine 2010 Trust (Exhibit 10.18 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.19	Employment Agreement, dated September 17, 2010, between Vincent Chippari and Interactive Data Corporation (Exhibit 10.19 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.20	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 13, 2010, executed by Vincent Chippari (Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.21	Option Grant Notice and Agreement, dated October 25, 2010, between Vincent Chippari and Igloo Holdings Corporation (Exhibit 10.21 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.22	Employment Agreement, dated September 15, 2010, between Alexander Goor and Interactive Data Corporation**

10.23	Confidentiality, Non-Interference and Invention Assignment Agreement, dated September 15, 2010, executed by Alexander Goor **

10.24	Option Grant Notice and Agreement, dated September 15, 2010, between Alexander Goor and Igloo Holdings Corporation **

10.25	Employment Agreement, dated October 8, 2010, between Jay Nadler and Interactive Data Corporation **

10.26	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 8, 2010, executed by Jay Nadler **

10.27	Option Grant Notice and Agreement, dated October 25, 2010, between Jay Nadler and Igloo Holdings Corporation **

10.28	Employment Agreement, dated November 4, 2010, between Ray D’Arcy and Interactive Data Corporation**

10.29	Confidentiality, Non-Interference and Invention Assignment Agreement, dated November 4, 2010, executed by Ray D’Arcy

10.30	Hepsworth Letter Agreement dated November 17, 2010 **

10.31	Interactive Data Corporation Severance Plan (as amended and restated as of May 3, 2010 and including amendments through July 27, 2010)**

10.32	Form of Sponsor Director Indemnification Agreement

10.33	Sponsor Agreement dated March 28, 2011

10.34	First Refinancing Amendment dated February 11, 2011 to Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents

10.35	Igloo Holdings Corporation Amendment No. 2 to 2010 Stock Incentive Plan, dated January 5, 2011**

21	Subsidiaries of the Company

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

**	Indicates Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/S/ MASON SLAINE
Mason Slaine President, Chief Executive Officer and Chairman of the Board

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 31, 2011.

Signature	Title

/S/ MASON SLAINE Mason Slaine	President, Chief Executive Officer and Chairman of the Board

/S/ VINCENT A. CHIPPARI Vincent A. Chippari	Chief Financial Officer

/S/ MICHAEL BINGLE Michael Bingle	Director

/S/ RAYMOND L. D’ARCY Raymond L. D’Arcy	Director

/S/ CARY J. DAVIS Cary J. Davis	Director

/S/ SEAN DELEHANTY Sean Delehanty	Director

/S/ JAMES NEARY James Neary	Director

/S/ JOSEPH OSNOSS Joseph Osnoss	Director

/S/ CHANDLER JOEL REEDY Chandler Joel Reedy	Director