Form 10-Q
period 2011-03-31
INTERACTIVE DATA CORP/MA/
filed 2011-05-16
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 12, 2011.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 for the Successor, and the Three Months Ended March 31, 2010 for the Predecessor	3

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (Audited) for the Successor	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2011 for the Successor	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 for the Successor, and the Three Months Ended March 31, 2010 for the Predecessor	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		43

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUE	$211,456	$196,888
COSTS AND EXPENSES:
Cost of services	71,440	67,683
Selling, general and administrative	64,615	66,547
Depreciation	9,998	9,557
Amortization	47,898	8,643

Total costs and expenses	193,951	152,430

INCOME FROM OPERATIONS	17,505	44,458
Interest (expense) income, net	(41,897)	267
Other (expense) income, net	(351)	36
Loss on extinguishment of debt	(25,450)	—

(LOSS) INCOME BEFORE INCOME TAXES	(50,193)	44,761
Income tax (benefit) expense	(23,007)	15,236

NET (LOSS) INCOME	$(27,186)	$29,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Successor	Successor
	Unaudited March 31, 2011	Audited December 31, 2010
ASSETS
Assets:
Cash and cash equivalents	$136,427	$123,704
Accounts receivable, net of allowance for doubtful accounts and sales credits of $5,971 and $6,618 at March 31, 2011 and December 31, 2010, respectively	126,425	107,067
Due from parent	—	7,500
Prepaid expenses and other current assets	27,897	21,079
Income tax receivable	23,558	40,764
Deferred income taxes	12,531	7,574

Total current assets	326,838	307,688

Property and equipment, net	108,899	110,386
Goodwill	1,646,631	1,638,268
Intangible assets, net	1,959,374	1,994,461
Deferred financing costs, net	61,235	71,827
Other assets	10,562	11,247

Total Assets	$4,113,539	$4,133,877

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$22,634	$22,232
Accrued liabilities	81,716	92,020
Borrowings, current	13,450	10,088
Interest payable	12,309	30,647
Income taxes payable	4,003	5,521
Deferred revenue	35,221	24,296

Total current liabilities	169,333	184,804

Income taxes payable	10,581	11,314
Deferred tax liabilities	660,332	677,793
Other liabilities	50,051	48,130
Borrowings, net of current portion and original issue discount	1,976,922	1,959,365

Total Liabilities	$2,867,219	$2,881,406

Commitments and contingencies (Note 8)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at March 31, 2011 and December 31, 2010	—	—

Additional paid-in-capital	1,327,883	1,327,115
Accumulated loss	(121,449)	(94,263)

Accumulated other comprehensive income	39,886	19,619

Total stockholders’ equity	1,246,320	1,252,471

Total Liabilities and Equity	$4,113,539	$4,133,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471	—
Stock-based compensation (Note 4)	—	—	768	—	—	768	—
Other comprehensive income (Note 14)	—	—	—		20,267	20,267	20,267
Net loss	—	—	—	(27,186)	—	(27,186)	(27,186)

Balance, March 31, 2011	10	—	$1,327,883	$(121,449)	$39,886	$1,246,320	$(6,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	Successor 2011	Predecessor 2010
Cash flows from operating activities:
Net (loss) income	$(27,186)	$29,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,896	18,200
Amortization of discounts and premiums on marketable securities, net	—	380
Amortization of deferred financing costs and accretion of notes discounts	4,666	—
Deferred income taxes	(25,212)	(323)
Excess tax benefits from stock-based compensation	—	(849)
Stock-based compensation	768	3,397
Provision for doubtful accounts and sales credits	(747)	(1,335)
Loss on dispositions of fixed assets	12	114
Loss on extinguishment of debt	25,450	—
Changes in operating assets and liabilities, net	(26,841)	3,125

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,806	52,234

Cash flows from investing activities:
Purchase of fixed assets	(7,792)	(11,572)
Business acquisitions, net of acquired cash	19	(30,003)
Purchase of marketable securities	—	(49,041)
Proceeds from maturities and sales of marketable securities	—	45,999

NET CASH USED IN INVESTING ACTIVITIES	(7,773)	(44,617)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	14,468
Common stock cash dividends paid	—	(18,964)
Excess tax benefits from stock-based compensation	—	849
Proceeds from issuance of long-term debt, net of issuance costs	1,358	—
Proceeds from issuance of restricted parent company common stock	8,850	—

NET CASH PROVDED BY (USED IN) FINANCING ACTIVITIES	10,208	(3,647)

Effect of change in exchange rates on cash and cash equivalents	1,482	(6,782)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,723	(2,812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,704	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,427	$207,134

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

Interactive Data Corporation and Subsidiaries (the “Company”) is a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions and active traders, as well as hundreds of software and service providers. The Company is one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, security and financial instrument processing and securities administration sectors. The Company distributes its data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

3.	Merger

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

As of March 31, 2011, approximately 98% of the capital stock of Holdings is beneficially owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. As of March 31, 2011, approximately 2% of the capital stock of Holdings is beneficially owned by executives of the Company who acquired the shares subsequent to the closing of the Merger.

In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore, the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by new senior secured credit facilities (the “Senior Secured Facilities”) (3) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 16, “Debt” below); and (4) from cash on hand of the Company.

The accompanying condensed consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger (January 1, 2010 through March 31, 2010) and the period succeeding the Merger (January 1, 2011 through March 31, 2011), respectively. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-Q, for both the Predecessor and Successor periods. The Company applied the acquisition method on the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

During the three months ended March 31, 2011, the Company did not record any revisions to any of the assumptions, estimates or amounts used to complete its purchase price accounting that would impact the disclosures included in Note 3 of the Company’s 2010 Annual Report of Form 10K.

4.	Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense under ASC 718 as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cost of services	$345	$1,000
Selling, general and administrative	423	2,397

Stock-based compensation expense before income taxes	768	3,397
Income tax benefit	293	1,153

Stock-based compensation expense after income taxes	$475	$2,244

During the quarter ended March 31, 2010, $849,000 of excess tax benefits were classified as a financing cash inflow (and corresponding operating cash outflow). There were no excess tax benefits realized for the quarter ended March 31, 2011 as no stock related activity that would result in an excess benefit/deficit occurred.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions and Fair Values

The estimated fair value of the options granted in the Predecessor financials was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporated assumptions to value stock-based awards. The risk-free interest rate was based on the implied yield currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period equals the stock award’s expected term assumption. Expected volatility of the common stock was based on the historical volatility of the common stock price over the expected term of the option. The expected term was based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflected the historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by the Company’s Board of Directors divided by the closing price of the common stock on the declaration date of each dividend. We estimate forfeiture rates based on our historical forfeitures of stock options.

The estimated fair value of the options granted in the Successor financials with service based conditions are calculated using a Black-Scholes model. The estimated fair value of the options granted in the Successor financials with performance and market based vesting conditions were estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of the common shares of Holdings, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

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

For awards with performance or market based vesting conditions such as a change in control or a public offering, the Company has to consider probability of said condition being achieved and in the case of a market condition, consideration of a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on the Company’s judgment with input from the Parent’s Board of Directors.

At March 31, 2011, the Company has valued common shares based on the Board of Directors estimate of the fair value of the shares to determine fair value of the Company’s Holdings shares in connection with the issuance of share-based payment awards. This estimate is consistent with the fair value determinations for the Successor period ended December 31, 2010 which were corroborated by a valuation analysis performed concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010 and the valuation of the Company is considered to be unchanged in the current period. The assumptions required by this valuation analysis involved the use of significant judgments and estimates. The valuation utilized a discounted cash flow method. The Company estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the projection period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. The valuation results from the annual impairment test performed in the fourth quarter of 2010 supported the Board of Directors estimates of the fair value of the shares for options granted and shares purchased during 2010. Such fair values are considered unchanged during the quarter ended March 31, 2011.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. Our estimated annual forfeiture rate for equity awards granted for the quarter ended March 31, 2011 is 7%. There were no awards granted for the quarter ended March 31, 2010.

During the quarter ended March 31, 2011, no expense has been recognized on the accompanying consolidated statement of operations for options with market based and performance based vesting features. These options become exercisable on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

Furthermore, certain executive options are subject to call rights held by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

The fair value of stock options granted for the quarter ended March 31, 2011 under the Igloo Holdings Corporation 2010 Stock Incentive Plan (the “Plan”) was estimated as of the date of grant with the following assumptions:

Successor
Three Months Ended March 31, 2011
Risk free interest rate	2.6%
Expected term (in years)	6.2
Weighted average expected volatility	79.0%
Expected dividend yield	0.0%
Fair value of underlying Parent’s shares	$1.00

The weighted average grant-date fair value of options granted under the Plan for the quarter ended March 31, 2011 was $0.56.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total unrecognized compensation expense, net of forfeitures, as it relates to the Successor’s non-vested employee stock option plan at March 31, 2011 is $63,959,000, of which $15,055,000 relates to awards which become exercisable based on service based vesting conditions and will be recognized over an implicit and/or explicit weighted average service period of 4.6 years. Additionally there is unrecognized compensation on the Company’s non-vested employee stock option plan of $48,904,000 and our restricted stock of $23,424,000, which vest when performance conditions (a change in control or public offering) are met.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the quarter ended March 31, 2011, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2010	77,429	$1.00	9.7
Granted	47,259	1.00	9.8
Exercised	—	—
Forfeited	(1,925)	1.00	9.8
Expired	—	—

Outstanding at March 31, 2011	122,763	$1.00	9.6	$—

Vested and unvested expected to vest at March 31, 2011	115,534	$1.00	9.6	$—
Exercisable at March 31, 2011	—	$—	—	$—

A summary of the status and activity for restricted stock units under the Plan for the quarter ended March 31, 2011, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Unvested at December 31, 2010	34,500	$0.65	N/A
Granted	1,350	0.74
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at March 31, 2011	35,850	$0.65		—

Restricted Stock Liability

Subsequent to the merger, certain executives purchased an aggregate of 35,850,000 shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. The shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to call in the shares from the employees at the lower of cost or fair market value. As a result of these call features, the Company has determined the proceeds the parent company received in the sale of these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $35,850,000 have been recorded in other liabilities on the Company’s consolidated balance sheet as of March 31, 2011 and December 31, 2010. Furthermore, due to these call features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The call rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized.

5.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of cash deposits held at major banks. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

6.	Fair Value Measurements

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Other (1)	$4,904	$—	$—	$4,904
Interest Rate Cap—Derivative (2)	—	5,429	—	5,429

Total Assets	$4,904	$5,429	$—	$10,333

	March 31, 2011
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$4,904	$—	$—	$4,904
Contingent Consideration (3)	—	—	6,900	6,900

Total Liabilities	$4,904	$—	$6,900	$11,804

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Other (1)	$6,261	$—	$—	$6,261
Interest Rate Cap—Derivative (2)	—	5,761	—	5,761

Total Assets	$6,261	$5,761	$—	$12,022

	December 31, 2010
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$6,261	$—	$—	$6,261
Contingent Consideration (3)	—	—	6,500	6,500

Total Liabilities	$6,261	$—	$6,500	$12,761

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities of the Company’s Consolidated Balance Sheet at March 31, 2011 and December 31, 2010. Refer to Note 17, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, which is recorded in Accrued liabilities and Other liabilities on the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the 7ticks Earn-Out.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011 (in thousands):

Earn-Out
Balance, December 31, 2010	$6,500
Total losses (realized or unrealized)	400
Transfers in/out of Level 3	—

Balance, March 31, 2011	$6,900

The Company currently invests excess cash balances primarily in cash deposits held at major financial institution. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilties bear interest at a variable rate and are considered to approximate fair value. The fair value of the Company’s Senior Notes due 2018 is $779,300,000 and $762,566,000 at March 31, 2011 and December 31, 2010 respectively, based on market based information available from public sources.

7.	Segment Information

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

Institutional Services

The Company’s Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. The Pricing and Reference Data business provides an extensive range of financial market data services to securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which we refer to as evaluated pricing, on fixed income securities, international equities and other hard-to-value financial instruments. Complementing our evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. The Real-Time Services business provides a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. The real-time feeds offerings from this business include consolidated high-speed and delayed data feeds covering financial instruments from exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. The wealth management product area designs, builds and hosts customized, web-based financial information systems that support wealth management and other software-as-a-service (“SaaS”) applications that are used primarily by financial institutions and infomedia companies.

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

Active Trader Services

The Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. The Interactive Data Desktop Solutions business, formerly known as eSignal, provides real-time financial market information and access to decision-support tools to active traders, individual investors, financial advisors, other investment community professionals, and corporate users. These offerings, which are marketed under the Interactive Data, eSignal®, Market-QSM and FutureSource® brands, help customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2011 and 2010.

Reportable segment financial information is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue (a):
Institutional Services	$191,409	$176,640
Active Trader Services	20,047	20,248

Total	$211,456	$196,888

Income (loss) from operations (b):
Institutional Services	$80,319	$73,153
Active Trader Services	7,271	6,061
Corporate and unallocated (c)	(70,085)	(34,756)

Total	$17,505	$44,458

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Identifiable assets by reportable segment:
Institutional Services	$3,877,819	$1,072,792
Active Trader Services	112,975	188,804
Corporate and unallocated (d)	122,745	52,647

Total	$4,113,539	$1,314,243

The following table reconciles income (loss) from operations to income before income taxes as of March 31 (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Income from operations (b):	$17,505	$44,458
Interest (expense) income, net	(41,897)	267
Other (expense) income, net	(351)	36

Loss on extinguishment of debt	(25,450)	—

(Loss) income before income taxes	$(50,193)	$44,761

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

8.	Commitments and Contingencies

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

9.	Income Taxes

For the three months ended March 31, 2011, the Company’s quarterly effective tax rate after discrete items was a 45.8% benefit as compared to 34.0% expense for the three months ended March 31, 2010. The Company’s estimated annual effective tax rate for the three months ended March 31, 2011 was a 46.4% benefit, excluding the net discrete tax expense of $273,000 recorded in the first quarter of 2011. The net discrete expense in the first quarter was attributable to an expense resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions, and an interest expense charge on tax reserves for unrecognized tax benefits.

The decrease in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is primarily related to expenses attributable to the July 29, 2010 merger incurred in the quarter ended March 31, 2010 which resulted in a pretax loss in the United States, an increase in income generated in lower tax jurisdictions, and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

In January 2011, the Company received a $10,000,000 refund of its 2010 estimated tax payment. The current tax receivable of $23,558, 000 will be realized by filing carryback returns or applied to future income tax liabilities for various jurisdictions for all eligible years.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the first quarter. As of March 31, 2011, the Company had approximately $11,436,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $2,156,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company has approximately $561,000 of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. Generally, the 2007 through 2010 tax years remain subject to examination for federal, 2006 through 2010 for significant states, and 2004 through 2010 for foreign tax authorities.

10.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		Successor			Successor
	Weighted	March 31, 2011			December 31, 2010
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	2.5 years	$194,208	$(49,694)	$144,514	$192,366	$(25,205)	$167,161

Customer lists	23.8 years	1,572,363	(49,091)	1,523,272	1,562,409	(30,429)	1,531,980
Definite-lived trademarks	7.1 years	1,500	(311)	1,189	1,500	(229)	1,271

Data/ databases	5.0 years	110,195	(14,693)	95,502	109,603	(9,134)	100,469
Exchange relationships	25.0 years	17,283	(461)	16,822	16,953	(283)	16,670

		1,895,549	(114,250)	1,781,299	1,882,831	(65,280)	1,817,551

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	178,075	—	178,075	176,910	—	176,910

Total		$2,073,624	$(114,250)	$1,959,374	$2,059,741	$(65,280)	$1,994,461

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/11	$145,121
For year ending 12/31/12	148,062
For year ending 12/31/13	100,362
For year ending 12/31/14	96,473
For year ending 12/31/15	83,592
For year ending 12/31/16	67,176
For years thereafter	1,140,513

Total	$1,781,299

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2010	$1,596,166	$42,102	$1,638,268
Impact of change in foreign exchange rates (a)	8,153	210	8,363

Balance as of March 31, 2011	$1,604,319	$42,312	$1,646,631

(a)	Foreign currency translation adjustments totaling an increase of $8,363,000 primarily reflecting the weakening of the US Dollar against the UK pound and the Euro during the quarter ended March 31, 2011.

11.	Retirement Plans

Pension Plan

Pearson Inc., a Pearson U.S. subsidiary, sponsored a defined benefit plan (the “Pension Plan”) for Pearson’s US employees that also included certain of the Company’s U.S. employees. The Company followed FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

Contemporaneously with the execution and delivery of the Merger Agreement, Pearson, the Company and Merger Sub entered into an employee benefits separation agreement (the “Employee Benefits Separation Agreement”) which, among other things, provided that as of the effective time of the Merger, the Company would cease to be a participating employer in the Pension Plan, and Pearson would cause employees of the Company to cease accruing benefits and to become fully vested under the Pension Plan. The Employee Benefits Separation Agreement also provided that no assets or liabilities would be transferred from the Pension Plan, and all liabilities and obligations under the Pension Plan would be retained by Pearson. In exchange for Pearson retaining such liabilities, the Company agreed to contribute $3,200,000 to the Pearson U.S. pension plan at the time of the Merger to satisfy the U.S. Pension Obligation.

The components of net periodic benefit cost in the statements of operations for the Predecessor were as follows (in thousands):

Predecessor
Three Months ended March 31, 2010
Service cost	$—
Interest cost	136
Expected return on plan assets	(124)
Amortization of unrecognized prior service costs	1
Amortization of unrecognized loss	102

Net periodic benefit cost	$115

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan was not replaced by the Successor and therefore the Company incurred no further expense or funding requirements after the Merger and expects no further expense or funding subsequent to the Merger related to the Pension Plan.

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

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Parent entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The Company’s UK employees are eligible for a new Interactive Data Pension Plan (the “UK Plan”) effective October 1, 2010. The UK Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The UK Plan has the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for eligible participants who elect to participate. The UK Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the statements of operations of the Successor of approximately $808,000 for the three months ended March 31, 2011 related to the UK Plan.

12.	Stockholders’ Equity

Predecessor

In addition to common stock, the Company was authorized to issue up to 5,000,000 preferred shares, $0.01 par value per share, with terms determined by the Board of Directors, without any further action by the stockholders. At March 31, 2010, no preferred shares had been issued.

In connection with the Merger, the Company’s former stockholders received $33.86 in cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. Refer to Note 3 “Merger” above for further discussion.

During the period January 1, 2010 through March 31, 2010, the Company had not repurchased any shares of outstanding common stock under its stock buyback program.

In February 2007, the Company authorized the initiation of a regular quarterly cash dividend.

The following table summarizes the dividend activity during the period January 1, 2010 through March 31, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,944

All of the above cash dividends were paid from existing cash resources.

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1,326,969,000. Refer to Note 3 “Merger” and Note 4 “Stock-Based Compensation” above for further discussion.

As of March 31, 2011 and December 31, 2010, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

13.	Recent Accounting Pronouncements

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

ASU 2009-13 and ASU 2009-14 became effective for the Company January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Successor	Successor
	March 31, 2011	December 31, 2010
	(In thousands)
Unrealized gain on securities, net of tax	$371	$345
Foreign currency translation adjustments	39,139	18,780
Pension – unamortized losses/prior service costs, net of tax	(164)	(243)
Change in value of hedged interest rate caps, net of tax	540	737

Total accumulated other comprehensive income	$39,886	$19,619

The components of comprehensive income (loss) were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(In thousands)
Net (loss) income	$(27,186)	$29,525

Other comprehensive income (loss):
Unrealized gain on securities, net of tax	25	231
Foreign currency translation adjustments	20,360	(17,110)
Pension adjustment, net of tax	79	(9)
Change in value of hedged interest rate caps, net of tax	(197)	—

Total other comprehensive (loss) income	20,267	(16,888)

Comprehensive income	$(6,919)	$12,637

15.	Acquisitions

On January 15, 2010, the Company acquired all of the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,522,000 with additional purchase consideration that includes potential maximum payments of $21,246,000 if the business meets certain revenue goals over the succeeding three years following the date of acquisition. During the three months ended March 31, 2011, the Company did not record any material revisions to any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting that would impact the disclosures included in Note 4 of the Company’s 2010 Annual Report on Form 10K; however, the ultimate cash paid by the Company remains subject to the Earn-Out provisions included in the original terms of the acquisition.

The Company used an independent third party valuation specialist to revalue the Earn-Out provision at March 31, 2011 based on the terms of the original purchase and sale agreement resulting in an increase to the liability of $400,000 of which $200,000 is classified as current.

16.	Debt

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement (the “Senior Secured Credit Facilities”) that provided $1,490,000,000 of Senior Secured Credit Facilities including:

•	a term loan facility (the “ July 2010 Term Loan Facility”) in an aggregate principal amount of $1,330,000,000 with a term of six and one half years due January 2017; and

•

a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160,000,000 available in US dollars, euros and UK pounds with a term of five years expiring July 2015.

On February 11, 2011, the Company completed a refinancing of its July 2010 Term Loan Facility through an amendment to the credit agreement (the “February 2011 Term Loan Facility”). The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	a reduction in the LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loans to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loans to June 30, 2011, and

•	an increase in the amount of the Term Loan Facility to $1,345,000,000.

As of the date of the refinancing, the Company’s outstanding borrowings under the July 2010 Term Loan Facility were $1,323,350. The Company has determined that the refinancing resulted in a modification of approximately $1,045,120,000 of the outstanding balance due and an extinguishment of approximately $278,230,000 of the outstanding balance due, based application of the authoritative guidance as prescribed under ASC 470 “Debt.”

The Revolving Credit Facility includes $40,000,000 of borrowing capacity available for letters of credit and $30,000,000 for borrowings on same-day notice. As of March 31, 2011 and December 31, 2010, the Company had $4,462,000 of letters of credit that were outstanding, related to certain operating leases. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced by 25 basis points subject to the Company attaining certain leverage ratios. Interest is payable at intervals based on the interest rate election made quarterly by the Company. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

Borrowings under the February 2011 Term Loan Facility will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Borrowings under the Senior Secured Credit Facilities will be subject to a floor of LIBOR plus an applicable margin of 1.25%. Since the inception of the loan the Company has elected the three-month LIBOR rate, which at March 31, 2011, plus the applicable margin was 4.75%. The highest of the three rates in (b) was 5.75% for the quarter ended March 31, 2011. As noted below, the Company designated as accounting hedges three interest rate caps related to the July 2010 and February 2011 Term Loan Facilities with notional amounts of up to $700,000,000. Refer to Note 17, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the February 2011 Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date.

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

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. Determination of these annual prepayment amounts is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount that may be payable as an excess cash flow payment in 2012 cannot currently be reliably estimated and therefore no portion of our outstanding debt from our Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended March 31, 2011.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Accordingly, in February 2011, the Company incurred a 1% premium fee in connection with the refinancing.

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

In addition, beginning with the Company’s quarter ended December 31, 2010, the Senior Secured Credit Facilities will require the Company to maintain and report quarterly to the lenders the following financial covenants:

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011 and December 31, 2010, the Company was in compliance with its covenants.

Prior to the refinancing, the Company had debt financing costs and Original Issue Discount (“OID”) of $44,729,000 and $36,571,000, respectively recorded in its condensed consolidated balance sheet related to the July 2010 Term Loan Facility. The debt financing costs were included within “Deferred financing cost, net” and the OID was included within “Borrowings, net of current portion and original issue discount” and both balances were being amortized as non-cash interest expense over the remaining term of the July 2010 Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing of the July 2010 Term Loan Facility, the Company incurred additional debt financing costs of $20,292,000 of which $7,059,000 represented direct issuance costs and $13,233,000 represented early payment fees paid to lenders. Of these amounts $5,575,000 of direct issuance costs and $2,782,000 of early payment fees paid to lenders was expensed as loss on extinguishment of debt during the quarter ended March 31, 2011 and $1,484,000 of direct issuance costs and $10,451,000 of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

As a result of applying the guidance included in ASC 470 to the February 2011 refinancing, the Company recorded a $25,450,000 charge in its condensed consolidated statement of operations as an extinguishment of debt for the quarter ended March 31, 2011. This charge included $9,404,000 of legacy debt financing costs, $7,689,000 of legacy OID and $8,357,000 of costs incurred as part of the refinancing process comprised of $5,575,000 and $2,782,000 described above.

At March 31, 2011 the Company has recorded debt financing costs of $36,090,000, recorded in its condensed consolidated balance sheet within “Deferred financing costs, net” and $38,569,000 comprised of early payment fees paid to lenders and OID included within “Borrowings, net of current portion and original issue discount”. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the quarter ended March 31, 2011 was approximately $3,531, 000, which is recorded as interest expense in the Company’s statement of operations.

During the three months ended March 31, 2011, the Company recorded and paid interest and commitment fees on the Term Loans and the Revolving Credit Facility of $18,940,000 and $292,000, respectively.

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

Each subsidiary guarantee ranks senior in right of payment to all future subordinated indebtedness of the subsidiary guarantor; rank equally in right of payment with all existing and future senior indebtedness of the subsidiary guarantor; is effectively subordinated in right of payment to all existing and future secured obligations of the subsidiary guarantors, including their guarantee of indebtedness under the Company’s Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness; and is effectively subordinated in right of payment to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary that is not also a guarantor of the Senior Notes. Any subsidiary guarantee of the Senior Notes will be released in the event such guarantee is released under the Senior Secured Credit Facilities. The Senior Notes are unsecured, and, as such, no assets are pledged for this agreement.

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of December 31, 2010, no principal or interest payments have been made. During the quarter ended March 31, 2011, the Company paid interest on the Senior Notes of $36,274,000.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of March 31, 2011 and December 31, 2010. This call feature will be marked to market over the period it is active.

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

As of March 31, 2011 and December 31, 2010, the Company was in compliance with its covenants.

In connection with the Senior Notes, the Company incurred debt financing costs of $19,146,000, of which $10,500,000 represented direct issuance costs and commitment fees paid to the underwriters and $8,646,000 represented transaction costs incurred by third parties. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, net of amortization for the three months ending March 31, 2011 and for the period from July 30, 2010 through December 31, 2010, respectively. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

During the quarter ended March 31, 2011, the Company has accrued $11,958,000 of unpaid interest and recorded $1,136,000 of amortized interest expense related to the capitalized debt financing costs and debt discount accretion, which is recorded as interest expense on the Company’s Statement of Operations. During the quarter ended March 31, 2011, the Company paid interest on the Senior Notes of $36,274,000. During the period from July 30, 2010 through December 31, 2010, the Company has accrued $30,294,000 of unpaid interest and recorded $1, 136,000 of amortized interest expense related to the capitalized debt financing costs and debt discount accretion.

The Original Issue Discount (OID) with regard to the Senior Notes totaled $17,500,000. The original issue discount will be amortized over the life of the loan using the effective interest rate method.

During the quarter ended March 31, 2011, the Company recorded and paid interest and commitment fees on the Letters of Credit of $56,000.

Total Borrowings

Total borrowings consisted of the following at March 31, 2011 and December 31, 2010:

(in thousands)	Successor	Successor
	March 31, 2011	December 31, 2010
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	13,450	10,088

Net Short-Term Debt:	$13,450	$10,088

Long-Term Debt:
Term Loan Facility	$1,331,550	$1,313,262
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(38,569)	(37,298)
Less Original Issue Discount—Senior Notes	(16,059)	(16,599)

Net Long-Term Debt	$1,976,922	$1,959,365

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum principal payment obligations due per the new Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

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

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and as part of the refinancing of the Company’s Senior Secured Credit Facility discussed in Note 16, the Company reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700 million of principal payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of March 31, 2011 and December 31, 2010, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Consolidated Statement of Stockholders’ Equity as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4,519,000 at inception and approximately $5,429,000 and $5,761,000 at March 31, 2011 and December 31, 2010, respectively. The aggregate fair value is included in Other Assets on the Company’s Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010. Refer to Note 6 “Fair Value Measurements” above for related fair value disclosures. The amount of unrealized gains in AOCI recorded during the three months ended March 31, 2011 related to these cash flow hedges was approximately $197,000, net of taxes.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the gain recognized in AOCI related to the interest rate caps for the following Predecessor and Successor reporting periods ended (in thousands):

	Balance Sheet Location	Successor	Successor
		March 31, 2011	December 31, 2010
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$5,429	$5,761

	Successor	Predecessor
(In thousands, except per share amounts)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Amount of income recognized in other comprehensive income, net of taxes:

Interest rate caps	$197	$—

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no amounts reclassified from AOCI to net income related to the derivative financial instruments for the periods reported for the Predecessor or Successor statements of operations and no amounts are currently expected to be reclassified in the next 12 months.

As further discussed in Note 16 “Debt”, the Company refinanced its Term Loan Facility in February 2011.

18.	Related Parties

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3,000,000, which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. The Company recorded management fees in the statement of operations under the Management Agreement of $750,000, which represents the pro-rated annual fee for the period December 31, 2010 through March 31, 2011. The amount due to such affiliates of the Sponsors at March 31, 2011 and December 31, 2010 was approximately $1,381,000 and $631,000, respectively, and is included in accrued liabilities on the Company’s Successor balance sheet.

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

Subsequent to the Merger, as of March 31, 2011, certain executives have purchased an aggregate of 35,850,000 shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 4 “Stock Based Compensation” for further discussion of the associated long-term restricted stock liability. The Company has recorded a due from parent of $7,500,000 at December 31, 2010, which is included in current assets on the Company’s Successor balance sheet and was paid to the Company during the quarter ended March 31, 2011.

19.	Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of March 31, 2011 up through the issuance of these financial statements.

In accordance with the terms of the Senior Notes 2018 Indenture, on May 9, 2011, the Company filed a Form S-4 with the Securities and Exchange Commission of the United States of America (“SEC”) that offers all holders of the Company’s unsecured Senior Notes 2018 the ability to exchange such notes for new registered Senior Notes due 2018. The SEC has not declared the Company’s Form S-4 “effective” as of the date of the issuance of these financial statements.

20.	Guarantor Subsidiaries

On July 29, 2010, in connection with the Merger, the Company issued $700,000,000 aggregate principal amount Senior Notes as described in Note 16. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 16, (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facility, described in Note 16.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Balance Sheets as of March 31, 2011 (Successor) and December 31, 2010 (Successor) and the Condensed Consolidating Statements of Operations and Cash Flows for the three month periods ended March 31, 2011 (Successor) and March 31, 2010 (Predecessor), respectively, of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

MARCH 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$22,054	$127,115	$75,404	$(13,117)	$211,456
COSTS AND EXPENSES:					—

Cost of services	9,284	38,231	23,794	131	71,440

Selling, general and administrative	20,129	30,836	26,892	(13,242)	64,615

Depreciation	2,641	4,957	2,400	—	9,998

Amortization	3,528	30,809	13,561	—	47,898

Total costs and expenses	35,582	104,833	66,647	(13,111)	193,951

(LOSS) INCOME FROM OPERATIONS	(13,528)	22,282	8,757	(6)	17,505

Interest expense, net	(41,682)	(68)	(147)	—	(41,897)

Other income (expense), net	214	(565)	—	—	(351)

Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(80,446)	21,649	8,610	(6)	(50,193)

Income tax (benefit) expense	(32,615)	8,659	949	—	(23,007)
Equity earnings of subsidiaries, net of taxes	21,216	—	—	(21,216)	—

NET (LOSS) INCOME	$(26,615)	$12,990	$7,661	$(21,222)	$(27,186)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

MARCH 31, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$22,195	$115,977	$69,313	$(10,597)	$196,888
COSTS AND EXPENSES:					—

Cost of services	9,350	35,841	23,090	(598)	67,683

Selling, general and administrative	22,664	26,257	27,400	(9,774)	66,547

Depreciation	3,423	4,464	1,670	—	9,557

Amortization	1,838	4,986	1,819	—	8,643

Total costs and expenses	37,275	71,548	53,979	(10,372)	152,430

(LOSS) INCOME FROM OPERATIONS	(15,080)	44,429	15,334	(225)	44,458

Interest income (expense), net	582	(472)	135	22	267

Other income (expense), net	3,174	—	197	(3,335)	36

(LOSS) INCOME BEFORE INCOME TAXES	(11,324)	43,957	15,666	(3,538)	44,761

Income tax (benefit) expense	(5,554)	17,582	3,208	—	15,236
Equity earnings of subsidiaries, net of taxes	38,636	—	—	(38,636)	—

NET INCOME (LOSS)	$32,866	$26,375	$12,458	$(42,174)	$29,525

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

MARCH 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$238	$38,276	$97,913	$—	$136,427
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,063	79,115	39,247	—	126,425
Due from affiliate	11,170	922,742	—	(933,912)	—
Prepaid expenses and other current assets	8,220	7,904	11,773	—	27,897
Income tax receivable	3,534	20,024	—	—	23,558
Deferred income taxes	733	4,165	7,633	—	12,531

Total current assets	31,958	1,072,226	156,566	(933,912)	326,838

Property and equipment, net	40,429	44,012	24,458	—	108,899
Goodwill	148,197	1,070,310	428,124	—	1,646,631
Intangible assets, net	92,880	1,319,448	547,046	—	1,959,374
Deferred financing costs, net	61,235	—	—	—	61,235
Other assets	5,969	1,838	2,755	—	10,562

Investment in subsidiaries	3,943,370	378,483	1,254,896	(5,576,749)	—

Total Assets	$4,324,038	$3,886,317	$2,413,845	$(6,510,661)	$4,113,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$275	$11,621	$10,738	$—	$22,634
Accrued liabilities	27,342	27,813	26,561	—	81,716
Payables to affiliates	919,988	—	8,896	(928,884)	—
Borrowings, current	13,450	—	—	—	13,450
Interest payable	12,250	59	—	—	12,309
Income taxes payable	466	2,638	899	—	4,003
Deferred revenue	6,970	9,186	19,065	—	35,221

Total current liabilities	980,741	51,317	66,159	(928,884)	169,333

Income taxes payable	1,284	7,277	2,020	—	10,581
Deferred tax liabilities	78,679	445,846	135,807	—	660,332
Other liabilities	40,092	3,277	6,682	—	50,051
Borrowings, net of current portion and original issue discount	1,976,922	—	—	—	1,976,922

Total Liabilities	3,077,718	507,717	210,668	(928,884)	2,867,219

Total Stockholders’ Equity	1,246,320	3,378,600	2,203,177	(5,581,777)	1,246,320

Total Liabilities and Equity	$4,324,038	$3,886,317	$2,413,845	$(6,510,661)	$4,113,539

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

DECEMBER 31, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$218	$47,510	$75,976	$—	$123,704
Marketable securities	—	—	—	—	—
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,447	71,658	26,963	(1)	107,067
Due from affiliate	267,585	870,469	—	(1,130,554)	7,500
Prepaid expenses and other current assets	9,354	5,905	5,820	—	21,079
Income tax receivable	6,827	26,731	7,206	—	40,764
Deferred income taxes	1,002	3,926	2,646	—	7,574

Total current assets	293,433	1,026,199	118,611	(1,130,555)	307,688

Property and equipment, net	41,384	44,785	24,217	—	110,386
Goodwill	149,518	1,056,569	432,181	—	1,638,268
Intangible assets, net	96,408	1,350,257	547,796	—	1,994,461
Deferred financing costs, net	71,827	—	—	—	71,827
Other assets	6,367	2,054	2,826	—	11,247

Investment in subsidiaries	3,578,228	542,482	1,112,220	(5,232,930)	—

Total Assets	$4,237,165	$4,022,346	$2,237,851	$(6,363,485)	$4,133,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$423	$13,281	$8,528	$—	$22,232
Accrued liabilities	33,938	31,303	26,779	—	92,020
Payables to affiliates	869,797	249,361	10,908	(1,130,066)	—
Borrowings, current	10,088	—	—	—	10,088
Interest payable	30,593	54	—	—	30,647
Income taxes payable	749	2,935	1,837	—	5,521
Deferred revenue	6,857	5,919	11,520	—	24,296

Total current liabilities	952,445	302,853	59,572	(1,130,066)	184,804

Income taxes payable	1,904	7,456	1,954	—	11,314
Deferred tax liabilities	31,855	514,335	131,516	87	677,793
Other liabilities	39,125	3,229	5,775	1	48,130
Borrowings, net of current portion and original issue discount	1,959,365	—	—	—	1,959,365

Total Liabilities	2,984,694	827,873	198,817	(1,129,978)	2,881,406

Total Stockholders’ Equity	1,252,471	3,194,473	2,039,034	(5,233,507)	1,252,471

Total Liabilities and Equity	$4,237,165	$4,022,346	$2,237,851	$(6,363,485)	$4,133,877

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

MARCH 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(8,332)	$(5,049)	$21,660	$527	$8,806

Cash flows from investing activities:

Purchase of fixed assets	(1,686)	(4,184)	(1,794)	(128)	(7,792)
Business and asset acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(1,686)	(4,184)	(1,775)	(128)	(7,773)

Cash flows from financing activities:
Proceeds from long term debt, net of issuance costs	1,358	—	—	—	1,358
Proceeds from issuance of parent company common stock	8,850	—	—	—	8,850

Net cash provided by financing activities	10,208	—	—	—	10,208

Effect of change in exchange rates on cash and cash equivalents	(170)	(1)	2,052	(399)	1,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20	(9,234)	21,937	—	12,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238	$38,276	$97,913	$—	$136,427

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)

MARCH 31, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,414	$33,872	$12,572	$(624)	$52,234

Cash flows from investing activities:

Purchase of fixed assets	(3,016)	(5,476)	(3,000)	(80)	(11,572)
Business and asset acquisitions, net of acquired cash	—	(29,403)	(600)	—	(30,003)
Purchased and proceeds of marketable securities, net	—	(3,042)	—	—	(3,042)

Net cash used in investing activities	(3,016)	(37,921)	(3,600)	(80)	(44,617)

Cash flows from financing activities:
Common stock cash dividend paid	(18,964)	—	—	—	(18,964)
Other equity plan related	15,317	—	—	—	15,317

Net cash used in financing activities	(3,647)	—	—	—	(3,647)

Effect of change in exchange rates on cash and cash equivalents	254	(153)	(7,587)	704	(6,782)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(4,202)	1,385	—	(2,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	44,352	165,339	—	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260	$40,150	$166,724	$—	$207,134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended March 31, 2011 and 2010 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Amounts in the tables, including footnotes to the tables are shown in thousands.

Overview

We are a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions and active traders, as well as hundreds of software and service providers. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. We distribute our data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

On July 29, 2010, we were acquired by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC. Refer to Note 3 “Merger” above for further discussion.

This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings described in Note 3 “Merger”. Interactive Data Corporation continued as the surviving corporation and the accompanying Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q are presented for the three month periods ended March 31, 2011 (Successor) and 2010 (Predecessor).

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

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. Our Interactive Data Desktop Solutions business, formerly known as eSignal, provides real-time financial market information and access to decision-support tools to active traders, individual investors, financial advisors, other investment community professionals, and corporate users. These offerings, which are marketed under the Interactive Data, eSignal®, Market-QSM and FutureSource® brands, help customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. As of March 31, 2011, this business supported a base of approximately 55,500 direct subscription terminals.

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, transaction costs and transaction bonuses related to the Merger (Refer to Note 3 “Merger” above) and intangible asset amortization.

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

We plan to expand on our leadership position in the financial information industry by investing in internal development programs in ways that can enable us to deliver high-value services and solutions and extend our global reach. In particular, we plan to continue expanding our market coverage, developing complementary services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and partners worldwide. In addition, strategic acquisitions have complemented our internal investment activities in the past and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives in the future. Furthermore, we plan to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing substantially to reengineer our product technology and replace legacy product systems with a new unified technical architecture technology that will facilitate the collection, use and distribution of all content that supports our core Pricing and Reference Data, and Real-Time Services offerings. We also are advancing programs aimed at enhancing the overall organizational productivity and efficiency while reducing costs across a range of key functional areas.

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

We expect that uncertainty with respect to spending on financial information and related services will persist through 2011. While in some areas the anticipated impact of current trends may lead to a reduced demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We are believe that increased regulation, greater oversight and scrutiny by regulators worldwide, combined with a global strengthening of fair value accounting standards and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

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

•

Increased focus on cost containment and operational efficiency: We expect the recent financial crisis to continue to influence spending on market data and related services in 2011 as financial institutions remain focused on containing or reducing their costs. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. Market conditions appear to have stabilized in recent quarters, and we have experienced decreased cancellation levels in Institutional Services during the first quarter of 2011 in comparison to the same period one year ago both in terms of absolute dollars and as a percentage of Institutional Services revenue. These trends, individually or in combination with each other, have the potential to impact our business either positively through increased adoption of our products and services in order to help them take advantage of these trends; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and renegotiations of fees.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions themselves to increase network capacity to address these volume issues. Our January 2010 acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, has enhanced our ability to participate in the growing demand for services that support electronic trading applications.

•

Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two or more financial institutions that merge may take up to two or more years, and can present us with both opportunity and risk for our future revenue as a result. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminates data sourcing that is redundant. We deliver market data services to a number of customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. M&A activity within the financial services industry may adversely impact our future revenue.

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

Our Pricing and Reference Data business has experienced growth, primarily driven by increased demand for its broad range of services, from existing customers and, to a lesser extent, new customers coupled with strong retention rates, usage trends and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. In particular, we are focused on increasing our market coverage, adding new transparency tools and information resources, and evolving our data collection and delivery capabilities to address evolving client requirements for their workflows. In recent months, we announced a new real-time version of our Fair Value Information Service, a new evaluations service for U.S. whole loans (non-securitized residential mortgage loans) and a new web-based version of our Business Entity Service for clients in Europe. Growth in usage-related revenue continues to be influenced by a variety of factors such as changes in the number of securities requested, asset class shifts, the introduction of new funds or the consolidation of existing funds, and the frequency of service delivery.

Our Real-Time Services business is experiencing revenue growth due primarily to the contributions of the 7ticks assets that were acquired in mid-January 2010 and, to a lesser extent, from expansion of our web-based solutions product area. In recent quarters, our real-time feeds and ultra low latency trading solutions product area has experienced strong new sales levels for our Interactive Data 7ticks services as customers seek to conduct ultra low latency electronic trading by leveraging our range of direct exchange access, proximity hosting and support services. Growth in Real-Time Services is dependent, in large part, on a combination of the following: continuing to sustain our improved retention levels, increasing real-time feeds sales, driving adoption of the 7ticks services and expanding our web-based solutions business globally, especially in the wealth management sector. During the first quarter of 2011, our Real-Time Services business continued to expand its market coverage, build out the 7ticks network infrastructure globally and integrate new content into its wealth management offerings.

Our Fixed Income Analytics business has experienced modestly improved revenue trends in recent quarters primarily as a result of next-generation BondEdge upgrades by existing customers. However, new sales for this business have been mostly offset by cancellations, the majority of which continue to be the result of customer consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers. For example, in March 2011, this business introduced BondEdge Version 3.3, which features several new enhancements and capabilities.

We have historically achieved high revenue retention rates within our Institutional Services segment. We measure institutional revenue retention rates by using the following formula: we divide the dollar magnitude of institutional cancellations we received during the prior 12 months by the annualized quarterly institutional revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rates for our Institutional Services businesses have averaged 94% since 2007, and our annualized revenue retention rate at the end of the first quarter was 95%. Service downgrades and renegotiations are not included when we determine the amount of cancellations, which are measured in value in US dollars. Generally, there is a lag time between when we receive a cancellation notice and when the cancellation impacts revenue. Consequently, notwithstanding a current overall high level of revenue retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods. In addition, renegotiation of existing agreements by customers can adversely impact our revenue in future periods while not impacting our revenue retention rates.

Active Trader Services

Our Desktop Solutions business, formerly known as eSignal, has been impacted by challenging conditions in the active trader market for the past several years. This dynamic has been partially offset in recent quarters by increasing demand for certain Desktop Solutions offerings in the energy and commodities, and wealth management sectors. As of March 31, 2011, Desktop Solutions supported approximately 55,500 direct subscription terminals, a 1.8% decline from approximately 56,500 direct subscription terminals as of March 31, 2010. In addition, the mix of subscribers can shift from period to period, which can also impact revenue.

Key trends that have impacted this business in recent years include the growth in online trading accounts managed by active traders and stock market volatility. During periods of low volatility in the major stock markets, our active trader clients tend to trade less frequently, and cancellations of our services increase and new sales slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of desktop solutions by customers. In addition to factors such as price and ease of use, active traders consider the range of services, including the ability to directly execute their trades, when selecting a financial information desktop solutions service provider. The competition to acquire new subscribers remains intense and is impacted by online brokerage firms continuing to upgrade the features and tools they provide to their active trader customers. If our subscribers can obtain the financial information services we offer directly from the brokerage firms that use to execute trades, they are less likely to contract with us. Although major stock markets have recovered in recent quarters, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. Increased trading activity in the energy and commodities sectors has benefited certain of our offerings, including our FutureSource Workstation, which is used by financial institutions and corporations, as well as active traders. At the same time, we are seeing increased demand and subscribers as a result of positioning certain products, such as Market-Q and eSignal Pro®, to target the wealth management operations of financial institutions including financial advisors, stock brokers and other investment community professionals.

Results of Operations

Selected Financial Data

(In thousands)

	Successor	Predecessor
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	% Change
REVENUE	$211,456	$196,888	7.4%

COSTS AND EXPENSES:
Cost of services	71,440	67,683	5.6%
Selling, general and administrative	64,615	66,547	(2.9)%
Depreciation	9,998	9,557	4.6%
Amortization	47,898	8,643	454.2%

Total costs and expenses	193,951	152,430	27.2%

INCOME FROM OPERATIONS	17,505	44,458	(60.6)%
Interest (expense) / income, net	(41,897)	267	(* )%
Other (expense) / income, net	(351)	36	(* )%
Loss on extinguishment of debt	(25,450)	—	(* )%

(LOSS) INCOME BEFORE INCOME TAXES	(50,193)	44,761	(212.1)%
Income tax (benefit) / expense	(23,007)	15,236	(251.0)%

NET (LOSS) INCOME	$(27,186)	$29,525	(192.1)%

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

When determining our growth rate, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currently fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP.

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4,642,000 (the “purchase price allocation adjustment to deferred revenue”). This amount will be amortized over the remaining terms of the related contracts (one year or less) and is allocated among our segments and businesses. In the first quarter of 2011, this adjustment reduced revenue by approximately $641,000.

Also in connection with the price allocations relating to the Merger, we increased the carrying value of fixed assets by $12,266,000 during 2010. This amount will be depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the first quarter of 2011, we recorded additional depreciation expense of $733,900 associated with this increase in carrying value.

In addition, in connection with the price allocations relating to the Merger, we recorded intangible assets of $2,046,400,000. This amount will be amortized over the respective economic benefit periods which range from 2 years to 25 years. In the first quarter of 2011, we recorded amortization expense of $47,898,000 is associated the intangible assets.

Please refer to Note 3, “Merger” for additional information and Note 10, “Goodwill and Intangible Assets” for additional information.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

	Revenue
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2011 Adjusted Revenue (Non-GAAP) % Change
Institutional Services:
Pricing and Reference Data	$135,446	$126,496	7.1%	$(1,238)	$134,208	6.1%
Real-Time Services	47,271	41,515	13.9%	(413)	46,858	12.9%
Fixed Income Analytics	8,692	8,629	0.7%	(2)	8,690	0.7%

Total Institutional Services	191,409	176,640	8.4%	(1,653)	189,756	7.4%
Active Trader Services:
Desktop Solutions	20,047	20,248	(1.0)%	(179)	19,868	(1.9)%

Total Active Trader Services	20,047	20,248	(1.0)%	(179)	19,868	(1.9)%

TOTAL REVENUE	$211,456	$196,888	7.4%	$(1,832)	$209,624	6.5%

Total revenue increased by $14,568,000, or 7.4%, to $211,456,000 in the first quarter of 2011 (or an increase of $12,736,000, or 6.5% excluding the impact of foreign exchange). The change in foreign exchange rates increased revenue by $1,832,000 in the first quarter of 2011, mainly due to the weakening of the US dollar against the UK pound and the Euro. The purchase price allocation adjustment to deferred revenue decreased revenue by $641,000. Refer to Note 3, “Merger” for additional information.

Institutional Services

Revenue within the Institutional Services segment increased by $14,769,000, or 8.4%, to $191,409,000 in the first quarter of 2011. The change in foreign exchange rates increased Institutional Services revenue by $1,653,000. Excluding the impact of foreign exchange, Institutional Services revenue grew $13,116,000, or 7.4%, in the first quarter of 2011. The details of the changes in revenues are discussed below.

Revenue for the Pricing and Reference Data business increased by $8,950,000, or 7.1%, to $135,446,000 in the first quarter of 2011. The change in foreign exchange rates increased Pricing and Reference Data revenue by $1,238,000. Excluding the impact of foreign exchange, Pricing and Reference Data revenue grew $7,712,000, or 6.1%, primarily due to growth in the United States resulting from higher demand for a broad range of services from its existing customer base, the addition of new customers and the impact of an annual price increase. The higher demand experienced from existing customers is based on several factors including generally improved market conditions and new and enhanced product offerings.

Revenue for the Real-Time Services business increased by $5,756,000, or 13.9%, to $47,271,000 in the first quarter of 2011. The change in foreign exchange rates increased Real-Time Services revenue by $413,000. Excluding the impact of foreign exchange, Real-Time Services revenue increased by $5,343,000, or 12.9%, primarily due to the growth of 7ticks services including both higher recurring revenue and increased one-time revenue related to new client installations.

Revenue for the Fixed Income Analytics business increased by $63,000, or 0.7%, to $ 8,692,000 in the first quarter of 2011. The change in foreign exchange rates had little impact on Fixed Income Analytics revenue. Fixed Income Analytics revenue grew modestly due primarily to product upgrades by existing customers.

Active Trader Services

Within the Active Trader Services segment, revenue decreased by $201,000, or 1.0%, to $20,047,000 in the first quarter of 2011. The change in foreign exchange rates increased revenue by $179,000 in the first quarter of 2011. Excluding the impact of foreign exchange, revenue decreased $380,000, or 1.9%, in the first quarter of 2011. This revenue decrease was primarily related to a decline in the number of core direct subscription terminals, which decreased 1.8 % to approximately 55,500 in the first quarter of 2011. This decrease is based on several factors as discussed in the Business and Market Trends section herein.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended March 31,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non-GAAP)	2011 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$71,440	$67,683	5.6%	$(301)	$71,139	5.1%

Cost of services expenses increased by $3,757,000 or 5.6%, to $71,440,000 during the quarter ended March 31, 2011 compared to the same period in 2010. The change in foreign exchange rates increased cost of services expense by $301,000. Excluding the impact of foreign exchange, cost of services expenses increased by $3,456,000, or 5.1% primarily based on increases in hardware maintenance expense and communications costs totaling approximately $4,541,000 significantly attributable to 7ticks, being offset by decreased compensation and data acquisition costs totaling approximately $1,194,000. Cost of services expense as a percentage of revenue was 33.8% in the first quarter of 2011 compared with 34.4% in the first quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended March 31,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non-GAAP)	2011 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$64,615	$66,547	(2.9)%	$(506)	$64,109	(3.7)%

Selling, general and administrative expenses decreased by $1,932,000, or (2.9)%, to $64,615,000 during the quarter ended March 31, 2011 compared to the same period in 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $506,000 in the first quarter of 2011. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $2,438,000 or (3.7)% primarily related to an approximate $3,401,000 reduction of costs related to strategic reviews that occurred in the quarter ended March 31, 2010 not recurring in 2011, being offset by higher royalty and facility related expenses approximating $827,000 and $847,000 during the quarter ended March 31, 2011. Selling, general, and administrative expenses as a percentage of revenue was 30.6% in the first quarter of 2011, compared with 33.8% in the first quarter of 2010.

Depreciation

	Three Months Ended March 31,
(In Thousands)	2011	2011	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non-GAAP)	2011 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$9,998	$9,557	4.6%	$(41)	$9,957	4.2%

Depreciation expense increased by $441,000 or 4.6%, to $9,998,000 during the quarter ended March 31, 2011 compared to the same period in 2010. The change in foreign exchange rates increased depreciation expense by $41,000. Excluding the impact of foreign exchange, depreciation expense increased by $400,000 or 4.2%. The increase is mainly due to the net impact higher fair values ascribed to fixed assets as a result of the Merger.

Amortization

	Three Months Ended March 31,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	2011 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$47,898	$8,643	454.2%	$(386)	$47,512	449.7%

Amortization expense increased by $39,255,000 or 454.2%, to $47,898,000 during the quarter ended March 31, 2011 compared to the same period in 2010. The change in foreign exchange rates increased amortization expense by $386,000. Excluding the impact of foreign exchange, amortization expense increased by $38,869,000, or 449.7%. The increase in amortization is primarily attributed to the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger.

Other Consolidated Financial Information

Income from operations decreased by $26,953,000, or 60.6%, to $17,505,000 during the quarter ended March 31, 2011 compared to the same period in 2010 due to the factors discussed above.

Interest expense was $41,897, 000 in the first quarter of 2011 as compared to interest income of $267,000 in the first quarter of 2010. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2,045,000,000. Refer to Note 16 “Debt” in our Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations. Prior to the Merger, we had no debt.

Income before income taxes decreased by $94,954,000, or 212.1%, to a loss of $50,193,000 in the first quarter of 2011 due to the factors discussed above and loss on extinguishment of debt in the amount of $25,450,000 related to our February 2011 refinancing of our Term Loan Facility.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended March 31, 2011, our quarterly effective tax rate after discrete items was a 45.8% benefit as compared to 34.0% expense for the three months ended March 31, 2010. The estimated annual effective tax rate for the three months ended March 31, 2011 was a 46.4% benefit, excluding the net discrete tax expense of $273,000 recorded in the first quarter of 2011. The net discrete expense in the first quarter was attributable to an expense resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions, and an interest expense charge on tax reserves for unrecognized tax benefits.

The decrease in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is generally related to expenses attributable to the July 29, 2010 merger which results in a pretax loss in the United States along with, an increase in income generated in lower tax jurisdictions, and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

There were no material changes to our unrecognized tax benefits in the first quarter. As of March 31, 2011, we had approximately $11,436,000 of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $2,156,000 of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, we have approximately $561,000 of accrued interest related to unrecognized tax benefits.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $136,427,000 and had $155,538,000 available under our revolving credit facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support or services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. In connection with the Merger, we incurred indebtedness totaling $2,032,000,000. During the quarter, we refinanced a portion of the debt, incurring additional indebtedness of $21,650,000 when factoring in principal payments made on the legacy debt prior to the refinancing. Note 16 “Debt” in the Notes to the Unaudited Consolidated Financial Statements in Item 1 and the discussion below provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of March 31, 2011:

(in thousands)	As of March 31, 2011
Revolving credit facility(1)	$—
Term loan facility(2)	1,345,000
Senior unsecured notes	700,000

Total indebtedness	$2,045,000

(1)	Our revolving credit facility, which has a 5-year maturity, provides for borrowing up to $160,000,000 aggregate principal amount (without giving effect to $4,462,000 of letters of credit that were outstanding as of March 31, 2011).
(2)	In connection with the Merger, we entered into a $1,330,000,000 aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39,900,000, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan. In February 2011, we refinanced the senior secured term loan facility, increasing the aggregate principal to $1,345,000 and the term to a 7 year maturity. We paid $13,233, 000 in premium to refinance the debt of which $10,451,000 will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan and $2,782,000 was expensed as a loss on extinguishment of debt in our condensed consolidated statement of operations for the quarter ended March 31, 2011.

Three months ended March 31, 2011 versus three months ended March 31, 2010

	Successor	Predecessor
	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flow provided by (used in):
Operating activities	$8,806	$52,234
Investing activities	(7,773)	(44,617)
Financing activities	10,208	(3,647)
Effect of exchange rates on cash balances	1,482	(6,782)

Net increase (decrease) in cash and cash equivalents	$12,723	$(2,812)

Operating Activities

When compared to the quarter ended March 31, 2010, net cash provided by operating activities decreased by $43,428,000, or 83.1%, to $8,806,000 in the quarter ended March 31, 2011. The decrease in net cash provided by operating activities was primarily due to a decrease in combined 2010 net income of $56,711, 000. Increases in our non-cash items related to depreciation and amortization expense of $39,696,000 and amortization of deferred financing costs and accretion of notes discounts of $4,666,000 primarily related to the Merger and Merger related debt transactions being offset by higher deferred income taxes of $24,889,000 and a net $29,966,000 decline in cash flows from changes in operating assets and liabilities primarily related to a $17,550,000 increase in accounts receivable balances and an $11,466,000 decrease in accrued liabilities being offset by a non-cash increase of $25,450,000 related to the February 2011 loss on extinguishment of debt.

Investing Activities

When compared to the quarter ended March 31, 2010, net cash used in investing activities decreased by $36,844,000, or 82.6%, to $7,773,000 in the quarter ended March 31, 2011. The primary drivers of the change relate to the purchase of 7ticks described herein coupled with a the fact that there were no net purchases of marketable securities in the quarter ended March 31, 2011 compared to net purchases of $3,042,000 in the same period in 2010 and a reduction in fixed asset purchases of $3,780,000 over the same periods.

We have no material capital expenditure commitments and we expect that capital expenditures for the remainder of 2011 will not vary significantly from recent years.

On January 15, 2010, we acquired the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30,000,000, plus an initial working capital payment of $120,000, for a total payment of $30,120,000. An additional working capital payment was made during the first quarter of 2010 in the amount of $402,000 increasing the purchase price to $30,522,000; we have not entered into any acquisitions in 2011.

Financing Activities

When compared to the quarter ended March 31, 2010, net cash provided by investing activities increased by $13,855,000, or 380.0%, to $10,208,000 in the quarter ended March 31, 2011. The primary drivers of this change are described herein.

In the quarter ended March 31, 2010 we used $3,647,000 in cash from financing activities related to stock based compensation, including exercise of stock options and vesting of restricted stock, and payment of dividends. No similar activity occurred in the quarter ended March 31, 2011.

During the quarter ended March 31, 2011, we refinanced a portion of our debt which provided for additional borrowings of $21,650,000, offset by issuance costs totaling $20,300,000. Refer to Note 16 “Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information on our debt. No similar cash flows were generated in the quarter ended March 31, 2010.

During the quarter ended March 31, 2011, certain executives purchased an additional 8,850,000 shares of Holdings Common Stock for one dollar ($1.00) per share.

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

These cash dividends were paid from our existing cash resources.

We did not repurchase any outstanding shares of common stock under the stock buyback program in 2010 and no such program exists in 2011.

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

On February 11, 2011, we completed a refinancing of a portion of our debt instruments outstanding.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

In connection with the original Term Loan Facility, on February 11, 2011, we completed a refinancing of our Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a reduction in the LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loans to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loans to June 30, 2011, and

•	an increase in the amount of the Term Loan Facility from $1,330,000,000 to $1,345,000,000.

This is addition to a $160,000,000 senior secured revolving credit facility with a term of five years.

Interest Rate and Fees

Interest on the refinanced facilities discussed above is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate published by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 16 “Debt”). However, we made an irrevocable election to pay interest for the Term Loan Facility solely under option (a). In September, 2010, we designated as accounting hedges three forward starting interest rate caps related to the senior secured term loan facility with notional amounts up to $700,000,000 and declining to $450,000,000 over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the interest rate on the debt at March 31, 2011 (Refer to Note 17 “Derivatives”). As part of the refinancing of our Senior Secured Credit Facility discussed in Note 16 “Debt”, we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced 0.50% subject to us reducing our leverage to specified ratios.

Installments

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the senior secured term loan facility with the balance being payable on the final maturity date. Related to the refinancing in the first quarter of 2011, no principal installment was due during the quarter ended March 31, 2011. Future principal installments of $3,362,000 will be payable on a quarterly basis commencing June 30, 2011.

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

Determination of the annual excess cash flow prepayment noted herein is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount that may be payable as an excess cash flow payment in 2012 cannot currently be reliably estimated.

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

Senior Notes due 2018

We issued $700,000,000 of senior notes bearing annual interest at 10.25% of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity. Our first interest payment of $35,875,000 was paid on February 1, 2011.

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

In accordance with the terms of the Senior Notes 2018 Indenture, on May 9, 2011, we filed a Form S-4 with the Securities and Exchange Commission of the United States of America (“SEC”) that offers all holders of our unsecured Senior Notes 2018 the ability to exchange such notes for new registered Senior Notes due 2018. The SEC has not declared our Form S-4 “effective” as of the date of the issuance of these financial statements.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Covenant EBITDA

Covenant EBITDA as defined in the credit agreement governing the senior secured credit facilities and the indenture governing the Senior Notes due 2018 is used to determine our compliance with certain covenants. EBITDA is calculated by adding back to GAAP net (loss) income the following items, interest and other financing costs, net, income taxes, and depreciation and amortization. We also refer to Covenant EBITDA as Pro Forma Adjusted EBITDA (1). Covenant EBITDA is a non-GAAP measure calculated by adding back to EBITDA unusual or non-recurring charges and certain non-cash charges and by adding to EBITDA certain expected cost savings as permitted under the credit agreement. We believe that presenting Covenant EBITDA is appropriate to provide additional information to investors regarding our compliance with our credit agreement. Any breach of the credit agreement covenants that are based on ratios involving Covenant EBITDA could result in a default under that agreement, and the lenders could elect to declare all amounts borrowed to be due and payable. Any such acceleration would also result in a default under the indenture. Additionally, under the debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Covenant EBITDA.

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net (Loss) Income	$(27,186)	$29,525
Interest expense (income)	41,897	(267)
Other loss (income)	351	(36)
Income tax (benefit) expense	(23,007)	15,236
Depreciation and amortization	57,896	18,200
EBITDA	49,951	62,658

Adjustments:
Stock-based compensation	768	3,397
Merger costs	—	3,401
Other non-recurring charges(2)	25,911	217
Other charges(3)	209	7
Pro forma cost savings(4)	7,500	7,500

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$84,339	$77,180

(1)	Interactive Data’s Pro Forma adjusted EBITDA excludes items that are either not part of the Company’s ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course. In addition to excluding the aforementioned items, Interactive Data’s Pro Forma adjusted EBITDA also reflects other adjustments permitted under the Company’s senior secured credit facilities. The Company’s Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing the Company’s senior secured credit facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under the Company’s credit agreements for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

We believe that the inclusion of information on the adjustments to EBITDA applied in determining Covenant EBITDA is useful additional information to investors regarding certain items we believe will materially impact future results of operations, that we do not expect to reoccur or that we do not expect will continue at the same level in the future. The exclusion of items from Covenant EBITDA is not intended to indicate that management does not believe such items will occur in the future. Covenant EBITDA includes a cost savings allowance related to projected cost savings expected to be achieved in the future. Specifically, Covenant EBITDA can include up to $30 million of projected cost savings for specified actions initiated on or prior to July 29, 2012, to the extent such savings are not already realized in EBITDA. The aggregate amount of cost savings added back when determining Covenant EBITDA in any four consecutive quarters is calculated on a pro forma basis as though such cost savings had been realized on the first day of the consecutive four quarter period. EBITDA and Covenant EBITDA are also used by management as measures of liquidity.

Since not all companies use identical EBITDA or Covenant EBITDA calculations, our EBITDA and Covenant EBITDA may not be comparable to other similarly titled metrics used by other companies. We believe the non-GAAP financial measures we provide to investors supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2010.

Commitments and Contingencies

As of March 31, 2011, there have been no material changes to our commitments and contingencies since December 31, 2010 except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 3 “Merger” and Note 16 “Debt” in the Notes to the Unaudited Consolidated Financial Statements in Item 1. (See Note 19 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.)

We involved in litigation and are the subject of claims made from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. In addition, we are audited by our third-party data suppliers from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

In connection with the provision of services in the ordinary course of business, we often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. We have not been required to make material payments under such provisions.

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

ASU 2009-13 and ASU 2009-14 became effective for us January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on our financial position, results of operations or cash flows.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, and is subject to the safe-harbor created by such Act and laws. Such forward looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Other than disclosed below, no material changes to important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements have been identified that differ from those disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

As a result of completing the merger and related financing transactions on July 29, 2010 (the “Transactions”), and the refinancing on February 11, 2011, we became highly leveraged. As of March 31, 2011, our total indebtedness was $2,045,000,000. We also have had an additional $160,000,000 available for borrowing under our senior secured revolving credit Facility at that date (excluding $4,462,000 of letters of credit that were outstanding as of March 31, 2011). The following chart shows our level of indebtedness and certain other information as of March 31, 2011 after giving effect to the Transactions.

(in thousands)	As of March 31, 2011
Revolving credit facility(1)	$—
Term loan facility(2)	1,345,000
Senior unsecured notes	700,000

Total indebtedness	$2,045,000

(1)	The Senior Secured Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160,000,000 aggregate principal amount (without giving effect to $4,462,000 of letters of credit were outstanding as of March 31, 2011).
(2)	We refinanced our term loan facility for an aggregate principal amount of $1,345,000,000 senior secured term loan facility with a 7.0-year maturity. The refinanced term loan was issued at a 3%, or $39,900,000, original issue discount, and we incurred a 1% premium of $13,233,500 in connection with the refinancing, of which $10,451,000 will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan and $2,782,000 was expensed as a loss on extinguishment of debt in our condensed consolidated statement of operations for the quarter ended March 31, 2011.

Our high degree of leverage could have important consequences for holders of senior unsecured notes, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

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

Total revenue for the three months ended March 31, 2011 and 2010 and long lived assets as of March 31, 2011 and December 31, 2010 by geographic region outside the United States, is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
Revenue:
United Kingdom	$20,456	$18,973
All other European countries	29,918	29,488
Asia Pacific	8,835	7,797

Total	$59,209	$56,258

	As of
	March 31,	December 31,
	2011	2010
Long-Lived Assets:
United Kingdom	$626,278	$108,375
All other European countries	170,074	96,326
Asia Pacific	174,109	36,380

	$970,461	$241,081

Interest Rate Risk

We historically invested excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities consist of high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. The Merger has had a material impact on our interest rate risk due to newly issued variable rate debt and associated interest rate caps. As of March 31, 2011, we had $1,345,000,000 of debt under its senior secured credit agreement, which is based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700,000,000 of this debt beginning September 30, 2011. Although the relevant floating interest rate was 4.75% at March 31, 2011, our minimum interest rate is set at 1.25% (plus an applicable percentage). Once the interest rate cap is in place, a portion of our variable debt will no longer be subject to interest rate risk. An increase of 1% in our variable rate above our March 31, 2011 floor of 1.25% would increase our annual interest expense by approximately $10,000,000. Commencing on September 30, 2011, approximately 52% of this exposure will be hedged with the interest rate caps. Please refer to Note 17 “Derivatives”, Note 16 “Debt” and the Liquidity section of the MD&A above for further discussion of our debt and derivatives. Prior to the Merger, we did not have any debt.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation from time to time in our ordinary course of business with a portion of the defense and/or settlement cost being covered, in some cases, by various commercial liability insurance policies and third party indemnifications. We believe that there is no litigation pending against us that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

(a)	None.

(b)	As a result of our acquisition on July 29, 2010, and the delisting of our common stock from the New York Stock Exchange, the procedures by which security holders may recommend nominees to our board of directors were changed. The new procedures are in accordance with the Delaware General Corporation Law, our Amended and Restated Bylaws, our Amended and Restated Certificate of Incorporation and the shareholder agreement by and among us and certain stockholder of our parent companies.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 16, 2011	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: May 16, 2011	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer