Form 10-Q
period 2011-06-30
INTERACTIVE DATA CORP/MA/
filed 2011-08-09
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of August 5, 2011.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 for the Successor and the Three and Six Months Ended June 30, 2010 for the Predecessor	3
	Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 for the Successor	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2011 for the Successor	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 for the Successor and for the Six Months Ended June 30, 2010 for the Predecessor	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Reserved	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE	$216,344	$193,970	$427,800	$390,858
COSTS AND EXPENSES:
Cost of services	75,509	67,119	146,949	134,802
Selling, general and administrative	61,621	73,165	126,236	139,712
Depreciation	10,594	9,743	20,592	19,300
Amortization	48,417	8,407	96,315	17,050

Total costs and expenses	196,141	158,434	390,092	310,864

INCOME FROM OPERATIONS	20,203	35,536	37,708	79,994
Interest (expense) income, net	(38,738)	337	(80,635)	605
Other (expense) income, net	(2,387)	171	(2,738)	206
Loss on extinguishment of debt	—	—	(25,450)	—

(LOSS) INCOME BEFORE INCOME TAXES	(20,922)	36,044	(71,115)	80,805
Income tax (benefit) expense	(10,855)	10,887	(33,862)	26,123

NET (LOSS) INCOME	$(10,067)	$25,157	$(37,253)	$54,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	Successor	Successor
	June 30, 2011	December 31, 2010
ASSETS
Assets:
Cash and cash equivalents	$188,016	$123,704
Accounts receivable, net of allowance for doubtful accounts and sales credits of $5,978 and $6,618 at June 30, 2011 and December 31, 2010, respectively	117,469	107,067
Due from parent	—	7,500
Prepaid expenses and other current assets	32,574	21,079
Income tax receivable	21,846	40,764
Deferred income taxes	10,719	7,574

Total current assets	370,624	307,688
Property and equipment, net	108,619	110,386
Goodwill	1,651,741	1,638,268
Intangible assets, net	1,916,249	1,994,461
Deferred financing costs, net	59,249	71,827
Other assets	7,538	11,247

Total Assets	$4,114,020	$4,133,877

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$14,733	$22,232
Accrued liabilities	80,511	92,020
Borrowings, current	13,450	10,088
Interest payable	30,251	30,647
Income taxes payable	11,650	5,521
Deferred revenue	33,180	24,296

Total current liabilities	183,775	184,804
Income taxes payable	10,664	11,314
Deferred tax liabilities	644,820	677,793
Other liabilities	55,011	48,130
Borrowings, net of current portion and original issue discount	1,975,533	1,959,365

Total Liabilities	$2,869,803	$2,881,406

Commitments and contingencies (Note 8)
Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in-capital	1,328,903	1,327,115
Accumulated loss	(131,516)	(94,263)
Accumulated other comprehensive income	46,830	19,619

Total stockholders’ equity	1,244,217	1,252,471

Total Liabilities and Equity	$4,114,020	$4,133,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471	—
Stock-based compensation (Note 4)	—	—	1,788	—	—	1,788	—
Other comprehensive income (Note 14)	—	—	—	—	27,211	27,211	27,211
Net loss	—	—	—	(37,253)	—	(37,253)	(37,253)

Balance, June 30, 2011	10	—	$1,328,903	$(131,516)	$46,830	$1,244,217	(10,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	Successor 2011	Predecessor 2010
Cash flows from operating activities:
Net (loss) income	$(37,253)	$54,682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116,907	36,350
Amortization of discounts and premiums on marketable securities, net	—	725
Amortization of deferred financing costs and accretion of notes discounts	9,027	—
Deferred income taxes	(39,213)	(7,004)
Excess tax benefits from stock-based compensation	—	(1,903)
Stock-based compensation	1,788	6,657
(Recovery) provision for doubtful accounts and sales credits	(764)	1,053
Loss on dispositions of fixed assets	126	117
Loss on extinguishment of debt	25,450	—
Changes in operating assets and liabilities, net	(6,443)	11,065

NET CASH PROVIDED BY OPERATING ACTIVITIES	69,625	101,742
Cash flows from investing activities:
Purchase of fixed assets	(17,885)	(21,976)
Business acquisitions, net of acquired cash	19	(29,933)
Purchase of marketable securities	—	(64,150)
Proceeds from maturities and sales of marketable securities	—	85,360

NET CASH USED IN INVESTING ACTIVITIES	(17,866)	(30,699)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	23,149
Common stock cash dividends paid	—	(18,964)
Excess tax benefits from stock-based compensation	—	1,903
Proceeds from issuance of long-term debt, net of issuance costs	1,358	—
Principal payments on long-term debt	(3,363)	—
Proceeds from issuance of restricted parent company common stock	11,850	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,845	6,088
Effect of change in exchange rates on cash and cash equivalents	2,708	(14,141)

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,312	62,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,704	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188,016	$272,936

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

2. Merger

On May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Igloo Merger Corporation (“Merger Sub”) and Hg Investors LLC, on July 29, 2010, the Company completed its merger (the “Merger”) with Merger Sub. The Company was the surviving corporation in the Merger. Hg Investors LLC was subsequently merged into Igloo Intermediate Corporation (“Intermediate”). As a result of the Merger, and the subsequent merger of Hg Investors LLC into Intermediate, the Company is now wholly-owned by Intermediate, which in turn, is wholly owned by Igloo Holdings Corporation (“Holdings” or “Parent”).

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The accompanying Condensed Consolidated Statements of Operations and Cash Flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger (January 1, 2010 through June 30, 2010) and the period succeeding the Merger (January 1, 2011 through June 30, 2011), respectively. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-Q, for both the Predecessor and Successor periods. The Company applied the acquisition method on the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

4. Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the three and six month periods ended June 30, 2011 and 2010, we recognized stock-based compensation expense under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cost of services	$455	$953	$800	$1,953
Selling, general and administrative	565	2,307	988	4,704

Stock-based compensation expense before income taxes	1,020	3,260	1,788	6,657
Income tax benefit	390	924	683	2,076

Stock-based compensation expense after income taxes	$630	$2,336	$1,105	$4,581

During the six months ended June 30, 2010, $1.9 million of excess tax benefits were classified as a financing cash inflow (and corresponding operating cash outflow). There were no excess tax benefits realized for the six month period ended June 30, 2011 as no stock related activity that would result in an excess benefit/deficit occurred.

Assumptions and Fair Values

In the Predecessor period, stock based compensation awards entitled the recipient the right to obtain shares of the Company’s common stock. In the Successor period, stock based compensation awards entitle the recipient to obtain shares of Parent common stock.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

The estimated fair value of the options granted in the Predecessor financials was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporated various assumptions to value stock-based awards. The risk-free interest rate was based on the implied yield then currently available on zero-coupon U.S. Treasury issues at the time of the grant, whose remaining maturity period equaled the stock award’s expected term assumption. Expected volatility of the common stock was based on the historical volatility of the common stock price over the expected term of the option. The expected term was based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflected the historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by the Predecessor’s Board of Directors divided by the closing price of the common stock on the declaration date of each dividend. Forfeiture rates were based on the Company’s historical forfeitures of stock options.

There were no options granted for the six months ended June 30, 2010.

Successor

The estimated fair value of the options granted in the Successor financials with service based conditions are calculated using a Black-Scholes model. The estimated fair value of the options granted in the Successor financials with performance or market based vesting conditions were estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of the common shares of Parent, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Options with performance or market based vesting conditions generally become exercisable based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with market based and performance based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices for awards with market based conditions.

For awards with performance or market based vesting conditions such as a change in control or a public offering, the Company consider s the probability of the condition being achieved and, in the case of a market condition, considers a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

The Company reviews the historical and implied volatility of publicly traded companies within its industry and utilizes the resulting implied volatility to calculate the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on the Company’s judgment with input from the Parent’s Board of Directors.

For share based payment awards in the three and six month periods ended June 30, 2011, the Company valued its common stock based on the Board of Directors estimate of the fair value of the shares to determine fair value of the Company’s Holdings shares in connection with the issuance of share-based awards. The estimate was consistent with the fair value determinations for the Successor period ended December 31, 2010 which were corroborated by a valuation analysis performed concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010. The valuation of the Company is considered to be unchanged in the current period. The assumptions required by this valuation analysis involved the use of significant judgments and estimates. The valuation used a discounted cash flow method. The Company estimated the total value of the cash flow beyond the final fiscal year preceding the expiration of the award (the “Terminal Year”) by applying a multiple to Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the projection period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. The valuation results from the annual impairment test performed in the fourth quarter of 2010 supported the Board of Directors estimate of the fair value of the Parent common stock for options granted and shares purchased during 2010 and for the six month period ended June 30, 2011.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. Our estimated annual forfeiture rate for equity awards granted for the six months ended June 30, 2011 is 7%.

During the six months ended June 30, 2011, no expense was recognized for options with market based and performance based vesting features. These options become exercisable on a change in control or public offering of Parent common stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering.

The grant date fair value of stock options granted for the six months ended June 30, 2011 under the Holdings 2010 Stock Incentive Plan (the “Plan”) was estimated using the following assumptions:

Successor
Six Months Ended June 30, 2011
Risk free interest rate	2.6%
Expected term (in years)	6.2
Weighted average expected volatility	79.0%
Expected dividend yield	0.0%
Fair value of underlying Parent’s shares	$1.00

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value of options granted under the Plan for the six months ended June 30, 2011 was $0.56.

Unrecognized compensation expense, net of forfeitures, as it relates to the Successor’s employee stock option plan at June 30, 2011 is $63.2 million, of which $14.2 million relates to awards that become exercisable based on service based vesting conditions. Compensation expense for these awards will be recognized over an implicit and/or explicit weighted average service period of 4.3 years. The remaining $49.0 million of unrecognized compensation recorded for the Company’s non-vested employee stock option plan as it relates to awards that vest upon meeting certain performance conditions (a change in control or public offering). Compensation expense for these awards will be recognized upon attainment of a performance condition.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the six months ended June 30, 2011, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
		(in thousands, except per share data)
Outstanding at December 31, 2010	77,429	$1.00	9.7
Granted	50,734	1.00	9.5
Exercised	—	—	—
Forfeited	(4,575)	1.00	9.5
Expired	—	—	—

Outstanding at June 30, 2011	123,588	$1.00	9.3	$—

Vested and unvested expected to vest at June 30, 2011	116,227	$1.00	9.3	$—

Exercisable at June 30, 2011	—	$—	—	$—

A summary of the status and activity for restricted stock units under the Plan for the six months ended June 30, 2011, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Unvested at December 31, 2010	34,500	$0.65	N/A
Granted	4,750	$0.73
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at June 30, 2011	39,250	$0.66	N/A	—

Restricted Stock Liability

Subsequent to the Merger, certain executives and directors purchased or were granted an aggregate of 39.3 million shares of Holdings Common Stock. Of this amount, 38.9 million shares were purchased for one dollar ($1.00) per share by employees and directors of the Company, a consolidated subsidiary of Holdings. These shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to repurchase the shares from the employees or directors at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds the parent company received in the sale of these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $38.9 million and $34.5 million have been recorded in other liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively. Furthermore, due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The repurchase rights lapse on a change in control or public offering, at which point compensation expense associated with these awards will be recognized. An additional 0.4 million shares were granted to a director of the Company as compensation for their service in their role as a director and the Company is recognizing the expense related to these shares ratably over the vesting period included in the individual grant agreements.

Unrecognized compensation expense as it relates to the Successor’s restricted stock is $25.6 million at June 30, 2011.

5. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of cash deposits held at financial institutions. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents. The Company held no marketable securities, excluding assets in a rabbi trust account as part of a deferred compensation plan, at June 30, 2011 or December 31, 2010. Assets in the rabbi trust are included in Other Current Assets in the Condensed Consolidated Balance Sheets.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Other (1)	$4,936	$—	$—	$4,936
Interest Rate Cap—Derivative (2)	—	2,324	—	2,324

Total Assets	$4,936	$2,324	$—	$7,260

	June 30, 2011
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$4,936	$—	$—	$4,936
Contingent Consideration (3)	—	—	8,900	8,900

Total Liabilities	$4,936	$—	$8,900	$13,836

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s interest rate cap derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts. Derivative instruments are included in Other assets, within the Company’s Consolidated Balance Sheet at June 30, 2011 and December 31, 2010. Refer to Note 17, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, of which the current portion is recorded in Accrued liabilities and the long-term portion is recorded in Other liabilities on the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the 7ticks Earn-Out.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Earn-Out
Balance, December 31, 2010	$6,500
Total losses (realized or unrealized)	2,400
Transfers in/out of Level 3	—

Balance, June 30, 2011	$8,900

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, approximate their fair value because of the short maturity of these instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The fair value of the Company’s Senior Notes due 2018 is $762.4 million and $762.6 million at June 30, 2011 and December 31, 2010 respectively, based on market based information available from public sources.

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

Institutional Services

The Company’s Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. The Pricing and Reference Data business provides an extensive range of financial market data services to securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, referred to as evaluated pricing, on fixed income securities, international equities and other hard-to-value financial instruments. Complementing the evaluated pricing services is a wide range of listed markets pricing and descriptive information covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

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

•

BondEdge Solutions (formerly Interactive Data Fixed Income Analytics). The BondEdge Solutions business provides fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business, which was rebranded in July 2011, markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

The Active Trader Services segment targets active traders, individual investors and investment community professionals. The Company considers active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. The Interactive Data Desktop Solutions business provides real-time financial market information and access to decision-support tools to active traders, individual investors, financial advisors, other investment community professionals, and corporate users. These offerings, which are marketed under the eSignal®, Market-QSM and FutureSource® brands, help customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities.

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the segment information for the three months and six months ended June 30, 2011 and 2010.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment financial information is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue (a):
Institutional Services	$196,472	$173,969	$387,881	$350,609
Active Trader Services	19,872	20,001	39,919	40,249

Total	$216,344	$193,970	$427,800	$390,858

Income (loss) from operations (b):
Institutional Services	$83,399	$70,637	$163,718	$143,791
Active Trader Services	8,533	5,648	15,804	11,709
Corporate and unallocated (c)	(71,729)	(40,749)	(141,814)	(75,506)

Total	$20,203	$35,536	$37,708	$79,994

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Successor	Successor
	As of	As of
	June 30, 2011	December 31, 2010
Identifiable assets by reportable segment:
Institutional Services	$3,870,408	$3,874,069
Active Trader Services	114,207	110,828
Corporate and unallocated (d)	129,405	148,980

Total	$4,114,020	$4,133,877

The following table reconciles income from operations to (loss) income before income taxes as of June 30, (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Income from operations (b):	$20,203	$35,536	$37,708	$79,994
Interest (expense) income, net	(38,738)	337	(80,635)	605
Other (expense) income, net	(2,387)	171	(2,738)	206
Loss on extinguishment of debt	—	—	(25,450)	—

(Loss) income before income taxes	$(20,922)	$36,044	$(71,115)	$80,805

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker is equal to income from continuing operations before interest and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the United States of America (“U.S.”) and the United Kingdom (“U.K.”), stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

8. Commitments and Contingencies

The Company is involved in litigation and is the subject of claims made from time to time with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

For the six months ended June 30, 2011, the Company’s quarterly effective tax rate after discrete items was a 47.6% benefit as compared to 32.3% expense for the six months ended June 30, 2010. The Company’s estimated annual effective tax rate for the six months ended June 30, 2011 was a 48.2% benefit, excluding the net discrete tax expense of $0.4 million recorded in the first six months of 2011. The net discrete expense for the first six months of 2011 was primarily related to additional tax expense related to 2010 Merger-related transaction costs offset by benefits related to deductible interest expense in 2010.

The change in the second quarter estimated annual effective tax rate in relation to the prior year second quarter effective tax rate is primarily related to expenses incurred in the six months ended June 30, 2011, related to interest and amortization expense incurred by the Company following the Merger which resulted in a pretax loss in the U.S., an increase in income generated in lower tax jurisdictions and a tax benefit for the U.S. research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

In January 2011, the Company received a $10.0 million refund of its 2010 estimated tax payment. The current U.S. tax receivable of $21.8 million will be realized by filing carryback returns.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections which include the reversal of temporary differences created by certain non-deductible amortization of intangible assets from the Merger, the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2011. As of June 30, 2011, the Company had approximately $12.5 million of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $1.0 million of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company has approximately $0.6 million of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. Generally, the 2007 through July 29, 2010 tax years remain subject to examination for federal returns, 2006 through 2009 for significant state returns, and 2004 through 2010 for foreign tax jurisdictions.

10. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		Successor			Successor
	Weighted	June 30, 2011			December 31, 2010
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	2.5 years	$194,924	$(74,187)	$120,737	$192,366	$(25,205)	$167,161
Customer lists	23.8 years	1,576,304	(67,419)	1,508,885	1,562,409	(30,429)	1,531,980
Definite-lived trademarks	7.1 years	1,500	(394)	1,106	1,500	(229)	1,271
Data/ databases	5.0 years	110,444	(20,248)	90,196	109,603	(9,134)	100,469
Exchange relationships	25.0 years	17,406	(638)	16,768	16,953	(283)	16,670

		1,900,578	(162,886)	1,737,692	1,882,831	(65,280)	1,817,551
Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	178,557	—	178,557	176,910	—	176,910

Total		$2,079,135	$(162,886)	$1,916,249	$2,059,741	$(65,280)	$1,994,461

In December of 2010, the Company determined that as a result of the development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. The completed technologies were expected to have a remaining useful life through June 30, 2012. In August of 2011, the Company determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are expected to have a useful life that will extend for 12-18 months beyond June 30, 2012. The Company is currently assessing the expected new life and the impact on its future results of operations and expects to account for this change in estimate beginning August 2011. As the Company is still assessing the impact a change in the useful lives will have, the estimated amortization table presented below reflects estimated amortization using the original June 30, 2012 ending useful life for the completed technologies discussed herein.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/11	$97,242
For year ending 12/31/12	148,490
For year ending 12/31/13	100,657
For year ending 12/31/14	96,745
For year ending 12/31/15	83,819
For year ending 12/31/16	67,346
For years thereafter	1,143,393

Total	$1,737,692

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2010	$1,596,166	$42,102	$1,638,268
Impact of change in foreign exchange rates (a)	12,055	260	12,315
Merger related purchase price adjustment (b)	1,657	(499)	1,158

Balance as of June 30, 2011	$1,609,878	$41,863	$1,651,741

(a)	Foreign currency translation adjustments totaling an increase of $12.3 million primarily reflecting the weakening of the US Dollar against the UK pound and the Euro during the six months ended June 30, 2011.
(b)	In the three month period ended June 30, 2011, the Company recorded provision to return adjustments related to the Predecessor.

11. Retirement Plans

Pension Plan- Predecessor

Prior to the Merger, the Company was majority owned by Pearson plc. Pearson Inc., a Pearson plc U.S. subsidiary, sponsored a defined benefit plan (the “Pension Plan”) for Pearson’s US employees that also included certain of the Company’s U.S. employees. The Company followed FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”), to account for the Pension Plan.

Contemporaneously with the execution and delivery of the Merger Agreement, Pearson, the Company and Merger Sub entered into an employee benefits separation agreement (the “Employee Benefits Separation Agreement”) which, among other things, provided that as of the effective time of the Merger, the Company would cease to be a participating employer in the Pension Plan, and Pearson would cause employees of the Company to cease accruing benefits and to become fully vested under the Pension Plan. The Employee Benefits Separation Agreement also provided that no assets or liabilities would be transferred from the Pension Plan, and all liabilities and obligations under the Pension Plan would be retained by Pearson. In exchange for Pearson retaining such liabilities, the Company agreed to contribute $3.2 million to the Pearson U.S. pension plan at the time of the Merger to satisfy the U.S. Pension Obligation.

The components of net periodic benefit cost in the statements of operations for the Predecessor were as follows (in thousands):

	Predecessor	Predecessor
	Three Months ended June 30, 2010	Six Months ended June 30, 2010
Service cost	$—	$—
Interest cost	126	262
Expected return on plan assets	(115)	(239)
Amortization of unrecognized prior service costs	1	2
Amortization of unrecognized loss	105	207

Net periodic benefit cost	$117	$232

The Pension Plan was not replaced by the Successor and therefore the Company incurred no further expense or funding requirements after the Merger and expects no further expense or funding subsequent to the Merger related to the Pension Plan.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-US Pension Plans

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-US employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the Pearson Group Pension Plan (the “PGPP”) by recording a pension expense in the Predecessor’s current year results. During the three and six months ended June 30, 2010, the Company recorded pension expense of approximately $1.8 million and $3.6 million respectively, related to this multi-employer plan.

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Parent entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53.0 million, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement)(the “U.K. Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53.0 million (or approximately $82.7 million) to PGPP Trustee to satisfy the U.K. Pension Liability.

The Company’s UK employees are eligible for a new Interactive Data Pension Plan (the “UK Plan”) effective October 1, 2010. The UK Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The UK Plan has the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for eligible participants who elect to participate. The UK Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the statements of operations of the Successor of approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2011 respectively, related to the UK Plan.

12. Stockholders’ Equity

Predecessor

In addition to common stock, the Company was authorized to issue up to 5.0 million preferred shares, $0.01 par value per share, with terms determined by the Board of Directors, without any further action by the stockholders. At June 30, 2010, no preferred shares had been issued.

In connection with the Merger, the Company’s former stockholders received $33.86 in cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3,400.0 million. Refer to Note 2 “Merger” above for further discussion.

During the period January 1, 2010 through June 30, 2010, the Company did not repurchase any shares of outstanding common stock under its stock buyback program.

The following table summarizes the dividend activity during the period January 1, 2010 through June 30, 2010:

Declaration Date	Dividend Per Share	Type		Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash	)	March 3, 2010	March 31, 2010	$18,964

All of the above cash dividends were paid from existing cash resources.

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1,327.0 million. Refer to Note 2 “Merger” and Note 4 “Stock-Based Compensation” above for further discussion.

As of June 30, 2011 and December 31, 2010, 10 shares of the Company’s, $.01 par value, common stock were issued and outstanding, all of which were held by Intermediate.

13. Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition—Multiple-element Arrangements.” ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

In April 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding ASC Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (“IFRS”) and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 will become effective for the Company January 1, 2012. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on its financial position, results of operations or cash flows.

14. Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Successor	Successor
	June 30, 2011	December 31, 2010
	(In thousands)
Unrealized gain on securities, net of tax	$400	$345
Foreign currency translation adjustments	47,944	18,780
Pension – unamortized losses/prior service costs, net of tax	(213)	(243)
Change in value of hedged interest rate caps, net of tax	(1,301)	737

Total accumulated other comprehensive income	$46,830	$19,619

The components of comprehensive income (loss) were as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(In thousands)
Net (loss) income	$(10,067)	$25,157

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	29	(467)
Foreign currency translation adjustments	8,805	(15,399)
Pension adjustment, net of tax	(49)	(4)
Change in value of hedged interest rate caps, net of tax	(1,841)	—

Total other comprehensive income (loss)	6,944	(15,870)

Comprehensive (loss) income	$(3,123)	$9,287

	Successor	Predecessor
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(In thousands)
Net (loss) income	$(37,253)	$54,682

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	55	(236)
Foreign currency translation adjustments	29,164	(32,509)
Pension adjustment, net of tax	30	(13)
Change in value of hedged interest rate caps, net of tax	(2,038)	—

Total other comprehensive income (loss)	27,211	(32,758)

Comprehensive (loss) income	$(10,042)	$21,924

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions

On January 15, 2010, the Company acquired all of the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30.5 million with additional purchase consideration of up to $21.3 million to be paid by the Company if the business meets certain revenue goals over the succeeding three years following the date of acquisition. During the six months ended June 30, 2011, the Company did not record any material revisions to any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting that would impact the disclosures included in Note 4 of the Company’s 2010 Annual Report on Form 10K; however, the ultimate cash consideration payable by the Company remains subject to the Earn-Out provisions included in the original terms of the acquisition.

The Company used an independent third party valuation specialist to revalue the Earn-Out provision at June 30, 2011 based on the terms of the original purchase and sale agreement resulting in an increase to the liability of $2.4 million during the six months ended June 30, 2011, of which $0.9 million is classified as current.

16. Debt

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement (the “Senior Secured Credit Facilities”) that provided $1,490.0 million of Senior Secured Credit Facilities including:

•	a term loan facility (the “ July 2010 Term Loan Facility”) in an aggregate principal amount of $1,330.0 million with a term of six and one half years due January 2017; and

•

a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in US dollars, Euros and UK pounds with a term of five years expiring July 2015.

On February 11, 2011, the Company completed a refinancing of its July 2010 Term Loan Facility through an amendment to the credit agreement (the “February 2011 Term Loan Facility”). The amendment provides for, among other things, the following:

•	a reduction of the term loan LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

•	a reduction in the term loan LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loan to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loan to June 30, 2011, and

•	an increase in the principal amount of the term loan to $1,345.0 million.

As of the date of the refinancing, the Company’s outstanding borrowings under the July 2010 Term Loan Facility were $1,323.4 million. The Company has determined that the refinancing resulted in a modification of approximately $1,045.1 million of the outstanding balance due and an extinguishment of approximately $278.2 million of the outstanding balance due, based on application of the authoritative guidance in ASC 470 “Debt.”

Prior to the refinancing, the Company had debt financing costs and original issue discount (“OID”) of $44.7 million and $36.6 million, respectively, recorded in its Condensed Consolidated Balance Sheet related to the July 2010 Term Loan Facility. The debt financing costs were included within “Deferred financing cost, net” and the OID was included within “Borrowings, net of current portion and original issue discount” and both balances were being amortized as non-cash interest expense over the remaining term of the July 2010 Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing of the July 2010 Term Loan Facility, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders was expensed as loss on extinguishment of debt during the six months ended June 30, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

As a result of applying the guidance included in ASC 470 to the February 2011 refinancing, the Company recorded a $25.5 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the six months ended June 30, 2011. This charge included $9.4 million of legacy debt financing costs, $7.7 million of legacy OID and $8.4 million of costs incurred as part of the refinancing process comprised of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011 the Company has recorded debt financing costs of $34.7 million, recorded in its Condensed Consolidated Balance Sheet within “Deferred financing costs, net” and $37.1 million comprised of early payment fees paid to lenders and OID included within “Borrowings, net of current portion and original issue discount”. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the three and six months ended June 30, 2011 was approximately $3.2 million and $6.7 million respectively, which is recorded as interest expense in the Company’s statement of operations.

During the three and six months ended June 30, 2011, the Company recorded and paid interest and commitment fees of $16.1 million and $0.3 million, respectively and $35.0 million and $0.6 million, respectively on the Term Loans and the Revolving Credit Facility.

The Revolving Credit Facility includes $40.0 million of borrowing capacity available for letters of credit and $30.0 million for borrowings on same-day notice. As of June 30, 2011 and December 31, 2010, the Company had $4.5 million of letters of credit outstanding, related to certain operating leases. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced by 25 basis points subject to the Company attaining certain leverage ratios. Interest on the amount drawn and the commitment fee on the unutilized portion is payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During the three and six months ended June 30, 2011, the Company recorded and paid interest and commitment fees on the Letters of Credit of $0.1 million and $0.1 million respectively.

Borrowings under the February 2011 Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. The highest of the three rates in (b) was 5.75% for the three months ended June 30, 2011. Since the inception of the loan the Company has elected the three-month LIBOR rate which at June 30, 2011, was 4.75%, comprised of a LIBOR floor of 1.25% and applicable margin of 3.5%. As noted below, the Company designated as accounting hedges three interest rate caps related to the July 2010 and February 2011 Term Loan Facilities with notional amounts of up to $700.0 million. Refer to Note 17, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the February 2011 Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. The Company is also required to pay customary letter of credit fees.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. Determination of these annual prepayment amounts is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount that may be payable as an excess cash flow payment, if any, cannot currently be reliably estimated and therefore no portion of our outstanding debt from our Senior Secured Credit Facilities related to this provision is reflected as current as of June 30, 2011.

The Company may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Accordingly, in February 2011, the Company incurred a 1% premium fee in connection with the refinancing.

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly-owned material domestic restricted subsidiary of the Company (subject to certain exceptions).

All obligations under the Senior Secured Credit Facilities and the guarantees of such obligations are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the Company and each subsidiary guarantor, including (i) a perfected pledge of all the equity interests of the Company and each wholly-owned subsidiary of the Company directly held by the Company or a subsidiary guarantor (limited to 65% of voting stock in the case of foreign subsidiaries) and (ii) perfected security interests in substantially all tangible and intangible personal property and material fee-owned real property of the Company and the subsidiary guarantors (subject to certain exclusions).

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

In addition, beginning with the Company’s quarter ended December 31, 2010, under the Senior Secured Credit Facilities, the Company is required to maintain and report quarterly to the lenders the following financial covenants:

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

As of June 30, 2011 and December 31, 2010, the Company was in compliance with its covenants.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes due 2018

On July 29, 2010, the Company issued $700.0 million 10.25% senior notes (the “Senior Notes”) which mature on August 1, 2018, pursuant to an indenture, dated as of July 29, 2010 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of December 31, 2010, no principal or interest payments have been made. Based on this payment schedule, during the six months ended June 30, 2011, the Company paid interest on the Senior Notes of $36.3 million.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of June 30, 2011 and December 31, 2010. This call feature is being marked to market over the period it is active.

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

As of June 30, 2011 and December 31, 2010, the Company was in compliance with its covenants.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, net of amortization for the six months ended June 30, 2011 and for the period from July 30, 2010 through December 31, 2010, respectively. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011 and December 31, 2010, the Company had $29.9 million and $30.3 million of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets, respectively. During the three and six month periods ended June 30, 2011, the Company recorded $1.2 million and $2.3 million of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations, respectively. No similar amortized interest expense was recorded in the three and six month periods ended June 30, 2010 as the Senior Notes were not outstanding as of that time.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount will be amortized over the life of the loan using the effective interest rate method.

Exchange Offer

On May 9, 2011, the Company filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day the Company launched an exchange offer whereby the Company offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior Notes. The Company did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”.

Total Borrowings

Total borrowings consisted of the following at June 30, 2011 and December 31, 2010:

(in thousands)	Successor	Successor
	June 30, 2011	December 31, 2010
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	13,450	10,088

Net Short-Term Debt:	$13,450	$10,088
Long-Term Debt:
Term Loan Facility	$1,328,188	$1,313,262
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(37,138)	(37,298)
Less Original Issue Discount—Senior Notes	(15,517)	(16,599)

Net Long-Term Debt	$1,975,533	$1,959,365

The future minimum principal payment obligations due per the new Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2011	$6,725
2012	13,450
2013	13,450
2014	13,450
2015	13,450
2016 and thereafter	1,981,113

Total	$2,041,638

17. Derivatives

Interest Rate Cap- Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes and not for speculative purposes.

On September 13, 2010, the Company entered into three separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on its Senior Secured Credit Facilities. Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The aggregate premium of the cap agreements was $5.0 million, including a deferred financing charge of approximately $0.5 million. This aggregate premium is payable quarterly over twelve quarters, beginning September 30, 2011.

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and as part of the refinancing of the Company’s Senior Secured Credit Facility discussed in Note 16, the Company reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700.0 million of principal payments during the period September 30, 2011 to September 30, 2012.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Up to $575.0 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450.0 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of June 30, 2011 and December 31, 2010, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statement of Stockholders’ Equity as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $2.3 million and $5.8 million at June 30, 2011 and December 31, 2010, respectively, and is included in Other Assets on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 6 “Fair Value Measurements” above for related fair value disclosures. The amount of unrealized losses in AOCI recorded during the three and six months ended June 30, 2011 related to these cash flow hedges was approximately $1.8 million and $2.0 million, net of taxes, respectively.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the loss recognized in AOCI related to the interest rate caps for the following Predecessor and Successor reporting periods ended (in thousands):

	Balance	Successor	Successor
	Sheet Location	June 30, 2011	December 31, 2010
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$2,324	$5,761

	Successor	Successor
(In thousands, except per share amounts)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate caps	$1,841	$2,038

There were no amounts reclassified from AOCI to the Company’s Condensed Consolidated Statements of Operations related to the derivative financial instruments for the periods reported for the Predecessor or Successor statements of operations and no amounts are currently expected to be reclassified in the next 12 months.

As further discussed in Note 16 “Debt”, the Company refinanced its Term Loan Facility in February 2011.

18. Related Parties

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors (the “Sponsor Affiliates”) entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, the Sponsor Affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, the Sponsor Affiliates are entitled to receive an aggregate annual management fee of $3.0 million, which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. The Company recorded management fees in the Condensed Consolidated Statements of Operations, representing the pro-rated annual fee under the Management Agreement, of $0.8 million and $1.5 million for the three and six month periods ended June 30, 2011, respectively. The amount due to the Sponsor Affiliates at June 30, 2011 and December 31, 2010 was approximately $0.8 million and $0.6 million, respectively, and is included in accrued liabilities on the Company’s Successor balance sheet.

The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and the Sponsor Affiliates in connection with the provision of services pursuant to the Management Agreement, the making of any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or the Sponsor Affiliates provides notice to the other of their desire not to automatically extend the term.

In addition, pursuant to the Management Agreement, the Sponsor Affiliates also received aggregate transaction fees of $51.2 million in connection with certain services provided in connection with the Merger and related transactions. The Company recorded $31.2 million of these costs on the Company’s Successor statement of operations and capitalized deferred financing costs totaling $20.0 million as part of debt financing costs. Refer to Note 2 “Merger” above for further discussion of Merger costs. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, the Sponsor Affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and the Sponsor Affiliates.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the Merger, as of June 30, 2011, certain executives and directors have purchased an aggregate of 38.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees and/or directors of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 4 “Stock Based Compensation” for further discussion of the associated long-term restricted stock liability. The Company recorded a due from parent of $7.5 million at December 31, 2010, which is included in current assets on the Company’s Successor balance sheet and was paid to the Company during the six months ended June 30, 2011.

19. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of June 30, 2011 up through the issuance of these financial statements.

On July 8, 2011, the exchange offer described in Note 16 “Debt” closed having exchanged 100% of the original Senior Notes. On July 14, 2011, the exchange occurred and the Company issued the Exchange Notes. There is no established market for the Exchange Notes and the Company does intend to apply for a listing of the Exchange Notes on any securities exchange or market quotation system.

In December of 2010, the Company determined that as a result of the development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. The completed technologies were expected to have a remaining useful life through June 30, 2012. In August of 2011, the Company determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are expected to have a useful life that will extend for 12-18 months beyond June 30, 2012. The Company is currently assessing the expected new life and the impact on its future results of operations and expects to account for this change in estimate beginning August 2011.

20. Guarantor Subsidiaries

On July 29, 2010, in connection with the Merger, the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 16. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 16, (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facility, described in Note 16.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the condensed consolidating balance sheets as of June 30, 2011 (Successor) and December 31, 2010 (Successor), the condensed consolidating statements of operations for the three and six month periods ended June 30, 2011 (Successor) and June 30, 2010 (Predecessor), respectively, and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 (Successor) and June 30, 2010 (Predecessor), respectively, of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$21,373	$129,664	$81,994	$(16,687)	$216,344
COSTS AND EXPENSES:
Cost of services	9,876	39,773	28,224	(2,364)	75,509
Selling, general and administrative	19,993	26,841	29,117	(14,330)	61,621
Depreciation	2,660	5,318	2,616	—	10,594
Amortization	3,527	30,809	14,081	—	48,417

Total costs and expenses	36,056	102,741	74,038	(16,694)	196,141

(LOSS) INCOME FROM OPERATIONS	(14,683)	26,923	7,956	7	20,203
Interest expense, net	(38,548)	(65)	(125)	—	(38,738)
Other expense, net	—	(2,389)	—	2	(2,387)

(LOSS) INCOME BEFORE INCOME TAXES	(53,231)	24,469	7,831	9	(20,922)
Income tax (benefit) expense	(24,510)	9,959	3,696	—	(10,855)
Equity earnings of subsidiaries, net of taxes	18,645	—	—	(18,645)	—

NET (LOSS) INCOME	$(10,076)	$14,510	$4,135	$(18,636)	$(10,067)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECCESSOR)

THREE MONTHS ENDED JUNE 30, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$21,729	$118,288	$69,038	$(15,085)	$193,970
COSTS AND EXPENSES:
Cost of services	9,438	36,579	23,387	(2,285)	67,119
Selling, general and administrative	27,890	28,342	27,153	(10,220)	73,165
Depreciation	3,404	4,607	1,732	—	9,743
Amortization	1,838	4,710	1,859	—	8,407

Total costs and expenses	42,570	74,238	54,131	(12,505)	158,434

(LOSS) INCOME FROM OPERATIONS	(20,841)	44,050	14,907	(2,580)	35,536
Interest income (expense), net	542	(401)	219	(23)	337
Other income, net	15	—	—	156	171

(LOSS) INCOME BEFORE INCOME TAXES	(20,284)	43,649	15,126	(2,447)	36,044
Income tax (benefit) expense	(8,671)	17,765	1,793	—	10,887
Equity earnings of subsidiaries, net of taxes	42,985	—	—	(42,985)	—

NET INCOME	$31,372	$25,884	$13,333	$(45,432)	$25,157

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$43,427	$256,779	$157,398	$(29,804)	$427,800
COSTS AND EXPENSES:
Cost of services	19,160	78,004	52,018	(2,233)	146,949
Selling, general and administrative	40,122	57,677	56,009	(27,572)	126,236
Depreciation	5,301	10,275	5,016	—	20,592
Amortization	7,055	61,618	27,642	—	96,315

Total costs and expenses	71,638	207,574	140,685	(29,805)	390,092

(LOSS) INCOME FROM OPERATIONS	(28,211)	49,205	16,713	1	37,708
Interest expense, net	(80,230)	(133)	(272)	—	(80,635)
Other income (expense), net	214	(2,954)	—	2	(2,738)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(133,677)	46,118	16,441	3	(71,115)
Income tax (benefit) expense	(57,277)	18,770	4,645	—	(33,862)
Equity earnings of subsidiaries, net of taxes	39,144	—	—	(39,144)	—

NET (LOSS) INCOME	$(37,256)	$27,348	$11,796	$(39,141)	$(37,253)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECCESSOR)

SIX MONTHS ENDED JUNE 30, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$43,924	$234,265	$138,351	$(25,682)	$390,858
COSTS AND EXPENSES:
Cost of services	18,788	72,420	46,477	(2,883)	134,802
Selling, general and administrative	50,554	54,599	54,553	(19,994)	139,712
Depreciation	6,827	9,071	3,402	—	19,300
Amortization	3,676	9,696	3,678	—	17,050

Total costs and expenses	79,845	145,786	108,110	(22,877)	310,864

(LOSS) INCOME FROM OPERATIONS	(35,921)	88,479	30,241	(2,805)	79,994
Interest income (expense), net	1,124	(873)	354	—	605
Other income, net	3,189	—	197	(3,180)	206

(LOSS) INCOME BEFORE INCOME TAXES	(31,608)	87,606	30,792	(5,985)	80,805
Income tax (benefit) expense	(14,534)	35,656	5,001	—	26,123
Equity earnings of subsidiaries, net of taxes	81,621	—	—	(81,621)	—

NET INCOME	$64,547	$51,950	$25,791	$(87,606)	$54,682

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$315	$67,571	$120,130	$—	$188,016
Accounts receivable, net of allowance for doubtful accounts and sales credits	7,933	74,755	34,781	—	117,469
Due from affiliate	10,650	983,986	50,187	(1,044,823)	—
Prepaid expenses and other current assets	10,891	5,627	16,056	—	32,574
Income tax receivable	3,058	18,788	—	—	21,846
Deferred income taxes	421	2,589	7,709	—	10,719

Total current assets	33,268	1,153,316	228,863	(1,044,823)	370,624

Property and equipment, net	42,075	40,826	25,718	—	108,619
Goodwill	148,657	1,073,631	429,453	—	1,651,741
Intangible assets, net	89,353	1,288,639	538,257	—	1,916,249
Deferred financing costs, net	59,249	—	—	—	59,249
Other assets	3,234	1,771	2,533	—	7,538
Investment in Subsidiaries	3,228,737	775,291	1,611,397	(5,615,425)	—
Total Assets	$3,604,573	$4,333,474	$2,836,221	$(6,660,248)	$4,114,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$223	$6,301	$8,209	$—	$14,733
Accrued liabilities	29,132	25,765	25,614	—	80,511
Payables to affiliates	189,361	438,903	377,834	(1,006,098)	—
Borrowings, current	13,450	—	—	—	13,450
Interest payable	30,191	60	—	—	30,251
Income taxes payable	427	2,622	8,601	—	11,650
Deferred revenue	6,901	6,359	19,920	—	33,180

Total current liabilities	269,685	480,010	440,178	(1,006,098)	183,775

Income taxes payable	1,362	8,363	939	—	10,664
Deferred tax liabilities	71,066	436,545	137,114	95	644,820
Other liabilities	42,710	4,650	7,651	—	55,011
Borrowings, net of current portion and original issue discount	1,975,533	—	—	—	1,975,533

Total Liabilities	2,360,356	929,568	585,882	(1,006,003)	2,869,803

Total Stockholders’ Equity	1,244,217	3,403,906	2,250,339	(5,654,245)	1,244,217

Total Liabilities and Equity	$3,604,573	$4,333,474	$2,836,221	$(6,660,248)	$4,114,020

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

DECEMBER 31, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$218	$47,510	$75,976	$—	$123,704
Marketable securities	—	—	—	—	—
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,447	71,658	26,963	(1)	107,067
Due from affiliate	267,585	870,469	—	(1,130,554)	7,500
Prepaid expenses and other current assets	9,354	5,905	5,820	—	21,079
Income tax receivable	6,827	26,731	7,206	—	40,764
Deferred income taxes	1,002	3,926	2,646	—	7,574

Total current assets	293,433	1,026,199	118,611	(1,130,555)	307,688

Property and equipment, net	41,384	44,785	24,217	—	110,386
Goodwill	149,518	1,056,569	432,181	—	1,638,268
Intangible assets, net	96,408	1,350,257	547,796	—	1,994,461
Deferred financing costs, net	71,827	—	—	—	71,827
Other assets	6,367	2,054	2,826	—	11,247
Investment in Subsidiaries	3,578,228	542,482	1,112,220	(5,232,930)	—

Total Assets	$4,237,165	$4,022,346	$2,237,851	$(6,363,485)	$4,133,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$423	$13,281	$8,528	$—	$22,232
Accrued liabilities	33,938	31,303	26,779	—	92,020
Payables to affiliates	869,797	249,361	10,908	(1,130,066)	—
Borrowings, current	10,088	—	—	—	10,088
Interest payable	30,593	54	—	—	30,647
Income taxes payable	749	2,935	1,837	—	5,521
Deferred revenue	6,857	5,919	11,520	—	24,296

Total current liabilities	952,445	302,853	59,572	(1,130,066)	184,804

Income taxes payable	1,904	7,456	1,954	—	11,314
Deferred tax liabilities	31,855	514,335	131,516	87	677,793
Other liabilities	39,125	3,229	5,775	1	48,130
Borrowings, net of current portion and original issue discount	1,959,365	—	—	—	1,959,365

Total Liabilities	2,984,694	827,873	198,817	(1,129,978)	2,881,406

Total Stockholders’ Equity	1,252,471	3,194,473	2,039,034	(5,233,507)	1,252,471

Total Liabilities and Equity	$4,237,165	$4,022,346	$2,237,851	$(6,636,485)	$4,133,877

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,773)	$26,556	$44,392	$450	$69,625
Cash flows from investing activities:
Purchase of fixed assets	(5,992)	(6,495)	(5,348)	(50)	(17,885)
Business and asset acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(5,992)	(6,495)	(5,329)	(50)	(17,866)
Cash flows from financing activities:
Proceeds from long term debt, net of issuance costs	1,358	—	—	—	1,358
Principal payments on long-	(3,363)	—	—	—	(3,363)
Proceeds from issuance of parent company common stock	11,850	—	—	—	11,850

Net cash provided by financing activities	9,845	—	—	—	9,845
Effect of change in exchange rates on cash and cash equivalents	(1,983)	—	5,091	(400)	2,708
NET INCREASE IN CASH AND CASH EQUIVALENTS	97	20,061	44,154	—	64,312
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$315	$67,571	$120,130	$—	$188,016

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)

SIX MONTHS ENDED JUNE 30, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,271)	$97,787	$16,376	$(9,150)	$101,742
Cash flows from investing activities:
Purchase of fixed assets	(2,528)	(13,865)	(5,503)	(80)	(21,976)
Business and asset acquisitions, net of acquired cash	—	(29,333)	(600)	—	(29,933)
Purchased and proceeds of marketable securities, net	—	21,210	—	—	21,210

Net cash used in investing activities	(2,528)	(21,988)	(6,103)	(80)	(30,699)
Cash flows from financing activities:
Common stock cash dividend paid	(18,964)	—	—	—	(18,964)
Other equity plan related	25,052	—	—	—	25,052

Net cash provided by (used in) financing activities	6,109	(3,144)	(6,629)	9,752	6,088
Effect of change in exchange rates on cash and cash equivalents	(211)	(179)	(13,229)	(522)	(14,141)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99	72,476	(9,585)	—	62,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	44,352	165,339	—	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354	$116,828	$155,754	$—	$272,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On July 29, 2010, we were acquired by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC. Refer to Note 2 “Merger” to our financial statements in Item 1 above for further discussion.

This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings described in Note 2 “Merger”. Interactive Data Corporation continued as the surviving corporation and the accompanying condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are presented for the three and six month periods ended June 30, 2011 (Successor) and 2010 (Predecessor).

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

•

BondEdge Solutions (formerly Interactive Data Fixed Income Analytics). Our BondEdge Solutions business provides approximately 400 clients with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business , which was rebranded in July 2011, markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. Our Interactive Data Desktop Solutions business provides real-time financial market information and access to decision-support tools to active traders, individual investors, financial advisors, other investment community professionals, and corporate users. These offerings, which are marketed under the eSignal®, Market-QSM and FutureSource® brands, help customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. As of June 30, 2011, this business supported approximately 57,600 total subscribers.

Corporate and Unallocated

Our Corporate and Unallocated costs include expenses related to corporate, general and administrative activities in the US and the UK, stock-based compensation, costs associated with our Boxborough data center, transaction costs and transaction bonuses related to the Merger (Refer to Note 2 “Merger” above) and intangible asset amortization.

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates within our Institutional Services segment, as well as enhanced our ability to attract new customers.

We plan to expand our leadership position in the financial information industry by investing in internal development programs in ways that can enable us to deliver high-value services and solutions and extend our global reach. In particular, we plan to continue expanding our market coverage, adding additional resources in growth-oriented international markets, and developing complementary services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. In addition, strategic acquisitions have complemented our internal investment activities in the past and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives. Furthermore, we continue to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our core Pricing and Reference Data, and Real-Time Services offerings. We also are advancing programs aimed at enhancing our overall organizational productivity and efficiency while reducing costs across a range of key functional areas.

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

We expect that customers will remain cost conscious with respect to spending on financial information and related services through 2011. While in some areas the anticipated impact of current trends may lead to a reduced demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, greater oversight and scrutiny by regulators worldwide, combined with a global strengthening of fair value accounting standards and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time to what degree these trends will impact our business.

•

Favorable global demographic trends and the maturation of emerging markets: We believe that there is a confluence of dynamics influencing how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. These trends include long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, significant wealth accumulation in certain emerging markets and other changing investment policies. We expect these trends to have a favorable impact on growth prospects of the wealth management product area of our business. In addition, the financial services industries within certain emerging markets, particularly in the Asia Pacific and Latin American regions, have continued to mature. We anticipate that the continued evolution of these emerging markets, which include the implementation of new investment practices and policies and related regulation, will lead to greater demand for market data services, analytics and related solutions.

•

Increased focus on cost containment and operational efficiency: Market conditions appear to have stabilized in recent quarters. Nevertheless, we expect the recent financial crisis and subsequent focus by financial institutions to contain or reduce their costs to continue to influence spending on market data and related services in 2011. A focus on cost control by financial institutions presents both opportunity and risk particularly in light of the competitive nature of our industry. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations while lowering their overall spend on such services. The risk is we experience longer sales cycles or lose revenue through the renegotiation of fees, service downgrades, declines in usage or cancellations related to having customers consolidate their spending on market data services with a lower cost alternative. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. Given this trend, we have invested in establishing relationships with many of the largest service bureaus, custodian banks and other third-party organizations who provide outsourced back-office functions.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their electronic trading strategies. These applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the growth of algorithmic and other electronic trading programs is contributing to significant increases in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions themselves to increase network capacity to address these volume issues. Our January 2010 acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, has enhanced our ability to participate in the growing demand for services that support electronic trading applications.

•

Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two financial institutions that merge may take up to two or more years to fully complete, and can present both opportunity and risk for future revenue. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminate data sourcing that is redundant. We deliver market data services to customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. M&A activity within the financial services industry may adversely impact our future revenue.

•

Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments has escalated in recent years, although new issuances of certain asset classes slowed significantly in the wake of the recent financial crisis. While new issuance of some asset classes recovered, others have yet to show material improvement. Despite the slowdown, we believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments often seek to leverage efficiencies by subscribing with independent third-party providers of pricing services like ourselves to help determine valuations for these instruments. Nevertheless, it is unclear whether the recovery of new issuance in certain asset classes will be sustained or extend into other fixed income asset classes, or whether the pace of continued innovation in financial instruments will be sustained.

Our Pricing and Reference Data business has experienced growth, primarily driven by increased demand for its broad range of services, including the adoption of new offerings, from existing customers and, to a lesser extent, new customers coupled with strong retention rates, usage trends and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. In particular, we are focused on increasing our market coverage, adding new transparency tools and information resources, and enhancing our data collection and delivery capabilities to address evolving client requirements for their workflows. In recent months, we have continued to expand our market coverage and develop new web-based, transparency-related services that will provide clients with extensive data and insight into the fixed income market and our evaluations, as well as workflow capabilities that are designed to enhance our client’s operational efficiency. Growth in usage-related revenue continues to be influenced by a variety of factors such as changes in the number and complexity of securities for which data is requested, asset class shifts, the introduction of new funds or the consolidation of existing funds, and the frequency of service delivery.

Our Real-Time Services business is experiencing revenue growth due primarily to the contributions of the 7ticks assets that were acquired in mid-January 2010 and, to a lesser extent, from expansion of our web-based solutions product area. In recent quarters, our Interactive Data 7ticks services have experienced strong new sales levels as customers seek to conduct ultra low latency electronic trading by leveraging our range of direct exchange access, proximity hosting and support services. Growth in Real-Time Services is dependent, in large part, on a combination of the following: our ability to sustain or improve retention levels, increase real-time feeds sales, drive adoption of the 7ticks services and expand our web-based solutions business globally, particularly within the wealth management sector. During the second quarter of 2011, our Real-Time Services business continued to expand its market coverage, build out the 7ticks network infrastructure globally and integrate new content into its wealth management offerings.

In July 2011 we rebranded our Fixed Income Analytics business as BondEdge Solutions. Our BondEdge Solutions business has generated revenue growth in recent quarters primarily as a result of next-generation BondEdge upgrades by existing customers. However, new sales for this business have been mostly offset by cancellations, many of which continue to be the result of customer consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers.

We have historically achieved high revenue retention rates within our Institutional Services segment. We measure institutional revenue retention rates by using the following formula: we divide the dollar magnitude of institutional cancellations (which do not include service downgrades or renegotiations) we received during the prior 12 months by the annualized quarterly institutional revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rates for our Institutional Services businesses have averaged 94% since 2007, and our annualized quarterly revenue retention rate at the end of the second quarter was approximately 95%. Generally, there is a lag time between when we receive a cancellation notice and when the cancellation impacts revenue. Consequently, notwithstanding a current overall high level of revenue retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods. In addition, renegotiation of existing agreements or service downgrades by customers can adversely impact our revenue in future periods while not impacting our annualized quarterly revenue retention rates.

Active Trader Services

Our Desktop Solutions business has been impacted by challenging conditions in the active trader market for the past several years. This dynamic has been partially offset in recent quarters by increasing demand in the wealth management sector for certain Desktop Solutions offerings. As of June 30, 2011, Desktop Solutions supported a total of approximately 57,600 subscribers, a 3.7% decline from approximately 59,800 total subscribers as of June 30, 2010. In addition, the mix of subscribers between product platforms can shift from period to period, which can also impact revenue.

Key trends that have impacted this business in recent years include the growth in online trading accounts managed by active traders and to a lesser extent, stock market volatility. During periods of low volatility in the major stock markets, our active trader clients tend to trade less frequently, and cancellations of our services increase and new sales slow. Periods of declines in the major stock markets also have greater potential to lead to an increase in cancellations of desktop solutions by customers. In addition to factors such as price and ease of use, active traders consider the range of services, including the ability to directly execute their trades, when selecting a financial information desktop solutions service provider. The competition to acquire new subscribers remains intense and is impacted by online brokerage firms continuing to upgrade the features and tools they provide to their active trader customers. If our subscribers can obtain the financial information services we offer directly from the brokerage firms that they use to execute trades, they are less likely to contract with us. Although major stock markets have recovered in recent quarters, this recovery has not translated into a meaningful increase in the number of our active trader direct subscribers and it is unclear if or when it will do so. At the same time, we are seeing increased demand and subscribers in the wealth management sector as a result of positioning certain products, such as Market-Q®, to address the requirements of financial advisors, stock brokers and other investment community professionals.

Results of Operations

Selected Financial Data

(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	Successor 2011	Predecessor 2010	% Change	Successor 2011	Predecessor 2010	% Change
REVENUE	$216,344	$193,970	11.5%	$427,800	$390,858	9.5%
COSTS AND EXPENSES:
Cost of services	75,509	67,119	12.5%	146,949	134,802	9.0%
Selling, general and administrative	61,621	73,165	(15.8)%	126,236	139,712	(9.7)%
Depreciation	10,594	9,743	8.7%	20,592	19,300	6.7%
Amortization	48,417	8,407	475.9%	96,315	17,050	465.0%

Total costs and expenses	196,141	158,434	23.8%	390,092	310,864	25.5%

INCOME FROM OPERATIONS	20,203	35,536	(43.1%)	37,708	79,994	(52.9)%
Interest (expense) income, net	(38,738)	337	( *)	(80,635)	605	( *)
Other expense, net	(2,387)	171	( *)	(2,738)	206	( *)
Loss on extinguishment of debt	—	—	N/A	(25,450)	—	( *)

(LOSS) INCOME BEFORE INCOME TAXES	(20,922)	36,044	(158.0)%	(71,115)	80,805	(188.0)%
Income tax (benefit) expense	(10,855)	10,887	(199.7)%	(33,862)	26,123	(229.6)%

NET INCOME	$(10,067)	$25,157	(140.0)%	$(37,253)	$54,682	(168.1)%

(*)	Not meaningful

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

When determining our growth rate, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP.

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount will be amortized over the remaining terms of the related contracts (one year or less) and is allocated among our segments and businesses. In the three and six months ended June 30, 2011, this adjustment reduced revenue by approximately $0.3 million and $0.9 million, respectively.

Also in connection with the price allocations relating to the Merger, we increased the carrying value of fixed assets by $12.3 million during 2010. This amount will be depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the three and six months ended June 30, 2011, we recorded additional depreciation expense of $0.8 million and $1.5 million, respectively, associated with this increase in carrying value.

In addition, in connection with the price allocations relating to the Merger, we recorded intangible assets of $2,046.0 million. This amount will be amortized over the respective economic benefit periods which range from 2 years to 25 years. In the three and six months ended June 30, 2011, we recorded amortization expense related to these intangible assets of $48.4 million and $96.3 million, respectively.

Please refer to Note 2, “Merger” for additional information and Note 10, “Goodwill and Intangible Assets” for additional information.

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

	Revenue
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2011 Adjusted Revenue (Non-GAAP) % Change
Institutional Services:
Pricing and Reference Data	$139,275	$125,049	11.4%	$(3,434)	$135,841	8.6%
Real-Time Services	48,707	40,467	20.4%	(2,759)	45,948	13.5%
BondEdge Solutions	8,490	8,453	0.4%	(6)	8,484	0.4%

Total Institutional Services	196,472	173,969	12.9%	(6,199)	190,273	9.4%
Total Active Trader Services	19,872	20,001	(0.7%)	(504)	19,368	(3.2)%

TOTAL REVENUE	$216,344	$193,970	11.5%	$(6,703)	$209,641	8.1%

During the three months ended June 30, 2011, total revenue increased by $22.4 million, or 11.5%, to $216.3 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased total revenues by $6.7 million. Excluding the impact of foreign exchange, total revenue increased by $15.7 million, or 8.1% to $209.6 million. The impact of foreign exchange is primarily related to the weakening of the US dollar against the British Pound Sterling and the Euro. The purchase price allocation adjustment to deferred revenue decreased revenue by $0.3 million during the three months ended June 30, 2011. Refer to Note 2, “Merger” for additional information.

Institutional Services

During the three months ended June 30, 2011, revenue within the Institutional Services segment increased by $22.5 million, or 12.9%, to $196.5 million compared with the same period in 2010. The change in foreign exchange rates increased Institutional Services revenue by $6.2 million. Excluding the impact of foreign exchange, Institutional Services revenue grew $16.3 million, or 9.4%. The details of the changes in revenue by business are discussed below.

Revenue for the Pricing and Reference Data business increased by $14.2 million, or 11.4%, to $139.3 million in the three months ended June 30, 2011 compared with the same period in 2010. The change in foreign exchange rates increased Pricing and Reference Data revenue by $3.4 million. Excluding the impact of foreign exchange, Pricing and Reference Data revenue grew $10.8 million, or 8.6%, primarily due to growth in the United States and Europe stemming from new sales to existing customers and, to a lesser extent, new customers combined with high retention levels, favorable usage-related revenue trends, and the impact of annual price increases.

During the three months ended June 30, 2011, revenue for the Real-Time Services business increased by $8.2 million, or 20.4%, to $48.7 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased Real-Time Services revenue by $2.8 million. Excluding the impact of foreign exchange, Real-Time Services revenue increased by $5.5 million, or 13.5%, primarily due to continued strong new sales of 7ticks services to new customers including increased revenue related to new customer implementations.

Revenue for our BondEdge Solutions business remained relatively unchanged in the three months ended June 30, 2011 compared with the same period in 2010. The impact of foreign exchange was insignificant as revenue growth for this business, which was primary related to product upgrades by existing customers, was offset by cancellations.

Active Trader Services

During the three months ended June 30, 2011, revenue within the Active Trader Services segment decreased by $0.1 million or less than 0.7% to $19.9 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased revenue by $0.5 million; therefore, excluding the impact of foreign exchange, revenue within the Active Trader Services segment decreased $0.6 million, or 3.2%, compared with the three months ended June 30, 2010. This revenue decrease was primarily related to a 3.7% period-over-period decline in the number of subscribers due largely to challenging market conditions in the traditional active trader marketplace.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non-GAAP)	2011 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$75,509	$67,119	12.5%	$(2,688)	$72,821	8.5%

Cost of services expenses increased by $8.3 million or 12.5%, to $75.5 million during the three months ended June 30, 2011 compared with the same period in 2010. The change in foreign exchange rates increased cost of services expense by $2.7 million. Excluding the impact of foreign exchange, cost of services expenses increased by $5.7 million, or 8.5% primarily based on increases in hardware maintenance expense of $1.2 million, consulting expense of $1.6 million and communications and data acquisition costs totaling approximately $2.3 million. Cost of services expense as a percentage of revenue was 34.9% in the three months ended June 30, 2011compared with 34.6% in the same period in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non-GAAP)	2011 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$61,621	$73,165	(15.8)%	$(2,047)	$59,574	(18.6)%

During the three months ended June 30, 2010, selling, general and administrative expenses decreased by $11.5 million, or 15.8%, to $61.6 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $2.0 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $13.6 million or 18.6%. The period-over-period decrease in expense is primarily related to approximately $10.5 million of non-recurring strategic review costs, consisting primarily of legal and other professional services incurred in the six months ended June 30, 2010 related to the Merger. Selling, general, and administrative expenses as a percentage of revenue was 28.5% in the three months ended June 30, 2011 compared with 37.7% for the same period in 2010.

Depreciation

	Three Months Ended June 30,
(In Thousands)	2011	2011	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non-GAAP)	2011 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$10,594	$9,743	8.7%	$(250)	$10,344	6.2%

During the three months ended June 30, 2011, depreciation expense increased by $0.9 million or 8.7%, to $10.6 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased depreciation expense by $0.3 million. Excluding the impact of foreign exchange, depreciation expense increased by $0.6 million or 6.2%. The increase is mainly due to the net impact of higher fair values ascribed to property and equipment as a result of the Merger.

Amortization

	Three Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	2011 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$48,417	$8,407	475.9%	$(1,357)	$47,060	459.8%

During the three months ended June 30, 2011, amortization expense increased by $40.0 million or 475.9%, to $48.4 million compared with the three months ended June 30, 2010. The change in foreign exchange rates increased amortization expense by $1.4 million. Excluding the impact of foreign exchange, amortization expense increased by $38.7 million, or 459.8%. The increase in amortization is primarily attributed to the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger. Intangible asset balances increased by approximately $1,800 million as a result of the Merger compared with pre-Merger levels. Based on this, we expect that the period over period comparisons should continue to reflect significant increases in amortization expense until comparison is being made to only post-Merger reporting periods.

In December of 2010, we determined that as a result of the development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. The completed technologies were expected to have a remaining useful life through June 30, 2012. In August of 2011, we determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are expected to have a useful life that will extend for 12-18 months beyond June 30, 2012. We are currently assessing the expected new life and the impact on its future results of operations and expect to account for this change in estimate beginning August 2011.

Other Consolidated Financial Information

Income from operations decreased by $15.3 million, or 43.1%, to $20.2 million during the three months ended June 30, 2011 compared with the same period in 2010 and Income before income taxes decreased by $57.0 million, or 158.0%, to a loss of $20.9 million when comparing the same periods. The factors that impacted those decreases are discussed above.

Net interest expense was $38.7 million in the three months ended June 30, 2011 compared with net interest income of $0.3 million for the comparable period in 2010. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2,045.0 million. Refer to Note 16 “Debt” in our unaudited condensed consolidated financial statements in Item 1 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations. Prior to the Merger, we had no debt.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended June 30, 2011, our quarterly effective tax rate after discrete items was a 51.9% benefit as compared to 30.2% expense for the three months ended June 30, 2010. The estimated annual effective tax rate for the three months ended June 30, 2011 was a 52.7% benefit, excluding the net discrete tax expense of $0.2 million recorded in the three months ended June 30, 2011.

The change in the quarter ended June 30, 2011 estimated annual effective tax rate in relation to the same period in the prior year effective tax rate is primarily related to interest and amortization expense in the post-Merger period related to the post-Merger debt and the increase in value ascribed to intangible assets in purchase accounting which resulted in a pretax loss in the United States (“US”), an increase in income generated in lower tax jurisdictions and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

During the three months ended June 30, 2011 we recorded approximately $0.1 million of interest and penalties related to our unrecognized tax benefits.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

	Revenue
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2011 Adjusted Revenue (Non-GAAP) % Change
Institutional Services:
Pricing and Reference Data	$274,722	$251,546	9.2%	$(4,672)	$270,050	7.4%
Real-Time Services	95,977	81,982	17.1%	(3,172)	92,805	13.2%
BondEdge Solutions	17,182	17,081	0.6%	(8)	17,174	0.5%

Total Institutional Services	387,881	350,609	10.6%	(7,852)	380,029	8.4%
Total Active Trader Services	39,919	40,249	(0.8%)	(683)	39,236	(2.5)%

TOTAL REVENUE	$427,800	$390,858	9.5%	$(8,535)	$419,265	7.3%

During the six months ended June 30, 2011, total revenue increased by $36.9 million, or 9.5%, to $427.8 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased total revenue by $8.5 million. Excluding the impact of foreign exchange, total revenue increased by $28.4 million, or 7.3% to $419.3 million. The impact of foreign exchange is primarily related to the weakening of the US dollar against the British Pound Sterling and the Euro. The purchase price allocation adjustment to deferred revenue decreased revenue by $0.9 million during the six months ended June 30, 2011. Refer to Note 2, “Merger” to our financial statements in Item 1 for additional information.

Institutional Services

During the six months ended June 30, 2011, revenue within the Institutional Services segment increased by $37.3 million, or 10.6%, to $387.9 million compared with the same period in 2010. The change in foreign exchange rates increased Institutional Services revenue by $7.9 million. Excluding the impact of foreign exchange, Institutional Services revenue grew $29.4 million, or 8.4%. The details of the changes in revenue by business are discussed below.

Revenue for the Pricing and Reference Data business increased by $23.2 million, or 9.2%, to $274.7 million in the six months ended June 30, 2011 compared with the same period in 2010. The change in foreign exchange rates increased Pricing and Reference Data revenue by $4.7 million. Excluding the impact of foreign exchange, Pricing and Reference Data revenue grew $18.5 million, or 7.4%, primarily due to growth in the United States and Europe stemming from new sales to existing customers and, to a lesser extent, new customers combined with high retention levels, favorable usage-related revenue trends, and the impact of annual price increases.

During the six months ended June 30, 2011, revenue for the Real-Time Services business increased by $14.0 million, or 17.1%, to $96.0 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased Real-Time Services revenue by $3.2 million. Excluding the impact of foreign exchange, Real-Time Services revenue increased by $10.8 million, or 13.2%, primarily due to continued strong new sales of 7ticks services to new customers including increased revenue related to new customer implementations.

Revenue for our BondEdge Solutions business remained relatively unchanged in the six months ended June 30, 2011 compared with the same period in 2010. The impact of foreign exchange was insignificant as revenue growth for this business, which was primarily related to product upgrades by existing customers, was offset by cancellations.

Active Trader Services

During the six months ended June 30, 2011, revenue within the Active Trader Services segment decreased by $0.3 million or less than 0.8% to $39.9 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased revenue by $0.7 million; therefore, excluding the impact of foreign exchange, revenue within the Active Trader Services segment decreased by $1.0 million, or 2.5%, compared with the six months ended June 30, 2010. This revenue decrease was primarily related to 3.7% period-over-period decline in the number of subscribers due largely to challenging market conditions in the traditional active trader marketplace.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Six Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non-GAAP)	2011 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$146,949	$134,802	9.0%	$(2,989)	$143,960	6.8%

Cost of services expenses increased by $12.2 million or 9.0%, to $147.0 million during the six months ended June 30, 2011 compared with the same period in 2010. The change in foreign exchange rates increased cost of services expense by $3.0 million. Excluding the impact of foreign exchange, cost of services expenses increased by $9.2 million, or 6.8% primarily based on increases in hardware maintenance expense of $3.7 million, consulting expense of $1.9 million and communications costs totaling approximately $3.9 million. Cost of services expense as a percentage of revenue was 34.4% in the six months ended June 30, 2011 compared with 34.5% in the same period in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Six Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non-GAAP)	2011 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$126,236	$139,712	(9.7)%	$(2,553)	$123,683	(11.5)%

During the six months ended June 30, 2011, selling, general and administrative expenses decreased by $13.5 million, or 9.7%, to $126.2 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $2.6 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $16.0 million or 11.5%. The period-over-period decrease in expense is primarily related to approximately $11.9 million of non-recurring strategic review costs, consisting primarily of legal and other professional services costs incurred in the six months ended June 30, 2010 related to the Merger coupled with reduced pension costs of approximately $2.1 million in 2011 due to the termination of the United States pension plan as part of the Merger. Selling, general, and administrative expenses as a percentage of revenue was 29.5% in the six months ended June 30, 2011, compared with 35.7% for the same period in 2010.

Depreciation

	Six Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non-GAAP)	2011 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$20,592	$19,300	6.7%	$(291)	$20,301	5.2%

During the six months ended June 30, 2011, depreciation expense increased by $1.3 million or 6.7%, to $20.6 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased depreciation expense by $0.3 million. Excluding the impact of foreign exchange, depreciation expense increased by $1.0 million or 5.2%. The increase is mainly due to the net impact of higher fair values ascribed to property and equipment as a result of the Merger.

Amortization

	Six Months Ended June 30,
(In Thousands)	2011	2010	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	2011 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$96,315	$17,050	465.0%	$(1,743)	$94,572	454.7%

During the six months ended June 30, 2011, amortization expense increased by $79.3 million or 465.0%, to $96.3 million compared with the six months ended June 30, 2010. The change in foreign exchange rates increased amortization expense by $1.7 million. Excluding the impact of foreign exchange, amortization expense increased by $77.5 million, or 454.7%. The increase in amortization is primarily attributed to the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger. Intangible asset balances increased by approximately $1,800 million as result of the Merger compared with pre-Merger levels. Based on this, we expect that the period over period comparisons should continue to reflect significant increases in amortization expense until comparison is being made to only post-Merger reporting periods.

In December of 2010, we determined that as a result of the development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. The completed technologies were expected to have a remaining useful life through June 30, 2012. In August of 2011, we determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are expected to have a useful life that will extend for 12-18 months beyond June 30, 2012. We are currently assessing the expected new life and the impact on its future results of operations and expect to account for this change in estimate beginning August 2011.

Other Consolidated Financial Information

Income from operations decreased by $42.3 million, or 52.9%, to $37.7 million during the six months ended June 30, 2011 compared with the same period in 2010 due to the factors discussed above.

Net interest expense was $80.6 million in the six months ended June 30, 2011 compared with net interest income of $0.6 million for the comparable period in 2010 based on the new indebtedness incurred in connection with the Merger and February 2011 refinancing as described Note 16 “Debt” in our unaudited consolidated financial statements in Item 1. Prior to the Merger, we had no debt.

Income before income taxes decreased by $151.9 million, or 188.0%, to a loss of $71.1 million in the six months ended June 30, 2011 compared with the same period in 2010 due to the factors discussed above and a loss on extinguishment of debt in the amount of $25.5 million related to our February 2011 refinancing of our Term Loan Facility as described in Note 16 “Debt” in our unaudited consolidated financial statements in Item 1.

Income Taxes

For the six months ended June 30, 2011, our quarterly effective tax rate after discrete items was a 47.6% benefit as compared to 32.3% expense for the six months ended June 30, 2010. The estimated annual effective tax rate for the six months ended June 30, 2011 was a 48.2% benefit, excluding the net discrete tax expense of $0.4 million recorded in the first six months of 2011.

Similar to the three month periods ended June 30, 2011 and 2010, the change in the estimated annual effective tax rate for the six months ended June 30, 2011 compared with the same period in 2010 is primarily related to interest and amortization expense in the post-Merger period related to the post-Merger debt and the increase in value ascribed to intangible assets in purchase accounting which resulted in a pretax loss in the United States, an increase in income generated in lower tax jurisdictions and a tax benefit for the US research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

There were no material changes to our unrecognized tax benefits during the three or six months ended June 30, 2011. As of June 30, 2011, we had a total unrecognized tax benefit of approximately $12.5 million which would affect our effective tax rate if recognized and we believe that it is reasonably possible that approximately $1.0 million of our unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and as of June 30, 2011, the Company has approximately $0.6 million of accrued interest related to unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Generally, the 2007 through July 29, 2010 tax years remain subject to examination for federal, 2006 through 2009 for significant states, and 2004 through 2010 for foreign tax authorities.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $188.0 million and had $155.5 million available under our revolving credit facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. In connection with the Merger, we incurred indebtedness totaling $2,032.0 million. During the six months ended June 30, 2011, we refinanced a portion of the debt, incurring additional indebtedness of $21.7 million when factoring in principal payments made on the legacy debt prior to the refinancing. Note 16 “Debt” in the Notes to the unaudited consolidated financial statements in Item 1 and the discussion below provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of June 30, 2011:

(in thousands)	As of June 30, 2011
Revolving credit facility(1)	$—
Term loan facility(2)	1,341,638
Senior unsecured notes	700,000

Total indebtedness	$2,041,638

(1)	Our revolving credit facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of June 30, 2011).
(2)	In connection with the Merger, we entered into a $1,330.0 million aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39.9 million, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan. In February 2011, we refinanced the senior secured term loan facility, increasing the aggregate principal to $1,345.0 million and the term to a 7 year maturity. We paid $13.2 million in premium to refinance the debt of which $10.4 million will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan and $2.8 million was expensed as a loss on extinguishment of debt in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2011.

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	Successor	Predecessor
	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flow provided by (used in):
Operating activities	$69,625	$101,742
Investing activities	(17,866)	(30,699)
Financing activities	9,845	6,088
Effect of exchange rates on cash balances	2,708	(14,141)

Net increase in cash and cash equivalents	$64,312	$62,990

Operating Activities

Net cash provided by operating activities decreased by $32.1 million, or 31.6%, to $69.6 million for the six months ended June 30, 2011 from $101.7 million for the six months ended June 30, 2010. The unfavorable variance of $32.1 million was primarily driven by interest payments on debt in 2011 of approximately $72 million. There were no interest payments in 2010. Offsetting the unfavorable variance related to interest payments were favorable variances related to taxes of $23 million. In 2010, we paid taxes of approximately $17 million, while in 2011 our cash taxes generated a net inflow of $6 million. We also had a favorable cash flow variance in 2011 of approximately $11 million related to merger-related transaction costs paid in 2010 that we did not incur in 2011. The remaining $6 million favorable variance in 2011 is a result of various positive operating cash flows.

In the foreseeable future we would expect to continue to see large increases in our cash flows relates to depreciation and amortization and amortization of our deferred financing costs and accretion on our notes when compared with pre-Merger periods. These fluctuations should stabilize as we start presenting comparable post-Merger periods in our future filings. Furthermore, we do not expect to be a cash taxpayer in 2011 based on our results of operations to date and expected results for the remainder of the year.

Investing Activities

When compared with the six months ended June 30, 2010, net cash used in investing activities decreased by $12.8 million, or 41.8%, to $17.9 million in the six months ended June 30, 2011. Approximately $8.7 million of the period over period difference is attributed to prior year activities including a $30.0 million cash outflow related to the acquisition of 7ticks LLC being offset by a net $21.2 million cash inflow related to marketable securities transactions. The remainder of the difference between the periods is made up of an approximate $4.1 million decrease in fixed asset purchases in the same period in 2011 compared with 2010. We would expect fluctuations of cash flows from investing activities to include similar variances in future reporting periods until the comparable periods are both post-Merger.

We have no material capital expenditure commitments and we expect that capital expenditures for the remainder of 2011 will not vary significantly from recent years.

Financing Activities

When compared with the six months ended June 30, 2010, net cash provided by financing activities increased by $3.8 million, or 61.7%, to $9.9 million in the six months ended June 30, 2011. The period over period cash flows are not directly comparable as the key drivers of the net $6.1 million cash inflow during the six months ended June 30, 2010 are stock option exercises and dividend payments; neither of which are applicable to the same period in 2011. Similarly, the cash flows provided by financing activities in the comparable 2011 period primarily relate to issuance of our parent company restricted stock and servicing of our debt; neither of which were applicable to the six months ended June 30, 2010. In the six months ended June 30, 2011, the primary driver of our cash provided by financing activities is cash received from issuance of parent company restricted stock. During this period, our cash flows provided by this activity were $11.9 million and were partially offset by cash flows related to servicing our debt including a principal payment of $3.4 million offset by a net cash inflow of $1.4 million related to the refinancing of our debt that occurred in February 2011 as discussed in Note 16 “Debt” in the Notes to the condensed consolidated financial statements. In the foreseeable future, we expect our cash flows from financing activities to primarily relate to servicing of our debt and further issuances of our parent company restricted stock.

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

Prior to the Merger, we paid regular quarterly dividends to our stockholders. Details on the last regular quarterly dividend paid under this program are as follows:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2010	March 3, 2010	Regular (cash)	$0.20	$18,964

These cash dividends were paid from our existing cash resources.

We did not repurchase any outstanding shares of common stock under the stock buyback program in 2010 and no such program exists in 2011.

Debt related to the Merger

Overview

On July 29, 2010, in connection with the Merger, we entered into several new debt instruments totaling $2,190.0 million. Details of each instrument are described below. Fees totaling $74.7 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in Deferred Financing Costs on the Consolidated Balance Sheet of the Successor. These costs are being amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

On February 11, 2011, we completed a refinancing of a portion of our debt instruments outstanding.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

In connection with the original Term Loan Facility, on February 11, 2011, we completed a refinancing of our Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the term loan LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a reduction in the term loan LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loan to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loan to June 30, 2011, and

•	an increase in the principal amount of the term loan from $1,330.0 million to $1,345.0 million.

This is addition to an existing $160.0 million senior secured revolving credit facility maturing July 29, 2015.

Interest Rate and Fees

Interest on the refinanced facilities discussed above is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate published by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 16 “Debt”). However, we made an irrevocable election to pay interest for the Term Loan Facility solely under option (a). In September, 2010, we designated as accounting hedges three forward starting interest rate caps related to the senior secured term loan facility with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps are not effective until September 30, 2011, and accordingly do not impact the interest rate on the debt at June 30, 2011 (Refer to Note 17 “Derivatives”). As part of the refinancing of our Senior Secured Credit Facility discussed in Note 16 “Debt”, we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced 0.50% subject to us reducing our leverage to specified ratios.

Installments

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the senior secured term loan facility with the balance being payable on the final maturity date. Related to the refinancing in the first quarter of 2011, The first principal installment of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter.

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

We may voluntarily repay the outstanding loans under the senior secured credit facility at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

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

Senior Notes due 2018

On July 20, 2010, we issued $700.0 million of senior notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. Our first interest payment of $35.9 million was paid on February 1, 2011.

The Senior Notes are our senior unsecured obligations that rank senior in right of payment to future debt; rank equally in right of payment with all of our existing and future senior indebtedness; are effectively subordinated in right of payment to our existing and future secured obligations, including indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such obligations; and are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries (other than indebtedness and liabilities owed to us or one of our guarantor subsidiaries).

On May 9, 2011, we filed a registration statement with the Securities and Exchange Commission on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day we launched an exchange offer whereby we offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior Notes. We did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”.

Guarantees

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

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. (Refer to Note 16, “Debt” for further details.) In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our senior secured credit facility and senior notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
2011	$6,725
2012	13,450
2013	13,450
2014	13,450
2015	13,450
2016 and thereafter	1,981,113

Total	$2,041,638

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	($ in thousands)
	2011 Successor	2010 Predecessor	2011 Successor	2010 Predecessor
Net (Loss) Income	$(10,067)	$25,157	$(37,253)	$54,682
Interest expense (income)	38,738	(337)	80,635	(605)
Other loss (income)	2,387	(171)	2,738	(206)
Income tax (benefit) expense	(10,855)	10,887	(33,862)	26,123
Depreciation and amortization	59,011	18,150	116,907	36,350

EBITDA	79,214	53,686	129,165	116,344
Adjustments:
Stock-based compensation	1,020	3,260	1,788	6,657
Merger costs	—	11,894	—	15,295
Other non-recurring charges (2)	745	—	26,656	217
Other charges (3)	704	(157)	913	(151)
Pro forma cost savings (4)	7,500	7,500	15,000	15,000

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$89,183	$76,183	$173,522	$153,362

(1)	Interactive Data’s adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course. In addition to excluding the aforementioned items, Interactive Data’s Pro Forma adjusted EBITDA also reflects other adjustments permitted under our senior secured credit facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our senior secured credit facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

We believe that the inclusion of information on the adjustments to EBITDA applied in determining Covenant EBITDA is useful additional information to investors regarding certain items we believe will materially impact future results of operations, that we do not expect to reoccur or that we do not expect will continue at the same level in the future. The exclusion of items from Covenant EBITDA is not intended to indicate that management does not believe such items will occur in the future. Covenant EBITDA includes a cost savings allowance related to projected cost savings expected to be achieved in the future. Specifically, Covenant EBITDA can include up to $30.0 million of projected cost savings for specified actions initiated on or prior to July 29, 2012, to the extent we believe such savings will be realized prospectively and are not already realized in EBITDA. The aggregate amount of cost savings added back when determining Covenant EBITDA in any four consecutive quarters is calculated on a pro forma basis as though such cost savings had been realized on the first day of the consecutive four quarter period. EBITDA and Covenant EBITDA are also used by management as measures of liquidity.

Since not all companies use identical EBITDA or Covenant EBITDA calculations, our EBITDA and Covenant EBITDA may not be comparable to other similarly titled metrics used by other companies. We believe the non-GAAP financial measures we provide to investors supplement GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2010.

Commitments and Contingencies

As of June 30, 2011, there have been no material changes to our commitments and contingencies since December 31, 2010 except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 2 “Merger” and Note 16 “Debt” in the Notes to the unaudited consolidated financial statements in Item 1. (See Note 19 in the Notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.)

We are involved in litigation and are the subject of claims made from time to time in the ordinary course of business with a portion of the defense and/or settlement costs in some such cases being covered by various commercial liability insurance policies. In addition, we are audited by our third-party data suppliers from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Fair Value Measurement

In April 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding ASC Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 will become effective for us January 1, 2012. We are currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on our financial position, results of operations or cash flows.

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

As a result of completing the merger and related financing transactions on July 29, 2010 (the “Transactions”), and the refinancing on February 11, 2011, we became highly leveraged. As of June 30, 2011, our total indebtedness was $2,042.0 million and available credit under our senior secured revolving credit facility was $155.5 million (after giving effect to $4.5 million of letters of credit that were outstanding as of June 30, 2011).

The following chart shows our level of indebtedness and certain other information as of June 30, 2011 after giving effect to the Transactions.

(in thousands)	As of June 30, 2011
Revolving credit facility	$—
Term loan facility (1)	1,341,638
Senior unsecured notes	700,000

Total indebtedness	$2,041,638

(1)	We refinanced our term loan facility for an aggregate principal amount of $1,345.0 million senior secured term loan facility with a 7.0-year maturity. The refinanced term loan was issued at a 3%, or $39.9 million, original issue discount, and we incurred a 1% premium of $13.2 million in connection with the refinancing, of which $10.4 million will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan and $2.8 million was expensed as a loss on extinguishment of debt in our Condensed Consolidated Statement of Operations for the six month period ended June 30, 2011.

Our high degree of leverage could have important consequences for holders of senior unsecured notes, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

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

Total revenue for the three and six months ended June 30, 2011 and 2010 and long lived assets as of June 30, 2011 and December 31, 2010 by geographic region outside the United States, is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,
	2011	2010
Revenue:
United Kingdom	$20,647	$17,353
All other European countries	31,851	27,059
Asia Pacific	9,198	7,578

Total	$61,696	$51,990

	Successor	Predecessor
	Three Months Ended June 30,
	2011	2010
Revenue:
United Kingdom	$41,103	$36,326
All other European countries	61,769	56,546
Asia Pacific	18,033	15,375

Total	$120,905	$108,247

	As of
	June 30,	December 31,
	2011	2010
Long-Lived Assets:
United Kingdom	$616,075	$108,375
All other European countries	171,185	96,326
Asia Pacific	176,708	36,380

	$963,968	$241,081

Interest Rate Risk

We historically invested excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and marketable securities. The money market fund accounts and marketable securities consist of high credit quality municipal obligations; accordingly, we are exposed to market risk related to changes in interest rates. The Merger has had a material impact on our interest rate risk due to newly issued variable rate debt and associated interest rate caps. As of June 30, 2011, we had $1,342.0 million of debt under our senior secured credit agreement, which is based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 4.75% at June 30, 2011, our minimum interest rate is set at 1.25% (plus an applicable percentage). An increase of 1% in our variable rate above our June 30, 2011 floor of 1.25% would increase our annual interest expense by approximately $7.0 million. As of September 30, 2011, approximately 52% of this exposure is hedged with the interest rate caps. Please refer to Note 17 “Derivatives”, Note 16 “Debt” and the Liquidity section of the MD&A above for further discussion of our debt and derivatives. Prior to the Merger, we did not have any debt.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

10.1	Director Compensation Agreement between Andrew Prozes and Igloo Holdings Corporation.**

10.2	Restricted Stock Grant Notice and Agreement dated May 13, 2011, between Andrew Prozes and Igloo Holdings Corporation.**

10.3	Confidentiality Agreement dated May 5, 2011, executed by Andrew Prozes.

10.4	Form of Option Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2011).**

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described

**	Indicates Management contract or compensation plan or arrangement

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION (Registrant)

Dated: August 9, 2011	By:	/s/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: August 9, 2011	By:	/s/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer