Form 10-Q
period 2011-09-30
INTERACTIVE DATA CORP/MA/
filed 2011-11-08
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 4, 2011.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and the Period July 30, 2010 through September 30, 2010 for the Successor and the Period July 1, 2010 through July 29, 2010 for the Predecessor	3
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2011 and the Period July 30, 2010 through September 30, 2010 for the Successor and the Period January 1, 2010 through July 29, 2010 for the Predecessor	4
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 for the Successor	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the Nine Months Ended September 30, 2011 for the Successor	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and the Period July 30, 2010 through September 30, 2010 for the Successor and the Period January 1, 2010 through July 29, 2010 for the Predecessor	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	49

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	50

Item 4.	Reserved	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Signatures		52

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from July 1 through July 29, 2010
REVENUE	$217,850	$134,261	$63,686
COSTS AND EXPENSES:
Cost of services	72,081	47,435	27,097
Selling, general and administrative	63,853	38,640	33,793
Merger costs	—	63,379	37,439
Depreciation	9,601	5,926	3,204
Amortization	41,540	24,280	2,668

Total costs and expenses	187,075	179,660	104,201

INCOME (LOSS) FROM OPERATIONS	30,775	(45,399)	(40,515)
Interest (expense) income, net	(38,390)	(31,269)	156
Other income, net	30	703	42

LOSS BEFORE INCOME TAXES	(7,585)	(75,965)	(40,317)
Income tax benefit	(17,433)	(27,703)	(8,109)

NET INCOME (LOSS)	$9,848	($48,262)	($32,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from January 1 through July 29, 2010
REVENUE	$645,650	$134,261	$454,544
COSTS AND EXPENSES:
Cost of services	219,030	47,435	161,899
Selling, general and administrative	190,089	38,640	158,210
Merger costs	—	63,379	52,734
Depreciation	30,193	5,926	22,504
Amortization	137,855	24,280	19,718

Total costs and expenses	577,167	179,660	415,065

INCOME (LOSS) FROM OPERATIONS	68,483	(45,399)	39,479
Interest (expense) income, net	(119,025)	(31,269)	760
Other (expense) income, net	(2,708)	703	249
Loss on extinguishment of debt	(25,450)	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(78,700)	(75,965)	40,488
Income tax (benefit) expense	(51,295)	(27,703)	18,014

NET (LOSS) INCOME	$(27,405)	($48,262)	$22,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	Successor	Successor
	September 30, 2011	December 31, 2010
ASSETS
Assets:
Cash and cash equivalents	$217,191	$123,704
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,612 and $6,618 at September 30, 2011 and December 31, 2010, respectively	119,057	107,067
Due from parent	—	7,500
Prepaid expenses and other current assets	31,855	21,079
Income tax receivable	5,940	40,764
Deferred income taxes	13,299	7,574

Total current assets	387,342	307,688

Property and equipment, net	110,678	110,386
Goodwill	1,638,068	1,638,268
Intangible assets, net	1,856,742	1,994,461
Deferred financing costs, net	56,863	71,827
Other assets	5,756	11,247

Total Assets	$4,055,449	$4,133,877

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$13,751	$22,232
Accrued liabilities	86,659	92,020
Borrowings, current	13,450	10,088
Interest payable	12,314	30,647
Income taxes payable	3,970	5,521
Deferred revenue	33,515	24,296

Total current liabilities	163,659	184,804

Income taxes payable	11,236	11,314
Deferred tax liabilities	627,389	677,793
Other liabilities	56,127	48,130
Borrowings, net of current portion and original issue discount	1,974,143	1,959,365

Total Liabilities	$2,832,554	$2,881,406

Commitments and contingencies (Note 8)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at September 30, 2011 and December 31, 2010	—	—

Additional paid-in-capital	1,331,855	1,327,115
Accumulated loss	(121,668)	(94,263)

Accumulated other comprehensive income	12,708	19,619

Total stockholders’ equity	1,222,895	1,252,471

Total Liabilities and Equity	$4,055,449	$4,133,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471	$—

Stock-based compensation (Note 4)	—	—	2,740	—	—	2,740	—

Other comprehensive income (Note 14)	—	—	—	—	(6,911)	(6,911)	(6,911)

Equity contribution from parent company (Note 12)	—	—	2,000	—	—	2,000	—

Net loss	—	—	—	(27,405)	—	(27,405)	(27,405)

Balance, September 30, 2011	10	—	1,331,855	$(121,668)	$12,708	$1,222,895	$(34,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from January 1 through July 29, 2010
Cash flows from operating activities:
Net (loss) income	$(27,405)	$(48,262)	$22,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	168,048	30,206	42,222
Amortization of discounts and premiums on marketable securities, net	—	—	766
Amortization of deferred financing costs and accretion of notes discounts	13,386	3,313	—
Deferred income taxes	(54,586)	(25,856)	7,270
Excess tax benefits from stock-based compensation	—	—	(3,625)
Stock-based compensation	2,740	783	23,985
Non-cash interest expense	—	331	—
(Recovery) provision for doubtful accounts and sales credits	(7)	37	103
Loss on dispositions of fixed assets	124	1	114
Loss on extinguishment of debt	25,450	—	—
Changes in operating assets and liabilities, net	(8,576)	19,927	(89,819)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	119,174	(19,520)	3,490

Cash flows from investing activities:
Purchase of fixed assets	(30,803)	(8,241)	(26,395)
Business acquisitions, net of acquired cash	19	(2,361)	(29,923)
Acquisition of Interactive Data Corporation and Subsidiaries	—	(3,374,155)	—
Purchase of marketable securities	—	—	(64,136)
Proceeds from maturities and sales of marketable securities	—	—	159,428

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(30,784)	(3,384,757)	38,974

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	—	28,397
Common stock cash dividends paid	—	—	(18,964)
Excess tax benefits from stock-based compensation	—	—	3,625
Proceeds from issuance of long-term debt, net of issuance costs	1,358	1,899,670	—
Principal payments on long-term debt	(6,726)	(5,325)	—
Investment by parent company	—	1,353,969	—
Proceeds from issuance of restricted parent company common stock and capital contributions	11,850	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,482	3,248,314	13,058

Effect of change in exchange rates on cash and cash equivalents	(1,385)	3,109	(8,748)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,487	(152,854)	46,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,704	256,720	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,191	$103,866	$256,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Guarantor Subsidiaries disclosure included in Note 21 includes certain current period adjustments to prior period equity earnings of subsidiaries balances in order to make them consistent with the current year presentation. These adjustments do not impact the Company’s balance sheet, consolidated results of operations or cash flows for any period presented.

The accompanying Condensed Consolidated Statements of Operations and Cash Flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger (January 1, 2010 through July 29, 2010) and the period succeeding the Merger (July 30, 2010 through September 30, 2011), respectively. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-Q, for both the Predecessor and Successor periods. The Company applied the acquisition method on the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

4.	Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the three- and nine-month periods ended September 30, 2011 and the period from July 30, 2010 through September 30, 2010 for the Successor and the periods from July 1, 2010 through July 29, 2010 and from January 1, 2010 through July 29, 2010 for the Predecessor, we recognized stock-based compensation expense under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) as follows (in thousands):

	Successor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from July 1 through July 29, 2010	Nine Months Ended September 30, 2011	Period from January 1 through July 29, 2010

Cost of services	$490	$—	$5,941	$1,290	$7,894
Selling, general and administrative	462	783	11,387	1,450	16,091

Stock-based compensation expense before income taxes	952	783	17,328	2,740	23,985
Income tax benefit	362	337	9,245	1,045	11,321

Stock-based compensation expense after income taxes	$590	$446	$8,083	$1,695	$12,664

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the period from January 1, 2010 through July 29, 2010, $3.6 million of excess tax benefits were classified as a financing cash inflow (and corresponding operating cash outflow). There were no excess tax benefits realized for the nine-month period ended September 30, 2011, or the period from July 30, 2010 through September 30, 2010, as no stock related activity that would result in an excess benefit/deficit occurred. Additionally, included in the periods from July 1, 2010 through July 29, 2010 and January 1, 2010 through July 29, 2010 is $17.3 million of stock based compensation expense resulting from the acceleration of unvested stock based awards in connection with the Merger.

Assumptions and Fair Values

In the Predecessor period, stock based compensation awards entitled the recipient to obtain shares of Company common stock. In the Successor period, stock based compensation awards entitle the recipient to obtain shares of Parent common stock.

Predecessor

In Predecessor periods, the estimated fair value of stock options granted was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporated various assumptions to value stock-based awards. The risk-free interest rate was based on the implied yield then currently available on zero-coupon U.S. Treasury issues at the time of the grant, whose remaining maturity period equaled the stock award’s expected term assumption. Expected volatility of the common stock was based on the historical volatility of the common stock price over the expected term of the option. The expected term was based on an analysis of historical exercise behavior and post-vest termination data. The expected dividend yield reflected the historical dividend yield, excluding special dividends, and was calculated by annualizing the quarterly cash dividends declared by the Predecessor’s Board of Directors divided by the closing price of the common stock on the declaration date of each dividend. Forfeiture rates were based on the Company’s historical forfeitures of stock options.

There were no options granted during the period from January 1, 2010 through July 29, 2010.

Successor

In Successor periods, the estimated fair value of stock options granted with service based conditions are calculated using a Black-Scholes model. The estimated fair value of the options granted in the Successor financials with performance or market based vesting conditions were estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of the common shares of Parent, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Stock options with performance or market based vesting conditions generally become exercisable based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with market based and performance based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices for awards with market based conditions.

For stock options with performance or market based vesting conditions such as a change in control or a public offering of Parent common stock, the Company considers the probability of the condition being achieved and, in the case of a market condition, considers a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

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

For share based awards granted in the period from January 1, 2011 through August 31, 2011 and the period from July 30, 2010 through September 30, 2010, the value of Parent common stock used in determining the compensation expense related to such awards was based on the Board of Directors’ estimate of the fair value. The Board of Directors’ estimate was consistent with the fair value determinations for the Successor period ended December 31, 2010 and was corroborated by a valuation analysis performed by an independent third party valuation specialist concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010.

For share based awards granted during September 2011, the Board of Directors of the Company valued Parent common stock at $1.10 per share. This valuation was based on an independent valuation report obtained from a third party valuation specialist using generally accepted valuation methodologies. The results of the valuation, which was as of August 31, 2011, was used for determining the compensation expense related to share based awards granted after that date. Unless there are indicators that would suggest that the fair market value (“FMV”) of $1.10 per share is no longer reasonable, the Company intends to use this FMV for determining compensation cost related to future share based awards.

The valuation methodologies used by the Company and its Board of Directors for determining the FMV of Parent common stock used for share based awards in the nine months ended September 30, 2011 included assumptions that involved the use of significant judgments and estimates in employing the discounted cash flows and market based valuation methodologies used during the individual processes. The Company and its Board of Directors included all inputs required by ASC 718 and ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) in the valuations performed by the Company and its independent valuation firm and conclude that such inputs were reasonable and supportable.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees and 0% for executives, to all unvested options as of September 30, 2011. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the nine months ended September 30, 2011 or for the period from July 30, 2010 through September 30, 2010, for options with market based and performance based vesting features. These options become exercisable on a change in control or public offering of Parent common stock. Compensation expense associated with these awards will be recognized upon such an event.

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

The grant date fair value of stock options granted for the nine months ended September 30, 2011 under the Parent 2010 Stock Incentive Plan (the “Plan”) was estimated using the following assumptions:

Successor
Nine Months Ended September 30, 2011
Risk free interest rate	2.5%
Expected term (in years)	6.2
Weighted average expected volatility	79.5%
Expected dividend yield	0.0%
Weighted average fair value of underlying Parent’s shares	$1.01

The weighted average grant-date fair value of options granted under the Plan for the nine months ended September 30, 2011 was $0.56.

Unrecognized compensation expense, net of forfeitures, as it relates to the Plan at September 30, 2011 is $62.0 million, of which $14.1 million relates to awards that become exercisable based on service based vesting conditions. Compensation expense for these awards will be recognized over an implicit and/or explicit weighted average service period of 4.1 years. The remaining $47.9 million of unrecognized compensation expense recorded for the Plan as it relates to awards that vest upon meeting certain performance conditions (a change in control or a public offering of Parent common stock). Compensation expense for these awards will be recognized upon attainment of a performance condition.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the nine months ended September 30, 2011, is presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2010	77,429		$1.00	9.7
Granted	53,584		1.01	9.3
Exercised	—		—	—
Forfeited	(4,900)		1.00	9.3
Expired	—		—	—

Outstanding at September 30, 2011	126,113		$1.00	9.1	$—

Vested and unvested expected to vest at September 30, 2011	118,388	$		9.1	$—
Exercisable at September 30, 2011	—		$—	—	$—

A summary of the status and activity for restricted stock units under the Plan for the nine months ended September 30, 2011, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Unvested at December 31, 2010	34,500	$0.65	N/A
Granted	2,350	$0.74
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at September 30, 2011	36,850	$0.66	N/A	—

Restricted Stock Liability

Subsequent to the Merger, certain executives, who are considered employees of the Company, purchased or were granted an aggregate of 36.9 million shares of Parent common stock for one dollar ($1.00) per share. These shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to repurchase the shares from the employees at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds Parent received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million and $34.5 million have been recorded in other liabilities on the Company’s Condensed Consolidated Balance

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sheets as of September 30, 2011 and December 31, 2010, respectively. Furthermore, due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The repurchase rights lapse on a change in control or public offering of the Parent, at which point compensation expense associated with these awards, will be recognized.

Unrecognized compensation expense as it relates to the Successor’s restricted stock is $24.2 million at September 30, 2011.

5.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of cash deposits held at financial institutions. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents. The Company held no marketable securities, excluding $4.4 million of assets in a rabbi trust account as part of a deferred compensation plan, at September 30, 2011 or December 31, 2010. Assets in the rabbi trust are included in Other Current Assets in the Condensed Consolidated Balance Sheets.

6.	Fair Value Measurements

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

The three levels of the fair value hierarchy established by ASC 820 in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities required under ASC 820 as of September 30, 2011:

	00000000	00000000	00000000	00000000
	September 30, 2011
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Other (1)	$4,410	$—	$—	$4,410

Interest Rate Cap—Derivative (2)	—	772	—	772

Total Assets	$4,410	$772	$—	$5,182

	00000000	00000000	00000000	00000000
	September 30, 2011
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$4,410	$—	$—	$4,410
Contingent Consideration (3)	—	—	8,900	8,900

Total Liabilities	$4,410	$—	$8,900	$13,310

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s interest rate cap derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts. Derivative instruments are included in Other assets, within the Company’s Consolidated Balance Sheet at September 30, 2011 and December 31, 2010. Refer to Note 17, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, of which the current portion is recorded in Accrued liabilities and the long-term portion is recorded in Other liabilities on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Earn-Out

Balance, December 31, 2010	$6,500
Increase in FMV	2,400
Transfers in/out of Level 3	—
Balance, September 30, 2011	$8,900

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions. The carrying value of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, approximate their fair value because of the short maturity of these instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The fair value of the Company’s Senior Notes due 2018 is $759.9 million and $762.6 million at September 30, 2011 and December 31, 2010 respectively, based on market based information available from public sources.

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

Institutional Services

The Company’s Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, the Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. The Pricing and Reference Data business provides an extensive range of financial market data services to securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, referred to as evaluated pricing, on fixed income securities, international equities and other hard-to-value financial instruments. Complementing the evaluated pricing services is a wide range of listed markets pricing and descriptive information, which we call reference data, covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the segment information for the three months and nine months ended September 30, 2011 and the periods from July 1, 2010 through July 29, 2010, July 30, 2010 through September 30, 2010 and January 1, 2010 through July 29, 2010.

Reportable segment financial information is as follows (in thousands):

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from July 1 through July 29, 2010
Revenue (a):
Institutional Services	$198,021	$121,061	$57,437
Active Trader Services	19,829	13,200	6,249

Total	$217,850	$134,261	$63,686

Income (loss) from operations (b):
Institutional Services	$85,662	$47,862	$23,644
Active Trader Services	7,199	4,194	1,016
Corporate and unallocated (c)	(62,086)	(97,455)	(65,175)

Total	$30,775	$(45,399)	$(40,515)

Reconciliation of income (loss) from operations to (loss) before taxes:
Income (loss) from operations (b):	$30,775	$(45,399)	$(40,515)
Interest (expense) income, net	(38,390)	(31,269)	156
Other income, net	30	703	42

Loss before income taxes	$(7,585)	$(75,965)	$(40,317)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from January 1 through July 29, 2010
Revenue (a):
Institutional Services	$585,902	$121,061	$408,045
Active Trader Services	59,748	13,200	46,499

Total	$645,650	$134,261	$454,544

Income (loss) from operations (b):
Institutional Services	$249,380	$47,862	$167,436
Active Trader Services	23,003	4,194	12,725
Corporate and unallocated (c)	(203,900)	(97,455)	(140,682)

Total	$68,483	$(45,399)	$39,479

Reconciliation of income (loss) from operations to (loss) income before taxes:
Income (loss) from operations (b):	$68,483	$(45,399)	$39,479
Interest (expense) income, net	(119,025)	(31,269)	760
Other (expense) income, net	(2,708)	703	249
Loss on extinguishment of debt	(25,450)	—	—

(Loss) income before income taxes	$(78,700)	$(75,965)	$40,488

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenue is net of any inter-segment revenue and represents only revenue from external customers.
(b)	Income (loss) from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker is equal to income from continuing operations before interest and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the United States of America (“U.S.”) and the United Kingdom (“U.K.”), stock-based compensation, costs associated with our Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Successor	Successor
	As of September 30, 2011	As of December 31, 2010

Identifiable assets by reportable segment:

Institutional Services	$3,829,190	$3,874,069

Active Trader Services	115,382	110,828

Corporate and unallocated (d)	110,877	148,980

Total	$4,055,449	$4,133,877

8.	Commitments and Contingencies

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

For the nine months ended September 30, 2011, the Company’s effective tax rate after discrete items was a 65.2% benefit as compared with a 27.3% benefit for the combined nine months ended September 30, 2010. The Company’s effective tax rate for the nine months ended September 30, 2011 was a 54.7% benefit, excluding the net discrete tax benefit of $8.2 million recorded in the nine months ended September 30, 2011. The net discrete benefit for the nine months ended September 30, 2011 was primarily a result of a reduction in the UK tax rate enacted in July 2011 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $5.5 million benefit during the quarter ended September 30, 2011. The discrete benefit was also due to other factors including a tax provision to tax return adjustment with respect to the filing of the prior year’s tax return, the release of tax reserves and interest resulting from expiration of US and UK statutes of limitations.

The change in the nine months ended September 30, 2011 effective tax rate in relation to the prior combined nine months ended September 30, 2010 effective tax rate is primarily related to: expenses incurred in the nine months ended September 30, 2011 related to interest and amortization expense incurred by the Company following the Merger, which resulted in a pretax loss in the U.S.; an increase in income generated in lower tax jurisdictions; and an increased tax benefit for the U.S. research and development credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010 and which expires on December 31, 2011.

In January 2011, the Company received a $10.0 million refund for 2010 estimated tax payments. The Company also received a $15.9 million US Federal tax refund during the three months ended September 30, 2011, as a result of filing carryback returns. A U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits, is expected to be received within the next 12 months and is classified as a current asset in the Company’s September 30, 2011 consolidated balance sheet.

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

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2011. As of September 30, 2011, the Company had approximately $12.0 million of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.2 million of our currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, the Company has approximately $0.7 million of accrued interest related to unrecognized tax benefits.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. Generally, the 2008 through 2010 tax years remain subject to examination for federal returns, 2006 through 2009 for significant state returns, and 2004 through 2010 for foreign tax jurisdictions.

10.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		Successor			Successor
	Weighted Average Amortization Period	September 30, 2011			December 31, 2010
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	3.6 years	$192,193	$(90,646)	$101,547	$192,366	$(25,205)	$167,161

Customer lists	23.8 years	1,562,029	(84,805)	1,477,224	1,562,409	(30,429)	1,531,980
Definite-lived trademarks	7.1 years	1,500	(476)	1,024	1,500	(229)	1,271

Data/ databases	5.0 years	109,544	(25,560)	83,984	109,603	(9,134)	100,469
Exchange relationships	25.0 years	16,933	(790)	16,143	16,953	(283)	16,670

		1,882,199	(202,277)	1,679,922	1,882,831	(65,280)	1,817,551

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	176,820	—	176,820	176,910	—	176,910

Total		$2,059,019	$(202,277)	$1,856,742	$2,059,741	$(65,280)	$1,994,461

In December 2010, the Company determined that as a result of technology development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. At that time, the completed technologies were expected to have a remaining useful life through June 30, 2012. In August 2011, the Company determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was accounted for during the quarter ended September 30, 2011 in accordance with FASB ASC Topic 250, “Accounting Changes and Error Corrections”, and resulted in an increase in Income from Operations of approximately $7.0 million in the Company’s Condensed Consolidated Statement of Operations. Additionally, the change in accounting estimate had a $2.5 million favorable impact on the Company’s Net Income (Loss) for the quarter ended September 30, 2011 and the extension of the useful lives resulted in the weighted average amortization period for completed technologies increasing to 3.6 years as of September 30, 2011 from 2.5 years as included in prior filings.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/11	$33,555
For year ending 12/31/12	135,828
For year ending 12/31/13	130,959
For year ending 12/31/14	95,829
For year ending 12/31/15	83,062
For year ending 12/31/16	66,782
For years thereafter	1,133,907

Total	$1,679,922

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 by reportable segment are as follows (in thousands):

	Institutional Services	Active Trader Services	Total
Balance as of December 31, 2010	$1,596,166	$42,102	$1,638,268
Impact of change in foreign exchange rates (a)	(1,263)	(95)	(1,358)
Merger related purchase price adjustment (b)	1,657	(499)	1,158

Balance as of September 30, 2011	$1,596,560	$41,508	$1,638,068

(a)	Foreign currency translation adjustments totaling a decrease of $1.4 million primarily reflecting the continued volatility of the US Dollar against the UK pound and the Euro during the nine months ended September 30, 2011.
(b)	In the nine-month period ended September 30, 2011, the Company recorded provision to return adjustments related to the Predecessor.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Retirement Plans

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

The components of net periodic benefit cost in the statements of operations for the Predecessor were as follows (in thousands):

	Period from July 1 through July 29, 2010	Period from January 1 through July 29, 2010
Service cost	$—	$—
Interest cost	44	306
Expected return on plan assets	(40)	(280)
Amortization of unrecognized prior service costs	1	2
Amortization of unrecognized loss	34	242

Net periodic benefit cost	$39	$270

The Pension Plan was not replaced by the Successor and therefore the Company incurred no further expense or funding requirements after the Merger and expects no further expense or funding subsequent to the Merger related to the Pension Plan.

Non-US Pension Plans

Predecessor

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-US employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the Pearson Group Pension Plan (the “PGPP”) by recording a pension expense in the Predecessor’s results. During the periods from July 1, 2010 through July 29, 2010 and January 1, 2010 through July 29, 2010, the Company recorded pension expense of approximately $0.6 million and $3.9 million respectively, related to this multi-employer plan.

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Parent entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53.0 million, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement) (the “U.K. Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53.0 million (or approximately $82.7 million) to PGPP Trustee to satisfy the U.K. Pension Liability.

Successor

The Company’s UK employees are eligible for a new Interactive Data Pension Plan (the “UK Plan”) effective October 1, 2010. The UK Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The UK Plan had the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for eligible participants who elect to participate. The UK Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the statements of operations of the Successor of approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2011 respectively, related to the UK Plan.

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

During the period January 1, 2010 through July 29, 2010, the Company did not repurchase any shares of outstanding common stock under its stock buyback program.

The following table summarizes the dividend activity during the period January 1, 2010 through July 29, 2010:

Declaration Date	Dividend Per Share	Type	Record Date	Payment Date	Total Amount (in thousands)
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	March 31, 2010	$18,964

All of the above cash dividends were paid from existing cash resources.

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1.3 billion. Refer to Note 2 “Merger” and Note 4 “Stock-Based Compensation” above for further discussion.

During the nine months ended September 30, 2011, the Company received an additional $2.0 million equity contribution from Parent in the form of proceeds received from the purchase of 2.0 million shares of Parent common stock at a price of $1.00 per share by a member of the Parent Board of Directors.

As of September 30, 2011 and December 31, 2010, 10 shares of the Company’s, $.01 par value, common stock were issued and outstanding, all of which were held by Intermediate.

13.	Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition – Multiple-element Arrangements.” ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software – Revenue Recognition.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

14.	Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Successor	Successor
	September 30, 2011	December 31, 2010
	(In thousands)
Unrealized (loss) gain on securities, net of tax	$(124)	$345
Foreign currency translation adjustments	15,272	18,780
Pension—unamortized losses/prior service costs, net of tax	(218)	(243)
Change in value of hedged interest rate caps, net of tax	(2,222)	737

Total accumulated other comprehensive income	$12,708	$19,619

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of comprehensive (loss) income were as follows (in thousands):

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from July 1 through July 29, 2010
(In thousands)
Net income (loss)	$9,848	$(48,262)	$(32,208)

Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of tax	(525)	138	258
Foreign currency translation adjustments	(32,672)	25,342	17,279
Pension adjustment, net of tax	(5)	—	(5)
Change in value of hedged interest rate caps, net of tax	(920)	(710)	—

Total other comprehensive (loss) income	(34,122)	24,770	17,532

Comprehensive (loss)	$(24,274)	$(23,492)	$(14,676)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2011	Period from July 30 through September 30, 2010	Period from January 1 through July 29, 2010
(In thousands)
Net (loss) income	$(27,405)	$(48,262)	$22,474

Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of tax	(469)	138	22
Foreign currency translation adjustments	(3,508)	25,342	(15,230)
Pension adjustment, net of tax	25	—	(18)
Change in value of hedged interest rate caps, net of tax	(2,959)	(710)	—

Total other comprehensive (loss) income	(6,911)	24,770	(15,226)

Comprehensive (loss) income	$(34,316)	$(23,492)	$7,248

15.	Acquisitions

On January 15, 2010, the Company acquired all of the assets of 7ticks, LLC (“7ticks”) for a purchase price of $30.5 million with additional purchase consideration of up to $21.3 million to be paid by the Company if the business meets certain revenue goals over the succeeding three years following the date of acquisition. During the nine months ended September 30, 2011, the Company did not record any material revisions to any of the assumptions, estimates or amounts used to complete its preliminary purchase price accounting that would impact the disclosures included in Note 4 of the Company’s 2010 Annual Report on Form 10K; however, the ultimate cash consideration payable by the Company remains subject to the Earn-Out provisions included in the original terms of the acquisition.

Based on the terms of the original purchase and sale agreement, there was no change to the value of the Earn-Out provision during the quarter ended September 30, 2011. The total value of the provision at September 30, 2011 is $8.9 million of which $4.5 million is classified as current.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Debt

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement (the “Senior Secured Credit Facilities”) that provided $1.5 billion of Senior Secured Credit Facilities including:

•	a term loan facility (the “ July 2010 Term Loan Facility”) in an aggregate principal amount of $1.330 billion with a term of six and one half years due January 2017; and

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

On February 11, 2011, the Company completed a refinancing of its July 2010 Term Loan Facility through an amendment to the credit agreement (the “February 2011 Term Loan Facility”). The amendment provides for, among other things, the following:

•	a reduction of the term loan LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

•	a reduction in the term loan LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loan to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loan to June 30, 2011, and

•	an increase in the principal amount of the term loan to $1.345 billion.

As of the date of the refinancing, the Company’s outstanding borrowings under the July 2010 Term Loan Facility were $1.3 billion. The Company has determined that the refinancing resulted in a modification of approximately $1.0 billion of the outstanding balance due and an extinguishment of approximately $278.2 million of the outstanding balance due, based on application of the authoritative guidance in ASC 470, “Debt.”

Prior to the refinancing, the Company had debt financing costs and original issue discount (“OID”) of $44.7 million and $36.6 million, respectively, recorded in its Condensed Consolidated Balance Sheet related to the July 2010 Term Loan Facility. The debt financing costs were included within “Deferred financing cost, net” and the OID was included within “Borrowings, net of current portion and original issue discount” and both balances were being amortized as non-cash interest expense over the remaining term of the July 2010 Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing of the July 2010 Term Loan Facility, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders was expensed as loss on extinguishment of debt during the nine months ended September 30, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

As a result of applying the guidance included in ASC 470 to the February 2011 refinancing, the Company recorded a $25.5 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the nine months ended September 30, 2011. This charge included $9.4 million of legacy debt financing costs, $7.7 million of legacy OID and $8.4 million of costs incurred as part of the refinancing process comprised of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

At September 30, 2011 the Company has recorded debt financing costs of $33.4 million in its Condensed Consolidated Balance Sheet within “Deferred financing costs, net”, and $35.7 million comprised of early payment fees paid to lenders and OID included within “Borrowings, net of current portion and original issue discount”. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the three and nine months ended September 30, 2011 and the period from July 30, 2010 through September 30, 2010 was approximately $3.2 million, $9.9 million and $2.6 million, respectively, and is recorded as interest expense in the Company’s statements of operations.

During the three and nine months ended September 30, 2011 and the period from July 30, 2010 through September 30, 2010, the Company recorded and paid interest on the Term Loans of $15.8 million, $50.8 million and $15.7 million, respectively. During the three and nine months ended September 30, 2011, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.3 million and $0.9 million, respectively. The commitment fees on the Revolving Credit Facility recorded during the period from July 30, 2010 through September 30, 2010, were immaterial.

The Revolving Credit Facility includes $40.0 million of borrowing capacity available for letters of credit and $30.0 million for borrowings on same-day notice. As of September 30, 2011 and December 31, 2010, the Company had $4.5 million of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced by 25 basis points subject to the Company attaining certain leverage ratios. Interest on the amount drawn and the commitment fee on the unutilized portion is payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2011 the Company recorded and paid commitment fees on letters of credit of $0.2 million. Commitment fees on letters of credit for the three months ended September 30, 2011 and for the period July 30, 2010 through September 30, 2010, were immaterial.

Borrowings under the February 2011 Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. The highest of the three rates in (b) was 5.75% for the three months ended September 30, 2011. Since the inception of the loan the Company has elected the three-month LIBOR rate which at September 30, 2011, was 4.50%, comprised of a LIBOR floor of 1.25% and applicable margin of 3.25%. As noted below, the Company designated as accounting hedges three interest rate caps related to the July 2010 and February 2011 Term Loan Facilities with notional amounts of up to $700.0 million. Refer to Note 17, “Derivatives” for further discussion.

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

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. Determination of these annual prepayment amounts is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount that may be payable as an excess cash flow payment, if any, cannot currently be reliably estimated and therefore no portion of our outstanding debt from our Senior Secured Credit Facilities related to this provision is reflected as current as of September 30, 2011.

The Company may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Accordingly, in February 2011, the Company incurred a 1% premium fee in connection with the refinancing; however, any further refinancing or prepayments will not be subject to the 1% premium fee.

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

As of September 30, 2011 and December 31, 2010, the Company was in compliance with its covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of December 31, 2010, no principal or interest payments have been made. Based on this payment schedule, during the nine months ended September 30, 2011, the Company paid interest on the Senior Notes of $72.1 million.

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

On and after August 1, 2014, the Company may redeem the Senior Notes in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on August 1 of each of the years indicated below:

Year	Percentage
2014	105.125%
2015	102.563%
2016 and thereafter	100.000%

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of September 30, 2011 and December 31, 2010. This call feature is being marked to market over the period it is active.

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

As of September 30, 2011 and December 31, 2010, the Company was in compliance with its covenants.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, net of amortization for the nine months ended September 30, 2011 and for the period from July 30, 2010 through December 31, 2010, respectively. These costs will be amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

At September 30, 2011 and December 31, 2010, the Company had $11.9 million and $30.3 million of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets, respectively. During the three- and nine-month periods ended September 30, 2011, the Company recorded $1.1 million and $3.4 million of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations, respectively. During the period from July 30, 2010 through September 30, 2010, the Company accrued $12.0 million of unpaid interest and recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs and debt discount accretion. No similar amortized interest expense was recorded in the period from January 1, 2010 through July 29, 2010 as the Senior Notes were not outstanding during that period.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount will be amortized over the life of the loan using the effective interest rate method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exchange Offer

On May 9, 2011, the Company filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day the Company launched an exchange offer whereby the Company offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior Notes. The Company did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”. On July 8, 2011, the exchange offer closed having exchanged 100% of the original Senior Notes. On July 14, 2011, the exchange occurred and the Company issued the Exchange Notes. There is no established market for the Exchange Notes and the Company does intend to apply for a listing of the Exchange Notes on any securities exchange or market quotation system.

Total Borrowings

Total borrowings consisted of the following at September 30, 2011 and December 31, 2010:

(in thousands)	Successor	Successor
	September 30, 2011	December 31, 2010
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	13,450	10,088

Net Short-Term Debt:	$13,450	$10,088

Long-Term Debt:
Term Loan Facility	$1,324,825	$1,313,262
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(35,707)	(37,298)
Less Original Issue Discount—Senior Notes	(14,975)	(16,599)

Net Long-Term Debt	$1,974,143	$1,959,365

The future minimum principal payment obligations due per the new Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2011	$3,363
2012	$13,450
2013	$13,450
2014	$13,450
2015	$13,450
2016 and thereafter	$1,981,112

Total	$2,038,275

17.	Derivatives

Interest Rate Cap- Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes and not for speculative purposes.

On September 13, 2010, the Company entered into three separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on its Senior Secured Credit Facilities. Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The aggregate premium of the cap agreements is $5.0 million, including a deferred financing charge of approximately $0.5 million. This aggregate premium is payable quarterly over twelve quarters, beginning September 30, 2011.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings as prescribed under ASC 815, “Derivatives and Hedging.” Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of September 30, 2011 and December 31, 2010, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statement of Stockholders’ Equity as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.8 million and $5.8 million at September 30, 2011 and December 31, 2010, respectively, and is included in Other Assets on the Company’s Condensed Consolidated Balance Sheet. Refer to Note 6 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the loss recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

		Successor	Successor
	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$772	$5,761

	Successor	Successor
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Amount of loss recognized in other comprehensive income, net of taxes:

Interest rate caps	$920	$2,959

There were no amounts reclassified from AOCI to the Company’s Condensed Consolidated Statements of Operations related to the derivative financial instruments for the periods reported for the Predecessor or Successor statements of operations and no amounts are currently expected to be reclassified in the next twelve months.

As further discussed in Note 16 “Debt”, the Company refinanced its Term Loan Facility in February 2011.

18.	Related Parties

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors (the “Sponsor Affiliates”) entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, the Sponsor Affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, the Sponsor Affiliates are entitled to receive an aggregate annual management fee of $3.0 million, which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. The Company recorded management fees in the Condensed Consolidated Statements of Operations, representing the pro-rated annual fee under the Management Agreement, of $0.8 million, $2.3 million and $0.7 million for the three- and nine-month periods ended September 30, 2011 and the period from July 30, 2010 through September 30, 2010, respectively. The amount due to the Sponsor Affiliates at September 30, 2011 and December 31, 2010 was approximately $0.8 million and $0.6 million, respectively, and is included in accrued liabilities on the Company’s Successor balance sheet.

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

Subsequent to the Merger, as of September 30, 2011, certain executives and directors have purchased an aggregate of 39.3 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees and/or directors of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 4 “Stock Based Compensation” for further discussion of the associated long-term restricted stock liability. The Company recorded a due from parent of $7.5 million at December 31, 2010, which is included in current assets on the Company’s Successor balance sheet and was paid to the Company during the nine months ended September 30, 2011.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Capitalized Software

During the three months ended September 30, 2011, the Company recorded a cumulative adjustment to capitalize costs associated with an ongoing development project that previously had not been capitalized. The costs had not been capitalized previously based on a determination that the technology would be made obsolete upon completion of certain other technologies under development (“replacement technologies”) and scheduled to be completed by June 30, 2012. Recent analysis of the status of the replacement technologies resulted in an 18 month extension of both the replacement technologies completion date and the useful lives of technologies to be replaced, to December 31, 2013. As a result, Management made a determination to capitalize the costs of this ongoing development project and recorded a cumulative adjustment of $1.0 million in the Company’s consolidated balance sheet and consolidated statement of operations. Refer to Note 10 for additional information.

20.	Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of September 30, 2011 up through the issuance of these financial statements.

21.	Guarantor Subsidiaries

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

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the condensed consolidating balance sheets as of September 30, 2011 (Successor) and December 31, 2010 (Successor), the condensed consolidating statements of operations for the three- and nine-month periods ended September 30, 2011 (Successor) and the periods July 1, 2010 through July 29, 2010 (Predecessor), July 30, 2010 through September 30, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 (Successor) and the periods July 30, 2010 through September 30, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$21,228	$131,606	$81,236	$(16,220)	$217,850
COSTS AND EXPENSES:
Cost of services	9,541	37,141	27,426	(2,027)	72,081
Selling, general and administrative	16,284	30,415	31,348	(14,194)	63,853
Depreciation	2,786	4,168	2,647	—	9,601
Amortization	3,528	25,967	12,045	—	41,540

Total costs and expenses	32,139	97,691	73,466	(16,221)	187,075

(LOSS) INCOME FROM OPERATIONS	(10,911)	33,915	7,770	1	30,775
Interest expense, net	(38,210)	(62)	(118)	—	(38,390)
Other income, net	—	30	15,408	(15,408)	30

(LOSS) INCOME BEFORE INCOME TAXES	(49,121)	33,883	23,060	(15,407)	(7,585)
Income tax (benefit) expense	(20,151)	13,790	(10,977)	(95)	(17,433)
Equity earnings of subsidiaries, net of taxes	54,130	—	—	(54,130)	—

NET INCOME	$25,160	$20,093	$34,037	$(69,442)	$9,848

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

PERIOD FROM JULY 1 THROUGH JULY 29, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$41,532	$37,219	$25,692	$(40,757)	$63,686
COSTS AND EXPENSES:
Cost of services	8,675	11,593	8,745	(1,916)	27,097
Selling, general and administrative	17,958	40,659	10,767	(35,591)	33,793
Merger costs	36,726	—	713	—	37,439
Depreciation	1,088	1,505	611	—	3,204
Amortization	583	1,541	544	—	2,668

Total costs and expenses	65,030	55,298	21,380	(37,507)	104,201

(LOSS) INCOME FROM OPERATIONS	(23,498)	(18,079)	4,312	(3,250)	(40,515)
Interest income (expense), net	160	(170)	141	24	155
Other income, net	14	6,566	7,981	(14,518)	43

(LOSS) INCOME BEFORE INCOME TAXES	(23,324)	(11,683)	12,434	(17,744)	(40,317)
Income tax (benefit) expense	(4,003)	(4,755)	649	—	(8,109)
Equity earnings of subsidiaries, net of taxes	4,857	—	—	(4,857)	—

NET (LOSS) INCOME	$(14,464)	$(6,928)	$11,785	$(22,601)	$(32,208)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

PERIOD FROM JULY 30 THROUGH SEPTEMBER 30, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$14,450	$82,066	$44,897	$(7,152)	$134,261
COSTS AND EXPENSES:
Cost of services	5,634	26,094	15,707	—	47,435
Selling, general and administrative	10,600	17,306	17,885	(7,151)	38,640
Merger costs	63,379	—	—	—	63,379
Depreciation	2,319	2,214	1,393	—	5,926
Amortization	1,701	15,544	7,035	—	24,280

Total costs and expenses	83,633	61,158	42,020	(7,151)	179,660

(LOSS) INCOME FROM OPERATIONS	(69,183)	20,908	2,877	(1)	(45,399)
Interest income (expense), net	(31,061)	(388)	180	—	(31,269)
Other income, net	104	600	(1)	—	703

(LOSS) INCOME BEFORE INCOME TAXES	(100,140)	21,120	3,056	(1)	(75,965)
Income tax (benefit) expense	(38,844)	8,596	2,545	—	(27,703)
Equity earnings of subsidiaries, net of taxes	13,035	—	—	(13,035)	—

NET (LOSS) INCOME	$(48,261)	$12,524	$511	$(13,036)	$(48,262)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$64,655	$388,385	$238,634	$(46,024)	$645,650
COSTS AND EXPENSES:
Cost of services	28,701	115,145	79,444	(4,260)	219,030
Selling, general and administrative	56,406	88,092	87,357	(41,766)	190,089
Depreciation	8,087	14,443	7,663	—	30,193
Amortization	10,583	87,585	39,687	—	137,855

Total costs and expenses	103,777	305,265	214,151	(46,026)	577,167

(LOSS) INCOME FROM OPERATIONS	(39,122)	83,120	24,483	2	68,483
Interest expense, net	(118,440)	(195)	(390)	—	(119,025)
Other income (expense), net	214	(2,924)	15,408	(15,406)	(2,708)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(182,798)	80,001	39,501	(15,404)	(78,700)
Income tax (benefit) expense	(77,428)	32,560	(6,332)	(95)	(51,295)
Equity earnings of subsidiaries, net of taxes	93,274	—	—	(93,274)	—

NET (LOSS) INCOME	$(12,096)	$47,441	$45,833	$(108,583)	$(27,405)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

PERIOD FROM JANUARY 1 THROUGH JULY 29, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$85,456	$271,484	$164,043	$(66,439)	$454,544
COSTS AND EXPENSES:
Cost of services	27,463	84,013	55,222	(4,799)	161,899
Selling, general and administrative	53,217	95,258	65,320	(55,585)	158,210
Merger costs	52,021	—	713	—	52,734
Depreciation	7,915	10,576	4,013	—	22,504
Amortization	4,259	11,237	4,222	—	19,718

Total costs and expenses	144,875	201,084	129,490	(60,384)	415,065

(LOSS) INCOME FROM OPERATIONS	(59,419)	70,400	34,553	(6,055)	39,479
Interest income (expense), net	1,284	(1,043)	495	24	760
Other income, net	3,203	6,566	8,178	(17,698)	249

(LOSS) INCOME BEFORE INCOME TAXES	(54,932)	75,923	43,226	(23,729)	40,488
Income tax (benefit) expense	(18,537)	30,901	5,650	—	18,014
Equity earnings of subsidiaries, net of taxes	82,598	—	—	(82,598)	—

NET INCOME	$46,203	$45,022	$37,576	$(106,327)	$22,474

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$217	$77,917	$139,057	$—	$217,191
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,487	77,082	33,488	—	119,057
Due from affiliate	10,523	607,359	335,794	(953,676)	—
Prepaid expenses and other current assets	11,190	6,235	14,430	—	31,855
Income tax receivable	832	5,108	—	—	5,940
Deferred income taxes	458	2,812	10,030	(1)	13,299

Total current assets	31,707	776,513	532,799	(953,677)	387,342

Property and equipment, net	43,773	41,730	25,175	—	110,678
Goodwill	147,426	1,064,744	425,898	—	1,638,068
Intangible assets, net	85,825	1,262,672	508,245	—	1,856,742
Deferred financing costs, net	56,863	—	—	—	56,863
Other assets	1,423	1,801	2,537	(5)	5,756

Investment in subsidiaries	3,228,737	775,291	1,629,411	(5,633,439)	—

Total Assets	$3,595,754	$3,922,751	$3,124,065	$(6,587,121)	$4,055,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$263	$6,567	$6,921	$—	$13,751
Accrued liabilities	31,712	28,029	26,918	—	86,659
Payables to affiliates	221,507	—	702,883	(924,390)	—
Borrowings, current	13,450	—	—	—	13,450
Interest payable	12,257	57	—	—	12,314
Income taxes payable	201	1,236	2,533	—	3,970
Deferred revenue	7,521	4,880	21,114	—	33,515

Total current liabilities	286,911	40,769	760,369	(924,390)	163,659

Income taxes payable	1,449	8,904	883	—	11,236
Deferred tax liabilities	70,029	430,180	127,180	—	627,389
Other liabilities	40,327	6,151	9,649	—	56,127
Borrowings, net of current portion and original issue discount	1,974,143	—	—	—	1,974,143

Total Liabilities	2,372,859	486,004	898,081	(924,390)	2,832,554

Total Stockholders’ Equity	1,222,895	3,436,747	2,225,984	(5,662,731)	1,222,895

Total Liabilities and Equity	$3,595,754	$3,922,751	$3,124,065	$(6,587,121)	$4,055,449

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by operating activities	$3,993	$41,975	$73,287	$(81)	$119,174

Cash flows from investing activities:
Purchase of fixed assets	(10,476)	(11,568)	(8,734)	(25)	(30,803)
Business acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(10,476)	(11,568)	(8,715)	(25)	(30,784)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,358	—	—	—	1,358
Principal payments on long-term debt	(6,726)	—	—	—	(6,726)
Proceeds from issuance of parent company common stock and capital contributions	11,850	—	—	—	11,850

Net cash provided by financing activities	6,482	—	—	—	6,482

Effect of change in exchange rates on cash and cash equivalents	—	—	(1,491)	106	(1,385)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	30,407	63,081	—	93,487

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217	$77,917	$139,057	$—	$217,191

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

PERIOD FROM JULY 30 THROUGH SEPTEMBER 30, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$105,328	$(141,667)	$16,834	$(15)	$(19,520)

Cash flows from investing activities:
Purchase of fixed assets	(3,092)	(3,499)	(1,665)	15	(8,241)
Business acquisitions, net of acquired cash	—	—	(2,361)	—	(2,361)
Acquisition of Interactive Data Corporation and Subsidiaries	(3,350,500)	—	(23,655)	—	(3,374,155)

Net cash used in investing activities	(3,353,592)	(3,499)	(27,681)	15	(3,384,757)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,899,670	—	—	—	1,899,670
Principal payments on long-term debt	(5,325)	—	—	—	(5,325)
Investment by parent company	1,353,969	—	—	—	1,353,969

Net cash provided by financing activities	3,248,314	—	—	—	3,248,314

Effect of change in exchange rates on cash and cash equivalents	—	—	3,109	—	3,109

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(145,166)	(7,738)	—	(152,854)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	261	183,904	72,555	—	256,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311	$38,738	$64,817	$—	$103,866

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)

PERIOD FROM JANUARY 1 THROUGH JULY 29, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,503)	$77,317	$(56,621)	$(7,703)	$3,490

Cash flows from investing activities:
Purchase of fixed assets	(3,590)	(13,013)	(7,066)	(2,726)	(26,395)
Business acquisitions, net of acquired cash	—	(29,323)	(600)	—	(29,923)
Purchased and proceeds of marketable securities, net	—	95,292	—	—	95,292

Net cash (used in) provided by investing activities	(3,590)	52,956	(7,666)	(2,726)	38,974

Cash flows from financing activities:
Common stock cash dividend paid	(18,964)	—	—	—	(18,964)
Other equity plan related	32,022	—	—	—	32,022

Net cash provided by financing activities	13,058	—	—	—	13,058

Effect of change in exchange rates on cash and cash equivalents	41	9,749	(28,967)	10,429	(8,748)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	140,022	(93,254)	—	46,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	44,352	165,339	—	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261	$184,374	$72,085	$—	$256,720

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2011 and 2010 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings described in Note 2 “Merger”. Interactive Data Corporation continued as the surviving corporation and the accompanying condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are presented for the three- and nine-month Successor periods ended September 30, 2011, the Successor period from July 30, 2010 through September 30, 2010, the Predecessor periods of January 1, 2010 through July 29, 2010 and the combined three and nine months ended September 30, 2010. The combined presentations denoted with the “*” symbol used in the tables and narratives herein do not comply with accounting principals generally accepted in the United States (“GAAP”), are not an attempt to present pro-forma results, and may yield results that are not strictly comparable to prior periods as a result of purchase accounting adjustments; however, management believes such presentation facilitates the comparison of the current period to prior period results.

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

Institutional Services

Our Institutional Services segment primarily targets financial institutions such as banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, insurance companies and money management firms. In addition, our Institutional Services segment markets its offerings to financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Institutional Services segment is composed of three businesses:

•

Interactive Data Pricing and Reference Data. Our Pricing and Reference Data business provides an extensive range of financial market data services to approximately 6,000 clients globally, including securities and brokerage firms, mutual funds, pension funds, ETF sponsors, investment advisors, hedge funds and VARs. This business offers daily opinions of value, which we refer to as evaluated pricing, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Complementing our evaluated pricing services is a wide range of listed markets pricing and descriptive information, which we call reference data, covering over seven million global financial instruments for use across the securities and financial instrument processing lifecycle.

•

Interactive Data Real-Time Services. Our Real-Time Services business provides over 1,600 clients globally with a range of offerings comprising two complementary product areas: real-time feeds and ultra low latency trading solutions; and customized, hosted web-based solutions for wealth management and other applications. Our real-time feeds offerings include consolidated high-speed and delayed data feeds covering over six million financial instruments from over 450 exchanges, trading venues and data sources worldwide. This product area also includes ultra low latency trading solutions through which we provide direct exchange access, proximity hosting and support services that facilitate ultra low latency electronic trading. Our wealth management product area designs, builds and hosts customized, web-based financial information systems that support wealth management and other software-as-a-service (SaaS) applications that are used primarily by financial institutions and infomedia companies.

•

BondEdge Solutions (formerly Interactive Data Fixed Income Analytics). Our BondEdge Solutions business provides approximately 400 clients primarily in North America with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. This business, which was rebranded in July 2011, markets BondEdge® and other related offerings which are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures and asset cash flows, and respond to customer and regulatory reporting requirements.

Active Trader Services

Our Active Trader Services segment targets active traders, individual investors and investment community professionals. We consider active traders to be investors who typically make their own investment decisions, trade frequently and may earn a substantial portion of their income from trading. The Active Trader Services segment is composed of one business:

•

Interactive Data Desktop Solutions. Our Interactive Data Desktop Solutions business provides real-time financial market information and access to decision-support tools to active traders, individual investors, financial advisors, other investment community professionals, and corporate users. These offerings, which are marketed under the eSignal®, Market-QSM and FutureSource® brands, help customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. As of September 30, 2011, this business supported approximately 56,500 total subscribers worldwide.

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

We plan to expand our leadership position in the financial information industry by investing in internal development programs in ways that can enable us to deliver high-value services and solutions and extend our global reach. In particular, we plan to continue expanding our market coverage, adding additional resources in growth-oriented international markets, and developing new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. In addition, strategic acquisitions have complemented our internal investment activities in the past and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives. Furthermore, we continue to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our core Pricing and Reference Data, and Real-Time Services offerings. We also are advancing programs aimed at enhancing our overall organizational productivity and efficiency while reducing costs across a range of key functional areas.

We have historically invested our financial resources in organic growth initiatives and strategic acquisitions. As a result of the Merger, we have incurred significant debt and our payment obligations for our debt have reduced, and will continue to reduce, our cash flow. However, even given these new uses of cash, we believe our business will continue to generate sufficient cash flow from operations to fund our currently planned, growth-oriented initiatives as well as other elements of our strategy.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this same period, we have maintained positive overall revenue growth, although certain business areas have experienced declining revenue.

We expect that customers will remain cost conscious with respect to spending on financial information and related services through the remainder of 2011 and likely into 2012. While in some areas the anticipated impact of current trends may lead to a reduced demand for market data and related services, we expect overall spending on financial information services to grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

Institutional Services

We believe that the following trends will influence the growth of the financial information services industry in general and our businesses within the Institutional Services segment in particular.

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, greater oversight and scrutiny by regulators worldwide, combined with an increased focus on fair value accounting standards and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time to what degree these trends will impact our business.

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

•

Increased focus on cost containment and operational efficiency: We expect the focus by financial institutions to contain or reduce their costs to continue to influence spending on market data and related services in 2011. A focus on cost control by financial institutions presents both opportunity and risk particularly in light of the competitive nature of our industry. The opportunity is that large customers may seek to spend more with us across their consolidated operations. The risk is we experience longer sales cycles or lose revenue through the renegotiation of fees, service downgrades, declines in usage or cancellations related to having customers consolidate their spending on market data services with a lower cost alternative. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. Given this trend, we have invested in establishing relationships with many of the largest service bureaus, custodian banks and other third-party organizations who provide outsourced back-office functions.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their electronic trading strategies. These applications require connectivity to a broad range of stock exchanges and trading venues with minimal latency. In addition, the growth of algorithmic and other electronic trading programs is contributing to significant increases in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions themselves to increase network capacity to address these volume issues or outsource connectivity oriented operations to third-party providers of direct exchange access and related co-location services. Our January 2010 acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, has enhanced our ability to participate in the growing demand for services that support electronic trading applications.

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

Our Pricing and Reference Data business has experienced growth, primarily driven by increased demand for its broad range of services, including the adoption of new offerings, from existing customers and, to a lesser extent, new customers coupled with strong retention rates, usage trends and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex. In particular, we are focused on increasing our market coverage, adding new transparency tools and information resources, and enhancing our data collection and delivery capabilities to address evolving client requirements for their workflows. During the third quarter of 2011, we added local evaluated pricing resources in Germany and we also recently announced that, in conjunction with the Financial Industry Regulatory Authority, we began delivering a set of daily, reports designed to provide transparency into market activity related to US structured securities. Growth in usage-related revenue continues to be influenced by a variety of factors such as changes in the number and complexity of securities for which data is requested, asset class shifts, the introduction of new funds or the consolidation of existing funds, and the frequency of service delivery.

Our Real-Time Services business is experiencing revenue growth due primarily to sustained expansion of the Interactive Data 7ticks business and, to a lesser extent, from expansion of our web-based solutions product area. In recent quarters, our Interactive Data 7ticks services have experienced strong new sales levels as customers seek to conduct ultra low latency electronic trading by leveraging our range of direct exchange access, proximity hosting and support services. Growth in Real-Time Services is dependent, in large part, on a combination of the following: our ability to sustain or improve retention levels, increase real-time feed sales, drive adoption of our Interactive Data 7ticks services and expand our web-based solutions business globally, particularly within the wealth management sector. During the third quarter of 2011, new leadership was added to oversee the real-time feeds and ultra low latency trading solutions product areas.

In July 2011 we rebranded our Fixed Income Analytics business as BondEdge Solutions. Our BondEdge Solutions business has been challenged to generate sustained revenue growth in recent quarters. Next-generation BondEdge upgrades by existing customers and new sales have been offset by cancellations, many of which continue to be the result of customer consolidation activities. This business continues to invest in product and business development activities designed to expand business with existing and prospective customers.

We have historically achieved high revenue retention rates within our Institutional Services segment. We measure institutional revenue retention rates by using the following formula: we divide the dollar magnitude of institutional cancellations (which do not include service downgrades or renegotiations) we received during the prior twelve months by the annualized quarterly institutional revenue entering that same twelve-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rates for our Institutional Services businesses have averaged 94% since 2007, and our annualized quarterly revenue retention rate at the end of the third quarter was approximately 95%. Generally, there is a lag time between when we receive a cancellation notice and when the cancellation impacts revenue. Consequently, notwithstanding a current overall high level of revenue retention, cancellation notices we receive in any given quarter or those received over multiple quarters, have the potential to adversely impact our revenue in future periods. In addition, renegotiation of existing agreements or service downgrades by customers can adversely impact our revenue in future periods while not impacting our annualized quarterly revenue retention rates.

Active Trader Services

Our Desktop Solutions business has been impacted by challenging conditions in the active trader market for the past several years. This dynamic has been partially offset in recent quarters by increasing demand in the wealth management sector for certain Desktop Solutions offerings. As of September 30, 2011, Desktop Solutions supported a total of approximately 56,500 subscribers, a 4.5% decline from approximately 59,100 total subscribers as of September 30, 2010. In addition, the mix of subscribers between product platforms can shift from period to period, which can also impact revenue.

Key trends that have impacted this business in recent years include the growth in online trading accounts managed by active traders and to a lesser extent, stock market performance and overall stock market volatility. The competition to acquire new subscribers remains intense and has been impacted by online brokerage firms that continue to upgrade the features and tools they provide to their active trader customers. If our subscribers can obtain the financial information services we offer directly from the brokerage firms that they use to execute trades, they are less likely to contract with us. When selecting a desktop solution, active traders consider factors such as price and ease of use, as well as the range of available features, including the ability to directly execute their trades. The combination of these dynamics has made it more challenging to expand our active trader subscribers. At the same time, we are seeing increased demand and subscribers in the wealth management sector as a result of positioning certain products, such as Market-Q®, to address the requirements of financial advisors, stock brokers and other investment community professionals.

Results of Operations

Selected Financial Data

(In thousands)

	000000000	000000000	000000000	000000000	000000000
	Successor	Combined*	Successor	Predecessor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Period from July 30 through September 30, 2010	Period from July 1 through July 29, 2010	% Change
REVENUE	$217,850	$197,947	$134,261	$63,686	10.1%
COSTS AND EXPENSES:
Cost of services	72,081	74,532	47,435	27,097	(3.3)%
Selling, general and administrative	63,853	72,433	38,640	33,793	(11.9)%
Merger costs	—	100,818	63,379	37,439	(100.0)%
Depreciation	9,601	9,130	5,926	3,204	5.2%
Amortization	41,540	26,948	24,280	2,668	54.2%

Total costs and expenses	187,075	283,861	179,660	104,201	(34.1)%

INCOME (LOSS) FROM OPERATIONS	30,775	(85,914)	(45,399)	(40,515)	135.8%
Interest (expense) income, net	(38,390)	(31,113)	(31,269)	156	23.4%
Other income, net	30	745	703	42	(96.0)%

LOSS BEFORE INCOME TAXES	(7,585)	(116,282)	(75,965)	(40,317)	(93.5)%
Income tax benefit	(17,433)	(35,812)	(27,703)	(8,109)	(51.3)%

NET INCOME (LOSS)	$9,848	($80,470)	($48,262)	($32,208)	112.2%

	000000000	000000000	000000000	000000000	000000000
	Successor	Combined*	Successor	Predecessor
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from July 30 through September 30, 2010	Period from January 1 through July 29, 2010	% Change
REVENUE	$645,650	$588,805	$134,261	$454,544	9.7%
COSTS AND EXPENSES:
Cost of services	219,030	209,334	47,435	161,899	4.6%
Selling, general and administrative	190,089	196,850	38,640	158,210	(3.4)%
Merger costs	—	116,113	63,379	52,734	(100.0)%
Depreciation	30,193	28,430	5,926	22,504	6.2%
Amortization	137,855	43,998	24,280	19,718	213.3%

Total costs and expenses	577,167	594,725	179,660	415,065	(3.0)%

INCOME FROM OPERATIONS	68,483	(5,920)	(45,399)	39,479	(# )
Interest (expense) income, net	(119,025)	(30,509)	(31,269)	760	290.1%
Other (expense) income, net	(2,708)	952	703	249	384.5%
Loss on extinguishment of debt	(25,450)	—	—	—	(# )

(LOSS) INCOME BEFORE INCOME TAXES	(78,700)	(35,477)	(75,965)	40,488	121.8%
Income tax (benefit) expense	(51,295)	(9,689)	(27,703)	18,014	429.4%

NET (LOSS) INCOME	($27,405)	($25,788)	($48,262)	$22,474	6.3%

(#)	Not meaningful

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

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount is being amortized over the remaining terms of the related contracts (one year or less) and is allocated among our segments and businesses. In the three and nine months ended September 30, 2011, this adjustment reduced revenue by approximately $0.1 million and $1.0 million, respectively.

Also in connection with the price allocations relating to the Merger, we increased the carrying value of fixed assets by $12.3 million during 2010. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the three and nine months ended September 30, 2011, we recorded additional depreciation expense of $0.7 million and $2.2 million, respectively, associated with this increase in carrying value.

In addition, in connection with the price allocations relating to the Merger, we recorded intangible assets of $2.0 billion. This amount is being amortized over the respective economic benefit periods which range from 4 years to 25 years. In the three and nine months ended September 30, 2011, we recorded amortization expense related to these intangible assets of $41.5 million and $137.9 million, respectively.

Please refer to Note 2, “Merger” for additional information and Note 10, “Goodwill and Intangible Assets” for additional information.

Three Months Ended September 30, 2011 versus Combined Three Months Ended September 30, 2010

	Revenue
(In Thousands)	2011 Successor	2010* Combined	% Change	2010 Effects of Deferred Revenue Adjustment	2010* Combined Adjusted	2011 Foreign Exchange	2011 Adjusted Revenue (Non- GAAP)	2011 Adjusted Revenue (Non- GAAP) % Change
Institutional Services:
Pricing and Reference Data	$141,016	$129,005	9.3%	$1,451	$130,456	($1,920)	$139,096	6.6%
Real-Time Services	48,695	40,760	19.5%	551	41,311	(1,948)	46,747	13.2%
BondEdge Solutions	8,310	8,733	(4.8)%	72	8,805	(4)	8,306	(5.7)%

Total Institutional Services	198,021	178,498	10.9%	2,074	180,572	(3,872)	194,149	7.5%

Total Active Trader Services	19,829	19,449	2.0%	244	19,693	(260)	19,569	(0.6)%

TOTAL REVENUE	$217,850	$197,947	10.1%	$2,318	$200,265	($4,132)	$213,718	6.7%

During the three months ended September 30, 2011, total revenue increased by $19.9 million, or 10.1%, to $217.9 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $4.1 million in the three months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $2.3 million in the combined three months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $13.5 million, or 6.7%. The impact of foreign exchange is primarily related to the continued weakness of the US dollar against the British Pound Sterling and the Euro. Refer to Note 2, “Merger” for additional information.

Institutional Services

During the three months ended September 30, 2011, revenue within the Institutional Services segment increased by $19.5 million, or 10.9%, to $198.0 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $3.9 million in the three months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $2.1 million in the combined three months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Institutional Services revenue increased by $13.6 million, or 7.5%. The details of the changes in revenue by business are discussed below.

Revenue for the Pricing and Reference Data business increased by $12.0 million, or 9.3%, to $141.0 million in the three months ended September 30, 2011 compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $1.9 million in the three months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $1.5 million in the combined three months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $8.6 million, or 6.6%, primarily due to growth in the United States and Europe stemming from new sales to existing customers and, to a lesser extent, new customers combined with high retention levels, favorable usage-related revenue trends, and the impact of annual price increases.

During the three months ended September 30, 2011, revenue for the Real-Time Services business increased by $7.9 million, or 19.5%, to $48.7 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $2.0 million in the three months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.6 million in the combined three months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Real-Time Services revenue increased by $5.4 million, or 13.2%, primarily due to continued strong new sales of 7ticks services to new customers and expansion within our customized hosted web-based solutions product area.

During the three months ended September 30, 2011, revenue for our BondEdge Solutions business decreased by $0.4 million, or 4.8%, to $8.3 million compared with the combined three months ended September 30, 2010 primarily due to lower implementation fees on new sales, as well as the net impact resulting from new sales and cancellation trends. Neither the impact of foreign exchange nor the purchase price allocation adjustment to deferred revenue materially impacted our BondEdge Solutions business.

Active Trader Services

During the three months ended September 30, 2011, revenue within the Active Trader Services segment increased by $0.4 million or 2.0% to $19.8 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $0.3 million in the three months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.2 million in the combined three months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Active Trader Services revenue decreased by $0.1 million, or (0.6)%, as the impact associated with a 4.5% decrease in subscribers was offset by higher average subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non- GAAP)	2011 Adjusted COS (Non- GAAP) % Change

COST OF SERVICES	$72,081	$74,532	(3.3)%	$(1,714)	$70,367	(5.6)%

Cost of services expenses decreased by $2.5 million or 3.3%, to $72.1 million during the three months ended September 30, 2011 compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased cost of services expense by $1.7 million. Excluding the impact of foreign exchange, cost of services expenses decreased by $4.2 million, or 5.6% primarily based on a decrease in personnel expenses of approximately $4.0 million largely associated with accelerated stock-based compensation expense resulting from the Merger, not recurring in the three months ended September 30, 2011. This was partially offset by an increase in communications and data acquisition costs totaling approximately $1.4 million. Cost of services expense as a percentage of revenue was 33.1% in the three months ended September 30, 2011 compared with 37.7% in the combined three months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and royalties paid to third parties for distribution of our data to customers.

	Three Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non- GAAP)	2011 Adjusted SGA (Non- GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$63,853	$72,433	(11.9)%	$(1,380)	$62,473	(13.8)%

During the three months ended September 30, 2011, selling, general and administrative expenses decreased by $8.6 million, or 11.9%, to $63.9 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $1.4 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $10.0 million or 13.8%. The period-over-period decrease in expense is primarily related to decreases in personnel expenses largely associated with accelerated stock-based compensation resulting from the Merger in the combined three months ended September 30, 2010. Selling, general, and administrative expenses as a percentage of revenue was 29.3% in the three months ended September 30, 2011 compared with 36.6% for the combined three months ended September 30, 2010.

Merger Costs

Merger costs are composed mainly of expenses paid to third party professional service providers such as accountants, investment bankers, attorneys, etc., from whom services were obtained as part of the Merger.

	Three Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non- GAAP)	2011 Adjusted SGA (Non- GAAP) % Change

MERGER COSTS	$—	$100,818	(100.0)%	N/A	N/A	N/A

As documented in Note 2, “Merger”, the Merger occurred on July 29, 2010 resulting in the merger costs of $100.8 million incurred for combined three-month ended September 30, 2010. There was no merger related activity during the three-month period ended September 30, 2011.

Depreciation

	Three Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non- GAAP)	2011 Adjusted Depreciation (Non- GAAP) % Change

DEPRECIATION	$9,601	$9,130	5.2%	$(150)	$9,451	3.5%

During the three months ended September 30, 2011, depreciation expense increased by $0.5 million or 5.2%, to $9.6 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased depreciation expense by $0.2 million. Excluding the impact of foreign exchange, depreciation expense increased by $0.3 million or 3.8%. The increase is mainly due to the net impact of higher fair values ascribed to property and equipment as a result of the Merger.

Amortization

	Three Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	2011 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$41,540	$26,948	54.2%	$(709)	$40,831	51.5%

During the three months ended September 30, 2011, amortization expense increased by $14.6 million or 54.2%, to $41.5 million compared with the combined three months ended September 30, 2010. The change in foreign exchange rates increased amortization expense by $0.7 million. Excluding the impact of foreign exchange, amortization expense increased by $13.9 million, or 51.5%. The increase in amortization is primarily attributed to the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger. Intangible asset balances increased by approximately $1.8 billion as a result of the Merger compared with pre-Merger levels.

In December 2010, we determined that as a result of technology development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. At that time, the completed technologies were expected to have a remaining useful life through June 30, 2012. In August 2011, we determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was accounted for during the quarter ended September 30, 2011 in accordance with FASB ASC Topic 250, “Accounting Changes and Error Corrections”, and resulted in an reduction in amortization expense for the quarter of approximately $7.0 million.

Other Consolidated Financial Information

Income from operations increased by $116.7 million, or 135.8%, to $30.8 million during the three months ended September 30, 2011 from a loss of $85.9 million in the combined three-month period ended September 30, 2010 and Loss before income taxes decreased by $108.7 million, or 93.5%, to a loss of $7.6 million when compared with the combined three-month period ended September 30, 2010. The factors that impacted those decreases are discussed above.

Net interest expense was $38.4 million for the three months ended September 30, 2011 compared with net interest expense of $31.1 million for the combined three months ended September 30, 2010. The period-over-period difference results from there being three months of interest expense included in the three months ended September 30, 2011 and only two months of interest expense in the combined three months ended September 30, 2010 based on the date we incurred our debt. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2.0 billion. Refer to Note 16 “Debt” in our unaudited condensed consolidated financial statements in Item 1 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations.

Income Taxes

We determine our periodic income tax expense based on the current forecast of income in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended September 30, 2011, our quarterly effective tax rate after discrete items was a 229.8% benefit compared with a 30.8% benefit for the combined three months ended September 30, 2010. Excluding the net discrete benefit recorded during the quarter of $8.7 million, the effective tax rate for the three months ended September 30, 2011 was a 115.3% benefit. The 115.3% benefit recorded during the quarter is determined based on the cumulative year to date tax benefit required through September 30, 2011. This required year to date tax benefit is calculated by applying our estimated annual effective rate to our year to date loss before taxes, compared to the tax benefit recorded through the prior year to date interim period. Our consecutive declining quarterly operating losses before taxes results in a quarterly benefit which is significant when compared to our loss before tax. On a year to date basis, our effective rate is 65%, as discussed further below. The discrete benefit recorded during the quarter of $8.7 million was primarily a result of a reduction in the UK tax rate enacted in July 2011 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $5.5 million benefit during the three months ended September 30, 2011. The discrete benefit was also due to other factors including a tax provision to tax return adjustment with respect to the filing of the prior year’s tax return and the release of tax reserves and interest resulting from expiration of US and UK statutes of limitations.

The change in the quarter ended September 30, 2011 estimated annual effective tax rate in relation to the combined quarter ended September 30, 2010 estimated annual effective tax rate is primarily related to the increase in interest and amortization expense, an increase in income generated in lower tax jurisdictions and an increased tax benefit for the U.S. research and development credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010 and which expires on December 31, 2011.

During the three months ended September 30, 2011 we recorded approximately $0.1 million of interest and penalties related to our unrecognized tax benefits.

Nine Months Ended September 30, 2011 versus Combined Nine Months Ended September 30, 2010

	Revenue
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Effects of Deferred Revenue Adjustment	2010 Effects of Deferred Revenue Adjustment	2010* Combined Adjusted	2011 Foreign Exchange	2011 Adjusted Revenue (Non- GAAP)	2011 Adjusted Revenue (Non- GAAP) % Change
Institutional Services:
Pricing and Reference Data	$415,738	$380,549	9.2%	$569	$1,451	$382,000	($6,593)	$409,714	7.3%
Real-Time Services	144,672	122,743	17.9%	113	551	123,294	(5,120)	139,665	13.3%
BondEdge Solutions	25,492	25,814	(1.2)%	31	72	25,886	(12)	25,511	(1.4)%

Total Institutional Services	585,902	529,106	10.7%	713	2,074	531,180	(11,725)	574,890	8.2%

Total Active Trader Services	59,748	59,699	0.1%	189	244	59,943	(943)	58,994	(1.6)%

TOTAL REVENUE	$645,650	$588,805	9.7%	$902	$2,318	$591,123	($12,668)	$633,884	7.2%

During the nine months ended September 30, 2011, total revenue increased by $56.9 million, or 9.7%, to $645.7 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $12.7 million in the nine months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the nine months ended September 30, 2011 and $2.3 million in the combined nine months ended September 30, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $42.8 million, or 7.2% to $633.9 million. The impact of foreign exchange is primarily related to continued weakness of the US dollar against the British Pound Sterling and the Euro. Refer to Note 2, “Merger” to our financial statements in Item 1 for additional information.

Institutional Services

During the nine months ended September 30, 2011, revenue within the Institutional Services segment increased by $56.8 million, or 10.7%, to $585.9 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $11.7 million in the nine months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.7 million and $2.1 million in the nine months ended September 30, 2011 and the combined nine months ended September 30, 2010, respectively. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Institutional Services revenue increased by $43.7 million, or 8.2%. The details of the changes in revenue by business are discussed below.

Revenue for the Pricing and Reference Data business increased by $35.2 million, or 9.2%, to $415.7 million in the nine months ended June 30, 2011 compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $6.6 million in the nine months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.6 million and $1.5 million in the nine months ended September 30, 2011 and the combined nine months ended September 30, 2010, respectively. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $27.7 million, or 7.3%, primarily due to growth in the United States and Europe stemming from new sales to existing customers and, to a lesser extent, new customers combined with high retention levels, favorable usage-related revenue trends, and the impact of annual price increases.

During the nine months ended September 30, 2011, revenue for the Real-Time Services business increased by $21.9 million, or 17.9%, to $144.7 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $5.1 million in the nine months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.1 million and $0.6 million in the nine months ended September 30, 2011 and in the combined nine months ended September 30, 2010, respectively. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Real-Time Services revenue increased by $16.4 million, or 13.3%, primarily due to continued strong new sales of 7ticks services to new customers and more modest growth within our customized hosted web-based solutions product area.

During the nine months ended September 30, 2011, revenue for our BondEdge Solutions business decreased by $0.3 million, or 1.2%, to $25.5 million compared with the combined nine months ended September 30, 2010 as upgrades by existing customers and new sales have been offset by cancellations and lower implementation fees on new sales. Neither the impact of foreign exchange nor the purchase price allocation adjustment to deferred revenue materially impacted our BondEdge Solutions business.

Active Trader Services

During the nine months ended September 30, 2011, revenue within the Active Trader Services segment increased by less than $0.1 million or 0.1% to $59.7 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased total revenue by $0.9 million in the nine months ended September 30, 2011 and the purchase price allocation adjustment to deferred revenue decreased revenue by $0.2 million and $0.2 million in the nine months ended September 30, 2011 and in the combined nine months ended September 30, 2010, respectively. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Active Trader Services revenue decreased by $1.0 million, or (1.6)%, as the impact of lower total subscribers was offset by higher average subscription fees.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and consulting costs and expenditures associated with software and hardware maintenance agreements.

	Nine Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non- GAAP)	2011 Adjusted COS (Non- GAAP) % Change

COST OF SERVICES	$219,030	$209,334	4.6%	$(4,703)	$214,327	2.4%

Cost of services expenses increased by $9.7 million or 4.6%, to $219.0 million during the nine months ended September 30, 2011 compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased cost of services expense by $4.7 million. Excluding the impact of foreign exchange, cost of services expenses increased by $5.0 million, or 2.4% primarily based on increases in hardware maintenance expense of $3.8 million, consulting expense of $1.1 million and communications costs totaling approximately $5.0 million. Those increases were offset by an approximate $4.6 million decrease in non-recurring personnel expenses largely related to accelerated stock-based compensation expense resulting from the Merger in the combined nine months ended September 30, 2010. Cost of services expense as a percentage of revenue was 33.9% in the nine months ended September 30, 2011 compared with 35.6% in the combined nine months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and royalties paid to third parties for distribution of our data to customers.

	Nine Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non- GAAP)	2011 Adjusted SGA (Non- GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$190,089	$196,850	(3.4)%	$(3,933)	$186,156	(5.4)%

During the nine months ended September 30, 2011, selling, general and administrative expenses decreased by $6.8 million, or 3.4%, to $190.1 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $3.9 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $10.7 million or 5.4%. The period-over-period decrease in expense is primarily related to decreases in personnel expense largely related to accelerated stock-based compensation expense resulting from the Merger in the combined nine months ended September 30, 2010. Selling, general, and administrative expenses as a percentage of revenue was 29.4% in the nine months ended September 30, 2011, compared with 33.4% for the combined nine months ended September 30, 2010.

Merger Costs

Merger costs are composed mainly of expenses paid to third party professional service providers such as accountants, investment bankers, attorneys, etc., from whom services were obtained as part of the Merger.

	Nine Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted SGA (Non- GAAP)	2011 Adjusted SGA (Non- GAAP) % Change

MERGER COSTS	$—	$116,113	(100.0)%	N/A	N/A	N/A	%

As documented in Note 2, “Merger”, the Merger occurred on July 29, 2010 resulting in merger costs of $116.1 million for the combined nine- month period ended September 30, 2010. There was no merger related activity during the nine months ended September 30, 2011.

Depreciation

	Nine Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non- GAAP)	2011 Adjusted Depreciation (Non- GAAP) % Change

DEPRECIATION	$30,193	$28,430	6.2%	$(440)	$29,753	4.7%

During the nine months ended September 30, 2011, depreciation expense increased by $1.8 million or 6.2%, to $30.2 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased depreciation expense by $0.4 million. Excluding the impact of foreign exchange, depreciation expense increased by $1.4 million or 4.7%. The increase is mainly due to the net impact of higher fair values ascribed to property and equipment as a result of the Merger.

Amortization

	Nine=Months Ended September 30,
(In Thousands)	2011 Successor	2010* Combined	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	2011 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$137,855	$43,998	213.3%	$(2,452)	$135,403	207.8%

During the nine months ended September 30, 2011, amortization expense increased by $93.9 million or 213.3%, to $137.9 million compared with the combined nine months ended September 30, 2010. The change in foreign exchange rates increased amortization expense by $2.5 million. Excluding the impact of foreign exchange, amortization expense increased by $91.4 million, or 207.8%. The increase in amortization is primarily attributed to the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger. Intangible asset balances increased by approximately $1.8 billion as result of the Merger compared with pre-Merger levels.

In December 2010, we determined that as a result of technology development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. At that time, the completed technologies were expected to have a remaining useful life through June 30, 2012. In August 2011, we determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was accounted for during the quarter ended September 30, 2011 in accordance with FASB ASC Topic 250, “Accounting Changes and Error Corrections”, and resulted in an reduction in amortization expense for the quarter of approximately $7.0 million.

Other Consolidated Financial Information

Income from operations increased by $74.4 million to $68.5 million during the nine months ended September 30, 2011 from a loss of $5.9 million in the combined nine-month period ended September 30, 2010 and Loss before income taxes increased by $43.2 million, or 121.8%, to a loss of $78.7 million when compared with the combined nine-month period ended September 30, 2010. The factors that impacted those decreases include the items discussed above and a loss on extinguishment of debt in the amount of $25.5 million related to our February 2011 refinancing of our Term Loan Facility as described in Note 16 “Debt” in our unaudited consolidated financial statements in Item 1.

Net interest expense was $119.0 million for the nine months ended September 30, 2011 compared with net interest expense of $30.1 million for the combined nine months ended September 30, 2010. The period-over-period difference results from there being nine months of interest expense included in the nine months ended September 30, 2011 and only two months of interest expense in the combined nine months ended September 30, 2010 based on the date we incurred our debt. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2.0 billion. Refer to Note 16 “Debt” in our unaudited condensed consolidated financial statements in Item 1 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations.

Income Taxes

For the nine months ended September 30, 2011, our effective tax rate after discrete items was a 65.2% benefit as compared with a 27.3% expense for the combined nine months ended September 30, 2010. Excluding the net discrete tax benefit of $8.2 million recorded in the first nine months of 2011, the effective tax rate for the nine months ended September 30, 2011 was a 54.7% benefit. The $8.2 million discrete benefit recorded during the nine months ended September 30, 2011 was primarily a result of a reduction in the UK tax rate enacted in July 2011 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $5.5 million benefit during the nine months ended September 30, 2011. The discrete benefit was also due to other factors including a tax provision to tax return adjustment with respect to the filing of the prior year’s tax return and the release of tax reserves and interest resulting from expiration of US and UK statutes of limitations.

The change in the effective tax rate for the nine months ended September 30, 2011 compared with the combined nine months ended September 30, 2010 is primarily related to interest and amortization expense in the post-Merger period related to the post-Merger debt and the increase in value ascribed to intangible assets in purchase accounting which resulted in a pretax loss in the United States, an increase in income generated in lower tax jurisdictions and an increased tax benefit for the U.S. research and development credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010 and which expires on December 31, 2011.

There were no material changes to our unrecognized tax benefits during the three or nine months ended September 30, 2011. As of September 30, 2011, we had a total unrecognized tax benefit of approximately $12.0 million which would affect our effective tax rate if recognized and we believe that it is reasonably possible that approximately $0.2 million of our unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize interest and penalties related to uncertain tax positions in income tax expense and as of September 30, 2011, we had approximately $0.7 million of accrued interest related to unrecognized tax benefits.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Generally, the 2008 through 2010 tax years remain subject to examination for federal, 2006 through 2009 for significant states, and 2004 through 2010 for foreign tax authorities.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $217.2 million and had $155.5 million available under our revolving credit facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. In connection with the Merger, we incurred indebtedness totaling $2.0 billion. During the nine months ended September 30, 2011, we refinanced a portion of the debt, incurring additional indebtedness of $21.7 million when factoring in principal payments made on the legacy debt prior to the refinancing. Note 16 “Debt” in the Notes to the unaudited consolidated financial statements in Item 1 and the discussion below provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information, excluding the impact of original issue discounts, as of September 30, 2011:

(in thousands)	As of September 30, 2011
Revolving credit facility(1)	$—
Term loan facility(2)	1,338,275
Senior unsecured notes	700,000

Total indebtedness	$2,038,275

(1)	Our revolving credit facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of September 30, 2011).
(2)	In connection with the Merger, we entered into a $1.330 billion aggregate principal amount senior secured term loan facility with a 6.5-year maturity. The term loan was issued at a 3%, or $39.9 million, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan. In February 2011, we refinanced the senior secured term loan facility, increasing the aggregate principal to $1.345 billion and the term to a 7 year maturity. We paid $13.2 million in premium to refinance the debt of which $10.4 million will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the term loan and $2.8 million was expensed as part of the $25.5 million loss on extinguishment of debt in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011.

Nine months ended September 30, 2011 versus combined Nine months ended September 30, 2010

	Nine Months Ended September 30,
(in thousands)	2011 Successor	2010 Combined
Cash flow provided by (used in):
Operating activities	$119,174	$(16,030)
Investing activities	(30,784)	(3,345,783)
Financing activities	6,482	3,261,372
Effect of exchange rates on cash balances	(1,385)	(5,639)

Net increase in cash and cash equivalents	$93,487	$(106,080)

Operating Activities

Net cash provided by operating activities increased by $135.2 million, or 843.4%, to $119.2 million for the nine months ended September 30, 2011 from a net cash used amount of $16.0 million for the combined nine months ended September 30, 2010. The increase in operating cash flow is primarily related to net period-over-period favorable variances of $108.6 million related to Merger related payments made in 2010 that did not recur in 2011 and $36.0 million related to taxes stemming from the fact we paid taxes of $15.0 million during the combined nine months ended September 30, 2010 whereas we received net tax related cash inflows of $21.0 million in the nine months ended September 30, 2011. Additionally, we experienced a favorable variance of $85.9 million from non-recurring Merger related pension funding that occurred in the combined nine months ended September 30, 2010. These favorable variances are offset by an unfavorable variance of $108.3 million related to $124.0 million of interest payments made in 2011 compared to interest payments of $15.7 made in 2010.

We do not expect to be a U.S. Federal cash taxpayer for the remainder of 2011 and we expect we will maintain such status through 2012, based on our results of operations to date and expected results for the foreseeable future.

Investing Activities

When compared with the combined nine months ended September 30, 2010, net cash used in investing activities decreased by $3.3 billion, or 99.1%, to $30.8 million in the nine months ended September 30, 2011 primarily based on a decrease of non-recurring Merger related cash flows totaling approximately $3.4 billion being offset by proceeds related to the maturity of marketable securities of $159.4 million received in the combined nine months ended September 30, 2010 with no similar activity in the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 our purchases of property and equipment decreased $3.8 million or 11.1% to $30.8 million when compared with the combined nine months ended September 30, 2010. We have no material capital expenditure commitments.

Financing Activities

When compared with the nine months ended September 30, 2010, net cash provided by financing activities decreased by $3.3 billion, or 99.8%, to $6.5 million in the nine months ended September 30, 2011 primarily based on decreases of $1.9 billion and $1.4 billion related to proceeds obtained from issuance of debt and stock respectively, as part of the Merger in the combined nine months ended September 30, 2010 and not recurring in 2011 being modestly offset by $11.9 million in proceeds received in the nine months ended September 30, 2011 from purchases of our parent company’s common stock by certain executives with no similar proceeds received during the combined nine months ended September 30, 2010.

We do not expect for the foreseeable future to pay dividends on our common stock. The various covenants of our debt agreements, including our Senior Secured Credit Facilities and the indenture governing the Senior Notes due 2018, restrict our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial conditions, capital requirements, any contractual restrictions and any other considerations our Board deems relevant, and would require consent of our lenders.

Prior to the Merger, we paid regular quarterly dividends to our stockholders. Details on the last regular quarterly dividend paid under this program are as follows:

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2010	March 3, 2010	Regular (cash)	$0.20	$18,964

These cash dividends were paid from our existing cash resources.

Debt related to the Merger

Overview

On July 29, 2010, in connection with the Merger, we entered into several new debt instruments totaling $2.2 billion, inclusive of our Revolving Credit Facility. Details of each instrument are described below. Fees totaling $74.7 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in Deferred Financing Costs on the Consolidated Balance Sheet of the Successor. These costs are being amortized from the merger date over the remaining term of each debt instruments using the effective interest rate method.

On February 11, 2011, we completed a refinancing of a portion of our debt instruments outstanding.

Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility

On February 11, 2011, we completed a refinancing of our Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the term loan LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a reduction in the term loan LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of term loan to February 11, 2018,

•	an extension of the commencement date for amortization payments on the term loan to June 30, 2011, and

•	an increase in the principal amount of the term loan from $1.330 billion to $1.345 billion.

We also have a $160.0 million senior secured revolving credit facility that matures July 29, 2015.

Interest Rate and Fees

Interest on the Term Loan is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate published by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 16 “Debt”). We have made a determination that we will elect option (a) on a prospective basis. In September, 2010, we designated as accounting hedges three forward starting interest rate caps related to the senior secured term loan facility with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps were not effective until September 30, 2011, and accordingly did not impact the interest rate on the debt at September 30, 2011 (Refer to Note 17 “Derivatives”). As part of the refinancing of our Term Loan discussed in Note 16 “Debt”, we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced 0.50% subject to us reducing our leverage to specified ratios.

Installments

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the senior secured term loan facility with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of senior notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. In the nine months ended September 30, 2011, we have paid $72.1 million in interest payments related to our Senior Notes representing both of our required payments for 2011.

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

On May 9, 2011, we filed a registration statement with the Securities and Exchange Commission on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day we launched an exchange offer whereby we offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior Notes. We did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”. On July 8,

2011, the exchange offer closed having exchanged 100% of the original Senior Notes. On July 14, 2011, the exchange occurred and the Company issued the Exchange Notes. There is no established market for the Exchange Notes and we intend to apply for a listing of the Exchange Notes on any securities exchange or market quotation system.

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

Future minimum principal payment obligations due per our senior secured credit facility and senior notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
2011	$3,363
2012	$13,450
2013	$13,450
2014	$13,450
2015	$13,450
2016 and thereafter	$1,981,112

Total	$2,038,275

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Covenant EBITDA (1)

Covenant EBITDA as defined in the credit agreement governing the senior secured credit facilities and the indenture governing the Senior Notes due 2018 is used to determine our compliance with certain covenants. EBITDA is calculated by adding back to GAAP net (loss) income the following items, interest and other financing costs, net, income taxes, and depreciation and amortization. We also refer to Covenant EBITDA as Pro Forma Adjusted EBITDA (1). Covenant EBITDA is a non-GAAP measure calculated by adding back to EBITDA unusual or non-recurring charges and certain non-cash charges, as well as certain pro forma expected cost savings as permitted under the credit agreement. We believe that presenting Covenant EBITDA is appropriate to provide additional information to investors regarding our compliance with our credit agreement. Any breach of the credit agreement covenants that are based on ratios involving Covenant EBITDA could result in a default under that agreement, and the lenders could elect to declare all amounts borrowed to be due and payable. Any such acceleration would also result in a default under the indenture. Additionally, under the debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Covenant EBITDA.

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	($ in thousands)
	2011 Successor	2010 Combined	2011 Successor	2010 Combined
Net Income (loss)	$9,848	$(80,470)	$(27,405)	$(25,788)
Interest expense	38,390	31,113	119,025	30,509
Other (income) loss	(30)	(745)	2,708	(952)
Income tax benefit	(17,433)	(35,812)	(51,295)	(9,689)
Depreciation and amortization	51,141	36,078	168,048	72,428

EBITDA	81,916	(49,836)	211,081	66,508

Adjustments:
Stock-based compensation	952	18,117	2,740	24,768

Merger costs	—	100,818	—	116,113
Other non-recurring charges (2)	2,679	6,609	29,335	6,826

Other charges (3)	1,814	1,822	2,727	1,678
Pro forma cost savings (4)	7,500	7,500	22,500	22,500

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$94,861	$85,030	$268,383	$238,393

(1)	Interactive Data’s Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our senior secured credit facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our senior secured credit facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2010.

Commitments and Contingencies

As of September 30, 2011, there have been no material changes to our commitments and contingencies since December 31, 2010 except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 2 “Merger” and Note 16 “Debt” in the Notes to the unaudited consolidated financial statements in Item 1. (See Note 19 in the Notes to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.)

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition – Multiple-element Arrangements.” ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

In October 2009, the FASB issued ASU 2009-14, “Software: Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), regarding ASC Topic 985 “Software – Revenue Recognition.” This ASU modifies the scope of ASC Subtopic 965-605, “Software Revenue Recognition,” to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, and is subject to the safe-harbor created by such Act and laws. Such forward looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Other than disclosed in our quarterly reports on Form 10Q for the quarters ended March 31, 2011 and June 30, 2011, no material changes to important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements have been identified that differ from those disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

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

Total revenue for the three and nine months ended September 30, 2011 and 2010 and long lived assets as of September 30, 2011 and December 31, 2010 by geographic region outside the United States, is as follows (in thousands):

	Successor	Combined
	Three Months Ended September 30,
	2011	2010
Revenue:
United Kingdom	$19,659	$18,904
All other European countries	32,177	26,350
Asia Pacific	9,752	8,157

Total	$61,588	$53,411

	Successor	Combined
	Nine Months Ended September 30,
	2011	2010
Revenue:
United Kingdom	$60,762	$55,230
All other European countries	93,946	82,896
Asia Pacific	27,785	23,532

Total	$182,493	$161,658

	As of
	September 30,	December 31,
	2011	2010
Long-Lived Assets:
United Kingdom	$592,086	$620,711
All other European countries	156,353	164,530
Asia Pacific	172,053	177,349

	$920,492	$962,590

The revenue specific tables above are present on a combined basis for the Predecessor and Successor periods for 2010. The Company believes that the presentation on a combined basis is more meaningful as it allows for more useful period-over-period comparison of our results of operations.

Interest Rate Risk

We have interest rate risk due to our Term Loan which is variable rate debt and associated interest rate caps. As of September 30, 2011, we had $1.3 billion of Term Loan debt under our senior secured credit agreement, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 0.37% at September 30, 2011, our minimum interest rate is set at 1.25% (plus an applicable percentage). The current interest rate is 4.50%. An increase of 1% in our variable rate above our September 30, 2011 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $12.5 million. As of September 30, 2011, approximately 52% of this exposure is hedged with the interest rate caps. Please refer to Note 17 “Derivatives”, Note 16 “Debt” and the Liquidity section of the MD&A above for further discussion of our debt and derivatives. Prior to the Merger, we did not have any debt.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation from time to time and are subject to claims made time to time with a portion of the defense and/or settlement cost being covered, in some cases, by various commercial liability insurance policies and third party indemnifications. We believe that there is no litigation pending against us that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I – Item 1A and under “Information Regarding Forward-Looking Statements” in Part II – Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 8, 2011	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: November 8, 2011	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer