Form 10-K
period 2011-12-31
INTERACTIVE DATA CORP/MA/
filed 2012-03-16
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there was no established public trading market for any of the common stock of the registrant. As of March 14, 2012, there were 10 shares of common stock of the registrant outstanding, all of which were owned by Igloo Intermediate Corporation.

Documents Incorporated by Reference: None

PART I

Item 1.	Business

We are a leading provider of financial market data, analytics and related solutions. Thousands of financial institutions, as well as hundreds of software and service providers subscribe to our services. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. We distribute our financial data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

On July 29, 2010, Interactive Data Corporation (“we” or “us”) was acquired in a merger (the “Merger”) by investment funds managed by Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”). As further discussed in Note 1 “Summary of Significant Accounting Polices” and Note 3 “Merger”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we are wholly-owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors.

This Business Section and our consolidated financial statements following the Merger exclude the accounts of Intermediate and Holdings. We continued as the surviving corporation after the Merger and the accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K are presented for the year ended December 31, 2009 and the period from January 1 to July 29, 2010, both of which are prior to the Merger (referred to as the Predecessor period) and for the period from July 30 to December 31, 2010 and the year ended December 31, 2011, both of which are subsequent to the Merger (referred to as the Successor period). Our discussion in this Business Section as well as in the Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the sum of the results of the 2010 Predecessor and Successor periods on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This combined presentation is not in accordance with accounting principles generally accepted in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be strictly comparable to 2009 or 2011 results; however, we believe that presentation and discussion of Combined 2010 results is meaningful to investors as it enables a reasonable comparison to the comparable years ended December 31, 2009 and 2011.

In our filings prior to this Annual Report on Form 10-K, our financial reporting included two reportable segments: Institutional Services and Active Trader Services. Effective for the fourth quarter of 2011, the composition and description of our reportable segments was changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011 and reflects the way we currently approach the market and analyze operating performance. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, ultra low latency infrastructure services, hosted web solutions and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. This segment accounted for $591.9 million, or 68.2%, of our revenue for the year ended December 31, 2011.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations. This segment accounted for $275.8 million, or 31.8%, of our revenue for the year ended December 31, 2011.

For revenue, income from operations, identifiable assets and the relevant percentages for each of our segments, in addition to revenue and long-lived assets by geographic region, please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Forward-looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, including those detailed under the heading, “Risk Factors” in Item 1A in Part I, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

Corporate History

Interactive Data Corporation (formerly known as Data Broadcasting Corporation) was incorporated in 1992 under the laws of the State of Delaware. On February 29, 2000, Interactive Data Corporation was created through the merger of Data Broadcasting Corporation, which included the eSignal suite of workstations and the BondEdge fixed income analytics offerings, and the business then known as Interactive Data Corporation, which included historical and end-of-day pricing, evaluations and financial information, an entity which has been in the financial data business for over 40 years and at the time of the merger was 100% indirectly owned by Pearson plc. Subsequent to this merger and through July 29, 2010, Pearson plc indirectly owned approximately 61% of our issued and outstanding common stock. On July 29, 2010, we were acquired by investment funds managed by the Sponsors. Refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation, we have completed a number of acquisitions, which have served to either expand our existing businesses or enabled us to enter adjacent market segments. The following provides a brief description of each of these acquisitions:

•

In January 2002, we acquired from Merrill Lynch, Pierce, Fenner & Smith Incorporated certain assets used in its Securities Pricing Service business. These assets have since been integrated into our evaluated pricing and reference data operations.

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

•

In September 2004, we acquired the net assets of FutureSource, LLC, and its subsidiaries, or FutureSource, a leading provider of real-time futures and commodities data. The FutureSource offerings are now part of workstations.

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

•

In March 2006, we acquired the net assets of Quote.com and certain other related assets from Lycos, Inc. Quote.com offerings, which included subscription-based services for active traders, QCharts and LiveCharts, are now part of our range of workstations.

•

In May 2007, we acquired the net assets comprising the market data division of Xcitek LLC (“Xcitek”), as well as the market data assets of its affiliate Xcitax LLC (“Xcitax”). These assets included North American corporate actions data, such as reorganization, cost basis and class action data. These assets were integrated into our reference data operations.

•

In August 2008, we acquired Kler’s, a leading provider of reference data to the Italian financial industry, including corporate actions and taxation information on Italian and international securities, with coverage of equities, listed and unlisted Italian bonds, funds, simple derivatives and warrants. Kler’s now markets its services as Interactive Data Kler’s.

•

In December 2008, we acquired 80% of NDF from NTT DATA Corporation and certain other minority stockholders. In 2009, we subsequently acquired an additional 10% interest and we acquired the remaining outstanding equity in December 2010. NDF, which was renamed Interactive Data Japan KK, is a leading provider of securities pricing, reference data and related services to most of the major financial institutions in Japan.

•

In December 2009, we acquired certain assets of Dow Jones & Company, Inc.’s Online Financial Solutions (“OFS”) business. The OFS assets are used to develop and host web-based solutions, including news, market data, research and advanced charting, portfolio management and alerting capabilities. We integrated this business into our wealth management offerings within our Trading Solutions segment.

•

In January 2010, we acquired the assets of Dubai-based Telerate Systems Limited (“TSL”), a sales agent for our workstations used by commodities, financial futures and foreign exchange trading community in the Middle East. The TSL assets have been rebranded under the Interactive Data name within our Trading Solutions segment.

•

In January 2010, we acquired the assets of 7ticks, a provider of electronic trading networks and managed services. This business specializes in providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading. The 7ticks business operates as part of our real-time services offering in our Trading Solutions segment. The 7ticks services are now marketed as Interactive Data 7ticks.

Industry Background

Financial industry participants utilize financial market data and information services and solutions to support critical business functions across the enterprise of their organizations, including the valuation of financial instruments, risk management, compliance with regulatory requirements, investment decision-making and trading. The financial market data required to support these applications encompasses real-time, intraday, end-of-day and historic pricing and evaluation information, reference data such as dividends, corporate actions and key descriptive information about securities and other related business or financial content. This market data is integrated into an expansive range of proprietary and third-party tools, systems and solutions that support a range of mission-critical activities such as investment research, the development and execution of trading strategies, risk management, compliance, sales and marketing, and customer support.

It is costly and complex for financial institutions, information media companies and others to directly obtain, aggregate, store, evaluate and distribute financial market data from the securities exchanges and other financial markets worldwide. In addition, financial institutions and other organizations using financial market data typically strive to consistently obtain their content in a timely manner without sacrificing quality or security. Extensive expertise and technical knowledge about the financial market data industry are required to effectively obtain, aggregate, store, evaluate and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and knowledge is highly specialized and diverse, as are the underlying technical infrastructure and related systems for delivering such content to customers. In addition, considerable domain and technological expertise is needed to develop and deploy systems and solutions that integrate this content and effectively address customer requirements.

For these reasons, financial institutions and other organizations contract with financial market data service providers like ourselves that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data, and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable and consistent manner whenever the customer requires it (in real-time, at specified intervals during the day, or at the end of the day). In addition, specialized financial market data vendors like us invest significant resources to identify and mitigate source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like ourselves develop proprietary methodologies, models and systems that are used to produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income financial instruments, that trade infrequently, if at all, in the secondary market. Related to this, financial institutions may find it valuable to obtain this data from an independent third party like us who is not involved in the underlying securities transactions.

In addition, as financial institutions develop, deploy and execute sophisticated automated trading programs, they are increasingly looking for specialist providers like us to offer ultra low latency connectivity between their trading systems and stock exchanges and trading venues. Financial institutions may also seek third-party solutions providers like us to help them design, build and host certain parts of their web sites, extranets or intranets. These customized, hosted web-based solutions typically aggregate content from third-party providers like us, and combine that with internal information as required, to cost-effectively support the wealth management, sales and marketing, customer service and various other activities of a financial institution. Moreover, to make timely decisions in support of their investment strategies, many customers access financial information portals and workstations that integrate financial content from an extensive range of sources as well as provide access to sophisticated analytics and decision-support tools.

Services and Customers

We offer our financial market data services, analytics and related solutions to financial institutions, as well as software and service providers. Our businesses address the needs of these customers by providing time-sensitive, high-quality information regarding securities, commodities and derivative instruments as well as access to sophisticated decision-support tools. We target our customers through our Pricing and Reference Data and Trading Solutions segments’ offerings.

Our customer base is both diverse and global in scope. Our customer base includes many of the world’s largest financial institutions, including 48 of the top 50 U.S. banks, all of the top 50 global asset managers, all of the top 50 U.S. mutual funds and all of the top global custodians. The number of customers includes all legal entities directly subscribing to our offerings. Certain units, divisions, regional affiliates and certain business units within a single legal entity or organization are considered by us to be separate distinct customers when they separately subscribe to our services. The number of customers within any given segment may vary from year to year based on several factors, including new sales to new customers, new customers resulting from acquisitions, customer cancellations, and the impact of the consolidation of customers. In addition, through our VAR relationships, we maintained interfaces to over 500 software applications, technology solutions, outsourcing-related services and web portals. These VARs sublicense or redistribute data typically to medium and small institutions, and individual investors.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide, including banks, brokerage firms, mutual funds companies, ETF sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Evaluated Pricing:

•

We deliver an extensive range of daily opinions of value on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Our evaluated prices are the result of developing and refining our proprietary processes and methodologies that combine sophisticated modeling techniques developed by our quantitative methodologists including math, finance, physics and statistics PhDs; information from an extensive range of market sources; and a team of approximately 180 skilled evaluators who integrate relative credit information, observed market movements and sector news into our evaluated pricing applications and models. Given that many fixed income securities and other financial instruments trade infrequently, if at all, in the secondary market, our evaluated prices represent our good faith opinion of the price a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale. Our evaluated pricing services are typically used by customers along with our listed markets pricing for asset and portfolio valuation such as end-of-day mutual fund net asset values (“NAVs”), and risk management applications.

•

Our evaluated pricing coverage includes securities and financial instruments issued in North America such as corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured products, and foreign instruments issued in markets outside of North America such as convertible bonds, debentures, Eurobonds and sovereign and corporate bonds. Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information ServiceSM through which we provide evaluations for certain international equity securities, equity options and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international, exchange-traded issue that would likely prevail in a liquid market in view of information available at the time of evaluation.

Reference Data:

•

Complementing our evaluated pricing services is a range of listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the financial instrument processing lifecycle. This content is supported by a global team of over 250 reference data collection professionals with language skills including English, German, French, Spanish, Portuguese, Italian, Mandarin, Japanese, Korean, Thai and Indonesian. Our reference data covers:

•

Listed and Non-listed Markets Pricing: Extensive, high-quality intraday, end-of-day and historical global pricing for securities typically used for portfolio valuation and risk management applications;

•

Corporate Actions: End-of-day and intraday corporate actions and income-related information such as capitalization changes, dividends, stock splits, earnings, shares outstanding and changes in credit ratings for fixed income and equity securities;

•	Terms and Conditions: Key terms and conditions for fixed income financial instruments such as call, put and interest payment information; and

•	Identification Information: Name, ticker symbol, CUSIP®, SEDOL®, etc.

Our listed and non-listed markets pricing information, evaluated pricing and other descriptive reference data services are often used in tandem by financial institutions worldwide to facilitate mission-critical functions including portfolio valuation, client reporting, regulatory compliance, risk management, and investment research. For example, each U.S. mutual fund has a regulatory obligation to determine the fund’s NAV each trading day. The NAV is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data we provide to them as an important input to their own daily valuation determinations, and we believe we are the leading provider of market data that supports the NAV calculation processes within the U.S. mutual fund industry. Financial institutions also utilize our content to support an array of other applications. For example, our reference data is used by financial services firms in the settlement process that occurs in connection with purchases and sales of financial instruments, and in the preparation of reports and account statements internally and for their end clients. In addition, financial institutions utilize Pricing and Reference Data’s securities information as they perform activities required to meet various regulatory requirements. Intraday, end-of-day and historical data from this business is also used by customers to research investment decisions.

To support our evaluated pricing and reference data offerings, we have developed proprietary methods for receiving, aggregating, delivering and displaying source data. In addition, when practicable, teams of professionals work to enhance the quality and completeness of the data before it is delivered to customers. Our customers receive a majority of their data through computer-to-computer links and Internet-based applications. We also work closely with redistributors who typically use their own delivery systems or serve as an interface between their clients’ and our delivery systems to redistribute and/or process our data. We design our data feeds to be compatible with third-party software applications and standard industry protocols to allow institutional customers to integrate these data feeds into their infrastructures. At the same time, our offerings are typically tightly integrated into our customers’ systems and workflows, often as the result of significant historical investment by these customers. We continue to refine and enhance our proprietary methodologies for evaluating fixed income financial instruments by combining sophisticated modeling techniques, information from market sources and teams of skilled evaluators who integrate relative credit information, observed market movements and sector news into the evaluated pricing applications and models.

To capitalize on growth opportunities for our evaluated pricing and reference data services, we actively seek to enhance our existing services and develop new offerings by establishing business alliances, automating key data collection processes, refining our evaluation processes, expanding our data coverage, (particularly in the area of hard-to-value financial instruments), increasing the delivery frequency and flexibility of our services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges. During 2011, we expanded our evaluated pricing market coverage by introducing new valuation services for U.S. residential whole loans and credit default swaps, developing a new real-time version of our Fair Value Information Service and adding local evaluators in Germany and Hong Kong. We also introduced new information and transparency tools and resources, such as VantageSM our web-based transparency service that provides customers with extensive data regarding the fixed income market and our evaluations, as well as workflow capabilities that are designed to enhance our customers’ operational efficiency. We expanded our reference data market coverage, enhanced a number of core offerings including our intraday corporate actions service, Business Entity Service and Basket Calculation Service, implemented initiatives to further increase the quality of our data and collect certain data sets that were previously provided to us by third parties.

Fixed Income Analytics:

•

Our fixed income analytic offerings, led by our flagship solution BondEdge®, provides financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. These offerings are used by financial institutions to simulate various fixed income market environments to help forecast performance results, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures, analyze asset cash flows and support compliance with certain state regulatory reporting requirements. BondEdge tools help fixed income professionals manage institutional fixed income portfolio risk, help identify fixed income investment opportunities and comply with certain regulatory requirements by providing access to interest rate and credit risk management tools, an extensive global fixed income financial instruments database as well as regulatory reporting and compliance tools. BondEdge’s advanced risk/reward analysis tools are supported by proprietary quantitative modeling techniques that access our comprehensive terms and conditions security information. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages, in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. The primary users of BondEdge within these financial institutions are fixed income portfolio managers who invest in or sell fixed income financial instruments, particularly complex securities. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge®), local area network/wide area network configurations (BondEdge ES) and a fully hosted offering, BondEdge® OnDemand, which provides customers an alternative to installing and managing BondEdge as an in-house application.

•

We also provide a service bureau offering, BondEdge BureauSM, whereby our BondEdge Solutions professionals run BondEdge on behalf of customers and provide customers with certain fixed income portfolio analysis and risk management information. In addition, this business markets BondEdge FeedSM (which has also been marketed as Analytix DirectSM in the U.S.), a fixed income data feed service that provides a variety of risk measures independent of a dedicated software application. This service is designed to meet the needs of financial institutions that operate centralized data warehouses to support multiple departments and various applications throughout the institution. BondEdge Feed is also marketed as an add-on module to certain pricing and reference data services.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations.

Real-Time Feeds and Trading Infrastructure Services:

•

Our real-time feeds offerings provide cost-effective access to disparate real-time data sources without having to maintain direct connections. Through our PlusFeedSM service, customers receive consolidated real-time and/or delayed financial data from over 450 global exchanges, trading venues and data sources covering listed and OTC securities. We offer a variety of delivery methods for PlusFeed, including client site deployed solutions with leased-line connectivity, hosted Internet delivery via a secure virtual private network (PlusFeed VPN) and a secure leased-line connection for cost-effective access to a specified “watch-list” of instruments (PlusFeed Select). Our PlusFeed service is complemented by PlusTickSM, which provides financial institutions with access to tick and trade data for global securities in order to assist them in their compliance with “best execution” requirements, transaction cost analysis and advanced charting applications.

•

We also provide infrastructure services such as direct exchange access, proximity hosting and support services that enable access to raw real-time exchange data and facilitate ultra low latency electronic trading. Customers use these managed services to outsource key aspects of their electronic trading operations to us including the build out, management and monitoring of the network infrastructure, and the connectivity between their automated trading systems and stock exchanges and trading venues around the world.

We continually seek to strengthen our Real-Time Feeds and Infrastructure Services offerings within the Trading Solutions segment. More specifically, we work closely with customers to ensure that our offerings can support or leverage various technology environments in order to effectively manage rising market data volumes, reduce data latency or further facilitate their ultra low latency trading strategies. We continue to add new financial markets, particularly those outside of North America, and content, and further extend our 7ticks networks coverage globally. In 2011, we added global broker and other over-the-counter (OTC) content as well as various stock exchanges to our PlusFeed service, added support for new exchanges and financial markets to further extend our 7ticks network globally, and enhanced the network monitoring and reporting capabilities available for 7ticks customers.

Customized Hosted Web Applications and Workstations:

•

We are focused on designing, building and hosting customized, web-based financial information solutions primarily to address the wealth management and information media sectors. Our web-based hosted financial information solutions, such as PrimePortal, utilize a flexible web services architecture, and consist of financial market data, decision-support tools and hosting services. Customers use the web portals, financial web pages and web modules that we develop and host on our technical infrastructure to effectively and efficiently provide relevant information and tailored functionality in easy-to-use interfaces while helping facilitate investment and advisory processes, and streamline workflows.

•

We also market a range of workstations that primarily target the wealth management, energy and commodity and active trader sectors. Our workstations help our customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. Our primary wealth management workstations are PrimeTerminal and Market-Q, which are hosted market data workstations sold in Europe and North America, respectively. Along with our web-based hosted solutions, these workstations aggregate content that may be sourced from both the customer and from a number of information providers, including us, and then tailor the visual display of the content to the needs and specifications of clients. By using a software as a service (“SaaS”) business model for our web-based hosted solutions, we enable customers to lower expenses by reducing the need for owning and maintaining costly IT infrastructures and managing market data volumes. Under our eSignal® and FutureSource® brands, we provide workstations and related offerings that deliver real-time financial market information and provide decision-support tools that address the needs of active traders, energy and commodity professionals, and other investors. These workstations are complemented by services for wireless access to real-time streaming market data. As of December 31, 2011, our workstations and related services supported approximately 83,000 total subscribers worldwide.

Within the Hosted Web and Workstations offerings, we seek to enhance our services by providing access to news, pricing and information, adding new tools for displaying and analyzing investment portfolios, developing new capabilities to enhance the investment decision-making process across a range of different securities, identify securities of interest, and by creating new statistical and analytics tools designed to enable customers to better track the performance of their investments. In 2011, we added new content, features and functionality into our hosted web and workstation platforms, including improved access to trade execution capabilities and enhanced integration between certain workstation platforms and our mobile services.

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. More specifically, we are investing in internal development programs in ways that can enable us to deliver high-value services and solutions and extend our global reach. In particular, we plan to continue expanding our market coverage, adding additional resources in growth-oriented international markets, and developing new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

In addition, strategic acquisitions have complemented our internal investment activities in the past, and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives. Furthermore, we continue to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our core real-time, intraday and end-of-day evaluations and listed market pricing and various other reference data services.

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

Marketing

To support the sales efforts of our businesses, we implement a range of promotional and lead-generating activities such as public relations, direct mail, email, seminars, targeted trade shows and other customer-oriented events (both in person and in online forums), community involvement and advertising. Our other primary marketing initiatives include advertising in leading vertical publications and on the Internet, publishing white papers and newsletters, issuing press releases and having our executives and managers quoted in various articles. When possible, our businesses coordinate sales, marketing and development activities to cost-effectively address various needs of our customers in a timely manner. Our sales teams possess specialized industry and product expertise that facilitate on-site and remote demonstrations of our services and direct interaction with our customers and prospects. We also work closely with VARs and other business partners to jointly market our services to current and prospective customers. In 2012, we intend to continue to monitor changes in our industry and the evolving needs of our customers. We will also continue to foster our long-standing customer relationships and work closely with our customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our global customer base.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our core service areas. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse offerings that allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our extensive expertise and knowledge about the financial market data industry;

•	Our experience and expertise in valuing hard to price securities;

•	Our timely and reliable delivery and the quality and breadth of coverage of our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data and related services to meet the current and evolving needs of our customers;

•

Our technical expertise and experience which enables us to deliver our data and related services using a variety of delivery platforms and technologies, and to cost-effectively integrate our data and related services into the operational workflow of our customers;

•	Our ability to innovate and keep pace with evolving needs of our customers as well as our ability to timely launch new services that meet the needs of our customers;

•	Our independence as a provider of services which are unaffiliated with a traditional investment bank, brokerage or asset management firms;

•	Our high-quality customer service and support;

•	Our VAR network, which adds significant distribution scale and enables us to contract, either directly or indirectly, with small- and medium-sized customers;

•	Our reputation as a leader in the industry; and

•	Our strong customer relationships.

Pricing and Reference Data

Competition within our Pricing and Reference Data segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our evaluated pricing and reference data offerings include large global suppliers of financial and business news and financial market data such as Thomson Reuters Corporation, SIX Telekurs, Markit Group Limited, S&P Valuation Services and Bloomberg L.P. Additionally, specialized competitors in structured products, derivatives and other complex, esoteric securities include J.P. Morgan Pricing Direct (formerly Bear Stearns Pricing Direct), Pricing Partners, and SuperDerivatives. In the fixed income analytics product area, our BondEdge offerings compete against other financial services analytical software companies such as FactSet Research Systems Inc., The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), Barclays Bank PLC’s POINT® (as a result of its acquisition of Lehman Brothers) and Wilshire Associates Incorporated. Other competition unique to this product area includes the use of specialized spreadsheet applications, and financial institutions that develop their own in-house software solutions.

Trading Solutions

Competition within our Trading Solutions segment varies from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to real-time data feeds include Thomson Reuters Corporation, Bloomberg L.P., NYSE Technologies, SIX Telekurs, Morningstar and Activ Financial. Competitors in the ultra low latency trading solutions area include global managed services providers such as BT Radianz and Savvis, and other specialized managed service providers that facilitate ultra low latency trading. Competitors in the hosted web solutions sector include firms such as Markit Group Limited (as a result of the July 2010 acquisition of Wall Street on Demand), Morningstar and Quote Media. Competition for wealth management workstations includes Thomson Reuters Corporation, SIX Telekurs, Morningstar and other smaller niche providers. In the energy and commodity, and active trader sectors, workstation competition can vary from Thomson Reuters and Bloomberg L.P., to specialized vendors such as CQG, Inc., DTN Holding Company, Inc. (a business owned by Telvent), TradeStation (which was acquired by Monex Group in June 2011 and now operates as a wholly owned subsidiary of Monex Group), Realtick (part of Convergex Group) and other niche vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our workstation offerings include price, ease of use, compatibility with third-party software packages and analytics that are independent of a brokerage or asset management firm yet provide access to these firms.

Technology Infrastructure

Our global technology infrastructure and operations support the offerings within each segment of our business. As we move forward, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our core real-time, intraday and end-of-day pricing and reference data services. As part of this activity, we are upgrading and consolidating our extensive content databases and delivery platforms to more effectively support our service offerings, accelerate time to market for new services and better leverage the combined capabilities of the different service groups across our organization. In addition, we are also in the process of enhancing our global real-time network and related processing capabilities to extend and leverage the Interactive Data 7ticks infrastructure. Across all segments of our business, we invest in technology oriented initiatives designed to further enhance the quality and expand the breadth of coverage in our data offerings, as well as the features and functionality of various offerings.

Our technology infrastructure is designed to facilitate the reliable and efficient processing and delivery of data and analytics to customers worldwide. Our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. As a result, in the event of a site failure, equipment problem or regional disaster, we believe we have the capacity to handle the additional load through the remaining data centers. We continue to be focused on maintaining a global technical infrastructure that allows us to support our growing businesses, and provide data and analytics using various delivery methods designed to meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. Additionally, we have four patents issued and two patents that have been approved for issuance. One of our issued patents expires in August 2021, another in December 2022, and two expire in September 2027. We have rights to approximately 80 trademarks and service marks. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services (with the exception of certain rights unrelated to our business that we jointly own with Nookco as described below under the heading, “Related Party Transactions” in Part III of this Annual Report on Form 10-K). Other than with respect to the value of services marks and trademarks as described in Note 3, “Merger” in the Notes to the Consolidated Financial Statement Included in Item 8 of this Annual Report on Form 10-K, no single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our business or our results of operations. License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business.

Geographic Areas

Through subsidiaries and affiliates, we conduct business in numerous countries outside of the United States. Our international businesses are subject to risks customarily encountered in international operations, including fluctuations in foreign currency exchange rates, import and export controls, and other laws, policies and regulations of local governments. During the year ended December 31, 2011 we expanded the number of geographic areas presented and prior years have been reclassified using the new approach for comparability purposes. During the past three years, our revenue by geographic region was as follows:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2011	Combined 2010	Period From July 30 through December 31, 2010	Period From January 1 through July 29, 2010	Year Ended December 31, 2009
Revenue:
United States	$596,836	$547,624	$235,023	$312,601	$522,480
United Kingdom	88,688	82,534	35,442	47,092	75,722
All other European countries	126,891	117,218	50,337	66,881	113,583
Asia Pacific	42,699	39,523	16,972	22,551	37,861
Rest of World	12,609	9,746	4,327	5,419	7,572

Total	$867,723	$796,645	$342,101	$454,544	$757,218

At December 31, 2011, 2010 and 2009, respectively, long-lived assets by geographic region are as follows:

(In thousands)	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Long-lived assets:
United States	$2,723,355	$2,863,599	$584,292
United Kingdom	589,793	620,711	114,390
All other European countries	149,949	164,530	103,088
Asia Pacific	174,223	177,349	36,687

Total	$3,637,320	$3,826,189	$838,457

Employees

We had approximately 2,600 employees as of December 31, 2011.

Working Capital Requirements

We have no special working capital requirements.

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

Our Interactive Data Desktop Solutions (Europe) Limited subsidiary is registered with the United Kingdom Financial Services Authority.

Internet Address and SEC Reports

We are required to file certain periodic information, documents and reports pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). The trustee or holders of our Senior Notes due 2018 may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which the trustee or holders of our Senior Notes due 2018 can electronically access our SEC filings.

Our internet website is www.interactivedata.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We will also provide a copy of these documents free of charge to the trustee or holders of our Senior Notes due 2018 upon request.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before “Corporate History” above.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under the senior unsecured notes due 2018 (the “Senior Notes”).

As a result of completing the Merger and related financing transactions on July 29, 2010 (the “Transactions”), we became highly leveraged. As of December 31, 2011, our total indebtedness was $2.0 billion. We also had an additional $155.5 million available for borrowing under our Revolving Credit Facility at that date (after giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2011 related to certain operating leases). The following table shows our level of indebtedness and certain other information as of December 31, 2011.

(in thousands)	As of December 31, 2011
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,334,912
Senior Notes	700,000

Total indebtedness	$2,034,912

(1)	Our Senior Secured Credit Facilities, which have a 5-year maturity, provide for borrowing up to a $155.5 million aggregate amount (after giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2011).
(2)	In connection with the Merger, we entered into a $1.33 billion aggregate principal amount Senior Secured Credit Facilities with a 6.5 – year maturity. The Term Loan Facility was issued at a 3%, or $39.9 million, original issue discount, which is being amortized and included as interest expense using the effective interest method in our statements of operations over the life of the Term Loan Facility. In February 2011, we refinanced the Senior Secured Credit Facilities, increasing the aggregate principal to $1.35 billion and the term to 7 years. We paid an early payment fee of $13.2 million in premium to refinance the debt of which $10.4 million is being amortized and included as interest expense using the effective interest method in our statements of operations over the life of the Term Loan Facility and $2.8 million was expensed as a loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2011.

Our high degree of leverage could have important consequences for holders of Senior Notes, including:

•	making it more difficult for us to make payments on the Senior Notes;

•	increasing our vulnerability to general economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indenture governing the Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our interest expense for the year ended December 31, 2011 was $157.1 million.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

In addition, under our Senior Secured Credit Facilities we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests. A breach of any of these covenants could result in a default under each of our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders under our Senior Secured Credit Facilities could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure each such indebtedness. We have pledged substantially all of our assets as collateral under our Senior Secured Credit Facilities. If any of the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure holders of Senior Notes that we will have sufficient assets to repay our Senior Secured Credit Facilities and the Senior Notes.

Risks Related to Our Business

The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

We are seeing customers maintain their focus on controlling or reducing spending as a result of the continued financial challenges and market uncertainty many of them continue to face. For example, in 2011, many large financial institutions initiated reductions in their workforce and took other measures to control or contain operational spending. Customers within the financial services industry that strive to reduce their operating costs may seek to further reduce their spending on financial market data and related services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our results of operations could be materially and adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting other vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their financial market data needs, our results of operations could be materially and adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services.

The recent financial crisis and continued market uncertainty have resulted in consolidation among some participants in the financial markets and the collapse of others. We continue to see ongoing consolidations between participants in the financial markets, and there may be additional consolidations or failures in the future. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations and/or service downgrades in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if a customer who accounts for a material percentage of our revenue or profit ceases operations as a result of bankruptcy such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, weak or declining financial performance of financial market participants or the failure of market participants, could lower demand for our services.

Our business is dependent upon the health of the global financial markets as well as the financial health of the participants in those markets. For example, the recent financial crisis has adversely affected many financial institutions and has led to an increased focus on cost containment or reduction, including market data and related services costs. These factors have contributed to lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities in certain asset classes. It also led to the collapse of some market participants. Some of the demand for financial market data and related services is dependent upon activity levels in the securities markets and the financial health of financial institutions and other market participants while other demand is static and is not dependent on such factors. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets or that have an adverse impact on the financial condition of market participants could have a material adverse effect on our revenue. For example, the recent financial crisis and declining activity levels in the securities markets adversely impacted subscriber retention and acquisition within our Trading Solutions segment. In addition, weaker financial markets can lead firms to alter their investment strategies, which can impact usage levels by institutional clients. Because many customers subscribe to our offerings over a multi-year period or annually, our performance can lag the cyclical nature of the financial markets by 12 to 24 months.

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

Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data analytics and related solutions. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses, cyber attacks, and other events beyond our reasonable control. The occurrence of any of these events could significantly disrupt our operations or result in a significant interruption in the delivery of our services which could harm our reputation and induce our customers to seek alternative service suppliers as well as impact our ability to compete for new business. In addition, timely, reliable delivery of our services is subject to an array of technical production processes that enable our delivery platforms to leverage an extensive range of content databases. Further, significant portions of the data we deliver to customers we obtain from stock exchanges and other third-party sources and we are reliant on these sources delivering high-quality data. If any of the data we distribute is not of sufficient quality, if any of our production processes are compromised, or if any of our delivery platforms are impaired, the delivery of our data may fail to meet the time requirements of our customers or the quality standards set by our customers, either of which could adversely affect our ability to compete for new customers or induce existing customers to seek alternative service suppliers. Loss of a large number of smaller customers or a critical number of larger customers as a result of any such events could have a material adverse effect on our results of operations.

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

New offerings by competitors or new technologies or other industry changes could cause our services to become less competitive or obsolete or we may not be able to develop new or enhanced service offerings.

We operate in an industry that is characterized by rapid and significant technological change, frequent new service introductions (including in response to technological changes), data content and coverage enhancements, and evolving industry standards and customer needs. Without the timely introduction of new services, or the expansion or enhancement of our data content and coverage, our services could become obsolete or inadequate over time, in which case our revenue and results of operations would suffer. We expect our competitors to continue to improve the performance of their current services, to enhance data content and coverage and to introduce new services and technologies. These competitors may adapt to new technologies, changes in the industry and changes in customers’ requirements more quickly than we can. If we fail to adequately and accurately anticipate industry trends and customers’ needs, we will be unable to introduce new services into the market and our existing services may become obsolete. Further, we may be unsuccessful at developing and introducing new services (including in response to technological changes), that are appealing to customers, with acceptable prices and terms, or any such new services may not be made available in a timely manner. Any of these events could adversely impact our ability to compete effectively and could have a material adverse effect on our results of operations. Related to this, a key part of our strategy is expanding into new markets around the world, as well as continuing to grow our existing international businesses. In order to do so, we must develop new region specific services, or add to our existing services so that they meet the needs of customers in specific geographic locations. Any new services or data content that we may develop and introduce may not achieve market acceptance. Lack of market acceptance of our services could have a material adverse effect on our results of operations.

New legislation or changes in governmental or quasi-governmental rules, regulations, directives or standards may reduce demand for our services, prevent us from offering certain services or increase our expenses.

Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives or standards, including some of those introduced to mitigate systemic risk in major financial markets, as well as ones that may in the future be introduced, could cause our services to become obsolete, reduce demand for our services or increase our expenses in order to continue providing services to customers, any of which event could have a material adverse impact on our results of operations. Furthermore, we may become subject to new legislation or rules with regard to the services we offer which could cause us to be prohibited from providing certain services or make provision of affected services more expensive, either of which event could have a material adverse effect on our results of operations. An example of recent change in regulation that has the potential to impact our business in this regard is recently enacted enhanced privacy laws.

Our plans to develop and introduce a new unified technology platform may not be completed in a timely manner if at all and if it is completed it may not meet our expectations.

Our business strategy includes advancement of programs designed to further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our real-time, intraday and end-of-day pricing and reference data services. The development and launch of a unified technology platform is a substantial and complex undertaking. We have begun to develop this infrastructure and upon completion we expect to implement this infrastructure across our Company. We believe completion of development and implementation of this infrastructure can be achieved without compromising product quality, sales effectiveness or customer service. However, notwithstanding our best efforts, we may not be able to complete development and implement this infrastructure successfully, we may encounter unexpected challenges, and we may not fully realize the projected benefits of this project or the costs to complete may exceed our expectations. If we are unable to realize the anticipated operational benefits, including cost reductions, our results of operation may be adversely affected. Moreover, our implementation of the new infrastructure may disrupt our operations and could have an adverse effect on our results of operations. While we expect this project to result in significant cost savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we may not realize these cost savings.

We are subject to regulatory oversight and we provide services to financial institutions that are subject to significant regulatory oversight, and any investigation of us or our customers relating to our services could be expensive, time consuming and harm our reputation.

The securities laws and other regulations (including privacy laws and anti-bribery laws) that govern certain of our activities and the activities of our customers are complex. Compliance with these regulations may be reviewed by federal agencies, including the SEC, state authorities and other governmental entities both in the United States and foreign countries. To the extent any of our customers become the subject of a regulatory investigation or a civil lawsuit relating to actual or alleged violations of one or more of their regulatory obligations, we could also become subject to intense scrutiny. This intense scrutiny could involve an examination by regulators of whether the services we provided to the customer during the time period of the alleged violation were related to or contributed to the commission of the alleged or actual violation or result in a claim or civil lawsuit filed against us by the customer or the customer’s customers seeking damages. Any investigation by a regulatory agency of one of our customers or us, whether or not founded, or a claim or civil lawsuit filed against us could cause us to incur substantial costs and would distract our management from our business. In addition, the negative publicity associated with any public investigation could adversely affect our ability to attract and/or retain customers and could have a material adverse effect on our results of operations.

Certain of our subsidiaries are subject to complex regulations and licensing requirements.

Our Interactive Data Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. The securities laws and other regulations that govern Pricing and Reference Data’s activities as a registered investment adviser are complex. If we were to lose our investment adviser status, this could impact on our ability to compete or do business and could have a material adverse impact on our results of operations. Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. Desktop Solutions business, which was formerly known as eSignal, is registered with the United Kingdom Financial Services Authority, or FSA. The financial services laws and other regulations that govern our regulated activities are complex. If we were to fail to maintain our regulatory licenses or registrations with these government agencies, the affected subsidiary might no longer be able to operate those portions of our business that require the license to be held or registration to be maintained, or such event could adversely affect our ability to attract and/or retain customers and could have a material adverse effect on our results of operations. In addition, in order to offer new financial services we could be required to extend our licenses or regulatory authorizations, which is at the discretion of the government agencies and we may not be able to secure the required extension. If this resulted in us not being able to provide one or more of our services, or resulted in us not being able to compete as effectively, depending on the services affected, this could have a material adverse effect on our results of operations.

We are subject to the risks of doing business internationally.

For the combined year ended December 31, 2011, approximately 31% of our revenue was generated outside of the United States. Our growth strategy includes seeking to increase this percentage. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors could have a material adverse effect on our results of operation including, without limitation:

•	fluctuations in foreign currency exchange rates;

•

failure to comply with internal controls and procedures established to ensure compliance with anti-bribery laws such as the Foreign Corrupt Practices Act of 1977 (“FCPA”) and similar anti-bribery laws in other jurisdictions;

•	difficulty in establishing, staffing and managing non-U.S. operations including differing jurisdictional labor regulations;

•	changes in political conditions or economic instability including inflation or interest rate fluctuations;

•	changes in local laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in some local jurisdictions;

•	the inadequate intellectual property protection laws in some local jurisdictions;

•

trade-protection measures, trade sanctions, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges; and

•	changes in or interpretations of local tax law or policy.

We are involved in intellectual property disputes from time to time and we may be involved in additional such disputes in the future. These disputes divert management’s attention, cause us to incur costs, which in some cases can be significant, and could under certain circumstances prevent us from providing, or increase our costs to provide, certain services.

Third parties assert intellectual property infringement claims against us from time to time. While we believe that our services do not infringe in any material respect upon proprietary rights of other parties and that meritorious defenses would be available with respect to any assertions to the contrary (or would be available with respect to any future assertions to the contrary), our services may be found to infringe on the proprietary rights of others. Any claims that our services infringe third parties’ rights, regardless of their merit or final resolution, are costly and would divert the efforts and attention of our management and technical personnel from our day-to-day operations and the advancement of our strategic objectives. Intellectual property disputes involve complex technical issues and the inherent uncertainties in intellectual property litigation. If any such proceedings against us result in an adverse outcome, we could be required, among other things, to pay substantial damages, which could have a material adverse effect on our results of operation.

We may fail to adequately protect customer data.

Some of our offerings involve the storage and transmission of proprietary information and sensitive or confidential customer data, including limited customer portfolio information. Misappropriation of customer data by an employee or an external third party, via cyber attack or other methods, could occur and may result in claims against us and liability for customer losses resulting from such misappropriation. Any such occurrence could result in the loss of existing or potential customers, damage to our brand and reputation, impact our ability to compete and could have a material adverse effect on our results of operation.

We may face liability for content contained in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the data, articles, commentary, ratings, information or other content we distribute in our services. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Costs to defend or liability arising as a result of such claims could have a material adverse effect on our results of operation.

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

The Sponsors, and a co-investment vehicle controlled by the Sponsors, indirectly own, through their ownership in our parent companies, approximately 97% of our capital stock. In addition, pursuant to a stockholders agreement by and among us, our parent companies, the Sponsors, and the co-investment vehicle controlled by the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or stockholders of us or any of the parent companies, regardless of whether such transaction may be in the best interests of the holders of our Senior Notes. For example, the Sponsors could cause us to (i) make acquisitions that increase the amount of indebtedness that is secured by our assets or (ii) sell some of our assets. These or other actions implemented by the Sponsors could impair our ability to make payments under our Senior Secured Credit Facilities or the Senior Notes. Additionally, the Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities of businesses in our market space and, as a result, those acquisition opportunities may not be available to us. So long as investment funds affiliated with, and the co-investment vehicle controlled by, the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Examination and audits by tax authorities, including the Internal Revenue Service, could result in additional tax payments.

Our tax returns are subject to examination by various tax authorities, including the U.S. Internal Revenue Service (“IRS”) which may result in adjustments. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. It is our intention to vigorously defend our prior tax returns. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with any tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns from these periods. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges to expense and such charges could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Unit/Segment^	Square Feet	2012 Annual Rental Rate	Expiration Date
Bedford, MA	PRD and Corporate	103,716	$2,585,000	June 2016
Boxborough, MA	PRD, Trading Solutions and Corporate	100,226	$777,000	September 2018
Channel Islands, UK	PRD	2,301	$86,000	December 2018
Cheltenham, UK	Trading Solutions	3,500	$29,000	May 2012
Chicago, IL	PRD and Trading Solutions	17,075	$173,000	September 2021
Cologne, Germany	Trading Solutions	9,182	$236,000	December 2013
Dublin, Ireland	PRD	12,017	$185,000	January 2013
Frankfurt, Germany	Trading Solutions	78,548	$2,254,000	December 2016
Hayward, CA	Trading Solutions	60,158	$1,243,000	June 2013
Hong Kong	PRD and Trading Solutions	3,600	$91,000	June 2012
Houston, TX	Trading Solutions	1,635	$9,000	July 2012
Lombard, IL	Trading Solutions	7,284	$96,000	May 2014
London, UK	PRD and Trading Solutions	68,943	$3,497,000	April 2025
Luxembourg	PRD	3,368	$133,000	December 2015
Madrid, Spain	Trading Solutions	3,315	$118,000	January 2014
Melbourne, Australia	PRD and Trading Solutions	4,828	$165,000	November 2015
Milan, Italy	Trading Solutions	2,799	$84,000	December 2015
Minneapolis, MN	Trading Solutions	6,741	$51,000	May 2016
New York, NY	PRD and Trading Solutions	87,337	$2,360,000	May 2013
New York, NY	PRD	50,661	$2,107,000	November 2024
Paris, France	PRD and Trading Solutions	2,670	$167,000	December 2014
Parsippany, NJ	Corporate	2,584	$54,000	February 2014
Rome, Italy	PRD	5,918	$262,000	February 2017
Santa Monica, CA	PRD	22,877	$740,000	November 2012
Singapore	Trading Solutions	2,530	$127,000	October 2012
Tokyo, Japan	PRD and Trading Solutions	5,978	$300,000	September 2013
White Plains, NY	Trading Solutions	46,000	$1,251,000	October 2019
Zurich, Switzerland	Trading Solutions	3,305	$267,000	June 2013

^	PRD is defined as our Pricing and Reference Data reportable segment.

We have excluded leased properties with less than 1,500 square feet and we have excluded our Boston leased property which is currently under a sublease with a term expiring December 2016, and currently not used by any of our operations. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations. If we are unable to renew any of the leases that are due to expire in 2012, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in litigation and are subject to claims made from time to time with a portion of the defense and/or settlement cost being covered, in some cases, by various commercial liability insurance policies and third party indemnifications. We believe that there is no litigation pending against us that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a privately held company with no established public trading market for our common stock. As of March 14, 2012, we had one record holder of our common stock, Igloo Intermediate Corporation; Igloo Intermediate Corporation had one holder of its common stock, Igloo Holdings Corporation; Igloo Holdings Corporation had thirteen (13) stockholders of record of its common stock. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Igloo Holdings Corporation’s common stock.

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

Stockholders

As of March 14, 2012, there were 10 outstanding shares of our common stock held by 1 stockholder of record.

Dividends

Predecessor

In fiscal year 2009, our Predecessor’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
May 20, 2009	$0.20	Regular (cash)	June 8, 2009	$18,807	June 29, 2009
July 13, 2009	$0.20	Regular (cash)	September 8, 2009	$18,798	September 29, 2009
October 1, 2009	$0.20	Regular (cash)	December 8, 2009	$18,860	December 30, 2009

Total	$0.60

The dividend for the first quarter of 2009 was declared in December 2008 and as such is not included herein.

In fiscal year 2010, our Predecessor’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	$18,964	March 31, 2010

Total	$0.20

All of the above cash dividends were paid from existing cash resources.

Successor

We have not paid a dividend since the time of the Merger. The Senior Secured Credit Facilities and Senior Notes due 2018 contain covenants limiting our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 19 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2011 and the periods from January 1, 2010 through July 29, 2010 and from July 30, 2010 through December 31, 2010 and year ended December 31, 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from other audited consolidated financial statements not included herein.

	Successor			Predecessor
					For the Year Ended December 31,
(In thousands, except per share amounts)	For the Year Ended December 31, 2011	Combined 2010 (Non- GAAP)	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	2009 (1)	2008	2007
Revenue	$867,723	$796,645	$342,101	$454,544	$757,218	$750,541	$689,610
Income (loss) from operations	101,718	(7,092)	(46,571)	39,479	207,749	209,683	175,620
Net (loss) income attributable to Interactive Data Corporation	(29,316)	(71,789)	(94,263)	22,474	141,234	142,648	125,983
Net income per common share
Basic	N/A	N/A	N/A	N/A	1.50	1.52	1.34
Diluted	N/A	N/A	N/A	N/A	1.47	1.48	1.30
Weighted average common shares
Basic	N/A	N/A	N/A	N/A	94,001	93,984	94,038
Diluted	N/A	N/A	N/A	N/A	96,200	96,674	97,060

Cash dividends declared per common share	N/A	N/A	N/A	$0.20	$0.60	$0.65	$1.15

	Successor		Predecessor
	As of December 31,
(In thousands)	2011	2010	2009(1)	2008	2007
Total assets	$4,093,671	$4,133,877	$1,281,171	$1,182,525	$1,228,226
Borrowings, net of current portion and original issue discount	1,929,784	1,959,365	—	—	—
Stockholders’ equity (Interactive Data Corporation)	1,219,905	1,252,471	1,082,106	959,807	963,524

(1)	Out-of-Period Accounting Adjustment

We recorded a $10.9 million out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with our European real-time market data services operation. Our European real-time market data services operation represented approximately five percent of our total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2.3 million, increased second quarter 2009 cost of services expense by $7.5 million, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1.1 million which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter has not had a significant impact on our ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and our relationships with our customers and business partners have been unaffected. We recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, we concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. We have taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, we do not believe that the effects of the out-of-period accounting adjustment had a material effect on its full-year 2009 financial results. We also do not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s consolidated financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in our consolidated financial statements for the second quarter of 2009. As a result of all of these factors, we have not restated our previously issued annual financial statements or interim financial data.

The table below shows the total impact of the out-of-period accounting adjustment in the second quarter of 2009 by revenue and total expenses, as it relates to prior reporting periods, recorded in the second quarter of 2009 at the actual monthly average foreign exchange rates in effect at the time of the errors:

(in thousands)	Three Months Ended March 31, 2009	Year Ended			Total
		December 31, 2008	December 31, 2007	December 31, 2006
Decrease in revenue	$191	$1,694	$200	$209	$2,294
Increase in total costs and expenses	1,308	6,554	611	122	8,595

Total – pretax impact on current period income	$1,499	$8,248	$811	$331	$10,889

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. Dollar amounts presented in the tables in this Item 7 MD&A, including footnotes to the tables, are shown in thousands, except per share data.

Overview

We are a leading provider of financial market data, analytics and related solutions. Thousands of financial institutions, as well as hundreds of software and service providers subscribe to our services. We are one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. We distribute our financial data and related offerings directly to customers and indirectly through VARs, including software providers, processors and custodians.

This MD&A excludes the accounts of Intermediate and Holdings and reflects only our accounts, as the surviving corporation following the Merger. Refer to Note 1 “Summary of Significant Accounting Policies” and Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K are presented for the year ended December 31, 2011, the period prior to the Merger from January 1 to July 29, 2010 (referred to as the Predecessor period) and the period following the Merger from July 30 to December 31, 2010 (referred to as the Successor period) and for the year ended December 31, 2009. Our discussion in this MD&A includes the sum of the results of the Predecessor period and Successor period on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This combined presentation is not in accordance with accounting principles generally accepted in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be strictly comparable to 2009 or 2011 results; however, we believe that presentation and discussion of Combined 2010 results is meaningful to investors as it enables a reasonable comparison to the comparable years ended December 31, 2009 and 2011.

In our filings prior to this Annual Report on Form 10-K, our financial reporting included two reportable segments: Institutional Services and Active Trader Services. Effective for the fourth quarter of 2011, the composition and description of our reportable segments was changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter and reflects the way we currently approach the market and analyze operating performance. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, ultra low latency infrastructure services, hosted web solutions and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (ETF) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return. This segment accounted for $591.9 million, or 68.2%, of our revenue for the year ended December 31, 2011.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations. This segment accounted for $275.8 million, or 31.8%, of our revenue for the year ended December 31, 2011.

Development of Business

Our 2011 results of operations include the activities of all core offerings in our Pricing and Reference Data segment and our Trading Solutions segment (including a full 12 months of 7ticks). Combined 2010 results include the activities of all core offerings in our Pricing and Reference Data segment, and our Trading Solutions segment (including 11 months of 7ticks and a full year of the OFS assets). Our results of operations for 2009 include the activities of all core offerings in our Pricing and Reference Data segment and Trading Solutions segment (including 30 days of the OFS assets).

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this time, we have maintained positive overall revenue growth, although certain of our business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist into 2012. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

We believe that the following trends will influence the growth of the financial information services industry in general and certain of our core offerings in particular.

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, and greater oversight and scrutiny by regulators worldwide, combined with an increase in the use of fair value accounting standards globally and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

•

Increased focus on cost containment and operational efficiency: In 2011, a number of large financial institutions took actions to downsize their organizations and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. The cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

•

Growth in global assets under management: Over the past several years, global assets under management have increased largely due to rising net flow of investment and strong performance in major equity markets. Periods of high fund flows and strong market performance typically lead to the creation of new funds and new firms to manage investment demand while low fund flows, poor market performance and net redemptions often result in a reduction in the number of funds and firms that manage investment assets. Although our revenue is not directly linked to assets under management, these trends help highlight the overall health of the global financial markets and the financial health of the participants in those markets. Despite these trends, we continue to see financial institutions remain cautious about their spending plans.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions to increase network capacity to address these volume issues. Our January 2010 acquisition of 7ticks, a provider of ultra low latency connectivity services, combined with our consolidated real-time data feed offerings, enhanced our ability to satisfy demand for services that support electronic trading applications.

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

•

Confluence of dynamics within the wealth management sector: We believe that there are a myriad of changes that have occurred to influence how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. Among the key demographic trends are the long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, and significant wealth accumulation in certain emerging markets. Key sector specific trends within wealth management include significant market volatility, increased and evolving regulation, consolidation among broker workstation vendors, consolidation of broker-dealers and clearing firms that typically service smaller retail and regional brokerage firms, increasing client asset shifts toward independent registered investment advisors and online brokers, downsizing and other cost-reduction initiatives by brokerage firms, and intensified competition for active trader subscribers. Overall, we expect that the combination of these trends to have a favorable impact on our offerings for the wealth management sector, although certain aforementioned trends such as downsizing and cost reduction initiatives, and intensified competition for active trader subscribers have potential to adversely impact our future revenue.

•

Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments has escalated in recent years, although new issuances of certain asset classes slowed significantly in the wake of the recent financial crisis. Despite the recent slowdown, we believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Determining the fair value of highly complex instruments requires specialized expertise, and the firms trading these instruments often seek to leverage efficiencies by obtaining data and services from independent third-party providers like ourselves to assist them in their valuation of these instruments. Furthermore, while there has been a recovery in the new issuance of certain fixed income financial instruments, it is unclear whether such recovery and the continued innovation in financial instruments will be sustained or extended across other fixed income asset classes.

Our Pricing and Reference Data segment continued to grow in 2011 due to steady expansion within our evaluated pricing and reference data product areas. Key drivers within these product areas were strong revenue retention rates, increased demand from existing customers and, to a lesser extent, new customers, modest increases in usage based revenues, and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous and complex.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and at the end of 2011, the segment’s annualized quarterly revenue retention rate was approximately 94%, compared with approximately 94% at the end of 2010. In prior filings, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

Our Trading Solutions segment grew in 2011 primarily due to strong new sales for our trading infrastructure services. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of December 31, 2011, we supported approximately 83,000 total subscribers worldwide, which was essentially unchanged from the same period last year. Subscriber declines primarily within our active trader platforms were offset by subscriber growth for our wealth management workstations. In our prior filings, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

Across each of our businesses, regardless of business segment, our offerings are contracted with customers through fixed fee subscriptions (on either a multi-year, annual, quarterly or monthly basis), variable fee based on usage or a combination of fixed fee subscription and usage-based fees. In addition, some of our services generate one-time or non-recurring revenue, such as one time purchases of historical data or installations (including installations of product upgrades or infrastructure). Our contracts typically renew automatically unless canceled by one of the parties.

Results of Operations

Selected Financial Data

	Successor			Predecessor
	Year Ended December 31, 2011	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	Year Ended December 31, 2009 (1)	% Change
(audited, in thousands)						2011 vs. 2010	2010 vs. 2009
REVENUE	$867,723	$796,645	$342,101	$454,544	$757,218	8.9%	5.2%
COSTS AND EXPENSES:
Cost of services	293,472	277,075	115,176	161,899	250,105	5.9%	10.8%
Selling, general and administrative	258,065	282,619	124,409	158,210	237,041	(8.7)%	19.2%
Merger costs	—	119,992	67,258	52,734	—	(100.0)%	*
Depreciation	39,391	38,466	15,962	22,504	31,800	2.4%	21.0%
Amortization	175,077	85,585	65,867	19,718	30,523	104.6%	180.4%

Total costs and expenses	766,005	803,737	388,672	415,065	549,469	(4.7)%	46.3%

INCOME (LOSS) FROM OPERATIONS	101,718	(7,092)	(46,571)	39,479	207,749	1,534.3%	(103.4)%
Interest (expense) income, net	(157,120)	(77,604)	(78,364)	760	1,680	102.5%	(4,719.3)%
Other (expense) income, net	(3,719)	570	321	249	139	(752.5)%
Loss on extinguishment of debt	(25,450)	—	—	—	—	*	*

(LOSS) INCOME BEFORE INCOME TAXES	(84,571)	(84,126)	(124,614)	40,488	209,568	0.5%	(140.1)%

	Successor			Predecessor
	Year Ended December 31, 2011	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	Year Ended December 31, 2009 (1)	% Change
(audited, in thousands)						2011 vs. 2010	2010 vs. 2009
Income tax (benefit) expense	(55,255)	(12,337)	(30,351)	18,014	68,162	347.9%	(118.1)%

NET (LOSS) INCOME	$(29,316)	$(71,789)	$(94,263)	$22,474	$141,406	(59.2)%	(150.8)%
Less: Net income attributable to noncontrolling interest	—	—	—	—	(172)	—	100.0%

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(29,316)	$(71,789)	$(94,263)	$22,474	$141,234	(59.2)%	(150.8)%

*	Not Meaningful
(1)	Out-of-Period Accounting Adjustment

We recorded a $10.9 million out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with our European real-time market data services operation. Our European real-time market data services operation represented approximately five percent of our total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2.3 million, increased second quarter 2009 cost of services expense by $7.5 million, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1.1 million which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter has not had a significant impact on our ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and our relationships with our customers and business partners have been unaffected. We recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, we concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. We have taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, we do not believe that the effects of the out-of-period accounting adjustment had a material effect on its full-year 2009 financial results. We also do not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s consolidated financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in our consolidated financial statements for the second quarter of 2009. As a result of all of these factors, we have not restated our previously issued annual financial statements or interim financial data.

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

When determining our growth rate, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP. In 2011, the value of the U.S. Dollar generally weakened against the Euro and the British Pound.

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount will be amortized over the remaining terms of the related contracts (generally one year or less) and is allocated among our segments and businesses. This adjustment reduced revenue by approximately $0.9 million in the year ended December 31, 2011, and $3.7 million in the combined year ended December 31, 2010. We include revenue amounts adjusted to exclude the impact of the purchase price allocation adjustment because we believe this facilitates period over period comparisons and provides useful information to investors regarding underlying business trends.

Also in connection with the price allocations relating to the Merger, we increased the carrying value of property and equipment by $12.3 million during 2010. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. We recorded additional depreciation expense of $2.9 million and $1.2 million associated with this increase in carrying value for the year ended December 31, 2011 and for the period from July 30, 2010 through December 31, 2010, respectively.

In addition, we reduced the carrying value of property and equipment by approximately $27.0 million relating to completed capitalized development, which for purchase accounting purposes is now reflected in our completed technology intangible asset at fair value and in connection with the purchase price allocations we recorded intangible assets of $2.0 billion. The latter is being amortized over the respective economic benefit periods which range from 3.6 years to 25.0 years. We recorded amortization expense associated with these intangibles assets of $175.1 million and $65.9 million for the year ended December 31, 2011 and for the period from July 30, 2010 through December 31, 2010, respectively.

Please refer to Note 3, “Merger” and Note 6, “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

2011 VERSUS COMBINED 2010

Revenue

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	Effects of Deferred Revenue Adjustment 2011	Effects of Deferred Revenue Adjustment 2010	2011 Foreign Exchange	Combined 2010 Adjusted Revenue (Non-GAAP)	2011 Adjusted Revenue (Non-GAAP)	2011 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$591,920	$548,514	7.9%	$600	$2,576	$(6,751)	$551,090	$585,769	6.3%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$114,300	$91,889	24.4%	$14	$393	$(1,612)	$92,282	$112,702	22.1%
Hosted Web Applications and Workstations	$161,503	$156,242	3.4%	$288	$687	$(4,512)	$156,929	$157,279	*

Total Trading Solutions	$275,803	$248,131	11.2%	$302	$1,080	$(6,124)	$249,211	$269,981	8.3%

TOTAL REVENUE	$867,723	$796,645	8.9%	$902	$3,656	$(12,875)	$800,301	$855,750	6.9%

*	Not Meaningful

Total revenue for the year ended December 31, 2011 increased $71.1 million, or 8.9%, to $867.7 million compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased total revenue by $12.9 million in the year ended December 31, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the year ended December 31, 2011 and $3.7 million in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $55.5 million or 6.9% to $855.8 million. The impact of foreign exchange is primarily related to fluctuations of the US dollar against the British Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $43.4 million, or 7.9%, to $591.9 million in the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased Pricing and Reference Data revenue by $6.8 million in the year ended December 31, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.6 million in the year ended December 31, 2011 and $2.6 million in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $34.7 million, or 6.3%, to $585.8 million primarily due to new sales of our evaluated pricing and reference data services to existing customers, and to a lesser extent, new customers combined with high retention levels, favorable usage related revenue trends, and the impact of annual price increases.

Trading Solutions

Revenue within the Trading Solutions segment increased by $27.7 million, or 11.2%, to $275.8 million in the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased Trading Solutions revenue by $6.1 million in the year ended December 31, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.3 million in the year ended December 31, 2011 and $1.1 million in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue increased by $20.8 million, or 8.3%, to $270.0 million. The growth in Trading Solutions revenue is primarily due to strong new sales of our 7ticks ultra low latency services within our Real-Time Feeds and Trading Infrastructure offerings. Excluding the impact of foreign exchange and the purchase price allocation adjustment revenue from our Real-Time Feeds and Trading Infrastructure offerings increased by $20.4 million, or 22.1%, to $112.7 million in the year ended December 31, 2011 compared with the combined year ended December 31, 2010. Revenue for Hosted Web Applications and Workstations was essentially unchanged in the year ended December 31, 2011 compared with the year ended December 31, 2010, with revenue increasing due to the impact of foreign exchange.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

		For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	2011 Foreign Exchange	2011 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$293,472	$277,075	5.9%	$(4,846)	$288,626	4.2%

Cost of services expenses increased by $16.4 million, or 5.9%, to $293.5 million during the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased cost of services expense by $4.9 million. Excluding the impact of foreign exchange, cost of services expenses increased by $11.6 million, or 4.2% primarily based on an increase in communications costs of approximately $5.3 million, hardware expense of $4.9 million and an increase in outside professional services expenses of $1.5 million. Cost of services expense as a percentage of revenue was 33.8% in the year ended December 31, 2011 compared with 34.8% in the combined year ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expenses, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	2011 Foreign Exchange	2011 Adjusted SG&A (Non-GAAP)	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$258,065	$282,619	(8.7)%	$(4,009)	$254,056	(10.1)%

During the year ended December 31, 2011, selling, general and administrative expenses decreased by $24.6 million, or 8.7%, to $258.1 million compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased selling, general, and administrative expenses by $4.0 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $28.6 million or 10.1%, primarily due to decreases in personnel expense in 2011 following the Merger. More specifically, severance-related costs decreased by $13.4 million, pension costs decreased by $3.9 million and Merger-related acceleration of stock-based awards decreased by $6.3 million in the year ended December 31, 2011. The remainder of the decrease in selling, general and administrative expenses in the year ended December 31, 2011 compared with the combined year ended December 31, 2010 was due to reductions in expense year-over-year across various areas. Selling, general, and administrative expenses as a percentage of revenue was 29.7% in the year ended December 31, 2011, compared with 35.5% for the combined year ended December 31, 2010.

Merger Costs

Merger costs are composed mainly of expenses paid to third-party professional service providers such as accountants, investment bankers, attorneys, etc., from whom services were obtained as part of the Merger.

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	2011 Foreign Exchange	2011 Adjusted Merger Costs (Non-GAAP)	Adjusted % Change
MERGER COSTS	$—	$119,992	(100)%	N/A	N/A	N/A

As documented in Note 3, “Merger” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Merger occurred on July 29, 2010 resulting in merger costs of $120.0 million for the combined year ended December 31, 2010. There was no merger related activity during the year ended December 31, 2011.

Depreciation

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	2011 Foreign Exchange	2011 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$39,391	$38,466	2.4%	$(442)	$38,949	1.3%

During the year ended December 31, 2011, depreciation expense increased by $0.9 million, or 2.4%, to $39.4 million compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased depreciation expense by $0.4 million. Excluding the impact of foreign exchange, depreciation expense increased by $0.5 million, or 1.3% primarily due to increased purchases of Property and Equipment in the year ended December 31, 2011. The period-over-period change in depreciation is not deemed material to the consolidated financial statements taken as a whole.

Amortization

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	2011 Foreign Exchange	2011 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$175,077	$85,585	104.6%	$(2,470)	$172,607	101.7%

During the year ended December 31, 2011, amortization expense increased by $89.5 million, or 104.6%, to $175.1 million compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased amortization expense by $2.5 million. Excluding the impact of foreign exchange, amortization expense increased by $87.0 million, or 101.7%, primarily as a result of the timing of the Merger and the net impact of higher fair values ascribed to certain intangible assets as a result of the Merger. More specifically, amortization expense for the year ended December 31, 2011 includes a full year of amortization on these higher value intangible assets versus the combined year ended December 31, 2010 which only included five months of comparable amortization expense. Intangible asset balances increased by approximately $1.8 billion as result of the Merger compared with pre-Merger levels.

In December 2010, we determined that as a result of technology development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. At that time, the completed technologies were expected to have a remaining useful life through June 30, 2012. In August 2011, we determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was applied in the third quarter of 2011 and the impact of extending the lives of the completed technologies resulted in a reduction in amortization expense of approximately $18.6 million from the date of the change through December 31, 2011.

Other Consolidated Financial Information

Income from operations increased by $108.8 million to $101.7 million during the year ended December 31, 2011 from a loss of $7.1 million in the combined year ended December 31, 2010 as a result of the factors discussed above. Loss before income taxes increased by $0.5 million, or 0.5%, to a loss of $84.6 million during the year ended December 31, 2011 when compared with the combined year ended December 31, 2010. The factors that impacted the year-over-year changes in the loss before income taxes include the items discussed above, as well as a loss on extinguishment of debt recorded in 2011 in the amount of $25.5 million related to our February 2011 refinancing of our Term Loan Facility (as described in Note 19 “Debt” included in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), and an increase in our net interest expense in the year ended December 31, 2011 compared with the combined year ended December 31, 2010 as described below. Additionally, other expense, net increased $4.3 million to $3.7 million during the year ended December 31, 2011 from other income, net of $0.6 million in the combined year ended December 31, 2010. The change is primarily due to a $4.0 million increase in the 7ticks Earn Out expense.

Net interest expense was $157.1 million for the year ended December 31, 2011 compared with net interest expense of $77.6 million for the combined year ended December 31, 2010. The year-over-year difference results from there being a full year of interest expense included in the year ended December 31, 2011 and only five months of interest expense included in the combined year ended December 31, 2010 based on the date we incurred our debt. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2.0 billion. Refer to Note 19 “Debt” included in the Notes to our Consolidated Financial Statements included in Item 8 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations.

COMBINED 2010 VERSUS 2009

Revenue

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	Effects of Deferred Revenue Adjustment 2010	Effects of Deferred Revenue Adjustment 2009	2009	2010 Foreign Exchange	Combined 2010 Adjusted Revenue (Non-GAAP)	Combined 2010 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$548,514	$532,541	3.0%	$2,576	—	$532,541	$(401)	$550,689	3.4%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$91,889	$78,243	17.4%	$393	—	$78,243	$(114)	$92,168	17.8%
Hosted Web Applications and Workstations	$156,242	$146,434	6.7%	$687	—	$146,434	$1,881	$158,810	8.5%

Total Trading Solutions	$248,131	$224,677	10.4%	$1,080	—	$224,677	$1,767	$250,978	11.7%

TOTAL REVENUE	$796,645	$757,218	5.2%	$3,656	—	$757,218	$1,366	$801,667	5.9%

Total revenue for the combined year ended December 31, 2010 increased by $39.4 million, or 5.2%, to $796.7 million compared with the total revenue for the year ended December 31, 2009. The change in foreign exchange rates and the purchase price allocation adjustment to deferred revenue decreased total revenue by $1.4 million and $3.7 million, respectively, in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $44.5 million, or 5.9%, to $801.7 million. The impact of foreign exchange was primarily due to a stronger US dollar against the British Pound and the Euro. Please refer to Note 3, “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation decreased total revenue in the year ended December 31, 2009 by $2.3 million.

Pricing and Reference Data

Pricing and Reference Data segment revenue for the combined year ended December 31, 2010 increased by $16.0 million, or 3.0%, to $548.5 million compared with Pricing and Reference Data segment revenue for the year ended December 31, 2009. The change in foreign exchange rates increased combined 2010 revenue by $0.4 million and the purchase price allocation adjustment to deferred revenue decreased combined revenues by $2.6 million. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data segment revenue increased by $18.1 million, or 3.4%, to $550.7 million primarily due to higher demand for fixed income evaluations and reference data in the United States and Asia Pacific regions and the impact of price increases.

Trading Solutions

Trading Solutions segment revenue for the combined year ended December 31, 2010 increased by $23.5 million, or 10.4%, to $248.1 million compared with the year ended December 31, 2009. The change in foreign exchange rates and the purchase price allocation adjustment to deferred revenue decreased combined 2010 revenue by $1.8 million and $1.1 million, respectively, in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions segment revenue increased by $26.3 million, or 11.7%, to $251.0 million. The change in Trading Solutions revenue is primarily due to increased contributions from recent acquisitions to our real-time feeds and trading infrastructure services and our hosted web applications and workstations services. Specifically, excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, real-time feeds and trading infrastructure revenue increased $13.9 million, or 17.8%, to $92.2 million primarily due to the contribution of the 7ticks assets acquired in January of 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, hosted web applications and workstation revenue increased $12.4 million, or 8.5%, to $158.8 million. The growth in this product area primarily reflected the contribution of the OFS assets acquired in December 2009 and higher demand for our hosted web applications, the combination of which was partially offset by decreased revenue primarily related to declines within the active trader workstation subscriber base. The out-of-period accounting adjustment recorded in the second quarter of 2009 decreased Trading Solutions segment revenue by $2.3 million in the year ended December 31, 2009.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, and outside professional services and expenditures associated with software and hardware maintenance agreements.

		For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$277,075	$250,105	10.8%	$1,740	$278,815	11.5%

Cost of services expenses increased by $27.0, or 10.8%, to $277.1 million in the combined year ended December 31, 2010 compared with the year ended December 31, 2009. The change in foreign exchange rates decreased cost of services expenses by $1.7 million. Excluding the impact of foreign exchange, cost of services expenses increased by $28.7 million, or 11.5%, in the combined year ended December 31, 2010, due primarily to the acquisition of our 7ticks and OFS assets, which contributed incremental cost of services expenses of $13.0 million and $6.0 million, respectively. The fair value purchase accounting adjustment on certain operating leases decreased cost of services expenses by $0.1 million in the combined year ended December 31, 2010 and the out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased cost of services expense in the year ended December 32, 2009 by $7.5 million.

The remaining $17.3 million increase in cost of services expenses in the combined year ended December 31, 2010 is primarily due to increased personnel-related costs of $8.7 million associated with increased headcount levels and annual merit-based salary increases, increased premises expenses of $2.4 million, and increases in non-Merger-related consulting and communications expenses of $1.1 million and $0.6 million, respectively. Additionally, the combined year ended December 31, 2010 cost of services included increased stock-based compensation costs of $4.0 million due to the Merger related acceleration of unvested stock options, partially offset by decreased non-Merger-related stock-based compensation costs. Cost of services expenses as a percentage of revenue was 34.8% in the combined year ended December 31, 2010 compared with 33.0% in the year ended December 31, 2009.

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

Selling, general and administrative expenses increased by $45.6 million, or 19.2%, to $282.6 million in the combined year ended December 31, 2010 compared with the year ended December 31, 2009. The change in foreign exchange rates decreased selling, general and administrative expenses by $0.6 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $46.2 million, or 19.5%, in the combined year ended December 31, 2010 partially due to our acquisition of the assets of 7ticks and OFS, which contributed incremental selling, general and administrative expenses of $5.8 million and $2.1 million, respectively. The out-of-period accounting adjustment recorded in the second quarter of 2009 at our European real-time market data services operation increased selling, general and administrative expense by $1.1 million in the year ended December 31, 2009.

The remaining $39.4 million increase in selling, general, and administrative expenses in the combined year ended December 31, 2010 is primarily due to increased personnel costs of $18.8 million associated with increased headcount levels, annual merit-based salary increases implemented in January 2010, increased severance-related costs, increased bonus expenses of $13.4 million related to incentive bonus compensation programs and increased legal and premises expense of $1.0 million and $0.4 million, respectively. Additionally, selling, general and administrative costs increased in the combined year ended December 31, 2010 due to increased stock-based compensation costs of $4.0 million resulting from the Merger-related acceleration of unvested stock options, partially offset by decreased non-Merger related stock based compensation costs. Also included in selling, general and administrative costs for the combined year ended December 31, 2010 is approximately $3.3 million of non-recurring costs associated with our abandonment of certain in process software related projects that are no longer required and approximately $0.5 million of foreign exchange loss resulting primarily from the revaluation of European bank balances and inter-company balances due to the strengthening of the US Dollar against the local currencies (primarily the Euro and the British Pound).

These increases were partially offset by decreased commissions paid to third parties for the distribution of data of $1.2 million, decreased advertising and marketing expense of $1.3 million, and lower non-income tax expenses mainly related to a one-time tax incentive of $0.9 million in the combined year ended December 31, 2010.

Selling, general, and administrative expenses as a percentage of revenue was 35.5% in the combined year ended December 31, 2010 compared with 31.3% in the year ended December 31, 2009.

Merger Costs

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Merger Costs (Non-GAAP)	Adjusted % Change
MERGER COSTS	$119,992	$—	—	—	$119,992	—

Merger costs of $120.0 million in the combined year ended December 31, 2010 represent transaction, legal, accounting, advisor, valuation, transaction bonuses, and tax advisor fees in connection with the Merger. Please refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in item 8 of this Annual Report on Form 10-K for additional information. No similar costs were incurred in the year ended December 31, 2009.

Depreciation

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$38,466	$31,800	21.0%	$182	$38,648	21.5%

Depreciation expense increased by $6.7 million, or 21.0%, to $38.5 million in the combined year ended December 31, 2010 compared with the year ended December 31, 2009. The change in foreign exchange rates decreased depreciation expense by $0.2 million. Excluding the impact of foreign exchange, depreciation expense increased by $6.9 million, or 21.5%, due in part to 7ticks and OFS acquired assets which contributed incremental depreciation expense of $1.9 million and $0.1 million, respectively. Depreciation expense also increased by $1.3 million and $1.2 million, respectively, in the year ended December 31, 2010, due to the commencement of depreciation on leasehold improvements placed in service during the year and the purchase price allocation adjustment. The remaining increase in depreciation expense in the year ended December 31, 2010, was due to increased capitalized software development depreciation and increased capital spending in the year then ended, partially offset by certain assets reaching the end of their useful lives.

Amortization

	For the Year Ended December 31,
(In thousands)	Combined 2010	2009	% Change	2010 Foreign Exchange	2010 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$85,585	$30,523	180.4%	$620	$86,205	182.4%

Amortization expense increased by $55.1 million or 180.4%, to $85.6 million in the combined year ended December 31, 2010 compared with the year ended December 31, 2009. The change in foreign exchange rates decreased amortization expense by $0.6 million. Excluding the impact of foreign exchange, amortization expense increased by $55.7 million or 182.4%, in the combined year ended December 31, 2010 due to incremental amortization expense of $65.9 million resulting from the revaluation of certain intangible assets as a result of the Merger.

Other Consolidated Financial Information

Income from operations decreased $214.8 million from income of $207.8 million in the year ended December 31, 2009 to a loss from operations of $7.1 million in the combined year ended December 31, 2010, due to factors discussed above.

Interest income, net decreased by $79.3 million from interest income, net of $1.7 million in the year ended December 31, 2009 to interest expense, net of $77.6 million in the combined year ended December 31, 2010, primarily due to interest incurred on our $2.2 billion of debt obtained during the Merger. In the year ended December 31, 2009, we had no debt and realized interest income on certain investments which were liquidated in 2010 to help finance the Merger.

Other income, net increased $0.4 million to $0.6 million in the combined year ended December 31, 2010 compared with the year ended December 31, 2009, primarily due to a fair value adjustment related to the 7ticks earn-out. Refer to Note 4 “Acquisitions” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Income before income taxes decreased $293.7 million from income before income taxes of $209.6 million in the year ended December 31, 2009 to a loss before income taxes of $84.1 million in the combined year ended December 31, 2010, due to the factors discussed above.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We expect cash generated from our operating activities to continue to serve as our primary source of liquidity for the next several years. As of December 31, 2011, we had cash and cash equivalents of $262.2 million and had $155.5 million available under our Revolving Credit Facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and certain acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

Debt Servicing

In connection with the Merger, we incurred indebtedness totaling $2.0 billion. Note 19 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the discussion below in the Debt related to the Merger section provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of December 31, 2011:

(in thousands)	As of December 31, 2011
Revolving credit facility(1)	$—
Term loan facility(2)	1,334,912
Senior unsecured notes	700,000

Total indebtedness	$2,034,912

(1)	Our Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2011).
(2)	In connection with the Merger, we entered into a $1.330 billion aggregate principal amount Senior Secured Credit Facilities with a 6.5-year maturity. The Term Loan Facility was issued at a 3%, or $39.9 million, original issue discount, which will be amortized and included as interest expense using the effective interest method in our statements of operations over the life of the Term Loan Facility. In February 2011, we refinanced the Senior Secured Credit Facilities, increasing the aggregate principal to $1.345 billion and the term to a 7 year maturity. We paid $13.2 million in premium to refinance the debt of which $10.4 million will be amortized and included as interest expense using the effective interest method in our Consolidated Statements of Operations over the life of the Term Loan Facility and $2.8 million was expensed as a loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2011.

Prior to the Merger, we had no long term debt.

Foreign Subsidiaries

Of our $262.2 million of cash and cash equivalents at December 31, 2011, $144.4 million is held by our foreign subsidiaries with the UK holding the largest share with $89.4 million. Of the total amount of cash and cash equivalents held at our foreign subsidiaries, portions of the individual country balances are not available for repatriation due to statutory limitations imposed by local governments. We believe that the cash generated from our U.S. operations and funds available under our revolving credit facility are sufficient to support the liquidity needs of our U.S. based operations and therefore our current practice, and continued intent, is to permanently reinvest our foreign cash and cash equivalents outside the U.S. If the facts and circumstances changed and these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. For further information see Note 11 “Income Taxes” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2011	Combined 2010	2009
Cash flow provided by (used in):
Operating activities	$188,387	$23,815	$208,134
Investing activities	(50,207)	(3,359,089)	(82,993)
Financing activities	2,705	3,255,994	(79,796)
Effect of exchange rates on cash balances	(2,437)	(6,962)	10,439

Net increase (decrease) in cash and cash equivalents	$138,448	$(86,242)	$55,784

Operating Activities

Net cash provided by operating activities increased by $164.6 million, or 691.0%, to $188.4 million for the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The increase in operating cash flow is related to a combination of factors. First, we benefited from net period-over-period increase in operating cash flows of $120.0 million related to Merger related payments made in 2010 that did not recur in 2011. Second, we benefited from a net $37.2 million increase in operating cash flows related to cash income taxes as we paid net taxes of $18.2 million during the combined year ended December 30, 2010 and we received net tax refunds of $18.9 million in the year ended December 31, 2011. Additionally, we benefited from increases in operating cash flows of $85.9 million and $14.3 million from non-recurring Merger related pension funding and the payment of retention and signing bonuses, respectively, which occurred in the combined year ended December 31, 2010 and did not recur in the year ended December 31, 2011. Finally, we realized an increase in operating cash flows of $5.4 million related to landlord reimbursements received under certain lease terms in the year ended December 31, 2011. These increases in operating cash flows were partially offset by an increased use of cash of $99.1 million for cash interest, based on $139.5 million of interest payments made in 2011 compared to interest payments of $40.4 made in 2010.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2011 and we expect we will maintain such status through 2012, based on our results of operations to date and expected results for fiscal 2012, including our use of net operating loss carry-forwards.

Investing Activities

When compared with the combined year ended December 31, 2010, net cash used in investing activities decreased by $3.3 billion, or 98.5%, to $50.2 million in the year ended December 31, 2011 primarily based on a decrease of non-recurring Merger related cash flows totaling approximately $3.4 billion being offset by proceeds related to the maturity of marketable securities of $159.4 million received in the combined year ended December 31, 2010 with no similar activity in the year ended December 31, 2011.

During the year ended December 31, 2011 our purchases of property and equipment increased by $5.9 million or 13.3% to $50.2 million when compared with the combined year ended December 31, 2010 primarily related to increased costs incurred in the year ended December 31, 2011 for technology development initiatives when compared with the combined year ended December 31, 2010. We have no material commitments to purchase property and equipment.

Financing Activities

When compared with the combined year ended December 31, 2010, net cash provided by financing activities decreased by $3.3 billion, or 99.9%, to $2.7 million in the year ended December 31, 2011 primarily based on decreases of $1.9 billion and $1.4 billion related to proceeds obtained from issuance of debt and stock, respectively, as part of the Merger in the combined year ended December 31, 2010 and not recurring in 2011. Refer to Note 19 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Prior to the Merger, we paid regular quarterly dividends to our stockholders; we have not declared or paid any dividends in any period since the consummation of the Merger. Details on the last regular quarterly dividend paid under this program are as follows (in thousands):

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2010	March 3, 2010	Regular (cash)	$0.20	$18,964

In 2009, we paid cash dividends to stockholders in the following amounts on the following dates (in thousands):

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2009 (1)	March 2, 2009	Regular (cash)	$0.20	$18,746
June 29, 2009	June 8, 2009	Regular (cash)	$0.20	$18,807
September 29, 2009	September 8, 2009	Regular (cash)	$0.20	$18,798
December 30, 2009	December 8, 2009	Regular (cash)	$0.20	$18,860

				$75,211

(1)	On December 4, 2008, our Predecessor Board of Directors (i) approved increasing the regular quarterly dividend by 33%, from $0.15 per share to $0.20 per share of common stock and (ii) declared the first quarter 2009 dividend (with a payment date of March 31, 2009 and a record date of March 2, 2009). This declared dividend was unpaid and included in dividends payable as of December 31, 2008.

These cash dividends were paid from existing cash resources.

The various covenants of our debt agreements, including our Senior Secured Credit Facilities and the indenture governing the Senior Notes, restrict our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial conditions, capital requirements, any contractual restrictions and any other considerations our Board deems relevant, and would require consent of our lenders.

In the combined year ended December 31, 2010, prior to the Merger, we received $28.4 million from the exercise of options and settlement of deferred and restricted stock units to purchase 1.5 million shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan and the purchase of 0.2 million shares of common stock by employees, under our 2001 Employee Stock Purchase Plan. We did not repurchase any outstanding shares of common stock under the stock buyback program in 2010.

In the year ended December 31, 2009, we utilized $30.7 million to repurchase 1.3 million outstanding shares of common stock under our publicly announced stock buyback program. Also in 2009, we received $23.4 million from the exercise of options to purchase 1.7 million shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and the purchase of 0.2 million shares of common stock by employees under our 2001 Employee Stock Purchase Plan.

Debt related to the Merger

Overview

On July 29, 2010, in connection with the Merger, we entered into several new debt instruments totaling $2.2 billion, inclusive of our Revolving Credit Facility. Details of each instrument are described below. Fees totaling $76.6 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in Deferred Financing Costs on the Consolidated Balance Sheet of the Successor. These costs are being amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

Senior Secured Credit Facilities

On February 11, 2011, we completed a refinancing of our Term Loan Facility through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the Term Loan Facility LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a reduction in the Term Loan Facility LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of the Term Loan Facility to February 11, 2018,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2011, and

•	an increase in the principal amount of the Term Loan Facility from $1.330 billion to $1.345 billion.

We also have a $160.0 million Senior Secured Revolving Credit Facility that matures July 29, 2015.

Interest Rate and Fees

Interest on the Term Loan is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 3.50% (subject to the Company achieving a Total Leverage Ratio of 5.75:1 when the margin decreases to 3.25%) or (b) the highest of (1) the prime commercial lending rate published by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 19 “Debt”). We have made a determination that we will elect option (a) on a prospective basis. As of December 31, 2011 our total leverage ratio was below 5.75:1 resulting in an interest rate of 4.50% comprised of a LIBOR floor of 1.25% and applicable margin of 3.25%. In September, 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate from September 30, 2011 through December 31, 2011. Refer to Note 18 “Derivatives” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced 0.50% subject to us reducing our total leverage ratio to 5.0 to 1.0.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the year ended December 31, 2011, we made principal payments totaling $10.1 million related to the Term Loan Facility.

Prepayments

The Senior Secured Credit Facilities requires us to prepay outstanding term loans, subject to certain exceptions, with:

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

Determination of the annual Excess Cash Flow payment, as described in the credit agreement, is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement was for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount payable as an excess cash flow payment at December 31, 2011 is $43.0 million and is reflected as a current liability on the Consolidated Balance Sheet.

We may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011 and during the year ended December 31, 2011 we paid $72.1 million in interest payments related to our Senior Notes representing both of our required payments for 2011.

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

On May 9, 2011, we filed a registration statement with the Securities and Exchange Commission on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day we launched an exchange offer whereby we offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior

Notes. We did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”. On July 8, 2011, the offer period closed having exchanged 100% of the original Senior Notes. On July 14, 2011, the exchange occurred and we issued the Exchange Notes. There is no established market for the Exchange Notes and we do intend to apply for a listing of the Exchange Notes on any securities exchange or market quotation system.

Guarantees

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing and future direct or indirect wholly owned domestic subsidiaries that guarantee our obligations under its Senior Secured Credit Facilities. The indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable. The indenture also contains certain customary affirmative covenants pertaining to notice and filings with the Trustee.

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. Refer to Note 19, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments (in thousands)
2012	$56,417
2013	$13,450
2014	$13,450
2015	$13,450
2016	$13,450
2017 and thereafter	$1,924,695

Total	$2,034,912

Covenant Compliance

Under the credit agreement and indenture governing the Senior Notes due 2018, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial covenants. There are two principal financial covenants: Total Leverage Ratio and Interest Coverage Ratio. As of December 31, 2011 and 2010, we were in compliance with our covenants.

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Year Ended December 31,
	($ in thousands)
	2011	Combined 2010	2009
Net (loss) income	$(29,316)	$(71,789)	$141,234
Interest expense (income)	157,120	77,604	(1,680)
Other expense (income) including income from non-controlling interest	3,719	(570)	33
Income tax (benefit) expense	(55,255)	(12,337)	68,162
Depreciation and amortization	214,468	124,051	62,323

EBITDA	290,736	116,959	270,072

Adjustments:
Stock-based compensation	4,229	24,103	16,180
Merger costs	—	119,992	—
Other non-recurring charges (2)	29,892	24,993	15,530
Other charges (3)	4,483	3,314	7,925
Pro forma cost savings (4)	30,000	30,000	30,000

Pro Forma Adjusted EBITDA (Covenant EBITDA) (1)	$359,340	$319,361	$339,707

(1)	Interactive Data’s Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and certain severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Income Taxes

Our income tax (benefit) expense was ($55.3) million, ($12.3) million and $68.1 million on pretax (loss) income of ($84.6) million, ($84.1) million and $209.6 million for the year ended December 31, 2011, the combined year ended December 31, 2010 and the year ended December 31, 2009, respectively. Our effective tax rates were 65.3%, 14.7% and 32.5%, respectively, for the same periods. The 2011 effective tax rate primarily differs from the statutory rate due to the additional benefits associated with state taxes, tax provision to tax return adjustments with respect to the filing of prior year’s returns, income generated in lower tax jurisdictions, reductions in UK and Japanese tax rates, and an increase in research and development credits.

Our full year December 31, 2011 effective tax rate increased to a 65.3% benefit as compared with a recorded tax benefit of 24.4% for the 5 months ended December 31, 2010 successor period effective tax rate. Our current year effective tax rate includes the impact of a 15.7% benefit resulting from the recording of discrete items, principally consisting of tax rate changes in the U.K. and Japan, tax provision to tax return adjustments with respect to the filing of prior years’ returns in the U.S. and foreign jurisdictions, expiration of various statutes of limitations and various settlements of audits offset by expense taken related to prior years U.S., U.K. and German tax reserves. Of the return to provision adjustments, the majority represent out-of-period corrections recorded primarily in the fourth quarter of 2011. Also, the 2010 successor period includes the impact of a 16.3% expense for non-deductible transaction costs associated with the Merger which was not applicable in 2011. Finally, the 2011 rate reflects a benefit of 7.8% as a result of increased income generated in lower tax jurisdictions as compared to 2010.

The Successor period effective tax rate is 24.4% as compared to the Predecessor effective tax rate of 44.5% and 2009 effective tax rate of 32.5%. The Successor period effective tax rate includes an impact of 4.9% resulting from discrete items, principally consisting of non-deductible transaction costs, foreign taxes, tax provision to tax return adjustment with respect to the filing prior years’ returns in the U.S. and foreign jurisdictions, offset by expiration of various statutes of limitation and various settlement of audits. The Predecessor effective tax rate primarily differs from the statutory rate because of the tax expense associated with the transaction related expenses.

The Successor period effective tax rate for the 5 months ended December 31, 2010 decreased to a recorded tax benefit rate of 24.4% as compared to the recorded tax expense rate of 32.5% for the year ended December 31, 2009, primarily due to a pretax loss in the United States, an increase in income generated in lower tax jurisdictions, and certain transaction costs incurred as part of the Merger (refer to Note 3 “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information) which are not deductible for income tax purposes. The decrease in the effective rate was further impacted by the release of unrecognized tax benefits for various tax jurisdictions due to lapsing of statutes of limitation, favorable settlements of state tax audits and a tax benefit for the U.S. research credit, which was extended for two years by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 enacted on December 17, 2010.

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

Other than favorable settlements related to various foreign and state tax audits and the expiration of various statutes of limitation, there were no material changes to our unrecognized tax benefits in 2011. The increase in unrecognized tax benefits at December 31, 2011 as compared to December 31, 2010 of $1.1 million, primarily relate to tax uncertainties attributed to transaction costs incurred in connection with the Merger, tax provision to tax return adjustments, and foreign income tax audits. As of December 31, 2011, we had approximately $11.7 million of net unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.2 million of our currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.3 million and $0.5 million were provided in income tax expense for uncertain tax positions for the year ended December 31, 2011 and the combined year ended December 31, 2010, respectively. Gross reserves for interest and penalties of $1.0 million and $0.6 million have been provided at December 31, 2011 and 2010, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. We are currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2010 for significant states, and 2004 through 2010 for foreign tax authorities.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, goodwill and intangible assets, accrued liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of our businesses collect fees for installation/set-up services which, if deemed a separate deliverable, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services that do not meet the criteria for separation, occurs ratably either over the contract life or an average customer life depending on the professional literature relevant to the transaction. Revenue for professional services is recognized as the services are provided and revenue for hardware is recognized when the installation is complete and the related services go-live.

Some contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative fair values. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria to do so.

We also evaluate our revenue recognition in accordance with Financial Accounting Standards Board Accounting Standards Codification 605-45, “Principal Agent Consideration”, regarding gross versus net revenue reporting.

Deferred revenue represents contractual billings in excess of revenue recognized. We record revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

Our allowance for doubtful accounts and sales credit reserves are not material to our consolidated revenues or our consolidated financial statements taken as a whole and are not expected to become material in the foreseeable future.

Goodwill

We perform impairment tests of goodwill assigned to our reporting units in the fourth quarter of each fiscal year, or whenever events or circumstances indicate impairment may exist.

At December 31, 2011, we had two reportable segments; PRD and Trading Solutions. Within the PRD segment, there are two reporting units; Interactive Data Pricing and Reference Data Services and BondEdge Solutions. Within the Trading Solutions segment, there are three reporting units; Interactive Data Real-Time Services, Interactive Data Desktop Solutions and Interactive Data Managed Solutions. All of these reporting units represent operating segments and have not changed in composition in the year ended December 31, 2011 compared with the combined year ended December 31, 2010.

In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We calculate our goodwill valuations using two separate income approach models based on the present value of future cash flows of each reporting unit. One model uses perpetual free cash flows in the calculation of the present value of future cash flows and the other model uses an exit multiple based on consideration of guideline companies adjusted for profitability of our individual reporting units. These cash flows are then discounted at an implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Such assumptions take into account numerous factors including historical experience, anticipated economic and market conditions for purposes of determining market value from a market participant perspective. If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed.

If the estimated fair value of a reporting unit is less than the carrying value of the reporting unit’s assigned assets and liabilities, we would perform the Step 2 calculation required under authoritative accounting literature. In Step 2, the implied fair value of the reporting unit’s goodwill would be determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

Based on our annual assessment, including application of the assumptions described above, no impairment in any reporting unit existed and all reporting units had estimated fair values at least 20% in excess of their assigned carrying values.

Although changes in economic and operating conditions impacting our assumptions used to complete our fiscal 2011 goodwill impairment analysis could result in goodwill impairment in future periods, based upon the analysis conducted by management for the year ended December 31, 2011, including consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Intangible Assets

Intangible assets include securities data and databases, completed technology, trademarks (definite and indefinite lived), exchange relationships and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized over their respective economic benefit periods which range from four years to twenty five years. We evaluate the remaining useful life of intangible assets subject to amortization on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets not subject to amortization are reviewed for impairment annually in conjunction with our goodwill impairment calculation or whenever events or circumstances indicate that impairment may exist.

Income Taxes

We determine our income tax expense in each of the jurisdictions in which we operate. In determining income for financial statement purposes, we must make certain estimates and apply judgment. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

We have recorded valuation allowances in certain jurisdictions that we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $1.0 million and $1.0 million at December 31, 2011 and 2010, respectively, relate to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income in the appropriate jurisdictions to realize the tax benefits related to the net deferred tax assets on our consolidated balance sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets.

We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. We adjust these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. A significant portion of our potential tax liabilities are recorded in non-current income taxes payable on our consolidated balance sheets as payment is not expected within one year.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes, however, which would have a material effect on our results of operations, financial condition or cash flows.

In addition, $13.2 million of gross unrecognized tax benefits have been recorded in income taxes payable as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1.0 million for potential gross interest and penalties at December 31, 2011.

Commitments and Contingencies

We have obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for our corporate headquarters, sales offices, major operating units and data centers. Certain of the leases include renewal options and escalation clauses. In addition, we have purchase obligations for data content.

Our known contractual obligations on a combined basis as of December 31, 2011 are summarized in the table below:

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt Obligations	$2,034,913	$56,417	$26,900	$26,900	$1,924,696
Operating Lease Obligations	146,871	21,087	32,654	29,357	63,773
Purchase Obligations	32,972	32,972	—	—	—
Derivatives	4,571	1,660	2,911	—	—

Total	$2,219,327	$112,136	$62,465	$56,257	$1,988,469

We expect to satisfy our contractual obligations from our existing cash as well as our cash flow from operations. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2012 and 2013. If we are unable to renew any of the leases that are due to expire in 2012 or 2013, we believe that suitable replacement properties are available on commercially reasonable terms.

Rental expense was $23.7 million, $23.7 million, and $22.6 million, for year ended December 31, 2011, the combined year ended December 31, 2010 and the year ended December 31, 2009, respectively.

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

Long Term Debt Obligations in the above table include our obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018 including outstanding letters of credit. Outstanding letters of credit totaled $4.5 million at December 31, 2011. The letters of credit principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.

In addition, $13.2 million of gross unrecognized tax benefits have been recorded in income taxes payable as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1.0 for potential gross interest and penalties at December 31, 2011.

In connection with the provision of services in the ordinary course of business, we often make representations affirming, among other things, that our services do not infringe on the intellectual property rights of others and agree to indemnify customers against third-party claims for such infringement. We have not been required to make material payments under such provisions. We are involved in litigation and are the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from our existing cash resources. In addition, our third-party data suppliers audit us from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

In connection with the sale of services in the ordinary course of business, we often make representations affirming that our services do not infringe on the intellectual property rights of others and agree to indemnify customers against third-party claims for such infringement.

Inflation

Although management believes that inflation has not had a material effect on the results of operations during the past three years, there can be no assurance that results of operations will not be affected by inflation in the future.

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the US or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. This was the case with regard to the recent global financial crisis, which did adversely affect our sales and revenue results, as previously described within this MD&A. Our exposure in the United States in this area could be mitigated in part by our service offerings in non-US markets, and vice versa.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 became effective for us January 1, 2012. Adopting the provisions of ASU 2011-04 did not have a material impact on our financial position, results of operations or cash flows.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2011-08 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Under the provisions of ASU 2011-08, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is unnecessary. ASU 2011-08 is effective for fiscal years beginning on or after December 15, 2011 with early adoption permitted. ASU 2011-08 became effective for us January 1, 2012. Adopting the provisions of ASU 2011-08 did not have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition – Multiple-element Arrangements”. ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), regarding ASC Topic 220 “Comprehensive Income”. ASU 2011-05 requires that an entity present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 additionally required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements regardless of which approach to presentation is selected; however, ASU

2011-12 issued in December 2011 indefinitely deferred this requirement. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public filers, ASU 2011-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2011 with early adoption permitted. We adopted the provisions of ASU 2011-05 for the year ended December 31, 2011 and have provided the separate financial statements and disclosures as appropriate under the pronouncement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in currency exchange rates and interest rates which could affect its future results of operations and financial condition.

Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into US dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the British Pound and the Euro to US dollar exchange rates due to the significant size of our operations in Europe. Historically we have not entered into forward currency-exchange contracts. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on our business and results of operation.

Total revenue for the periods below by geographic region outside the United States, are as follows:

	Successor			Predecessor
(In thousands)	As of December 31, 2011	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	As of December 31, 2009
Revenue:
United Kingdom	$88,688	$82,534	$35,442	$47,092	$75,722
All other European countries	126,891	117,218	50,337	66,881	113,583
Asia Pacific	42,699	39,523	16,972	22,551	37,861
Rest of World	12,609	9,746	4,327	5,419	7,572

Total	$270,887	$249,021	$107,078	$141,943	$234,738

At December 31, 2011, 2010 and 2009, long-lived assets by geographic region outside the United States are as follows:

(In thousands)	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
United Kingdom	589,793	$620,711	$114,390
All other European countries	149,949	164,530	103,088
Asia Pacific	174,223	177,349	36,687

Total	$913,965	$962,590	$254,165

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and associated interest rate caps. As of December 31, 2011, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 0.58% at December 31, 2011, our minimum interest rate is set at 1.25% (plus an applicable percentage). The current interest rate is 4.50%. An increase of 1% in our variable rate above our December 31, 2011 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $11.4 million. As of December 31, 2011, approximately 52% of this exposure is hedged with the interest rate caps. Please refer to Note 18 “Derivatives” and Note 19 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our debt and derivatives.

Item 8.	Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	34
Consolidated Statements of Operations for the year ended December 31, 2011, the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009	35
Consolidated Statements of Comprehensive Income for the year ended December 31, 2011, the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009	36
Consolidated Balance Sheets as of December 31, 2011 and 2010	37
Consolidated Statements of Cash Flows for the year ended December 31, 2011, the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009	38
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011, the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009	39
Notes to Consolidated Financial Statements	41
Quarterly Financial Information (Unaudited)	84
Index to Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	85

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Interactive Data Corporation and subsidiaries (the Successor) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 31, 2011 and the period from July 30, 2010 to December 31, 2010 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows of Interactive Data Corporation and subsidiaries (the Predecessor) for the period from January 1, 2010 to July 29, 2010 and for the year ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries (the Successor) at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011 and the period from July 30, 2010 to December 31, 2010 and the consolidated results of operations and cash flows of Interactive Data Corporation and subsidiaries (the Predecessor) for the period from January 1, 2010 to July 29, 2010 and for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2012

PART I – FINANCIAL INFORMATION

Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	Year Ended December 31, 2009
REVENUE	$867,723	$342,101	$454,544	$757,218
COSTS AND EXPENSES:
Cost of services	293,472	115,176	161,899	250,105
Selling, general and administrative	258,065	124,409	158,210	237,041
Merger costs	—	67,258	52,734	—
Depreciation	39,391	15,962	22,504	31,800
Amortization	175,077	65,867	19,718	30,523

Total costs and expenses	766,005	388,672	415,065	549,469

INCOME (LOSS) FROM OPERATIONS	101,718	(46,571)	39,479	207,749
Interest (expense) income, net	(157,120)	(78,364)	760	1,680
Other (expense) income, net	(3,719)	321	249	139
Loss on extinguishment of debt	(25,450)	—	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(84,571)	(124,614)	40,488	209,568
Income tax (benefit) expense	(55,255)	(30,351)	18,014	68,162

NET (LOSS) INCOME	(29,316)	(94,263)	22,474	141,406
Less: Net income attributable to noncontrolling interest	—	—	—	(172)

NET (LOSS) INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$(29,316)	$(94,263)	$22,474	$141,234

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Successor		Predecessor
	Year Ended December 31,	Period from July 30 through December 31	Period from January 1 through July 29	Year Ended December 31,
	2011	2010	2010	2009
Net (loss) income	$(29,316)	$(94,263)	$22,474	$141,406

Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(100)	345	22	713
Foreign currency translation adjustments	(6,862)	18,780	(15,230)	23,855
Pension adjustment, net of tax	600	(243)	(18)	2,113
Less; reclassification adjustment for amortization of pension costs included in net income, net of tax	(269)	—	—	—
Change in value of hedged interest rate caps, net of tax	(3,071)	737	—	—
Less; reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	—	—	—

Total other comprehensive (loss) income, net of tax	(9,479)	19,619	(15,226)	26,681

Comprehensive (loss) income	(38,795)	(74,644)	7,248	168,087
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(172)

Comprehensive (loss) income attributable to Interactive Data Corporation	$(38,795)	$(74,644)	$7,248	$167,915

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2011	December 31, 2010
ASSETS
Assets:
Cash and cash equivalents	$262,152	$123,704
Accounts receivable, net of allowance for doubtful accounts and sales credits of $5,152 and $6,618 at December 31, 2011 and December 31, 2010, respectively	118,248	107,067
Due from parent	—	7,500
Prepaid expenses and other current assets	27,419	21,079
Income tax receivable	6,251	40,764
Deferred income taxes	42,281	7,574

Total current assets	456,351	307,688

Property and equipment, net	122,289	110,386
Goodwill	1,637,126	1,638,268
Intangible assets, net	1,818,117	1,994,461
Deferred financing costs, net	54,478	71,827
Other assets	5,310	11,247

Total Assets	$4,093,671	$4,133,877

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$17,911	$22,232
Accrued liabilities	89,214	92,020
Borrowings, current	56,417	10,088
Interest payable	30,584	30,647
Income taxes payable	7,008	5,521
Deferred revenue	24,944	24,296

Total current liabilities	226,078	184,804

Income taxes payable	10,906	11,314
Deferred tax liabilities	647,090	677,793
Other liabilities	59,908	48,130
Borrowings, net of current portion and original issue discount	1,929,784	1,959,365

Total Liabilities	2,873,766	2,881,406

Commitments and contingencies (Note 10)

Equity:
Interactive Data Corporation stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in-capital	1,333,344	1,327,115
Accumulated loss	(123,579)	(94,263)
Accumulated other comprehensive income	10,140	19,619

Total Interactive Data Corporation stockholders’ equity	1,219,905	1,252,471

Total Liabilities and Equity	$4,093,671	$4,133,877

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from July 30 through December 31, 2010	Period From January 1 through July 29, 2010	Year Ended December 31, 2009
Cash flows (used in) provided by operating activities:
Net (loss) income	$(29,316)	$(94,263)	$22,474	$141,406
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	214,468	81,829	42,222	62,323
Asset abandonment	—	3,307	—	—
Amortization of discounts and premiums on marketable securities, net	—	—	766	1,948
Amortization of deferred financing costs and accretion of note discounts	17,741	8,402	—	—
Deferred income taxes	(63,232)	(9,090)	7,270	(6,292)
Excess tax benefits from stock-based compensation	—	—	(3,625)	(2,768)
Stock-based compensation	4,229	111	23,985	16,180
Non-cash interest expense	376	468	—	—
(Recovery) provision for doubtful accounts and sales credits	(1,605)	(1,802)	103	1,813
Loss on extinguishment of debt	25,450	—	—	—
Loss on dispositions of property and equipment	513	112	114	729
Changes in operating assets and liabilities, net
Accounts receivable	(10,068)	41,527	(37,572)	2,233
Prepaid expenses and other current assets	(6,314)	2,284	1,314	(1,969)
Accounts payable, interest payable and income taxes payable and receivable, net	30,158	6,876	(11,404)	6,887
Accrued expenses and other liabilities	5,471	11,108	20,282	(13,210)
Pension cessation payments	—	(3,200)	(82,741)	—
Deferred revenue	516	(27,344)	20,302	(1,146)

NET CASH PROVIDED BY OPERATING ACTIVITIES	188,387	20,325	3,490	208,134
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(50,260)	(17,965)	(26,395)	(42,829)
Business and asset acquisitions, net of acquired cash	53	(5,943)	(29,923)	(16,731)
Acquisition of Interactive Data Corporation and Subsidiaries	—	(3,374,155)	—	—
Purchase of marketable securities	—	—	(64,136)	(257,390)
Proceeds from maturities and sales of marketable securities	—	—	159,428	233,957

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(50,207)	(3,398,063)	38,974	(82,993)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	—	28,397	23,379
Purchase of treasury stock	—	—	—	(30,670)
Common stock cash dividends paid	—	—	(18,964)	(75,273)
Excess tax benefits from stock-based compensation	—	—	3,625	2,768
Borrowings under Revolving Credit Facility	—	2,000	—	—
Repayments on Revolving Credit Facility	—	(2,000)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	1,358	1,897,617	—	—
Principal payments on long-term debt	(10,088)	(8,650)	—	—
Proceeds from issuance of restricted parent company common stock and capital contributions	11,850	—	—	—
Payment of interest rate cap	(415)	—	—	—
Investment by parent company	—	1,353,969	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,705	3,242,936	13,058	(79,796)
Effect of change in exchange rates on cash and cash equivalents	(2,437)	1,786	(8,748)	10,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,448	(133,016)	46,774	55,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	123,704	256,720	209,946	154,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$262,152	$123,704	$256,720	$209,946

Supplemental disclosure of cash flow information:
Cash received (paid) for taxes	$18,898	$857	$(19,154)	$(73,657)
Cash (paid) received for interest	$(139,454)	$(40,401)	$1,566	$3,634
Non-cash financing activity:
Issuance of Holdings common stock classified as restricted stock liability	—	$34,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

Predecessor

	Common Stock				Treasury Stock Cost	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	NonControlling Interest	Total Equity
(in thousands)	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock Number of Shares
Balance, December 31, 2008	102,737	$1,027	$976,651	9,205	$(190,000)	$194,733	$(22,604)	$596	$960,403
Exercise of stock options and issuance of deferred and restricted stock units	1,695	17	18,787	—	—	—	—	—	18,804
Issuance of stock in connection with employee stock purchase plan	235	2	4,573	—	—	—	—	—	4,575
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	5,187	—	—	—	—	—	5,187
Purchase of treasury stock	—	—	—	1,280	(31,246)	—	—	—	(31,246)
Stock-based compensation (Note 8)	—	—	16,180	—	—	—	—	—	16,180
Purchase accounting allocation adjustment to noncontrolling interest in NDF	—	—	—	—	—	—	—	(245)	(245)
Purchase of NDF common shares from noncontrolling interest	—	—	(2,651)	—	—	—	—	(461)	(3,112)
Other comprehensive income	—	—	—	—	—	—	26,681	—	26,681
Common stock dividends awarded to holders of restricted stock units	—	—	406	—	—	(406)	—	—	—
Common stock cash dividends declared to Interactive Data stockholders (Note 9)	—	—	—	—	—	(56,465)	—	—	(56,465)
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—	—	—	(62)	(62)
Net income	—	—	—	—	—	141,234	—	172	141,406

Balance, December 31, 2009	104,667	$1,046	$1,019,133	10,485	$(221,246)	$279,096	$4,077	$—	$1,082,106
Exercise of stock options and issuance of deferred and restricted stock units	1,513	15	24,109	—	—	—	—	—	24,124
Issuance of stock in connection with employee stock purchase plan	200	2	4,271	—	—	—	—	—	4,273
Tax benefit from exercise of stock options, employee stock purchase plan and pension cessation payments	—	—	54,226	—	—	—	—	—	54,226
Retirement of treasury stock (Note 9)	(10,485)	(104)	(128,865)	(10,485)	221,246	(92,277)	—	—	—
Stock-based compensation (Note 8)	—	—	23,985	—	—	—	—	—	23,985
Other comprehensive loss	—	—	—	—	—	—	(15,226)	—	(15,226)
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—	(121)	—	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—	(18,953)	—	—	(18,953)
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—	(20)	—	—	(20)
Net income	—	—	—	—	—	22,474	—	—	22,474

Balance, July 29, 2010	95,895	$959	$996,980	—	$—	$190,199	$(11,149)	$—	$1,176,989

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

Successor

	Common Stock		Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Equity contribution from parent company	10	—	$1,353,969	—	—	$1,353,969
Restrictions placed on shares sold from parent company to executives (Note 8)	—	—	(27,000)	—	—	(27,000)
Stock-based compensation (Note 8)	—	—	111	—	—	111
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	35	—	—	35
Other comprehensive income	—	—	—	—	19,619	19,619
Net loss	—	—	—	(94,263)	—	(94,263)

Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471

Equity contribution from parent company	—	—	2,000	—	—	2,000
Stock-based compensation (Note 8)	—	—	4,229	—	—	4,229
Other comprehensive income	—	—	—	—	(9,479)	(9,479)
Net loss	—	—	—	(29,316)	—	(29,316)

Balance, December 31, 2011	10	—	$1,333,344	$(123,579)	$10,140	$1,219,905

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation and Subsidiaries (“the Company”) is a leading provider of financial market data, analytics and related solutions that are used extensively by thousands of financial institutions, as well as hundreds of software and service providers. The Company is one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. The Company distributes its data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

The Trading Solutions segment provides thousands of customers worldwide with services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations.

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

As of March 14, 2012, approximately 97% of the capital stock of Holdings is beneficially owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. As of March 14, 2012, approximately 3% of the capital stock of Holdings is beneficially owned by executives and directors of the Company who acquired the shares subsequent to the closing of the Merger.

In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by new Senior Secured Credit Facilities (the “Senior Secured Credit Facilities”) (3) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 19, “Debt” below); and (4) from cash on hand of the Company.

The accompanying consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity are presented for two periods. The year ended December 31, 2009 and the period from January 1 through July 29, 2010 are referred to as the “Predecessor” period as they precede the Merger, and the period from July 30 through December 31, 2010 and the year ended December 31, 2011 are referred to as the “Successor” period as they are subsequent to the Merger. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-K, for both the Predecessor and Successor periods. The Company applied the acquisition method to the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

Out-of-Period Accounting Adjustment

The Company recorded a $10.9 million out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with the Company’s European real-time market data services operation. The Company’s European real-time market data services operation represented approximately five percent of the Company’s total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2.3 million, increased second quarter 2009 cost of services expense by $7.5 million, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1.1 million which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter has not had a significant impact on the Company’s ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and the Company’s relationships with its customers and business partners have been unaffected. The Company recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, the Company concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. The Company has taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within its various business units, and the recruitment of additional senior-level financial management and staff to its finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, the Company does not believe that the effects of the out-of-period accounting adjustment had a material effect on its full-year 2009 financial results. The Company also does not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s consolidated financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in the Company’s consolidated financial statements for the second quarter of 2009. As a result of all of these factors, the Company has not restated its previously issued annual financial statements or interim financial data.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company do not include the operating results and financial positions of Intermediate or Holdings.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits held at major banks and money market fund accounts. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by security type at December 31, 2011 were as follows:

(In thousands)	Estimated Fair Value
Cash (1)	$228,783
Money Market Funds- cash equivalent	33,369

Total	$262,152

Cash and cash equivalents by security type at December 31, 2010 were as follows:

(In thousands)	Estimated Fair Value
Cash (1)	123,704

Total	$123,704

(1)	Consists of cash deposits at various major banks.

Fair Value of Financial Instruments

Refer to the discussion in Note 16, “Fair Value Measurements” below for further discussion surrounding the fair value of the Company’s financial instruments.

The Company currently invests excess cash balances primarily in cash deposits held at major banks and money market fund accounts. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the consolidated balance sheets as of December 31, 2011 and 2010, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s Senior Secured Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair value based on market based information available from public sources. Refer to Note 16 “Fair Value Measures”, Note 19 “Debt” and Note 18 “Derivatives” below for further discussion.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of the Company’s businesses collect fees for installation/set-up services which, if deemed a separate deliverable, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services that do not meet the criteria for separation, occurs ratably either over the contract life or an average customer life depending on the professional literature relevant to the transaction. Revenue for professional services is recognized as the services are provided and revenue for hardware is recognized when installation is complete and the related services go-live.

Some contracts include multiple elements for which the Company determines whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative fair values. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that the Company’s obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria to do so.

The Company also evaluates its revenue recognition in accordance with Financial Accounting Standards Board, Accounting Standards Codification, 605-45, “Principal Agent Consideration”, regarding gross versus net revenue reporting.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue represents contractual billings in excess of revenue recognized. The Company records revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s previously established estimates. At December 31, 2011, management believes that the Company had no significant concentrations of credit risk. The Company maintains an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

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

The cumulative amount of net undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $276.0 million and $193.0 million at December 31, 2011 and 2010 respectively. It is not practical to quantify the deferred tax liability associated with permanently reinvested earnings.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. The Company recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria. Based upon income and projections of future taxable income, the Company believes that the recorded deferred tax assets will be realized.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company reviews intangible assets with finite useful lives for impairment in the same manner as long-lived assets. Intangible assets that are not subject to amortization are tested for impairment in the same manner as goodwill.

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

Stock-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of stock options, in the financial statements based on their fair values at the grant date. Expense associated with stock-based payments, which have service-based vesting provisions, are recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant. Expense associated with awards that have performance based vesting provisions are recognized when the performance objective is considered probable. Refer to Note 8 “Stock-based Compensation” below for further discussion.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2. New Accounting Pronouncements

Fair Value Measurements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 became effective for the Company January 1, 2012. Adopting the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2011-08 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Under the provisions of ASU 2011-08, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is unnecessary. ASU 2011-08 is effective for fiscal years beginning on or after December 15, 2011 with early adoption permitted. ASU 2011-08 became effective for the Company January 1, 2012. Adopting the provisions of ASU 2011-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), regarding ASC Subtopic 605-25 “Revenue Recognition – Multiple-element Arrangements”. ASU 2009-13 addresses how revenues should be allocated among all products and services in sales arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. It also significantly expands the disclosure requirements for such arrangements.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), regarding ASC Topic 220 “Comprehensive Income”. ASU 2011-05 requires that an entity present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 additionally required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements regardless of which approach to presentation is selected; however, ASU 2011-12 issued in December 2011 indefinitely deferred this requirement. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public filers, ASU 2011-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2011 with early adoption permitted. The Company adopted the provisions of ASU 2011-05 for the year ended December 31, 2011 and has provided the separate financial statements and disclosures as appropriate under the pronouncement.

3. Merger

As discussed in Note 1 above the Company completed the Merger on July 29, 2010. In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by the Senior Secured Credit Facilities; (3) proceeds from the new issuance of the Senior Notes due 2018 (which are discussed in Note 19, “Debt” below); and (4) from cash on hand of the Company.

Purchase Price Allocation

The Merger was accounted for as a business combination and the purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values.

The purchase price allocation was accounted for as follows (in thousands):

Assets:
Cash on hand	$256,720
Accounts receivable	145,794
Property and equipment	111,204
Intangible assets	2,046,500
Other assets (current and long term)	52,928
Goodwill	1,628,808

$4,241,954
Liabilities:
Accounts payable, trade	18,648
Accrued expenses	85,004
Deferred tax liability (net)	699,887
Deferred revenue	50,700
Other liabilities (current and long term)	13,560

$867,799

Total Purchase Price	$3,374,155

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above current working capital balances, with the exception of other liabilities which were adjusted in purchase accounting to eliminate deferred rent, approximated their respective carrying values as of the Merger date. The property and equipment balance of $111.2 million includes an increase of approximately $12.2 million to historical carrying amounts necessary to present the property and equipment at fair value at Merger date and a reduction of approximately $27.0 million relating to completed capitalized development, which for purchase accounting purposes is now reflected in the Company’s completed technology intangible asset at fair value.

The fair values of the intangible assets are being amortized over their respective economic benefit periods which range on an individual basis from 3.6 years to 25 years. The fair value and weighted average amortization periods in total and by major asset class at the date of the Merger were as follows:

	Weighted average amortization period	Estimated fair value (in thousands)
Estimated Intangibles:
Customer list	23.8 years	$1,552,200

Completed technology(1)	3.6 years	191,100
Interactive Data trademarks(2)	Indefinite	175,900
Other trademarks	7.1 years	1,500
Data/Database	5.0 years	109,000
Exchange relationships	25.0 years	16,800

Total	20.8 years	$2,046,500

(1)	On December 1, 2010, the Company determined that, as a result of development initiatives that commenced subsequent to the Merger, certain completed technologies valued at approximately $147.7 million would have shorter useful lives than originally estimated. The change in estimate resulted in approximately $3.8 million of additional amortization expense in the Successor period from July 30, 2010 through December 31, 2010. The completed technologies were being amortized over a remaining useful life of 19 months from December 1, 2010; however, in August 2011, the Company determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. See Note 6, “Intangible Assets and Goodwill”, below for further information related to the extension of useful lives related to these completed technologies.
(2)	Identified as an indefinite-lived intangible and is reviewed annually for impairment in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate an impairment may exist.

The trademarks, customer list and completed technology were valued using the income approach and the database and exchange relationships were valued using the replacement cost approach. Fair values and useful lives assigned to intangible assets were based on the estimated value and use of these assets of a market participant.

Estimated deferred tax liabilities of approximately $690.7 million were recorded related to the purchase price allocation.

In connection with the Merger, the Company recorded $1.6 billion of goodwill, none of which was tax deductible. The allocation of goodwill by reportable segment was as follows at the Merger date (in thousands):

Estimated Goodwill:
Institutional Services	$1,586,853
Active Trader Services	41,955

Total	$1,628,808

In the year ended December 31, 2011, the Company changed its reportable segments. Had the current segments existed at the Merger date, the Goodwill allocation would have been as follows (in thousands):

Estimated Goodwill:
Pricing and Reference Data	$1,514,791
Trading Solutions	114,017

Total	$1,628,808

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $50.7 million using a cost-plus profit approach. This approach, which determined the fair value of deferred revenue by estimating the cost to fulfill the obligations plus a normal profit margin, resulted in an adjustment to reduce the Company’s historic deferred revenue balance by $4.6 million to arrive at the final recorded value. The Company is recognizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations.

Merger Costs

The Company expensed merger related costs of $67.3 million and $52.7 million in the Company’s Successor statement of operations for the period from July 30, 2010 through December 31, 2010 and the Company’s Predecessor statement of operations for the period from January 1, 2010 through July 29, 2010, respectively. The total Combined 2010 merger related costs of $120.0 million include transaction costs of $105.7 million and compensation associated with retention awards for certain employees and signing bonuses for newly hired executives, of $14.3 million, each of which is described further below and are classified as “Merger Costs” on the Company’s statement of operations.

The Company expensed total transaction costs (“Transaction Costs”) of $105.7 million, consisting of transaction, legal, accounting, valuation and tax advisor fees in connection with the Merger during the year ending December 31, 2010. Of this amount, $55.6 million was reflected on the Company’s Successor consolidated statement of operations for the period from July 30, 2010 through December 31, 2010, and approximately $50.1 million was reflected on the Company’s Predecessor statement of operations for the period from January 1, 2010 through July 29, 2010, prior to consideration of the amount capitalized as part of debt issuance costs. As of December 31, 2011, all Transaction Costs have been paid.

The Company performed a formal study of the Transaction Costs to provide a reasonable allocation of those costs between the business combination and debt financing costs concluding that $26.1 million of the Transaction Costs were related to debt financing costs. These debt financing costs, including commitment fees, as well as other issuance costs paid to the underwriters of $50.6 million were capitalized in the Successor consolidated financial statements and included in Deferred Financing Costs on the consolidated balance sheet as of December 31, 2010. The total deferred financing costs of $76.6 million are being amortized from the Merger date over the remaining term of the debt instruments. Refer to Footnote 19, “Debt” below for further discussion of debt financing costs. All amortization related to the capitalized debt financing costs will be recorded to interest expense in the consolidated statement of operations for financial reporting purposes.

The Company expensed $14.3 million related to compensation associated with the Merger during the year ended December 31, 2010. In connection with the Merger, the Company entered into retention agreements for the payment of a transaction bonus (“Transaction Bonus”) with certain key employees. The Transaction Bonus was equal to a specified percentage of the employee’s base salary, one-third of which was paid to certain employees within this group for past significant short term effort on the closing of the Merger and the remaining unpaid balance was paid on the date that was four months following the Merger if the employee remained employed by the Company (or if earlier, the date on which the employee was terminated other than for cause or resigned for good reason). The aggregate Transaction Bonus payout was $13.6 million at the end of the four month period following the Merger date. An amount of $2.7 million (representing the one-third payment on the closing of the Merger) was paid and recorded to the Company’s Predecessor consolidated statement of operations in July 2010. The remaining amount of $11.0 million was recorded to the Successor’s consolidated statement of operations ratably over the four month service period from August through November of 2010 and was fully paid as of December 31, 2010. The Company also paid $0.7 million in signing bonuses to newly hired executives following the completion of the Merger which were recorded as a merger cost in the Successor consolidated statement of operations for the period from July 30 through December 31, 2010.

Cash and Marketable Securities

In connection with the consummation of the Merger, the Company entered into various inter-company loans with its subsidiaries domiciled in foreign jurisdictions for the purpose of repatriating cash totaling approximately $81.0 million to the United States and the United Kingdom. This remitted cash, along with other cash holdings of the Company were used to satisfy certain Merger related obligations.

Shareholders Agreement

The Sponsors and certain other investors entered into a shareholders agreement (the “Shareholders Agreement”). The Shareholders Agreement, among other things, contains agreements among the parties with respect to the composition of the board of directors of Holdings, Intermediate and the Company, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities and other special corporate governance provisions (including specified actions that require majority approval of the board of directors of Holdings and other actions that require the Sponsors’ consent). In particular, with respect to transfer restrictions, the Shareholders Agreement provides for preemptive rights, tag-along rights, drag-along rights and rights of first offer.

Pension Cessation

As discussed in Note 12 “Retirement Plans”, in connection with the conditions of the Merger, the Company was required to make initial payments of $3.2 million and £53.0 million (or approximately $82.7 million) to settle obligations due under the defined benefit plans in the U.S. and U.K., respectively. The payment was based on an interim pension plan valuation and was treated as a component of purchase price. In accordance with the terms of the Merger, a supplemental payment of £14.7 million (or $23.1 million at the currency exchange rate at the transaction date) was made by Pearson to PGPP Trustee on the Company’s behalf in December 2010. This supplemental payment, which represented a final topoff funding payment, was based on the final defined benefit valuation. This supplemental payment, which was legally structured to provide the Company a tax benefit of £4.1 million (or $6.5 million at the currency exchange rate at the transaction date) was not determinable or probable at the Merger date and was treated as a modification to the Company’s purchase price allocation and accordingly, was reflected as an increase to goodwill. This transaction did not result in any additional funding requirements or additional pension expense by the Company subsequent to the Merger date.

Transition Services Agreement (“TSA”) with Pearson

Prior to the Merger the Company received certain services from Pearson, plc and its subsidiaries and affiliates (“Pearson”) and provided certain services to Pearson as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010. Effective with the Merger, the Company entered into a transition services agreement with Pearson to provide certain services for the employee health benefit plans in the US and the UK and the use of accounting systems for certain of the subsidiaries of the Company, primarily in the UK. In addition, the Company provided Pearson with certain financial data services. The term for these services range from three months to three years. The estimated net cost over the life of this agreement to the Company is expected to be immaterial.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the merger took place on January 1, 2010 and 2009. The historical information has been adjusted to give effects to events that are (1) directly attributable to the

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited	For the Year Ended December 31,
	2010	2009
REVENUE	$797,401	$754,318

COST AND EXPENSES
Cost of services	269,181	246,171
Selling, general & administrative	268,675	228,365
Merger costs	119,992	119,992
Depreciation	40,049	34,513
Amortization	178,852	178,852

Total costs and expenses	876,749	807,893

LOSS FROM OPERATIONS	(79,348)	(53,575)
Interest expense	(183,633)	(183,949)
Other income, net	570	1,819

LOSS BEFORE INCOME TAXES	(262,411)	(235,705)
Income tax benefit	(55,093)	(36,034)

NET LOSS	$(207,318)	$(199,671)

4. Acquisitions

Acquisition of 7ticks

On January 15, 2010, the Company acquired the assets of 7ticks, LLC (“7ticks”), a provider of electronic trading networks and managed services, specializing in providing direct exchange access, proximity hosting, and support services that facilitate ultra low latency electronic trading, for a purchase price of $30.0 million, plus two working capital payments totaling $0.5 million, resulting in a recorded purchase price of $30.5 million. This purchase price included $8.5 million related to contingent consideration included in the terms of the acquisition. The acquisition was funded from operating cash.

The acquisition was accounted for as a business combination and the purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to ten years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years; and software/technology 5.0 years. In connection with the acquisition, the Company recorded $26.6 million of tax deductible goodwill. The goodwill recognized was attributable primarily to the expected significant growth opportunities 7ticks is providing the Company, as it increases penetration in the electronic trading sector; one of the Company’s continuing long-term strategic priorities. In addition to marketing the 7ticks services, the Company is using 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated data feed services.

During the year ended December 31, 2011, the Company changed its reportable segments and the assets related to the 7ticks acquisition and the related goodwill were transferred to the newly formed Trading Solutions segment.

The Company incurred transaction and acquisition costs of approximately $0.2 million, consisting of legal and accounting services, which were expensed in the period incurred. These costs are included in the Predecessor’s Consolidated Statement of Operations for the period January 1 through July 29, 2010, in the line item selling, general and administrative.

The results of operations of 7ticks have been included in the Company’s consolidated financial statements since the acquisition date and Pro forma results of operations do not differ materially from reported results for any period provided.

The sellers are entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a three year period spanning from January 15, 2010 through December 31, 2012. This consideration is based on contribution of net revenue by the 7ticks business to the Company. The table below illustrates the measurement periods, threshold contribution levels and potential Earn-Out payments.

(in thousands) Earn Out Period	Minimum Net Revenue Contribution	Earn-Out Payment	Maximum Net Revenue Contribution	Earn-Out Payment
January 15, 2010 – December 31, 2010	$14,200	$1,600	$15,500	$2,000
January 1, 2011 – December 31, 2011	$23,500	2,800	$24,700	4,000
January 1, 2012 – December 31, 2012	$31,800	2,800	$35,200	4,000

Totals		$7,200		$10,000

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional earn-out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50.0 million. Under no circumstances shall the Company be liable to make earn-out payments in excess of $21.3 million in the aggregate. The estimated fair value of the Earn-Out was determined to be $8.5 million at the acquisition date and was initially recorded in Other Liabilities on the Consolidated Balance Sheet of the Predecessor. The actual contingent consideration earned for the 2011 and 2010 Earn Out Periods was $4.8 million and $1.9 million, respectively, and is included on the Consolidated Balance Sheets at December 31, 2011 and 2010 within current liabilities. The amount earned for the 2011 Earn Out period will be paid during the first half of 2012 and the amount earned for the 2010 Earn Out period was paid in the second quarter of 2011.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the future estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams using an appropriate discount rate for the Company. The estimated fair value of remaining Earn Out eligibility at December 31, 2011 was $5.1 million and is included on the Consolidated Balance Sheet within other liabilities. The estimated fair value of remaining Earn Out liability at December 31, 2010 was $6.5 million and is included on the Consolidated Balance Sheet split $3.6 million in current liabilities and $2.9 million in other liabilities.

The final purchase price remains subject to Earn-Out provisions, described above, which will affect the current purchase price consideration total.

The purchase price allocation as accounted for in the Predecessor was as follows (in thousands):

Assets:
Cash acquired	$376
Accounts receivable	715
Prepaid expenses and other current assets	370
Customer list	7,900
Trademark	500
Computer software/technology	1,600
Property and equipment	2,152
Other assets	46
Goodwill	26,586

$40,245

Liabilities:
Accounts payable, trade	539
Accrued expenses	235
Deferred revenue	449
Other liabilities (Fair value of Earn-Out)	8,500

$9,723

Total Purchase Price	$30,522

5. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2011	2010
Computer, office and communication equipment	3-5 years	$69,271	$57,068
Leasehold improvements	Life of lease	43,666	33,627
Furniture and fixtures	5-10 years	15,325	15,202
Purchased and capitalized software	3-5 years	38,696	20,796

		166,958	126,693
Less accumulated depreciation		(44,669)	(16,307)

		$122,289	$110,386

In connection with the purchase price allocations relating to the Merger, the Company increased the carrying value of property and equipment by $12.2 million. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the year ended December 31, 2011 and the period from July 30 through December 31, 2010, the Company recorded additional depreciation expense of $2.9, million and $1.2 million, respectively, associated with this increase in carrying value.

For the year ended December 31, 2011 and the period from July 30 through December 31, 2010 (Successor periods) and for the period from January 1 through July 29, 2010 and the year ended December 31, 2009 (Predecessor periods), the Company capitalized $15.7 million, $6.6 million, $6.1 million and $11.7 million, respectively, related to internal use and other software development costs and recorded depreciation expense related to development projects that have been placed in service of $6.3 million, $5.3 million, $1.8 million and $6.4 million for the respective years and periods. The remaining book value of the software developed for internal use was $21.0 million and $11.7 million as of December 31, 2011 and 2010, respectively. In addition, in connection with the Merger, the Company retired the carrying value of property and equipment by approximately $27.0 million relating to completed capitalized development, which for purchase accounting purposes is currently reflected in completed technology intangible at fair value. This retirement resulted in a reduction of depreciation expense of $3.3 million in the Successor period ended December 31, 2010.

The Company recorded abandonment charges of approximately less than $0.1 million and $3.3 million related to certain capitalized development costs for internal use software in the year ended December 31, 2011 and the period from July 30 through December 31, 2010. The charges relate to costs incurred on projects no longer expected to be completed and was recorded within selling, general, and administrative costs in the Consolidated Statements of Operations.

In the year ended December 31, 2011, the Company capitalized interest of $0.5 million related to two long-term capital projects.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		Successor			Successor
	Weighted Average Amortization Period	December 31, 2011			December 31, 2010
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology (1)	3.6 years	$191,701	$(103,803)	$87,898	$192,366	$(25,205)	$167,161

Customer lists	23.8 years	1,561,081	(102,780)	1,458,301	1,562,409	(30,429)	1,531,980
Definite-lived trademarks	7.1 years	1,500	(558)	942	1,500	(229)	1,271
Data/databases	5.0 years	109,535	(31,035)	78,500	109,603	(9,134)	100,469
Exchange relationships	25.0 years	16,781	(951)	15,830	16,953	(283)	16,670

		1,880,598	(239,127)	1,641,471	1,882,831	(65,280)	1,817,551

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	176,646	—	176,646	176,910	—	176,910

Total		$2,057,244	$(239,127)	$1,818,117	$2,059,741	$(65,280)	$1,994,461

(1)	In December 2010, the Company determined that as a result of technology development initiatives that commenced subsequent to the Merger, certain completed technologies which were then valued at approximately $147.7 million would have shorter useful lives than originally estimated. At that time, the completed technologies were expected to have a remaining useful life through June 30, 2012. In August 2011, the Company determined that as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was accounted for during the third quarter of 2011 and the impact of extending the lives of the completed technologies resulted in an increase in Income from Operation of approximately $18.6 million from the date of the change through December 31, 2011 due to decreased amortization expense being recorded. Additionally, the change in accounting estimate had an approximate $7.0 million favorable impact on the Company’s Net Loss for the year ended December 31, 2011. Finally, the extension of the useful lives resulted in the weighted average amortization period for completed technologies increasing to 3.6 years from 2.5 years.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For year ending 12/31/12	$137,712
For year ending 12/31/13	125,901
For year ending 12/31/14	95,656
For year ending 12/31/15	82,928
For year ending 12/31/16	66,694
For years thereafter	1,132,580

Total	$1,641,471

The changes in the carrying amount of goodwill for the year ended December 31, 2011 by reportable segment are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total

Balance assigned in purchase price allocation	$1,514,791	$114,017	$1,628,808

Impact of change in foreign exchange rates (a)	7,232	2,228	9,460

Purchase accounting adjustments (b)	682	(682)	—

Balance as of December 31, 2010	$1,522,705	$115,563	$1,638,268

Impact of change in foreign exchange rates (a)	(1,046)	(1,254)	(2,300)
Merger related purchase price adjustment (c)	2,903	(1,745)	1,158

Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126

(a)	Foreign currency translation adjustments resulted in an increase of $9.5 million in the year ended December 31, 2010, and a decrease of $2.3 million in the year ending December 31, 2011, and primarily reflect the continued volatility of the US Dollar against the British Pound and the Euro.
(b)	Deferred tax allocation adjustment made during finalization of purchase price allocation.
(c)	In the year ended December 31, 2011, the Company recorded provision to return adjustments related to the Predecessor.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2011	2010
Bonus	$24,040	$16,467
Employee related costs	20,577	29,426
Sales commissions	3,843	4,261
Professional services	5,829	7,325
Property costs	3,825	1,673
Third party commissions	4,225	3,093
Sales taxes	408	282
Data and communication charges	17,483	20,658
Contingent consideration (earn-out) related to 7ticks acquisition	4,797	5,461
Other	4,187	3,374

	$89,214	$92,020

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

In May 2009, the Company adopted its 2009 Long-Term Incentive Plan (the “2009 LTIP”). The 2009 LTIP had substantially the same terms and conditions as the 2000 LTIP except that the number of shares of common stock subject to the 2009 LTIP was fixed. The 2009 LTIP provided for the issuance of stock-based awards representing in the aggregate up to 6.0 million shares of common stock. The 2009 LTIP provided for the discretionary issuance of stock-based awards to directors, officers, and employees, as well as persons who provide consulting or other services to us. The Board of Directors had the authority to administer the 2009 LTIP. The Company Board designated the Compensation Committee as the administrator of the 2009 LTIP. Except with respect to eligible directors (with regard to whom, pursuant to the terms of the 2009 LTIP, such decisions were made by the full Board of Directors), as administrator of the 2009 LTIP, the Compensation Committee had the authority to select grantees, determine the type and number of awards to be granted, and to determine the other terms and conditions of any equity-based award (including, but not limited to, exercise price).

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

Employee Stock Purchase Plan

In 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). The 2001 ESPP allowed employees to purchase shares of common stock at a 15% discount price to the closing price at specific times. During the period from January 1, 2010 through July 29, 2010, employees purchased an aggregate of 0.2 million shares at an average share price of $21.35.

Shares of common stock that were issued in respect of the exercise of options or other equity awards granted under the 2000 LTIP, 2009 LTIP and 2001 ESPP were issued from authorized, but unissued common stock.

The 2001 ESPP was terminated on July 29, 2010, following the consummation of the Merger.

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense measures the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date and was based on the value of the portion of stock-based payment awards that were ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of operations for the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009 reflects estimated forfeitures at the time of grant that were revised as necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company estimated forfeiture rates based on the Company’s historical forfeitures of stock options.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense as follows (in thousands):

	Period from January 1 through July 29, 2010	Year ended December 31, 2009
Cost of services	$7,894	$3,934
Selling, general and administrative	16,091	12,246

Stock-based compensation expense before income taxes	$23,985	$16,180
Income tax benefit	2,500	5,647

Stock-based compensation expense after income taxes	$21,485	$10,533

2010

Included in the period from January 1, 2010 to July 29, 2010 is $17.3 million of stock-based compensation expense resulting from the acceleration of unvested stock based awards in connection with the Merger. As a result of the Merger, pursuant to terms of the 2000 LTIP and 2009 LTIP, vesting of stock options and deferred and restricted stock units were accelerated upon the closing of the Merger and cancelled with a right to receive cash. Immediately following the Merger, the holders of stock options received a cash payment equal to the intrinsic value of the awards based on a market price of $33.86 per share while the holders of deferred and restricted stock units received $33.86 per share in cash. The aggregate cost associated with the settlement of the stock options and deferred and restricted stock units was approximately $127.2 million and was recorded as part of the Company’s approximate $3.4 billion purchase price.

2009

As reported on the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2009, Stuart J. Clark stepped down as President and Chief Executive Officer of the Company effective March 2, 2009. Mr. Clark remained employed by the Company as an advisor and was expected to retire no later than August 1, 2009 or earlier upon agreement. Mr. Clark’s full retirement subsequently occurred on July 20, 2009. In connection with his planned retirement, Mr. Clark was awarded 0.1 million restricted stock units on March 2, 2009, with standard terms applicable to restricted stock unit awards granted to executive officers of the Company, except (i) the grant would vest in full on the date of Mr. Clark’s full retirement from the Company (the “Full Retirement Date”) and (ii) Mr. Clark would be subject to a two-year non-compete agreement. The cost of this new grant award was determined to be $1.4 million based on the fair value of the Company’s share price on March 2, 2009.

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

As of March 2, 2009, Mr. Clark had 1.1 million outstanding stock options, of which 1.0 million were vested, and 0.1 million unvested restricted stock units. The equity award modifications, as described above, were evaluated by the Company and it was determined that there were two types of modifications under the authoritative guidance: a Type I modification (Probable to Probable), which addressed Mr. Clark’s vested options that would have the post-termination exercise period extended from 90 days, under the original award agreement, to two years from his Full Retirement Date (or if earlier, the option expiration date); and a Type III modification (Improbable to Probable), which addressed Mr. Clark’s unvested awards that would now be vested upon his Full Retirement Date, and that would have otherwise been forfeited under the terms of the original award agreement. The total modification charges calculated by the Company were $0.9 million.

The Company determined that Mr. Clark’s explicit requisite service period for all awards as of March 2, 2009 was non-substantive given his Full Retirement Date was expected to be no later than August 1, 2009 or earlier upon agreement. This effectively allowed Mr. Clark to retire at any point between March 2, 2009 and August 1, 2009 and receive the full benefit of the new award, as well as the modified prior awards. Therefore, the Company expensed the full cost of Mr. Clark’s new grant award and the modification of his existing awards (totaling $2.2 million) on March 2, 2009.

The Company included $3.6 million and $2.8 million of excess tax benefits for the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009, respectively in its Consolidated Statements of Cash Flows as a financing cash inflow with a corresponding operating cash outflow.

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

The fair value of stock options granted under the 2000 LTIP and 2009 LTIP were estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2009:

Year ended December 31,
2009
Risk free interest rate	2.4%–2.6%
Expected term (in years)	5.9
Weighted average expected volatility	29.7%
Expected dividend yield	3.6%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value of options granted during the years ended December 31, 2009 was $4.92.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

	For the period from January 1, 2010 through July 29,	Year ended December 31,
	2010	2009
Risk free interest rate	0.2%	0.3%–0.4%
Expected term (in years)	0.5	0.5
Weighted average expected volatility	23.8%	48.4%
Expected dividend yield	3.3%	3.6%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009 was $6.00 and $5.82, respectively.

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

The aggregate intrinsic value of stock options exercised during the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009 was $19.2 million and $16.0 million, respectively, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and the 2001 ESPP during the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009 resulted in cash receipts of $28.4 million and $23.4 million, respectively. The Company recognized a tax benefit of $26.0 million and $5.2 million for the period from January 1, 2010 to July 29, 2010 and for the year ended December 31, 2009, respectively, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of all share awards vested for the period from January 1, 2010 to July 29, 2010, including those shares accelerated in connection with the Merger was $32.7 million. The total fair value of all share awards vested for the year ended December 31, 2009 $17.3 million.

Successor

Stock-based Compensation Plans:

Employee Stock Option Plan

On August 4, 2010, Holdings adopted its 2010 Stock Incentive Plan (the “Plan”). The Plan, as amended on September 15, 2010, and January 5, 2011, reserves 135.4 million shares of Holdings’ common stock (subject to adjustment for certain corporate transactions) for issuances of stock-based awards to our employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of Holdings Common Stock acquired pursuant to awards granted under the Plan will be subject to certain transfer restrictions and repurchase rights set forth in the Plan.

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

The employees that have received option grants in the Successor period through December 31, 2011 are employees of the Company and given that the Company is a wholly-owned and controlled subsidiary of Holdings, the compensation expense will be recognized over the determined service period in the Company’s statement of operations.

Restricted Stock

Subsequent to the Merger, certain executives purchased or were granted an aggregate of 36.9 million shares of Parent common stock for one dollar ($1.00) per share; 34.5 million shares were purchased in the Successor period ended December 31, 2010 and an additional 2.4 million shares were purchased in the year ended December 31, 2011. These shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to repurchase the shares from the employees at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds Parent received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million and $34.5 million have been recorded in other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, respectively. Furthermore, due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The repurchase rights lapse on a change in control or public offering of the Parent, at which point compensation expense associated with these awards, will be recognized.

Stock-based Compensation Expense and Valuation Assumptions

For the year ended December 31, 2011 and the period from July 30 through December 31, 2010, the Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31, 2011	Period from July 30, 2010 to December 31, 2010

Cost of services	$2,033	$—

Selling, general and administrative	2,196	111

Stock-based compensation expense before income taxes	$4,229	$111

Income tax benefit	1,612	46

Stock-based compensation expense after income taxes	$2,617	$65

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As the Company’s stock is not traded on any public market, the Company reviews the unlevered historical and implied volatility of peer companies within its industry and utilizes the resulting implied volatility, adjusted for the Company debt structure, to calculate the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on the Company’s judgment with input from the Parent’s Board of Directors.

For share based awards granted in the period from January 1, 2011 through August 31, 2011 and the period from July 30, 2010 through December 31, 2010, the value of Parent common stock used in determining the compensation expense related to such awards was $1.00 based on the Board of Directors’ estimate of the fair value. The Board of Directors’ estimate was consistent with the fair value determinations for the Successor period ended December 31, 2010 and was corroborated by an independent valuation analysis performed concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010.

For share based awards granted during the three month period ended December 31, 2011, the Board of Directors of the Company valued Parent common stock at $1.10 per share. This share price was based on the results of a valuation analysis performed as of August 31, 2011 which valued Parent common stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Parent common stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share based awards issued between August 31, 2011 and December 31, 2011. The last grant during this period occurred on October 27, 2011 and there were no indicators present at that date, or any time leading up to that date, that suggested that the fair market value (“FMV”) of $1.10 per share was not reasonable upon grant of the options.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees and 0% for executives, to all unvested options as of December 31, 2011. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the year ended December 31, 2011 or for the period from July 30, 2010 through December 31, 2010, for options with market based and performance based vesting features. These options become exercisable on a change in control or public offering of Parent common stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering.

The fair value of stock options granted to date under the Plan was estimated as of the date of grant using the Black Scholes model for service based options or Monte Carlo simulation model for awards with performance and market based conditions, with the following assumptions:

	Year Ended December 31, 2011	Period from July 30, 2010 to December 31, 2010
Risk free interest rate	2.5%	0.1% to 3.0%
Weighted average expected volatility	79.7%	32.0% to 100.0%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.2	6.8

The weighted average grant-date fair value of options granted under the Plan for the year ended December 31, 2011 was $0.56.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo simulation models used for each performance and market based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Stock-based Award Activity

A summary of the status and activity for stock option awards for the year ended December 31, 2011, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2010	77,429	$1.00	9.7	$—
Granted	54,584	1.01	9.1
Exercised	—	—	—
Forfeited	(5,435)	1.00	9.0
Expired	—	—	—

Outstanding at December 31, 2011	126,578	$1.00	8.8	$—

Vested and unvested expected to vest at December 31, 2011	123,153	$1.00	8.8	$—
Exercisable at December 31, 2011	8,163	$1.00	9.0	$—

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and activity for restricted stock units under the Plan for the year ended December 31, 2011 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Unvested at December 31, 2010	34,500	$0.65
Granted	2,350	0.74
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at December 31, 2011	36,850	$0.66	N/A	—

The value of our restricted stock was determined using methods similar to those used for options.

Total unrecognized compensation expense related to stock based awards at December 31, 2011 is $87.8 million comprised of unrecognized compensation expense, net of forfeitures, related to Holdings’ non-vested employee stock option plan of $63.6 million, of which $14.6 million relates to awards which become exercisable based on service based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 3.9 years and $49.0 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Parent common stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. The remaining $24.2 million of unrecognized compensation expense relates to the Successor’s restricted stock units and compensation expense for these awards will be recognized upon a change in control or public offering of Parent common stock.

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

In March 2010, the Board of Directors authorized the retirement of all treasury shares. Accordingly, 10.5 million treasury shares were retired and returned to authorized and unissued common stock in March 2010. The Company had used the Cost method to record its treasury share purchases to date. The total cost of these shares as of the retirement date was $221.3 million.

In order to retire these shares in March 2010, the Company calculated the amount of $92.3 million recorded to Accumulated Earnings using a pro-rata method, by calculating it as the difference between the average share issuance price since the merger with Data Broadcasting Corporation on February 29, 2000, excluding Pearson held shares, and the average treasury share cost multiplied by the number of treasury shares held that were retired by the Company. The amount recorded to additional-paid-in-capital of $128.9 million was recorded as the difference between the average share issuance price, described above, and the Company’s par value of its common stock of $ 0.01, multiplied by the number of treasury shares retired. The amount recorded to Common Stock, or $0.1 million, was calculated by multiplying the number of treasury shares retired by the par value of the Company’s common stock of $0.01.

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

All of the above cash dividends were paid from existing cash resources.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1.3 billion. Refer to Note 3 “Merger” and Note 8 “Stock-Based Compensation” above for further discussion.

During the year ended December 31, 2011, the Company received proceeds totaling $11.9 million related to issuance of Parent common stock.

As of December 31, 2011 and 2010, 10 shares of the Company’s common stock were issued and outstanding to Intermediate at $.01 par value.

When shares of Holdings are issued and cash proceeds are remitted to the Company, the number of shares of the Company’s stock outstanding does not change and the proceeds are treated as a capital contribution for accounting purposes.

10. Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses.

Future contractual commitments and obligations, as of December 31, 2011, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt (Note 19)	$2,034,913	$56,417	$26,900	$26,900	$1,924,696
Operating Lease Obligations	146,871	21,087	32,654	29,357	63,773
Purchase Obligations	32,972	32,972	—	—	—
Interest Rate Cap Premium Installments (Note 18)	4,571	1,660	2,911	—	—

Total	$2,219,327	$112,136	$62,465	$56,257	$1,988,469

The Company expects to satisfy its lease and other contractual obligations from existing cash flows. Key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2012 and 2013. The Company believes that were it to be unable to renew any of the leases that are due to expire in 2012 or 2013, suitable replacement properties are available on commercially reasonable terms.

Rental expense was $23.7 million for the year ended December 31, 2011, $10.7 million for the period July 30, 2010 through December 31, 2010, $13.0 million for the period January 1, 2010 through July 29, 2010 and $22.6 million for the year ended December 31, 2009, respectively. The Company records rent expense for leases with escalating payment terms or free rent periods on a straight-line basis. The difference between the straight-line expense and cash payments resulted in a deferred rent liability. This deferred rent liability was $10.8 million and $1.7 million as of December 31 2011 and 2010, respectively.

In connection with the provision of services in the ordinary course of business, the Company often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the amounts shown in the table above, $13.2 million of gross unrecognized tax benefits have been recorded in income taxes, as the Company is uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company also recorded income taxes payable of $1.0 million for potential gross interest and penalties at December 31, 2011.

11. Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010	Year Ended December 31, 2009
Domestic	$(117,030)	$(131,400)	$7,977	$158,187
Foreign	32,459	6,786	32,511	51,381

Total	$(84,571)	$(124,614)	$40,488	$209,568

Income tax (benefit) expense consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010	Year Ended December 31, 2009
Current:
Federal	$1,549	$(14,812)	$20,674	$46,824
State	(1,472)	(6,100)	5,270	10,200
Foreign	9,605	2,146	147	13,035

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010	Year Ended December 31, 2009
Total current:	$9,682	$(18,766)	$26,091	$70,059
Deferred:
Federal	(42,356)	(8,483)	(9,453)	1,173
State	(8,909)	(2,529)	(2,604)	174
Foreign	(13,672)	(573)	3,980	(3,244)

Total deferred	(64,937)	$(11,585)	$(8,077)	$(1,897)

Income tax (benefit) expense	$(55,255)	$(30,351)	$18,014	$68,162

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered by the Company to be permanently invested.

The components of the Company’s deferred income tax assets (liabilities) in the Consolidated Financial Statements are as follows at December 31 (in thousands):

	Successor 2011	Successor 2010
Current deferred tax assets:
Accrued expenses	$3,455	$3,112
Accounts receivable allowances	1,739	1,634
Retirement benefit plans	6,535	—
Net operating loss carry forwards	29,848	—
Other current assets	1,667	2,910

Total current deferred assets before valuation allowance	43,244	7,656
Valuation allowance	(377)	(82)

Total current deferred tax assets	42,867	7,574

Current deferred tax liabilities:
Other current liabilities	(586)	—

Total current deferred tax liabilities	(586)	—

Total current deferred tax assets, net of liabilities	42,281	7,574

Long term deferred tax assets:
Deferred stock compensation	1,657	48
Deferred compensation	1,917	2,548
Non compete agreements	2,632	3,650
Net operating loss carry forward	16,761	22,982
Foreign tax credit carry forward	7,847	2,545
Retirement benefit plan	6,470	20,180
Other long term assets	6,181	3,177

Total long term deferred assets before valuation allowance	43,465	55,130
Valuation allowance	(648)	(958)

Total long term deferred tax assets	42,817	54,172

Long term deferred tax liabilities:
Intangibles assets	(649,353)	(718,301)
Property	(20,461)	(12,509)
Other long term liabilities	(20,093)	(1,155)

Total long term deferred tax liabilities	(689,907)	(731,965)
Net deferred tax liability	$(647,090)	$(677,793)

At December 31, 2011, the Company has recorded a deferred tax asset for the U.S. federal net operating loss carryforward of $31.9 million that will be carried forward to 2012 and future years. The current portion of the federal net operating loss is approximately $24.5 million with the remaining $7.4 million classified as long term. The limitation with respect to net operating losses in the U.S. is 20 years and the Company expects to utilize all net operating losses within that period. The Company also recorded a deferred tax asset for various state net operating loss carryforwards of $13.9 million at December 31, 2011. The current portion of these state net operating losses is approximately $5.3 million with the remaining $8.6 million classified as long term. The Company expects to utilize the state net operating losses within the various statutory carryforward periods on a state by state basis. The Company also has various foreign net operating losses of $0.7 million which includes a German net operating loss carryforward of $0.5 million (subject to a full valuation allowance) at December 31, 2011. The Company recorded a deferred tax asset for the carryforward of U.S. foreign tax credits of $7.8 million at December 31, 2011 that it expects to utilize within the statutory 10 year carryforward period.

In the Successor period ended December 2010, the Company recorded approximately $700.3 million in deferred tax liabilities associated with purchase accounting resulting from the Merger. The deferred tax liabilities primarily relate to differences between the purchase accounting adjusted book basis and the historical tax basis of the Company’s intangible assets. The Company records the reversal of the amortization expense associated with these intangible assets to their recorded deferred tax liabilities.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of (loss) income from operations before income taxes were as follows:

	Successor		Predecessor
	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010	Year Ended December 31, 2009
Statutory tax rate	(35.0)%	(35.0)%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	(7.1)	(4.3)	4.3	3.9
Foreign income taxes	(7.8)	0.6	(12.7)	(5.3)
Income tax reserve	2.1	(1.4)	0.7	(0.6)
Transaction costs	—	16.3	18.7	—
Rate change	(8.4)	—	—	—
Return to provision adjustments, net	(7.7)	0.0	0.0	0.0
Other	(1.4)	(0.6)	(1.5)	(0.5)

Effective tax rate	(65.3)%	(24.4)%	44.5%	32.5%

The Company’s 2011 effective tax rate primarily differs from the statutory rate due to the additional benefits associated with state taxes, tax provision to tax return adjustments with respect to the filing of prior year’s returns, income generated in lower tax jurisdictions, reductions in U.K. and Japanese tax rates, and an increase in research and development credits. Of the return to provision adjustments, the majority represent out-of-period corrections recorded primarily in the fourth quarter of 2011.

The Company’s 2010 effective tax rate primarily differs from the statutory rate due to non-deductible transaction costs associated with the Merger. The 2009 effective tax rate primarily differs from the statutory rate due to the benefit received associated with foreign jurisdictions.

The Company received tax refunds totaling $25.9 million in the year ended December 31, 2011 comprised of a refund of its 2010 estimated tax payment of $10.0 million in January 2011 and refunds of $15.9 million from the U.S. Treasury with the filing of net operating loss carryback returns to 2008. At December 31, 2011, the Company has recorded income taxes receivable of $6.3 million primarily for foreign tax credits that it has carried back to 2009 and the remaining credits are recorded as a deferred tax asset for utilization in future eligible years.

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. The cumulative amount of net undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $276.0 million at December 31, 2011. Quantification of the deferred tax liability associated with permanently invested earnings is not practicable.

Unrecognized Tax Benefits

Other than net favorable settlements of $0.2 million related to various foreign and state tax audits and the expiration of various statutes of limitation of $1.1 million, net, there were no material changes to the Company’s unrecognized tax benefits in 2011. The increase in unrecognized tax benefits at December 31, 2011 as compared to December 31, 2010 primarily relate to $0.9 million of tax uncertainties attributed to transaction costs incurred in connection with the Merger, $0.5 million related to a tax provision to tax return adjustment in the U.K. and $0.5 million for adjustments related to foreign audits. As of December 31, 2011, the Company had approximately $11.7 million of net unrecognized tax benefits which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.2 million of its currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The following table summarizes activity for Gross Unrecognized Tax Benefits for the periods presented:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2011	July 30, 2010 through December 31, 2010	January 1, 2010 through July 29, 2010	Year Ended December 31, 2009
Balance at beginning of period	$12,122	$13,720	$11,912	$18,801
Additions based on tax positions related to the current year	1,571	1,229	1,866	1,533
Additions for tax positions of prior years	2,047	2,243	(58)	833
Expiration of statutes	(1,136)	(1,412)	—	(2,690)
Reductions for tax positions for prior years	(1,130)	(2,970)	—	(4,107)
Settlements	(237)	(688)	—	(2,458)

Balance at end of period	$13,237	$12,122	$13,720	$11,912

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $0.3 million, $0.5 million and $0.7 million, respectively of expense for net interest and penalties related to uncertain tax positions in its Consolidated Statements of Operations. Additionally, the Company has accrued $1.0 million and $0.6 million for gross interest and penalties related to uncertain tax positions in income taxes payable on its Consolidated Balance Sheets for the years ended December 31, 2011 and 2010, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2010 for significant states, and 2004 through 2010 for various foreign tax jurisdictions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Retirement Plans

Defined Contribution Plans

Predecessor Pearson, Inc. Savings and Investment Plan

The Company’s U.S. employees were eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allowed all employees to make contributions of a specified percentage of their compensation. The Company matched up to 4.5% of the employee’s eligible pay if the employee contributed at least 6% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allowed certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Pearson 401(k) Excess Plan. This plan allowed those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan is the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans were determined as a percentage of covered salary and amounted to $3.2 million and $6.4 million for the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009, respectively.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution was expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009, the Company contributed $1.2 million and $2.0 million, respectively. The contribution for 2009 was made as of December 31, 2010 and the 2010 contribution was paid in 2011 and was reflected in accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2010.

Successor Interactive Data 401(k) Plan (U.S.)

The Company’s U.S. employees are eligible to participate in a new 401(k) Plan (the “new 401(k) Plan”) effective July 30, 2010. This new 401 (k) Plan replaced the Pearson subsidiary’s U.S. 401(k) Plan. The new 401(k) Plan is similar to the Predecessor 401(k) Plan allowing all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s eligible pay if the employee contributes at least 6% of his or her eligible pay, subject to statutory limits. The new 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the new Interactive Data Non-Qualified Savings Plan (the “new Savings Plan”) effective July 30, 2010. This new Savings Plan replaced the Pearson 401(k) Excess Plan. This new Savings Plan is similar to the old Plan allowing those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for the new Savings Plan is the same as the new 401(k) Plan. Contributions made by the Company for the new 401(k) Plan is determined as a percentage of covered salary and amounted to $5.7 million and $2.3 million for the year ended December 31, 2011 and the period from July 30, 2010 through December 31, 2010, respectively.

The additional discretionary 401(k) contribution was continued under the new 401(k) Plan and this contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the year ended December 31, 2011 and for the period from July 30, 2010 through December 31, 2010 the Company contributed $1.9 million and $0.9 million, respectively. The contribution for 2010 was made in 2011 and was included in accrued liabilities on the Company’s 2010 Consolidated Balance Sheet at December 31, 2010. The 2011 contribution is expected to be made by April 2012 and is reflected in accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2011.

Successor Interactive Data Pension Plan (U.K.)

The Company’s U.K. employees are eligible for a new Interactive Data Pension Plan (the “U.K. Plan”) effective October 1, 2010. The U.K. Plan replaces the PGPP which ended for eligible Interactive Data employees July 29, 2010. The U.K. Plan had the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for those who are eligible and elect to participate in the U.K. Plan. The U.K. Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the Statements of Operations of $3.2 million and $1.3 million for the year ended December 31, 2011 and for the period of July 30, 2010 through December 31, 2010, respectively, related to the U.K. Plan.

Defined Benefit Pension Plans

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Presented below is certain financial information relating to the Company’s participation in the Pension Plan:

Obligations and Funded Status:

(In thousands)	Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of year	$9,626
Service cost	—
Interest cost	560
Amendments	—
Actuarial loss	897
Benefits paid	(206)

Benefit obligation at end of year	$10,877

Change in plan assets:
Fair value of plan assets at beginning of year	$6,613
Actual return on plan assets	783
Employer contribution	706
Benefits paid	(206)

Fair value of plan assets at end of year	$7,896

Reconciliation of funded status:
Benefit obligation at end of year	$10,877
Fair value of plan assets at end of year	7,896

Unfunded liability at end of year	$2,981

Amounts recognized in accumulated other comprehensive income (loss) consist of:

(In thousands)	Year Ended December 31, 2009
Net prior service cost	$25
Net losses	5,420

Accumulated other comprehensive loss	$5,445

The net periodic benefit cost for the years ended December 31:

2009
Components of net periodic benefit cost (in thousands):
Service cost	$—
Interest cost	560
Expected return on plan assets	(465)
Amortization of prior service costs	4
Amortization of net losses	400

Net periodic benefit cost	$499

Information for pension plan with an accumulated benefit obligation in excess of plan assets:

(In thousands)	Year Ended December 31, 2009
Projected benefit obligation	$10,877
Accumulated benefit obligation	$10,877
Fair value of plan assets	$7,896

Additional Information:

Weighted average assumptions used to determine benefit obligations at December 31:

2009
Discount rate	5.25%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

2009
Discount rate	6.25%
Expected return on plan assets	7.50%

The Company’s expected long-term rate of return on Pension Plan assets was reviewed annually, taking into consideration asset allocation, historical returns on the types of assets held and the current economic environment.

Non-US Pension Plans

Predecessor

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-U.S. employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the Pearson Group Pension Plan (the “PGPP”) by recording a pension expense in the Predecessor’s current year results. The Company’s pension expense related to this multi-employer plan was dependent in part, on the performance of the underlying pension assets and composition of plan participants. The Plan Administrator was responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets. Due to the risks inherent in these assumptions, required pension contributions may vary significantly year over year.

On May 7, 2010, following the execution and delivery of the Merger Agreement, Pearson, Pearson DBC Holdings, Inc, Pearson Services Limited, Pearson Management Services Limited (“PMSL”), the Pearson Group Pension Trustee Limited (the “PGPP Trustee”), the Company, Interactive Data (Europe) Limited (“IDCO U.K.”), and Hg Investors LLC (which was subsequently merged into Intermediate) entered into a pensions transitional agreement (the “Pensions Transitional Agreement”) which, among other things, required the cessation of participation by IDCO U.K. in the PGPP in the U.K. on and from the effective time of the Merger. The agreement also set forth the obligations of Pearson and its affiliates, the PGPP Trustee and IDCO U.K. with respect to the continuing participation of IDCO U.K. in the PGPP until the effective time of the Merger, including the continuation of the Company’s obligation to reimburse PMSL for contributions made by PMSL to the PGPP in respect of the Company’s participation therein. The Pensions Transitional Agreement also provided that IDCO U.K. (or another person as Parent may direct) was required to pay into escrow on or before the effective time of Merger £53.0 million, to satisfy the liability of IDCO U.K. to the PGPP under Section 75 of the United Kingdom Pensions Act 1995 that was triggered by the cessation of participation of IDCO U.K. from the PGPP on and from the effective time of the Merger (as estimated by the PGPP Trustee prior to the date of the Merger Agreement)(the “U.K. Pension Liability”). On July 28, 2010, in connection with the consummation of the Merger and in accordance with the terms of the Pension Transitional Agreement, the Company paid £53.0 million (or approximately $82.7 million) to PGPP Trustee to satisfy the U.K. Pension Liability. The payment was based on an interim pension plan valuation and was treated as a component of purchase price. In accordance with the terms of the Merger, a supplemental payment of £14.7 million (or $23.1 million at the currency exchange rate at the transaction date) was made by Pearson to PGPP Trustee on the Company’s behalf in December 2010. This supplemental payment, which represented a final topoff funding payment, was based on the final defined benefit valuation. This supplemental payment, which was legally structured to provide the Company a tax benefit of £4.1 million (or $6.5 million at the currency exchange rate at the transaction date) was not determinable or probable at the Merger date and was treated as a modification to the Company’s purchase price allocation and accordingly, was reflected as an increase to goodwill. This transaction did not result in any additional funding requirements or additional pension expense by the Company subsequent to the Merger date.

The Company recorded pension expense in the statements of operations of the Predecessor of approximately $3.9 million for the period from January 1, 2010 through July 29, 2010 and $9.6 million for the year ending December 31, 2009 for this multi-employer plan. The 2009 pension expense includes an additional pension expense of $3.4 million resulting from an updated pension valuation related to the multi-employer plan that the Company received in the fourth quarter of 2009.

The Company has not included the additional disclosure required by FASB ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans”, as it relates to the PGPP based on the terms of the Merger which upon consummation of the Merger resulted in the Company ceasing all involvement in the PGPP and satisfying all of its outstanding obligations related to the PGPP.

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

Many of the services provided by Pearson afforded the Company administrative convenience and the Company believes the terms of such services were substantially equal to or more favorable to the Company than if the Company had negotiated similar arrangements with non-affiliated third parties. The services provided by Pearson included (i) administering the 401(k) savings plan (and related excess plans), the U.K. pension plan, and employee health benefit plans in the U.K. and the US and insurance plans, (ii) use of a back-up disaster recovery site in the U.K. (iii) travel services, and (iv) accounting related services for certain of the subsidiaries of the Company, primarily in the U.K. In addition to these services, the Company also licensed an array of financial information content from certain businesses owned by or affiliated with Pearson for internal use as well as redistribution to customers. Finally, certain of the Company’s businesses from time to time purchased advertising space and other promotional services at discounted rates from certain businesses owned by or affiliated with Pearson. The services provided by the Company to Pearson include the provision of financial data and related services and the sub-lease of space in the Hayward, CA office. A majority of the charges for services from Pearson and its affiliates to the Company were at cost. With respect to the services the Company provided to Pearson and its affiliates, the Company charges fees that are no less than the fees charged to similar users. The Company believes that the terms and conditions of these transactions were fair and reasonable.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s Predecessor consolidated balance sheets. For the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009, the Company recorded revenue of less than $0.1 million and $0.9 million, respectively, for services provided to Pearson. For the period from January 1, 2010 through July 29, 2010 and for the year ended December 31, 2009, the Company recorded expense of $2.0 million and $3.9 million, respectively, for services received from Pearson. The amount due to Pearson at December 31, 2009 was $2.0 million and was included in payables to affiliates.

Successor

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3.0 million which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Company recorded management fees in the statement of operations under the Management Agreement of $3.0 million for the year ended December 31, 2011 and $1.3 million, which represents the pro-rated annual fee for the period from July 30, 2010 through December 31, 2010. The amount due to such affiliates of the Sponsors at December 31, 2011 and 2010 was approximately $0.8 million and $0.6 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.

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

In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $51.2 million in connection with certain services provided in connection with the Merger and related transactions. The Company recorded $31.2 million of these costs on the Company’s Successor statement of operations and capitalized deferred financing costs totaling $20.0 million as part of debt financing costs. Refer to Note 3 “Merger” above for further discussion of Merger costs. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Subsequent to the Merger, as of December 31, 2011, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 8 “Stock Based Compensation” for further discussion of the associated long-term restricted stock liability. The Company recorded a due from parent of $7.5 million at December 31, 2010, which is included in current assets on the Company’s Consolidated Balance Sheet and was paid to the Company during the year ended December 31, 2011.

14. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Effective for the fourth quarter of 2011, the composition and description of the Company’s two reportable segments was changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter and reflects the way the Company and its Chief Operating Decision Maker (“CODM”) currently approaches the market and analyzes operating performance. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, ETF sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; and 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Trading Solutions

The Trading Solutions segment provides customers worldwide with services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reportable segment financial information is as follows (in thousands):

	Successor		Successor		Predecessor
	Year Ended December 31,		Period from July 30 through December 31,		Period from January 1 through July 29,		Year Ended December 31,
	2011	%	2010	%	2010	%	2009	%
Revenue (a):
Pricing and Reference Data	$591,920	68%	$235,655	69%	$312,859	69%	$532,541	70%
Trading Solutions	275,803	32%	106,446	31%	141,685	31%	224,677	30%

Total	$867,723	100%	$342,101	100%	$454,544	100%	$757,218	100%

Income (loss) from operations (b):
Pricing and Reference Data	$329,871	324%	$113,145	(243)%	$167,928	425%	$292,800	141%
Trading Solutions	47,962	47%	6,724	(14)%	18,856	48%	42,812	21%
Corporate and unallocated (c)	(276,115)	(271)%	(166,440)	357%	(147,305)	(373)%	(127,863)	(62)%

Total	$101,718	100%	$(46,571)	100%	$39,479	100%	$207,749	100%

	Successor As of December 31,		Successor As of December 31,
	2011	%	2010	%
Identifiable assets:
Pricing and Reference Data	$3,602,492	88%	$3,631,163	88%
Trading Solutions	339,965	8%	352,978	8%
Corporate and unallocated (d)	151,214	4%	149,736	4%

Total	$4,093,671	100%	$4,133,877	100%

The following table reconciles income (loss) from operations to (loss) income before income taxes and noncontrolling interest for the periods below:

	Successor		Predecessor
(In thousands)	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2011	2010	2010	2009

Income (loss) from operations (b):	$101,718	$(46,571)	$39,479	$207,749
Interest (expense) income (net)	(157,120)	(78,364)	760	1,680
Other (expense) income (net)	(3,719)	321	249	139
Loss on extinguishment of debt	(25,450)	—	—	—

(Loss) income before income taxes	$(84,571)	$(124,614)	$40,488	$209,568

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	(Loss) Income from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and noncontrolling interests.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

The following table presents the Company’s revenue by product areas for the periods below:

	Successor		Successor		Predecessor
	Year Ended December 31,		Period from July 30 through December 31,		Period from January 1 through July 29,		Year Ended December 31,
	2011	%	2010	%	2010	%	2009	%
(In thousands)
Pricing and Reference Data	$591,920	68%	$235,655	69%	$312,859	69%	$532,541	70%
Real-Time Feeds and Trading Infrastructure	$114,300	13%	$40,075	12%	$51,815	11%	$78,243	11%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Successor		Predecessor
	Year Ended December 31,		Period from July 30 through December 31,		Period from January 1 through July 29,		Year Ended December 31,
	2011	%	2010	%	2010	%	2009	%
Hosted Web Applications and Workstations	$161,503	19%	$66,371	19%	$89,870	20%	$146,434	19%

Total	$867,723	100%	$342,101	100%	$454,544	100%	$757,218	100%

The Company does not have the capability to separately track revenues for its evaluated pricing and reference data services which collectively represent 94.1% of the Pricing and Reference Data segment total revenue; therefore, revenue information for this segment is presented on a consolidated basis. Within the Trading Solutions segment, revenues are presented based on groupings of similar products.

Reportable segment information for capital additions and depreciation expense is as follows for the periods below:

Capital Additions:	Successor		Predecessor
(In thousands)	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2011	2010	2010	2009

Pricing and Reference Data	$19,581	$5,677	$9,355	$16,230
Trading Solutions	21,200	9,079	13,938	17,467
Corporate and unallocated	9,479	3,209	3,102	9,132

Total	$50,260	$17,965	$26,395	$42,829

Depreciation:	Successor		Predecessor
(In thousands)	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2011	2010	2010	2009

Pricing and Reference Data	$13,084	$5,557	$7,154	$10,696
Trading Solutions	19,517	6,930	10,400	14,120
Corporate and unallocated	6,790	3,475	4,950	6,984

Total	$39,391	$15,962	$22,504	$31,800

The Company’s distribution by major geographic region of revenue and long-lived assets is as follows for the periods below:

	Successor		Predecessor
(In thousands)	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2011	2010	2010	2009
Revenue (a):
United States	$596,836	$236,050	$313,635	$522,480
United Kingdom	88,688	34,210	45,454	75,722
All other European countries	126,891	51,315	68,182	113,583
Asia Pacific	42,699	17,105	22,727	37,861
Rest of World	12,609	3,421	4,546	7,572

Total	$867,723	$342,101	$454,544	$757,218

(In thousands)	As of December 31,	As of December 31,	As of December 31,
	2011	2010	2009
Long-lived assets:
United States	$2,723,355	$2,863,599	$584,292
United Kingdom	589,793	620,711	114,390
All other European countries	149,949	164,530	103,088
Asia Pacific	174,223	177,349	36,687

Total	$3,637,320	$3,826,189	$838,457

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) for the year ended December 31, 2011 and 2009 and the periods January 1 through July 29, 2010 and July 30 through December 31, 2010 are as follows:

Predecessor

	Unrealized (Loss) Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive (Loss) Income
December 31, 2008	$(78)	$(17,252)	$(5,274)	$—	$(22,604)
Year ended December 31, 2009 other comprehensive income	713	23,855	2,113	—	26,681

Balance, December 31, 2009	$635	$6,603	$(3,161)	$—	$4,077

Period from January 1, 2010 through July 29, 2010 other comprehensive income (loss)	22	(15,230)	(18)	—	(15,226)

Balance, July 29, 2010	$657	$(8,627)	$(3,179)	$—	$(11,149)

Successor

	Unrealized Gain (Loss) on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
July 30, 2010	$—	$—	$—	$—	$—
Period from July 30, 2010 through December 31, 2010 other comprehensive income (loss)	345	18,780	(243)	737	19,619

Balance, December 31, 2010	$345	$18,780	$(243)	$737	$19,619

Year ended December 31, 2011 other comprehensive (loss) income	(100)	(6,862)	331	(2,848)	(9,479)

Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140

The tax impact on the components of accumulated other comprehensive income (loss) were as follows (in thousands):

Successor	Year Ended December 31, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(169)	$69	$(100)
Foreign currency translation adjustments	(6,862)	—	(6,862)
Pension adjustments	858	(258)	600
Less reclassification adjustment for amortization of pension costs included in net income	(385)	116	(269)
Change in value of hedged interest rate caps	(5,178)	2,107	(3,071)
Less reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total accumulated other comprehensive loss	$(11,360)	$1,881	$(9,479)

Successor	Period from July 30 through December 31, 2010
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$582	$(237)	$345
Foreign currency translation adjustments	18,780	—	18,780
Pension adjustments	(200)	(43)	(243)
Change in value of hedged interest rate caps	1,242	(505)	737

Total accumulated other comprehensive income	$20,404	$(785)	$19,619

Predecessor	Period from January 1 through July 29, 2010
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$22	$—	$22
Foreign currency translation adjustments	(15,230)	—	(15,230)
Pension adjustments	(22)	4	(18)

Total accumulated other comprehensive loss	$(15,230)	$4	$(15,226)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Predecessor	Year Ended December 31, 2009
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$1,127	$(414)	$713
Foreign currency translation adjustments	23,855	—	23,855
Pension adjustments	(30)	2,143	2,113

Total accumulated other comprehensive income	$24,952	$1,729	$26,681

16. Fair Value Measurements

The fair value hierarchy prioritizes the inputs used to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of December 31:

	$4,7110	$4,7110	$4,7110	$4,7110
	December 31, 2011
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Other (1)	$4,711	$—	$—	$4,711

Interest Rate Cap – Derivative (2)	—	583	—	583

Total Assets	$4,711	$583	$—	$5,294

	$4,71101	$4,71101	$4,71101	$4,71101

	December 31, 2011
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$4,711	$—	$—	$4,711
Contingent Consideration (3)	—	—	5,100	5,100

Total Liabilities	$4,711	$—	$5,100	$9,811

	$4,711.	$4,711.	$4,711.	$4,711.

	December 31, 2010
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Other (1)	$6,261	$—	$—	$6,261

Interest Rate Cap – Derivative (2)	—	5,761	—	5,761

Total Assets	$6,261	$5,761	$—	$12,022

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	$4,711.	$4,711.	$4,711.	$4,711.
	December 31, 2010
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$6,261	$—	$—	$6,261
Contingent Consideration (3)	—	—	6,500	6,500

Total Liabilities	$6,261	$—	$6,500	$12,761

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s interest rate cap derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts. Derivative instruments are included in Other assets, within the Company’s Consolidated Balance Sheets at December 31, 2011 and December 31, 2010. Refer to Note 18, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the long-term portion of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Other liabilities on the Consolidated Balance Sheet at December 31, 2011 and 2010. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

Earn-Out
Balance, December 31, 2010	$6,500
Increase in FMV	3,100
Transfers out of Level 3 to current liabilities	(4,500)

Balance, December 31, 2011	$5,100

At December 31, 2011, the current portion of the Earn-Out is $4.8 million and is included in Accrued liabilities on the Consolidated Balance Sheet. This amount is deemed to approximate its fair value as it is calculated using observable inputs and is expected to be paid early in 2012.

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions and money market fund accounts. The carrying value of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, approximate their fair value because of the short maturity of these instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 which bear interest at a fixed rate differ from their fair values as follows:

	December 31, 2011
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$770,665

(1)	Excludes original issue discount.

The fair value of the Senior Notes due 2018 is based on market based information available from public sources.

17. Noncontrolling Interest

On December 16, 2010, the Company purchased the remaining 10% of the outstanding equity (or 400 common shares) related to its December 2008 acquisition of Japan-based NTT DATA Financial, or NDF, from the remaining stockholder (noncontrolling interest) at a total purchase price of JPY 302.0 million (or approximately $3.6 million at the currency exchange rate on the date of acquisition).

The following table provides a summary that shows the effects of changes in the Company’s ownership interest in NDF on the equity attributable to the Company for the following periods in the years 2010 and 2009:

	Successor	Predecessor
(In thousands, except per share amounts)	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	Year Ended December 31, 2009

Net (loss) income attributable to Interactive Data Corporation	$(94,263)	$22,474	$141,234
Transfers (to) from the noncontrolling interest:
Decrease in Interactive Data Corporations’ paid-in-capital for purchase of 400 NDF common shares (10%)	—	—	(2,651)

Net transfers to noncontrolling interest	—	—	(2,651)

Change from net income (loss) attributable to Interactive Data Corporation and transfers to noncontrolling interest	$(94,263)	$22,474	$138,583

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no non-controlling interest in the year ended December 31, 2011.

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

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and as part of the refinancing of the Company’s Senior Secured Credit Facilities discussed in Note 16, the Company reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700.0 million of principal payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575.0 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450.0 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of December 31, 2011 and December 31, 2010, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.6 million and $5.8 million at December 31, 2011 and December 31, 2010, respectively, and is included in Other Assets on the Company’s Consolidated Balance Sheets. Refer to Note 16 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the loss recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	Successor	Successor
		December 31, 2011	December 31, 2010
Assets:
Derivative instruments designated as a cash flow hedge:

Interest rate cap contracts	Other Assets	$583	$5,761

	Successor		Predecessor
(In thousands, except per share amounts)	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,	Year Ended December 31,
	2011	2010	2010	2009
Amount of (loss) income recognized in other comprehensive income, net of taxes:

Interest rate caps	$(2,848)	$737	$—	$—

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, $0.4 million was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.6 million from AOCI to the Consolidated Statement of Operations in the next twelve months. No amounts related to the derivative financial instruments were reclassified from AOCI to the Consolidated Statements of Operations for any periods prior to the year ended December 31, 2011.

19. Debt

Prior to the Merger, the Company had no debt.

Senior Secured Credit Facilities

On July 29, 2010, in connection with the Merger, the Company entered into a credit agreement (the “Senior Secured Credit Facilities”) that provided $1.5 billion of Senior Secured Credit Facilities including:

•	a Term Loan Facility (the “July 2010 Term Loan Facility”) in an aggregate principal amount of $1.330 billion with a term of six and one half years due January 2017; and

•

a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in US dollars, Euros and British Pounds with a term of five years expiring July 2015.

On February 11, 2011, the Company completed a refinancing of its July 2010 Term Loan Facility through an amendment to the credit agreement (the “February 2011 Term Loan Facility”). The amendment provides for, among other things, the following:

•

a reduction of the Term Loan Facility LIBOR borrowing rate from LIBOR plus 5.0% to LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

•	a reduction in the Term Loan Facility LIBOR floor from 1.75% to 1.25%,

•	an extension of the maturity date of Term Loan Facility to February 11, 2018,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2011, and

•	an increase in the principal amount of the Term Loan Facility to $1.345 billion.

As of the date of the refinancing, the Company’s outstanding borrowings under the July 2010 Term Loan Facility were $1.3 billion. The Company has determined that the refinancing resulted in a modification of approximately $1.0 billion of the outstanding balance due and an extinguishment of approximately $278.2 million of the outstanding balance due.

Prior to the refinancing, the Company had debt financing costs and original issue discount (“OID”) of $44.7 million and $36.6 million, respectively, recorded in its Consolidated Balance Sheet related to the July 2010 Term Loan Facility. The debt financing costs were included within “Deferred financing cost, net” and the OID was included within “Borrowings, net of current portion and original issue discount” and both balances were being amortized as non-cash interest expense over the remaining term of the July 2010 Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing of the July 2010 Term Loan Facility, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders were expensed as loss on extinguishment of debt during the year ended December 31, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

As a result of the February 2011 refinancing, the Company recorded a $25.5 million charge in its Consolidated Statement of Operations as an extinguishment of debt for the year ended December 31, 2011. This charge included $9.4 million of legacy debt financing costs, $7.7 million of legacy OID and $8.4 million of costs incurred as part of the refinancing process comprised of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the Company has recorded debt financing costs of $38.3 million in its Consolidated Balance Sheet within “Deferred financing costs, net”, and $34.3 million comprised of early payment fees paid to lenders and OID included within “Borrowings, net of current portion and original issue discount”. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the year ended December 31, 2011 and the period from July 30, 2010 through December 31, 2010 was approximately $13.1 million and $6.5 million, respectively, and is recorded as interest expense in the Company’s Consolidated Statements of Operations.

During the year ended December 31, 2011 and the period from July 30, 2010 through December 31, 2010, the Company recorded and paid interest on the Term Loan Facility of $66.2 million and $38.6 million, respectively. During the year ended December 31, 2011 and the period from July 30 2010 through December 31, 2010, the Company recorded and paid commitment fees on the Revolving Credit Facility of $1.2 million and $0.2 million, respectively.

The Revolving Credit Facility includes $40.0 million of borrowing capacity available for letters of credit and $30.0 million for borrowings on same-day notice. As of December 31, 2011 and December 31, 2010, the Company had $4.5 million of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced by 25 basis points subject to the Company attaining a leverage ratio of 5.0 to 1.0. Interest on the amount drawn and the commitment fee on the unutilized portion is payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During the year ended December 31, 2011 and the period from July 30, 2010 through December 31, 2010, the Company recorded and paid commitment fees on letters of credit of $0.2 million and less than $0.1 million, respectively.

Borrowings under the February 2011 Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 3.50% or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. The highest of the three rates in (b) was 5.75% for the three months ended December 31, 2011. Since the inception of the loan the Company has elected the three-month LIBOR rate which at December 31, 2011, was 4.50%, comprised of a LIBOR floor of 1.25% and applicable margin of 3.25%. As noted below, the Company designated as accounting hedges three interest rate caps related to the July 2010 and February 2011 Term Loan Facilities with notional amounts of up to $700.0 million. Refer to Note 18, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the February 2011 Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan in the amount of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the year ended December 31, 2011, the Company made principal payments totaling of $10.1 million related to the Term Loan Facility.

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

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of debt. Determination of these annual prepayment amounts is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow prepayment requirement is for the fiscal year ended December 31, 2011, and payment is due 90 days from that date. The amount determined to be payable as an excess cash flow payment at December 31, 2011 is $43.0 million and has accordingly been reflected as current as of December 31, 2011 in the Company’s Consolidated Balance Sheet.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase its capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The Senior Secured Credit Facilities also require the Company to maintain a maximum senior secured debt leverage ratio and a minimum cash interest coverage ratio, and contain other customary affirmative covenants and events of default.

In addition, beginning with the Company’s quarter ended December 31, 2010, under the Senior Secured Credit Facilities, the Company is required to maintain and report quarterly to the lenders the following financial covenants:

•	A minimum cash interest coverage ratio; and

•	A maximum net total leverage ratio.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of all amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

As of December 31, 2011 and December 31, 2010, the Company was in compliance with its covenants.

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

Each subsidiary guarantee ranks senior in right of payment to all future subordinated indebtedness of the subsidiary guarantor; ranks equally in right of payment with all existing and future senior indebtedness of the subsidiary guarantor; is effectively subordinated in right of payment to all existing and future secured obligations of the subsidiary guarantors, including their guarantee of indebtedness under the Company’s Senior Secured Credit Facilities, to the extent of the value of the assets securing such indebtedness; and is effectively subordinated in right of payment to all existing and future indebtedness and other liabilities, including trade payables, of any subsidiary that is not also a guarantor of the Senior Notes. Any subsidiary guarantee of the Senior Notes will be released in the event such guarantee is released under the Senior Secured Credit Facilities. The Senior Notes are unsecured, and, as such, no assets are pledged for this agreement.

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. As of December 31, 2011, the Company has made interest payments on its Senior Notes of $72.1 million. No interest payments on the Senior Notes were made in the period from July 30 2010 through December 31, 2010.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of December 31, 2011 and December 31, 2010. This call feature is being marked to market over the period it is active.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and December 31, 2010, the Company was in compliance with its covenants.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred Financing Costs on the Consolidated Balance Sheets, net of amortization, for the year ended December 31, 2011 and for the period from July 30, 2010 through December 31, 2010. These costs are being amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

At December 31, 2011 and December 31, 2010, the Company had $29.9 million and $30.3 million of unpaid interest on the Senior Notes accrued in its Consolidated Balance Sheets, respectively. During the year ended December 31, 2011, the Company recorded $4.6 million of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Consolidated Statement of Operations. During the period from July 30, 2010 through December 31, 2010, the Company recorded $1.9 million of amortized interest expense related to the capitalized debt financing costs and debt discount accretion.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Exchange Offer

On May 9, 2011, the Company filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Senior Notes. The registration statement was declared effective on June 9, 2011 and on the same day the Company launched an exchange offer whereby the Company offered to exchange new registered 10 1/4% senior notes due 2018 (“Exchange Notes”) for all of the outstanding unregistered Senior Notes. The terms of the Exchange Notes are substantially identical to those of the Senior Notes, except the Exchange Notes are registered under the Securities Act 1933, as amended. The Exchange Notes evidence the same debt as the Senior Notes, and are entitled to the benefits of the Indenture governing the Senior Notes. The Company did not and will not receive any proceeds from the exchange offer. The Senior Notes and the Exchange Notes are now interchangeably referred to as the “Senior Notes”. On July 8, 2011, the exchange offer closed having exchanged 100% of the original Senior Notes. On July 14, 2011, the exchange occurred and the Company issued the Exchange Notes. There is no established market for the Exchange Notes and the Company does not intend to apply for a listing of the Exchange Notes on any securities exchange or market quotation system.

Total borrowings consisted of the following at December 31:

(in thousands)	Successor	Successor
	December 31, 2011	December 31, 2010

Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	56,417	10,088

Net Short-Term Debt:	$56,417	$10,088

Long-Term Debt:
Term Loan Facility	$1,278,495	$1,313,262
Senior Notes	700,000	700,000
Less Original Issue Discount – Term Loan	(34,278)	(37,298)
Less Original Issue Discount – Senior Notes	(14,433)	(16,599)

Net Long-Term Debt	$1,929,784	$1,959,365

The future minimum principal payment obligations due per the Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2012	$56,417
2013	$13,450
2014	$13,450
2015	$13,450
2016	$13,450
2017 and thereafter	$1,924,695

Total	$2,034,912

20. Capitalized Software

During the year ended December 31, 2011, the Company recorded a cumulative adjustment to capitalize costs associated with an ongoing development project that previously had not been capitalized. The costs had not been capitalized previously based on a determination that the technology would be made obsolete upon completion of certain other technologies under development (“replacement technologies”) and scheduled to be completed by June 30, 2012. Current year analysis of the status of the replacement technologies resulted in an 18 month extension of both the replacement technologies completion date and the useful lives of technologies to be replaced, to December 31, 2013. As a result, Management made a determination to capitalize the costs of this ongoing development project and recorded a cumulative adjustment of $1.0 million in the Company’s consolidated balance sheet and consolidated statement of operations during the third quarter of 2011. Refer to Note 6 for additional information.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of December 31, 2011 up through the issuance of these consolidated financial statements.

22. Guarantor Subsidiaries

On July 29, 2010, in connection with the Merger, the Company issued $700.0 million aggregate principal amount of Senior Notes as described in Note 19. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facilities described in Note 19 (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 19.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the condensed consolidating balance sheets as of December 31, 2011 and 2010 (Successor), the condensed consolidating statements of operations for the years ended December 31, 2011 (Successor) and 2009 (Predecessor) and the periods July 30, 2010 through December 31, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), and the condensed consolidating statements of cash flows for the years ended December 31, 2011 (Successor) and 2009 (Predecessor) and the periods July 30, 2010 through December 31, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$86,809	$522,548	$331,608	$(73,242)	$867,723
COSTS AND EXPENSES:
Cost of services	38,499	153,468	111,194	(9,689)	293,472
Selling, general and administrative	76,707	118,358	126,544	(63,544)	258,065
Depreciation	10,878	18,609	9,904	—	39,391
Amortization	14,110	110,650	50,317	—	175,077

Total costs and expenses	140,194	401,085	297,959	(73,233)	766,005

(LOSS) INCOME FROM OPERATIONS	(53,385)	121,463	33,649	(9)	101,718
Interest expense, net	(156,326)	(262)	(532)	—	(157,120)
Other income (expense), net	1,049,424	1,045,346	23,100	(2,121,589)	(3,719)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

INCOME (LOSS) BEFORE INCOME TAXES	814,263	1,166,547	56,217	(2,121,598)	(84,571)
Income tax (benefit) expense	(526,227)	474,785	(3,813)	—	(55,255)
Equity earnings of subsidiaries, net of taxes	751,792	—	—	(751,792)	—

NET INCOME (LOSS)	$2,092,282	$691,762	$60,030	$(2,873,390)	$(29,316)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

PERIOD FROM JULY 30 THROUGH DECEMBER 31, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$36,359	$205,449	$128,659	$(28,366)	$342,101
COSTS AND EXPENSES:
Cost of services	13,936	61,288	45,134	(5,182)	115,176
Selling, general and administrative	32,582	62,824	52,185	(23,182)	124,409
Merger Costs	62,476	3,400	1,382	—	67,258
Depreciation	4,284	7,723	3,955	—	15,962
Amortization	6,655	40,447	18,765	—	65,867

Total costs and expenses	119,933	175,682	121,421	(28,364)	388,672

(LOSS) INCOME FROM OPERATIONS	(83,574)	29,767	7,238	(2)	(46,571)
Interest (expense) income, net	(77,514)	(985)	135	—	(78,364)
Other income, net	82	179,969	149,083	(328,813)	321

(LOSS) INCOME BEFORE INCOME TAXES	(161,006)	208,751	156,456	(328,815)	(124,614)
Income tax (benefit) expense	(116,886)	84,962	1,573	—	(30,351)
Equity earnings of subsidiaries, net of taxes	278,672	—	—	(278,672)	—

NET INCOME (LOSS)	$234,552	$123,789	$154,883	$(607,487)	$(94,263)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

PERIOD FROM JANUARY 1 THROUGH JULY 29, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$85,456	$271,484	$164,043	$(66,439)	$454,544
COSTS AND EXPENSES:
Cost of services	27,463	84,013	55,222	(4,799)	161,899
Selling, general and administrative	53,217	95,258	65,320	(55,585)	158,210
Merger Costs	52,021	—	713	—	52,734
Depreciation	7,915	10,576	4,013	—	22,504
Amortization	4,259	11,237	4,222	—	19,718

Total costs and expenses	144,875	201,084	129,490	(60,384)	415,065

(LOSS) INCOME FROM OPERATIONS	(59,419)	70,400	34,553	(6,055)	39,479
Interest income (expense), net	1,284	(1,043)	495	24	760
Other income, net	3,203	6,566	8,178	(17,698)	249

(LOSS) INCOME BEFORE INCOME TAXES	(54,932)	75,923	43,226	(23,729)	40,488
Income tax (benefit) expense	(18,537)	30,901	5,650	—	18,014
Equity earnings of subsidiaries, net of taxes	82,598	—	—	(82,598)	—

NET INCOME	$46,203	$45,022	$37,576	$(106,327)	$22,474

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$137,233	$435,751	$287,006	$(102,772)	$757,218
COSTS AND EXPENSES:
Cost of services	37,211	123,968	103,989	(15,063)	250,105
Selling, general and administrative	70,392	139,814	113,330	(86,495)	237,041
Depreciation	12,009	14,526	5,265	—	31,800
Amortization	7,351	15,709	7,463	—	30,523

Total costs and expenses	126,963	294,017	230,047	(101,558)	549,469

INCOME FROM OPERATIONS	10,270	141,734	56,959	(1,214)	207,749
Interest income (expense), net	2,377	(1,379)	682	—	1,680
Other income, net	111	12	264	(248)	139

INCOME BEFORE INCOME TAXES	12,758	140,367	57,905	(1,462)	209,568
Income tax expense	1,835	57,129	9,198	—	68,162
Equity earnings of subsidiaries, net of taxes	131,773	—	—	(131,773)	—

NET INCOME	142,696	83,238	48,707	(133,235)	141,406
Less Net income attributable to noncontrolling interest	—	—	(172)	—	(172)

NET INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$142,696	$83,238	$48,535	$(133,235)	$141,234

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET INCOME (LOSS)	$2,092,282	$691,762	$60,030	$(2,873,390)	$(29,316)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(100)	—	—	—	(100)
Foreign currency translation adjustments	119	—	(13,305)	6,324	(6,862)
Pension adjustment, net of tax	—	—	600	—	600
Less reclassification adjustment for amortization of pension costs included in net income	—	—	(269)	—	(269)
Change in value of hedged interest rate caps, net of tax	(3,071)	—	—	—	(3,071)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223				223

Total other comprehensive loss, net of tax	(2,829)	—	(12,974)	6,324	(9,479)

COMPREHENSIVE INCOME (LOSS)	$2,089,453	$691,762	$47,056	$(2,867,066)	$(38,795)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

PERIOD FROM JULY 30 THROUGH DECEMBER 31, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET INCOME (LOSS)	$234,552	$123,789	$154,883	$(607,487)	$(94,263)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	345	—	—	—	345
Foreign currency translation adjustments	8,887	(728)	(65,425)	76,046	18,780
Pension adjustment, net of tax	—	—	(243)	—	(243)
Change in value of hedged interest rate caps, net of tax	737	—	—	—	737

Total other comprehensive income (loss), net of tax	9,969	(728)	(65,668)	76,046	19,619

COMPREHENSIVE INCOME (LOSS)	$244,521	$123,061	$89,215	$(531,441)	$(74,644)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

PERIOD FROM JANUARY 1 THROUGH JULY 29, 2010

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET INCOME	$46,203	$45,022	$37,576	$(106,327)	$22,474

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities, net of tax	41	(19)	—	—	22
Foreign currency translation adjustments	—	—	(38,592)	23,362	(15,230)
Pension adjustment, net of tax	77	—	(95)	—	(18)

Total other comprehensive income (loss), net of tax	118	(19)	(38,687)	23,362	(15,226)

COMPREHENSIVE INCOME (LOSS)	$46,321	$45,003	$(1,111)	$(82,965)	$7,248

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2009

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

NET INCOME	$142,696	$83,238	$48,707	$(133,235)	$141,406

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities, net of tax	737	(24)	—	—	713
Foreign currency translation adjustments	793	669	82,143	(59,750)	23,855
Pension adjustment, net of tax	2,018	—	95	—	2,113

Total other comprehensive income, net of tax	3,548	645	82,238	(59,750)	26,681

COMPREHENSIVE INCOME	146,244	83,883	130,945	(192,985)	168,087

Less: Comprehensive income attributable to noncontrolling interest	—	—	(172)	—	(172)

COMPREHENSIVE INCOME ATTRIBUTABLE TO INTERACTIVE DATA CORPORATION	$146,244	$83,883	$130,773	$(192,985)	$167,915

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$284	$117,468	$144,400	$—	$262,152
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,764	79,523	29,961	—	118,248
Due from affiliate	10,309	397,121	324,783	(732,213)	—
Prepaid expenses and other current assets	9,288	6,384	11,747	—	27,419
Income tax receivable	854	5,243	154	—	6,251
Deferred income taxes	4,584	28,160	9,537	—	42,281

Total current assets	34,083	633,899	520,582	(732,213)	456,351

Property and equipment, net	45,500	45,178	31,611	—	122,289
Goodwill	147,341	1,064,133	425,652	—	1,637,126
Intangible assets, net	82,298	1,239,607	496,212	—	1,818,117
Deferred financing costs, net	54,478	—	—	—	54,478
Other assets	1,172	1,648	2,095	395	5,310

Investment in Subsidiaries	3,423,531	384,944	1,305,634	(5,114,109)	—

Total Assets	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$255	$10,271	$7,385	$—	$17,911
Accrued liabilities	31,956	30,289	26,969	—	89,214
Payables to affiliates	396,617	—	335,108	(731,725)	—
Borrowings, current	56,417	—	—	—	56,417
Interest payable	30,523	61	—	—	30,584
Income taxes payable	557	3,420	3,031	—	7,008
Deferred revenue	7,942	5,538	11,464	—	24,944

Total current liabilities	524,267	49,579	383,957	(731,725)	226,078

Income taxes payable	1,276	7,836	1,794	—	10,906
Deferred tax liabilities	73,227	449,821	124,042	—	647,090
Other liabilities	39,944	8,169	11,795	—	59,908
Borrowings, net of current portion and original issue discount	1,929,784	—	—	—	1,929,784

Total Liabilities	2,568,498	515,405	521,588	(731,725)	2,873,766

Total Stockholders’ Equity	1,219,905	2,854,004	2,260,198	(5,114,202)	1,219,905

Total Liabilities and Equity	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2011

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by operating activities	$12,661	$87,265	$88,284	$177	$188,387

Cash flows from investing activities:
Purchase of property and equipment	(15,300)	(17,307)	(17,653)	—	(50,260)
Business acquisitions, net of acquired cash	—	—	53	—	53

Net cash used in investing activities	(15,300)	(17,307)	(17,600)	—	(50,207)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,358	—	—	—	1,358
Principal payments on long-term debt	(10,088)	—	—	—	(10,088)
Proceeds from issuance of parent company common stock and capital contributions	11,850	—	—	—	11,850
Payment of interest rate cap	(415)	—	—	—	(415)

Net cash provided by financing activities	2,705	—	—	—	2,705

Effect of change in exchange rates on cash and cash equivalents	—	—	(2,260)	(177)	(2,437)

NET INCREASE IN CASH AND CASH EQUIVALENTS	66	69,958	68,424	—	138,448

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$117,468	$144,400	$—	$262,152

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

PERIOD FROM JULY 30 THROUGH DECEMBER 31, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$136,315	$(128,769)	$33,905	$(21,126)	$20,325

Cash flows from investing activities:
Purchase of property and equipment	(5,599)	(7,495)	(5,341)	470	(17,965)
Business acquisitions, net of acquired cash	—	—	(5,943)	—	(5,943)
Acquisition of Interactive Data Corporation and Subsidiaries	(3,374,155)	—	—	—	(3,374,155)

Net cash used in investing activities	(3,379,754)	(7,495)	(11,284)	470	(3,398,063)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,897,617	—	—	—	1,897,617
Principal payments on long-term debt	(8,650)	—	—	—	(8,650)
Other equity plan related	—	—	35	(35)	—
Borrowings under credit facility	2,000	—	—	—	2,000
Repayments under credit facility	(2,000)	—	—	—	(2,000)
Equity contribution from the parent	1,353,969	—	—	—	1,353,969

Net cash provided by financing activities	3,242,936	—	35	(35)	3,242,936

Effect of change in exchange rates on cash and cash equivalents	460	—	(19,365)	20,691	1,786

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43)	(136,264)	3,291	—	(133,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	261	183,774	72,685	—	256,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218	$47,510	$75,976	$—	$123,704

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)

PERIOD FROM JANUARY 1 THROUGH JULY 29, 2010

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,503)	$77,317	$(56,621)	$(7,703)	$3,490

Cash flows from investing activities:
Purchase of property and equipment	(3,590)	(13,013)	(7,066)	(2,726)	(26,395)
Business acquisitions, net of acquired cash	—	(29,923)	—	—	(29,923)
Purchased and proceeds of marketable securities, net	—	95,292	—	—	95,292

Net cash (used in) provided by investing activities	(3,590)	52,356	(7,066)	(2,726)	38,974

Cash flows from financing activities:
Common stock cash dividend paid	(18,964)	—	—	—	(18,964)
Other equity plan related	32,022	—	—	—	32,022

Net cash provided by financing activities	13,058	—	—	—	13,058

Effect of change in exchange rates on cash and cash equivalents	41	9,749	(28,967)	10,429	(8,748)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	139,422	(92,654)	—	46,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	44,352	165,339	—	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261	$183,774	$72,685	$—	$256,720

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)

YEAR ENDED DECEMBER 31, 2009

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by operating activities	$81,714	$55,956	$66,331	$4,133	$208,134

Cash flows from investing activities:
Purchase of property and equipment	(5,441)	(30,850)	(9,453)	2,915	(42,829)
Business acquisitions, net of acquired cash	—	(13,500)	(3,231)	—	(16,731)
Purchased and proceeds of marketable securities, net	—	(23,433)	—	—	(23,433)

Net cash used in investing activities	(5,441)	(67,783)	(12,684)	2,915	(82,993)

Cash flows from financing activities:
Purchase of treasury stock	(30,670)	—	—	—	(30,670)
Common stock cash dividend paid	(75,273)	—	—	—	(75,273)
Other equity plan related	26,147	—	—	—	26,147

Net cash used in financing activities	(79,796)	—	—	—	(79,796)

Effect of change in exchange rates on cash and cash equivalents	3,480	567	13,440	(7,048)	10,439

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43)	(11,260)	67,087	—	55,784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	55,612	98,252	—	154,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255	$44,352	$165,339	$—	$209,946

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2011. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended Successor
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011 (3)	Year Ended December 31, 2011 (1)(3)
Revenue	$211,456	$216,344	$217,850	$222,073	$867,723
Total costs and expenses	193,951	196,141	187,075	188,838	766,005
Income from operations	17,505	20,203	30,775	33,235	101,718
Interest expense, net	(41,897)	(38,738)	(38,390)	(38,095)	(157,120)
Other (expense) income, net	(351)	(2,387)	30	(1,011)	(3,719)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)
Income tax benefit	(23,007)	(10,855)	(17,433)	(3,960)	(55,255)
Net (loss) income	$(27,186)	$(10,067)	$9,848	$(1,911)	$(29,316)

	Predecessor			Successor		Year Ended December 31, 2010 (1)
	Quarter ended, March 31, 2010	Quarter ended, June 30, 2010	Period from July 1, 2010 through July 29, 2010	Period from July 30, 2010 through September 30, 2010	Quarter ended, December 31, 2010
Revenue	$196,888	$193,970	$63,686	$134,261	$207,840	$796,645
Total costs and expenses (2)	152,430	158,434	104,201	179,660	209,012	803,737
Income (loss) from operations	44,458	35,536	(40,515)	(45,399)	(1,172)	(7,092)
Interest income (expense), net	267	337	156	(31,269)	(47,095)	(77,604)
Other income (expense), net	36	171	42	703	(382)	570
Income tax expense (benefit)	15,236	10,887	(8,109)	(27,703)	(2,648)	(12,337)
Net income (loss)	29,525	25,157	(32,208)	(48,262)	(46,001)	(71,789)
Net income (loss) attributable to Interactive Data Corporation	$29,525	$25,157	$(32,208)	$(48,262)	$(46,001)	$(71,789)
Net income per share – basic	$0.31	$0.26	N/A	N/A	N/A	$0.57
Net income per share – diluted	$0.30	$0.26	N/A	N/A	N/A	$0.56
Cash dividend declared per common share	$0.20	$—	N/A	N/A	N/A	$0.20

(1)	Year to date totals reflect data as reported and is not necessarily a summation of the quarterly data on this schedule.
(2)	Includes merger costs of $67.3 million and $52.7 million in the period from July 30, 2010 through December 31, 2010 and the period from January 1, 2010 through July 29, 2010, respectively.
(3)	During the year ended December 31, 2011, the Company recorded return to provision adjustments, the majority of which represented out-of-period corrections recorded in the Company’s fiscal fourth quarter.

Interactive Data Corporation and Subsidiaries

For the Year Ended December 31, 2011, the Periods from January 1, 2010 through July 29, 2010 and July 30, 2010 through December 31, 2010 and for the Year Ended December 31, 2009

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2011	$6,618	$11,385	$(22	)(B)	$12,829	$5,152
Period from July 30, 2010 through December 31, 2010	$8,376	$8,506	$18	(A)	$10,282	$6,618
Period from January 1, 2010 through July 29, 2010	$8,449	$11,577	$(120	)(A)	$11,530	$8,376
Year Ended December 31, 2009	$6,309	$17,019	$279	(A)	$15,158	$8,449

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustments associated with acquisitions.
(B)	Currency translation adjustments for foreign entities and general reserves for credits.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation allowance provided against deferred tax assets
Year Ended December 31, 2011	$1,040	$—	$—	$15	$1,025
Period from July 30, 2010 through December 31, 2010	$1,838	$—	$—	$798	$1,040
Period from January 1, 2010 through July 29, 2010	$7,275	$—	$—	$5,437	$1,838
Year Ended December 31, 2009	$10,018	$—	$—	$2,743	$7,275

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2011. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective, in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management, including the Company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors is presently fixed at nine persons, with eight persons currently serving as directors and one vacancy. Our directors are: Michael Bingle, Cary Davis, Sean Delehanty, James Neary, Joseph Osnoss, Andrew Prozes, Chandler Reedy and Mason Slaine. All directors hold office (subject to our by-laws) until their successors have been duly elected and qualified or until the director’s earlier resignation or removal.

Biographical information regarding our officers and directors is as follows:

Mason Slaine (58) is our president, chief executive officer and chairman of our Board. Mr. Slaine joined the company in August 2010 as executive chairman and was appointed president and chief executive officer in September 2010. From 2006 to 2011 Mr. Slaine served as Chairman of MLM Information Services, LLC, a leading vendor of corporate tax compliance software and services, which he founded in partnership with Warburg Pincus. From 1997 to 2004, Mr. Slaine served as Chairman and CEO of Information Holdings, Inc., an electronic publisher in the intellectual property and health care fields, which he founded in partnership with Warburg Pincus and which was listed on the New York Stock Exchange in 1998 and acquired by Thomson Reuters Corporation in 2004. From 1994 to 1996, he was President and CEO of Thomson Financial (formerly a division of Thomson Reuters Corporation) and held various positions at Thomson Financial from 1991 to 1993. From 1987 to 1991, he was Chairman and CEO of Securities Data Corporation, a leading financial market database, until its acquisition by Thomson Financial. From 1982 to 1986, Mr. Slaine was President and CEO of Dealers’ Digest, Inc. until its acquisition by Extel Financial Ltd. (a predecessor to Interactive Data Corporation). Mr. Slaine is a Senior Director and currently serves on the Audit and Compensation Committees of iParadigms LLC, a private company. Mr. Slaine graduated magna cum laude from Amherst College (AB) and earned his MBA at Harvard University.

Michael Bingle (39) has been a director since July 2010. Mr. Bingle joined Silver Lake in 2000 and is a Managing Partner and Managing Director. He has significant private equity investing experience in the technology and financial services industries. Prior to joining Silver Lake, Mr. Bingle was a principal at Apollo Advisors, L.P., where he evaluated and executed a variety of private equity investments. He previously worked as an investment banker in the Leveraged Finance Group of Goldman, Sachs & Co. Mr. Bingle serves on the boards of Gartner, Inc., Gerson Lehrman Group, Inc., IPC Systems, Inc., Mercury Payment Systems, LLC and Virtu Financial, LLC and on the board of Visitors of the Duke University School of Engineering. Previously Mr. Bingle was a director of Ameritrade Holding Corp., Datek Online Holdings, Inc. and Instinet, Inc. He holds a B.S.E. in Biomedical Engineering from Duke University.

Vincent Chippari (51) has served as senior vice president and chief financial officer since October 2010. Prior to joining Interactive Data, he served as chief financial officer of two private-equity backed pre-IPO technology businesses, FleetMatics Group and NameMedia, Inc. He was at Fleetmatics from January 2009 to October 2010 and NameMedia from August 2006 to January 2009. Before NameMedia, Mr. Chippari was employed by The Thomson Corporation (now Thomson Reuters). He was chief strategy officer of Thomson Healthcare, responsible for corporate strategy, mergers and acquisitions and business development from May 2005 to August 2006. Previous positions Mr. Chippari held at Thomson included senior vice president and chief financial officer of Thomson Business Information from 1990 to 1996. From 1998 to 2004, he was executive vice president and chief financial officer of Information Holdings Inc., a NYSE-listed information solutions business. Mr. Chippari began his career as an auditor at Price Waterhouse. He is a CPA and holds degrees from Bryant University (BSBA) and the University of Connecticut (MBA).

Emmanuel Doe (35) has served as president of our Trading Solutions Group since October 2011. In this role, Mr. Doe has global responsibility for the Company’s real-time data feeds, ultra low latency trading infrastructure services and various workstations. Prior to joining Interactive Data, he spent five years at Thomson Reuters as Global Business Manager responsible for its business in the high frequency trading market. His other experience includes serving as a director of research at International Data Corporation, as well as roles in business development and mergers and acquisitions at leading software and investment banking firms.

Cary J. Davis (45) has been a director since July 2010. Mr. Davis has been with Warburg Pincus since 1994 and is responsible for investments in the software and financial technology sectors. He received a B.A. in economics from Yale University and an M.B.A. from Harvard Business School. Prior to joining Warburg Pincus, he was executive assistant to Michael Dell at Dell Inc. and a consultant at McKinsey & Company. Mr. Davis is a director of Benchmark Solutions, and TradeCard, Inc. In addition, he has been involved in a number of prior investments including OpenVision Technologies, Inc. (merged with VERITAS Software Corporation) and BEA Systems, Inc. Mr. Davis has been an adjunct professor at the Columbia University Graduate School of Business. He is Chairman Emeritus of the Jewish Community House of Bensonhurst and a Trustee of the American Academy in Rome.

Sean Delehanty (34) has been a director since July 2010. Mr. Delehanty has been with Silver Lake since 2003 and is a Director. Prior to joining Silver Lake, Mr. Delehanty worked in the Investment Banking Group at Lehman Brothers Holdings Inc., where he focused on mergers and financings in the technology industry. Mr. Delehanty graduated from Duke University with a B.S.E. in Mechanical Engineering.

Alexander Goor (40) has served as our chief information officer since September 2010. Mr. Goor is a member of the Board of Directors of BondDesk Group LLC. From April 2005 to June 2007, he was co-chief executive officer and chief information officer of Instinet, Inc. Previously, he was president of Inet ATS, Inc., Instinet Group’s electronic marketplace subsidiary established in November 2003, and also supervised the merger between Instinet, LLC and Island Holding Company. Before joining Instinet, Mr. Goor was the chief strategy officer of Datek Online Holdings Corporation (DOHC). He was also president of Watcher Technologies, a DOHC technology development and licensing subsidiary catering to professional traders and before that was president of Datek Online Brokerage Services, the firm’s online brokerage subsidiary. Mr. Goor currently serves on the technology committee of New York Presbyterian Hospital and is a graduate of Columbia University.

Mark Hepsworth (52) has served as president, Pricing and Reference Data since September 2007. In this role, he is responsible for our Pricing and Reference Data business and our BondEdge Solutions business. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Jay Nadler (47) is our chief operating officer. Prior to joining Interactive Data in October 2010, he was president of MLM Information Services, a leading vendor of corporate tax compliance software and services, from 2005 to 2010. Prior to MLM, Mr. Nadler was employed by Information Holdings from 2000 to 2005 where he served in a variety of corporate roles, as well as president and CEO of several of the Company’s subsidiaries. Information Holdings was a NYSE-listed information vendor in the intellectual property, science, and health care fields. From 1988 to 2000, Mr. Nadler served in various roles at Thomson Financial (now Thomson Reuters), including president and chief executive officer of individual and multiple divisions. During this period, he managed businesses in a number of markets, including investment banking, investment management, investor relations, sales and trading, and wealth management. Mr. Nadler serves on the Executive Committee of iParadigms LLC, a private company. He holds a Bachelor’s degree from The Wharton School at the University of Pennsylvania.

James Neary (47) has been a director since July 2010. Mr. Neary has been with Warburg Pincus since 2000 and leads the firm’s late stage efforts in the technology and business services sectors. From 2000 to 2004, Mr. Neary led the firm’s Capital Markets activities. Previously, he was a managing director at Chase Securities and worked in the Leveraged Finance Group at Credit Suisse First Boston. Mr. Neary received a B.A. in economics and political science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar. He is the Chairman of EIG Investors Corp. Additionally, he is a director of Alert Global Media Holdings, LLC, Coyote Logistics Holdings, LLC, and Fidelity National Information Services, Inc. (formerly Metavante Technologies, Inc.). Mr. Neary is also on the Board of Trustees of The Brearley School in New York City and of Continuum Health Partners, which unites 6 New York area teaching hospitals, including Beth Israel, St. Luke’s and Roosevelt Hospital.

Joseph Osnoss (34) has been a director since August 2010. Mr. Osnoss joined Silver Lake in 2002 and is a Managing Director. Based in Silver Lake’s London office, he jointly oversees the firm’s large-scale investing activities across Europe, the Middle East and Africa. Prior to joining Silver Lake, Mr. Osnoss worked in investment banking at Goldman, Sachs & Co. where he focused on mergers and financings in the technology and telecommunications industries. He previously held positions at Coopers & Lybrand Consulting in France and at Bracebridge Capital, a fixed income arbitrage hedge fund. Mr. Osnoss graduated summa cum laude from Harvard College with an A.B. in Applied Mathematics-Economics and a citation in French language. He currently serves as a director on the boards of Mercury Payment Systems, Inc., Sabre Holdings Corporation and Virtu Financial LLC and previously served as a director of Instinet Incorporated.

Andrew Prozes (66) has been a director since May 2011. Mr. Prozes currently serves as Executive Chairman of Alert Global Media Holdings, LLC. Mr. Prozes joined Warburg Pincus in February 2011 as a Senior Advisor. Mr. Prozes served on the Board of Directors of Reed Elsevier plc and Reed Elsevier NV from 2000 until December, 2010 when he retired from Reed Elsevier. He also served as the Chief Executive Officer for Reed Elsevier’s LexisNexis Group from 2000 until 2010. Today, he serves on the boards of Interactive Data Corporation, Cott Corporation and Asset International Inc. Prior to joining Reed Elsevier, Mr. Prozes served as Executive Vice President and Chief Operating Officer of West Group, part of the Thomson Reuters Corporation from 1997 to 2000. Mr. Prozes is a past Chairman of The US Information Industry Association and has served on the boards of the Information Technology Association of Canada, the Canadian Newspaper Association, and the National Executive Service Corps. He is also a Board and Executive Committee Member of The Atlantic Council of the United States, and a Director of The Bruce Museum of Arts and Technology in Greenwich, Connecticut. Mr. Prozes joined Southam Inc in 1988, Canada’s largest newspaper company with over 50% of Canadian daily newspaper circulation at the time. As President, City Newspapers and New Media, Mr. Prozes had 13 daily newspapers reporting to him. He left Southam in 1996 upon Conrad Black acquiring majority control.

Chandler Joel Reedy (31) has been a director since August 2010. He joined Warburg Pincus since 2004 and focuses on investments in the technology, media and telecommunications, and consumer, industrial and services sectors. He received an A.B. cum laude in Economics from Harvard College. Prior to joining Warburg Pincus, he was with UBS Investment Bank in the Financial Sponsors and the Mergers and Acquisitions groups. He is a director of Coyote Logistics Holdings, LLC, EIG Investors Corp., Mission Motors Company and Multi-View, Inc.

Roger Sargeant (45) has served as managing director, international since September 2005. Roger Sargeant was previously managing director of Interactive Data (Europe). Prior to that, Mr. Sargeant served as managing director for the Company’s Pricing and Reference Data business in Europe for approximately three years. Mr. Sargeant joined the Company in 1990.

Carol Sweeney (59) is senior vice president and general counsel. She joined Interactive Data in 2003 as deputy general counsel. Prior to Interactive Data, Ms. Sweeney was first vice president, office of general counsel at Merrill Lynch. Ms. Sweeney held various other roles during her nearly 20 year career at Merrill Lynch, including senior counsel in Merrill Lynch’s corporate law department and director for their Y2K compliance program. Prior to joining Merrill Lynch, she worked in the Mayor’s Office of Economic Development in New York City and was an associate at the Proskauer Rose law firm. Ms. Sweeney is a graduate of New York University and New York Law School.

Board Composition and Governance

Our Board of Directors currently consists of eight directors. Our by-laws provide that our Board of Directors consist of between one and ten persons. The exact number of members on our Board of Directors is determined from time to time by resolution of a majority of our Board of Directors. On July 29, 2010, we completed a merger (the “Merger”) with Igloo Merger Corporation (“Merger Sub”) pursuant to the terms of the Agreement and Plan of Merger, dated May 3, 2010 (the “Merger Agreement”), by and among us, Merger Sub and Hg Investors LLC (“Hg LLC”). Following the Merger, Hg LLC merged with and into Igloo Intermediate Corporation (“Intermediate”). We were the surviving corporation in the Merger and as a result of the Merger, we are now wholly-owned by Intermediate, a direct subsidiary of Igloo Holdings Corporation (“Holdings”). Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”).

Following the consummation of the Merger, pursuant to the terms of the Merger Agreement, the then current directors of Merger Sub, Messrs. Bingle, Davis, Neary, and Delehanty became our directors, with the Company as the surviving corporation to the Merger. In August 2010, the size of our Board of Directors was expanded to eight members, and Messrs. D’Arcy, Osnoss, Reedy and Slaine were elected to the Company’s Board of Directors. In May 2011, the size of the Board was increased to nine persons and Mr. Prozes was appointed by the Board to serve as a director, with the consent of the Sponsors. Mr. D’Arcy resigned as a member of our Board of Directors effective on December 8, 2011 and ceased his employment with us effective December 31, 2011.

The Sponsors are party to a Shareholders Agreement that, among other things, contains agreements with respect to the composition of our Board of Directors as well as the board of directors of Holdings and Intermediate, stock ownership, voting and other matters and restrictions on the transfer of Holdings’ equity securities, including tag along and drag along rights, preemptive rights and rights of first offer. Pursuant to the Shareholders Agreement, each of our Sponsors has the right to nominate, and have nominated, three directors to serve on the Board of Directors. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions – Shareholders Agreement.” Because of these requirements, as well as because Holdings owns 100% of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

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

None of our directors (other than Mr. Slaine) currently holds any position with us. Except as disclosed elsewhere in this Annual Report, none of the directors or any of his affiliates (1) has a familial relationship with any of our directors or executive officers or (2) has been involved in any transactions with us or any of its directors, officers or affiliates that is required to be disclosed in this Annual Report pursuant to the rules and regulations of the SEC.

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

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, our Board focused primarily on the information discussed in each of the Board member’s and biographical information set forth above. Each of the Company’s directors possesses high ethical standards. Each is committed to employing their skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business endeavors, which further qualify them for service as members of our Board.

Each of the Directors appointed by our Sponsors was elected to the Board pursuant to the Shareholders Agreement. Pursuant to such agreement, Messrs. Bingle, Delehanty, and Osnoss were appointed to the Board as a consequence of their respective relationships with Silver Lake. Messrs. Davis, Neary, and Reedy were appointed to the Board as a consequence of their respective relationships with Warburg Pincus. Mr. Prozes was appointed to the Board by unanimous consent of the Board, with the consent of the Sponsors. As a group, the directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, and strategic business planning activities. Mr. Slaine brings leadership and his broad strategic vision for Interactive Data to the Board. In addition, Messrs. Prozes and Slaine bring extensive business, operating and policy experience, and knowledge of our industry to the Board. Having the Chief Executive Officer on our Board provides us with a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business.

Each of Messrs. Bingle, Delehanty, and Osnoss is a partner, member or employee of an entity affiliated with or controlled by Silver Lake Group, L.L.C. and generally is entitled to be indemnified by such entity for his service on our Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies. Likewise, each of Messrs. Davis, Prozes, Neary, and Reedy is a partner, member or employee of an entity affiliated with or controlled Warburg Pincus LLC and generally is entitled to be indemnified by such entity for his service on our Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a designated Compensation Committee. Compensation decisions for our executive officers are made by the Board of Directors and Compensation Committee of the Board of Directors of Holdings. The Board of Directors of Holdings has appointed Messrs. Bingle and Neary, who are also members of our Board of Directors, to serve on the Holdings Compensation Committee. None of our executive officers has served as a member of the Holdings Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or members of the Holdings Compensation Committee. Mr. Bingle is affiliated with Silver Lake and Mr. Neary is affiliated with Warburg Pincus. As of March 1, 2012, our Sponsors control approximately 97% of the outstanding common stock of Holdings. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Section 16(a) Beneficial Owner Reporting Compliance

Currently, we do not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and consequently Section 16(a) is not currently applicable to our executive officers, directors or stockholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Our Code of Business Conduct and Ethics is posted on our website, www.interactivedata.com, under the heading “Company – Corporate Governance.” A printed copy of our Code of Business Conduct and Ethics is also available free of charge upon request to our Corporate Secretary at 32 Crosby Drive, Bedford, Massachusetts 01730. We intend to satisfy all disclosure requirements required by law or regulation regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website or by filing or furnishing with the Securities and Exchange Commission a Current Report on  Form 8-K.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

Our “named executive officers” for the 2011 fiscal year consisted of the following individuals:

•	Mason Slaine, currently our Chairman, President and Chief Executive Officer;

•	Vincent Chippari, currently our Senior Vice President and Chief Financial Officer;

•	Alexander Goor, currently our Chief Information Officer;

•	Mark Hepsworth, currently our President, Pricing and Reference Data;

•	Roger Sargeant, currently our Managing Director, International; and

•	Jeff Banker, who served as our Executive Vice President, Real Time Market Data and Trading Solutions, through May 6, 2011.

Compensation Overview and Objectives

From and after the time when our stock ceased to be publicly traded on July 29, 2010, compensation decisions with respect to our named executive officers have generally been based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholders of our ultimate parent, Holdings, upon a liquidity event. To that end, in addition to the typical need to attract, motivate, and retain talented executives, our post-Merger global compensation programs are specifically designed to motivate our named executive officers to substantially increase Holdings’ equity value and to make Holdings an attractive candidate for either a public offering of its shares or a sale of Holdings to financial or strategic buyers, and to provide our named executive officers with meaningful compensation on and following such an event. Our compensation programs are heavily weighted toward performance-based compensation, with particular emphasis on equity-based compensation, such that our named executive officers’ compensation has a direct link to the returns achieved by Holdings’ stockholders.

Determination of Compensation

The Board of Directors of Holdings (the “Holdings Board”), in consultation with Holdings’ primary stockholders, is responsible for establishing and making decisions with respect to our compensation and benefit plans generally, including all compensation decisions relating to our named executive officers. Mr. Slaine, our CEO, has significant influence on compensation decisions for named executive officers who are his direct reports. Mr. Chippari, Mr. Goor, and Mr. Sargeant report (and prior to his departure, Mr. Banker reported) directly to Mr. Slaine. The Holdings Compensation Committee acts under the authority of the Holdings Board, and on occasion as requested or directed by the Holdings Board, compensation decisions may be considered and/or made by the Holdings Compensation Committee, which decisions may or may not be subject to further review and approval of the full Holdings Board.

Upon initial hiring, Holdings’ primary stockholders separately engaged in arms-length negotiations with each of Messrs. Slaine, Chippari, and Goor. Each of these negotiations resulted in the execution of employment, non-interference, and equity award agreements, each of which is described in more detail below under the “Narrative Discussion to Summary Compensation Table and Grant of Plan-Based Awards Table” header. The Holdings Board determined that the amounts and benefits payable pursuant to these agreements were necessary to entice the named executive officers to join the Company and also to ensure that the named executive officers remain properly motivated during their tenures with the Company. None of our named executive officers participated in any discussions of the Holdings Board concerning his own compensation, though both Mr. Slaine and Mr. Goor corresponded with individual members of the Holdings Board in negotiating their own agreements. Mr. Slaine was involved in the negotiations with Messrs. Chippari, and Goor. With respect to Messrs. Hepsworth, Sargeant and Banker, their compensation arrangements in effect at the time of the July 2010 Merger were largely unchanged after the Merger and throughout 2011. In connection with their receipt of stock options (as described in more detail below), each of Messrs. Hepsworth, Sargeant, and Banker entered into a non-interference agreement in substantially the same form as the other executives and employees of the Company. The pre-Merger compensation arrangements were set by the former Company Compensation Committee, which had authority over such matters in the period preceding the Merger.

In determining the levels and mix of compensation, the Holdings Board has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allows it to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to maximize value for Holdings’ stockholders. Subjective factors considered in compensation determinations include an executive’s skills and capabilities and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determination, the Holdings Board has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. The Holdings Board also considered the prevalent labor market for executive talent generally, and evaluated internal pay equity among executives and considered each individual executive’s responsibilities, effectiveness, industry experience, other business experience, ability to impact corporate financial performance, where applicable, and ability to impact maximization of value for Holdings’ stockholders when determining compensation levels.

Our compensation programs are generally designed to provide fixed compensation within market competitive ranges, to provide variable compensation to motivate our executives to achieve performance goals that maximize growth, and to motivate our executives to achieve one or more liquidity events for Holdings’ stockholders. The fixed components of our compensation program – including base salary and benefits – enable us to compensate our executives at market compensation levels, which is necessary to attract and retain top talent. Our annual bonus programs provide variable compensation opportunities to our employees and enable us to pay for performance based on achievement of company-wide performance targets, as well as individual goals. Finally, Holdings’ stock incentive plan enables us to promote executive retention and to align the interests of our executives with those of Holdings’ primary stockholders through the grant of stock options to purchase shares of Holdings common stock that, until an initial public offering or a change in control, are subject to repurchase by Holdings following a termination of employment and that otherwise remain illiquid until Holdings’ stockholders obtain liquidity.

Components of Compensation Established for the 2011 Fiscal Year

For the 2011 fiscal year, the compensation provided to our named executive officers generally consisted of base salary, incentive bonuses and, in some cases, stock option grants, each of which is described in more detail below. We believe that the relationship of fixed to variable compensation was properly balanced and provided us with an effective means to attract, motivate and retain our named executive officers, as well as reward them for creation of Holdings stockholder value. Each of our named executive officers was given an initial stock option grant. For some of our named executive officers this grant occurred in 2010 and for others the grant did not occur until 2011. For our new executives who joined our company in 2010, the timing of the grant related to the date employment with us commenced and such grants were part of pre-employment negotiations. For named executive officers who were employees prior to the July 2010 merger, the timing of the grant date related to when the Holdings Board considered and approved grants to continuing key employees who were employees prior to the time of the July 2010 Merger.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts for Messrs. Slaine, Chippari and Goor were initially established under the named executive officer’s employment agreement. This initial amount forms the basis for base salary throughout a named executive officer’s tenure, with adjustments being made by the Holdings Board as and when appropriate, based on its consideration of, among other factors, the scope of the executive’s responsibilities, individual performance for the prior year, the mix of fixed compensation to overall compensation, and competitive market practices. The base salaries of Messrs. Hepsworth, Sargeant, and Banker were established prior to the 2010 Merger by the prior compensation committee and our filings with the SEC for the period prior to the Merger contain information about how those salaries were determined. Following the Merger, Mr. Slaine reviewed the base salaries of all continuing executive officers, and determined that Messrs. Hepsworth, Sargeant, and Banker should continue to receive their respective pre-merger base salaries.

Annual Bonus under 2011 Corporate Bonus Plan

All of the named executive officers participated in the 2011 Corporate Bonus Plan. The Corporate Bonus Plan covers bonus-eligible corporate level employees (those employees whose business functions are not tied to a single business unit or geographic region). In his capacity as our Chief Executive Officer and as Chairman of our Board, Mr. Slaine was primarily responsible for the design of the 2011 Corporate Bonus Plan. Mr. Slaine worked closely with Mr. Chippari to develop 2011 fiscal year financial performance targets for the 2011 Corporate Bonus Plan, which were set at levels that corresponded to our 2011 corporate budget amounts. The proposed performance targets as well as the other features of the 2011 Corporate Bonus Plan were presented to and discussed with Messrs. Bingle and Neary (who are the two directors who constitute the Holdings Compensation Committee) as well as with certain other members of the Board of Directors. The Company’s Compensation Overview and Objectives (as further described above) were considered both in the selection of the performance measures (Bonus Plan Adjusted Revenue, Bonus Plan Adjusted EBITDA and Business Execution) as well as in the assessment of the appropriate level of growth over 2010 performance to be reflected in 2011 fiscal year performance targets. The Company fiscal year 2011 performance targets were set at levels that were aggressive and at the highest level of expected performance based on the information available at the time the targets were established.

The 2011 Corporate Bonus Plan provides for an annual cash incentive opportunity for participants equal to a specified percentage of base salary. The percentage of base salary for Messrs. Slaine, Chippari and Goor was unchanged from 2010 percentages, which were determined based on pre-employment arms length negotiations and specified in their respective employment contracts. In the case of Messrs. Hepsworth and Sargeant, the percentage of base salary was kept largely consistent with the percentage opportunity available to them in the years immediately preceding the Merger. The amount of bonus to be paid to any named executive officer (other than Mr. Slaine) under the 2011 Corporate Bonus Plan was initially determined at the discretion of Mr. Slaine and thereafter was approved for payment at the discretion of Mr. Slaine and the Holdings Board (other than in the case of Mr. Slaine, whose bonus is solely at the discretion of the Holdings Board). In the exercise of this discretion, individual performance was considered. Individual performance was assessed based on the executive’s effectiveness in carrying out his duties, individual performance relative to peers, and his contributions made during the year to Company financial performance and advancement of Company strategy.

No named executive officer was paid or guaranteed any portion of his bonus solely based on achievement of quantitative Company financial performance targets. Any named executive officer may receive less than 100% of their target bonus potential or no bonus payment at all notwithstanding achievement of Company financial performance measures. The bonus actually paid could also exceed the target bonus opportunity established as a percentage of base salary based on Mr. Slaine’s and the Holdings Board’s assessment of the named executive officer’s performance of his duties and individual contributions (other than in the case of Mr. Slaine, with respect to whom such assessment is made solely by the Holdings Board). The Company explicitly reserved the right to modify the 2011 Corporate Bonus Plan at any time, including company performance measures, targets, the percentage of base salary constituting a named executive’s total opportunity, and any relevant individual performance goals (in each case subject to compliance with any named executive’s employment contract then in effect). For the 2011 fiscal year, based on overall Company performance, the Corporate Bonus Plan was funded at 100% based on achievement of the Adjusted Revenue and Adjusted EBITDA performance targets and Mr. Slaine’s and the Holdings Board’s assessment of Business Execution.

After completion of discussions with the various directors regarding the overall parameters of the 2011 Corporate Bonus Plan, Mr. Slaine approved the individual bonus potential guidelines under the 2011 Corporate Bonus Plan for each of our named executive officers. For 2011, the target bonus potential for each named executive officer was as follows: 93% of base salary for Mr. Slaine, 50% of base salary for Mr. Chippari, 100% of base salary for Mr. Goor, 75% of base salary for Mr. Hepsworth, 66.7% of base salary for Mr. Sargeant and 53.3% of base salary for Mr. Banker. The Holdings Compensation Committee made a determination to pay Messrs. Slaine, Chippari, Goor, Hepsworth, and Sargeant bonuses in the amounts of $600,000, $250,000, $500,000, $315,000 and $246,839, respectively. Each payment represents at least 100% of the executive’s individual 2011 fiscal year target bonus opportunity and in the case of Mr. Chippari represents 143% of his target bonus potential.

The terms of the 2011 Corporate Bonus Plan allow for Mr. Slaine, our CEO, in his discretion to award more than 100% of the target bonus opportunity based on Mr. Slaine’s assessment of the named executive officer’s individual performance, individual performance to peers and important contributions made during the year. For fiscal 2011, the funds to pay amounts to named executive officers that exceeded target opportunities were available because notwithstanding overall funding of the 2011 Corporate Bonus Plan at the 100% level, some business and/or geographical units were allocated less than 100% of the total bonus opportunity relative to that unit or business based on the exercise of discretion by Mr. Slaine based on his assessment of the specific performance of those business or geographical units and the individual performance of employees affiliated with such units.

There are three performance measures specified under the 2011 Bonus Plan for our named executive officers: (i) Bonus Plan Adjusted Revenue, (ii) Bonus Plan Adjusted EBITDA, and (iii) Business Execution, weighted as follows:

Performance Measure	Weighting of Performance Measures as a percent of bonus opportunity:

Bonus Plan Adjusted Revenue	16.25%
Bonus Plan Adjusted EBITDA	48.75%
Business Execution	35.00%

We believe that these three performance measures are consistent with the overall goals and long-term strategic direction that the Holdings’ stockholders and our Board of Directors have set for our Company and are closely related to or reflective of financial performance, operational improvements, growth and return to stockholders. Further, the combination of these performance measures limits the ability of an executive officer to be rewarded for taking excessive risk that may harm our company because manipulation of one performance measure could have the opposite effect on the other performance measures, and performance under all of these measures is required to maximize bonus payout.

The Bonus Plan Adjusted Revenue measure is intended to support our strategy to increase revenue through organic growth and, if applicable in any given year, targeted acquisitions. Bonus Plan Adjusted EBITDA measures our operating profitability and our cash generation strength. The higher weighting of the Bonus Plan Adjusted EBITDA measure supports our emphasis on the attainment of our operating profit goals. The Business Execution measure takes into account a mix of subjective, objective, qualitative and quantitative measures as determined and assessed by Mr. Slaine and the Holdings Board, in their sole discretion. The factors considered may include, in the exercise of such discretion, execution against strategy, revenue retention, new business wins, the pace of new product development, product innovation, and advancement of operational efficiencies. The weighting given to any given measure is also at the discretion of Mr. Slaine and the Holdings Board. We believe that each of these metrics is important on a stand-alone basis in gauging performance and that the combination of these metrics will help drive achievement of our overall business objectives.

Bonus Plan Adjusted EBITDA is calculated by adding to Net Income interest, income taxes, depreciation and amortization, stock-based compensation expenses, restructuring charges and benefits, adjustments related to the amortization of acquisition-related deferred revenue, and other non-cash, non-operational or non-recurring items. The Bonus Plan Adjusted Revenue and Bonus Plan Adjusted EBITDA are calculated using pre-determined, constant foreign exchange rates that eliminate the positive or negative impact during the performance period resulting from market fluctuations of foreign exchange rates. In addition, in calculating these amounts, transactional foreign exchange gain or loss is deducted. Transactional foreign exchange gain or loss is the foreign exchange gain or loss associated with transactions completed in a currency that differs from the functional currency of a particular business unit. Currency movements are not in the control of the Company or its management and, consequently we believe that it is reasonable that executives should be neither penalized nor rewarded for impacts caused by foreign exchange fluctuations. Likewise, and for similar reasoning, we believe that executives should not be penalized or rewarded for purchase price accounting impacts. In determining Bonus Plan Adjusted EBITDA, we also make the additional adjustments that track the adjustments that are permitted under our senior secured credit agreement for the purpose of calculating Adjusted EBITDA as defined in the credit agreement. Credit agreement Adjusted EBITDA figures prominently in our various credit agreement compliance covenants. Lastly, we adjusted for amounts approved by our Board of Directors for investment that were not in the 2011 budget. Finally, in calculating Bonus Plan Adjusted Revenue and Bonus Plan Adjusted EBITDA, we disregard the impact of any purchase price deferred revenue adjustments. We make these adjustments because we believe that reviewing business results without the impact of purchase price accounting and changing foreign currency exchange rates facilitates period-to-period comparisons of results from our underlying business.

As discussed above, the bonus calculated for any individual under the plan may be reduced or increased at the sole discretion of Mr. Slaine, our CEO, or the Holdings Board based on individual performance by the named executive officer. The inclusion of the individual performance goals is intended to encourage our named executive officers to focus on initiatives that support our overall long-term strategy. Each named executive officer’s individual performance goals reflect his specific business role within our company. These individual goals were communicated in general terms to our executives and were not assigned pre-determined weightings. These individual goals include measures such as (1) successful and timely advancement of key initiatives such as the development of a unified technology infrastructure and the achievement of operational efficiencies; (2) development and implementation of revenue growth strategies (both domestic and international); (3) new or enhanced product innovation, efficient product development and time to market; (4) efficient allocation of capital resources; (5) market penetration; (6) new customer development and customer retention; (6) development and management of key employees; (7) improvement of operational administration; and (8) supporting and coordinating activity across business lines and functional areas.

The 2011 Company Financial Performance measures are as follows:

Performance Measure	Target (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$867,873
Bonus Plan Adjusted EBITDA	$334,018

Actual 2011 Company Performance was as follows:

Performance Measure	2011 Actual (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$862,418
Bonus Plan Adjusted EBITDA	$333,935

Reconciliation of 2011 Company Performance measures to the most comparable GAAP measure is as follows:

2011 GAAP Company Bonus Revenue	$867,723
Total deferred revenue adjustment	$902
Adjustment to Budget foreign exchange rates	$(6,207)
Company Adjusted Bonus Revenue	$862,418

2011 GAAP Company Net Income (Income)	$(29,316)
Interest expense	$157,120
Other expense (income)	$3,719
Income tax benefit	$(55,255)
Depreciation and amortization	$214,468
Adjustments:
Stock based compensation	$4,229
Merger costs	—
Other non-recurring charges	$29,892
Other charges	$4,483
Total Adjustments (each as permitted under credit agreement):	$38,604
Adjustment to Budget foreign exchange rates	$(877)
Adjustment for unbudgeted approved investments	$5,472
Company Adjusted Bonus EBITDA	$333,935

Equity Compensation

Holdings maintains the Igloo Holdings Corporation 2010 Stock Incentive Plan, the terms of which are described below under the “Narrative Disclosure to Summary Compensation Table” and “Grant of Plan-Based Awards Table” headers. Our named executive officers have each received stock option grants. These grants were designed to be grants of a significant and meaningful equity interest. These stock option grants are intended to provide them with a vested interest in the success of the Company and to align their interests with those of Holdings’ stockholders. The stock options generally vest partially based on continued service during a fixed period of time and partially based on the achievement of certain net return thresholds by Holdings’ primary stockholders upon the occurrence of one or more liquidity events. The Holdings Board believes that these vesting conditions properly motivate management to maximize the return received by Holdings’ primary stockholders and also will serve as a means of retaining key management talent. The Holdings Board has determined that annual stock option grants are not necessary to motivate the named executive officers and believes that the original grants were set at levels that will appropriately motivate our named executive officers to achieve a liquidity event for Holdings’ stockholders, given that their holdings will remain illiquid until the occurrence of such a liquidity event. From time to time, the Holdings Board reviews the outstanding existing equity grants held by the named executive officers for the purpose of assessing if an executive’s current grant size continues to be appropriate based on changes to the named executives duties and responsibilities, changes to the competitive market for similar executive talent, or internal pay equity considerations among the named executive officers and other key members of management. As a result of such an exercise, in September 2011, the Holdings Compensation Committee awarded additional stock options to each of Messrs. Chippari and Hepsworth. The terms of these options are described below under the “Grant of Plan-Based Awards” header.

Increases in Base Salaries Effective January 1, 2012

In August 2011, the Holdings Compensation Committee voted to increase the base salaries of Messrs. Slaine, Chippari and Goor by 3%, effective January 1, 2012. In December 2011, Mr. Slaine made a determination to increase Mr. Hepsworth’s base salary by 7.14%. In making these determinations, the Holdings Compensation Committee and Mr. Slaine, as applicable, reviewed and considered the current compensation levels of these executives, including base salary as well as such additional information as the decision maker deemed necessary or relevant to an assessment of the base salaries of the executives, including, without limitation, the intense competition for executives with the specialized experience and expertise required to implement the Company’s business plan and to expand the business, the key role of the executives to the Company’s continuing success, competitive compensation data and changes in the cost of living

Compensation Risk Management

The Holdings Board has reviewed our overall compensation policies and practices to determine whether those policies and practices are reasonably likely to have a material adverse effect on us and has concluded that they are not reasonably likely to have a material effect on us.

COMPENSATION COMMITTEE REPORT

The Holdings Board has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, for the fiscal year ended December 31, 2011. Based on the review and discussion, the Holdings Board recommended to our Board that the CD&A be included in this Form 10-K.

Respectfully submitted,

BOARD OF DIRECTORS OF IGLOO HOLDINGS CORPORATION
Mason Slaine, Chairman Michael Bingle Cary Davis Sean Delehanty James Neary Joseph Osnoss Andrew Prozes Chandler Reedy

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation of our principal executive officer, our principal financial officer and other named executive officers for the fiscal years ended December 31, 2011, 2010, and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

Mason Slaine Chairman, President and Chief Executive Officer	2011	644,000	—	—	—	600,000	—	3,062	1,247,062
	2010	261,315	250,000	—	22,800,000	—	—	743,803	24,055,118

Vincent Chippari Senior Vice President and Chief Financial Officer	2011	350,000	8,000	—	157,500	250,000	—	14,088	779,588
	2010	65,064	82,603	—	1,080,000	—	—	118,470	1,346,137

Alexander Goor Chief Information Officer	2011 2010	500,000 182,051	— 233,550	— —	— 13,810,481	500,000 —	— —	14,088 4,776	1,014,088 14,230,858

Mark Hepsworth President, Institutional Business	2011	420,000	—	—	1,317,500	315,000	—	3,062	2,055,562
	2010 2009	373,333 350,000	— —	— 175,851	— 176,989	187,087 —	17,003 184,835	973,277 220,495	1,550,700 1,108,170

Jay Nadler Chief Operating Officer	2011 2010	400,000 74,359	— 124,520	— —	— 3,397,500	400,000 —	— —	14,088 929	814,088 3,597,308

Roger Sargeant (3) Managing Director, International	2011	370,240	—	—	870,000	246,839	—	243,133	1,730,212

Jeffrey Banker(4) Former Executive Vice President, Real Time Market Data and Trading Solutions	2011	107,938	—	—	783,000	—	—	633,637	1,524,575

(1)	Represents the aggregate grant date fair value of option awards granted to our named executive officers in 2011. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(2)

The table below shows the components of this column for 2011, which include our contributions under the 401(k) Plan, perquisites, and for Mr. Banker, severance benefits paid in connection with his May 6th termination.

(3)	Amounts reported were originally calculated in Singapore Dollars (SGD) and converted into U.S. Dollars based on an exchange rate of 1 SGD = $0.79597, which was the average exchange rate for the year ending December 31, 2011.
(4)	Mr. Banker’s salary amount represents a pro rata portion of his annual salary based on his departure date of May 6, 2011. All options were forfeited upon Mr. Banker’s termination of employment on May 6, 2011.

Name	Interactive Data Retirement Plan Contribution (1)	Other Perquisites		Other		Total-All Other Compensation

Mason Slaine	3,062	—		—		3,062
Vincent Chippari	14,088	—		—		14,088
Alexander Goor	14,088	—		—		14,088
Mark Hepsworth (2)	3,062	—		—		3,062
Jay Nadler	14,088	—		—		14,088
Roger Sargeant (3)	—	243,133	(4)	—		243,133
Jeffrey Banker	1,722	—		631,915	(5)	633,637

(1)	As of the end of 2011, the named executive officers were vested in the following portions of the company contributions to their 401(k) accounts: Messrs. Slaine, Chippari, and Goor – 33.34%; and Messrs. Hepsworth and Banker – 100%.
(2)	Mr. Hepsworth continues to have an agreement with the Company whereby the Company has agreed to pay costs for certain tax planning and preparation assistance services. There were no payments under this agreement in 2011.
(3)	Amounts reported were originally calculated in Singapore Dollars (SGD) and converted into U.S. Dollars based on an exchange rate of 1 SGD = $0.79597, which was the average exchange rate for the year ending December 31, 2011.
(4)	Includes (i) a $20,236 automobile allowance, (ii) $15,222 travel allowance, (iii) $35,745 in private school fees for Mr. Sargeant’s children, and (iv) $171,930 housing allowance (all related to a relocation and assignment to Singapore, as further discussed below).
(5)	Amounts reported include payment for severance ($622,495), and accrued and unused vacation time ($9,420) in connection with Mr. Banker’s departure on May 6, 2011.

Grant of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the fiscal year ended December 31, 2011:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All other Stock Awards; Number of Exercise or Securities Underlying Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (3)
Name	Plan	Grant Date	Target ($)

Mason Slaine	CBP	6/30/2011	600,000

Vincent Chippari	CBP SIP	6/30/2011 9/14/2011	175,000		250,000		1.10	157,500

Alexander Goor	CBP	6/30/2011	500,000

Mark Hepsworth	CBP SIP SIP	6/30/2011 1/5/2011 9/14/2011	315,000		2,000,000 250,000		1.00 1.10	1,160,000 157,500

Jay Nadler	CBP	6/30/2011	400,000

Roger Sargeant	CBP SIP	6/30/2011 1/5/2011	246,839		1,500,000		1.00	870,000

Jeffrey Banker	SIP	1/5/2011			1,350,000	(2)	1.00	783,000	(2)

*	CBP – Interactive Data Corporation 2011 Company Bonus Plan
*	SIP – Igloo Holdings Corporation 2010 Stock Incentive Plan
(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.
(2)	All options were forfeited upon Mr. Banker’s termination of employment on May 6, 2011.
(3)	Represents the aggregate grant date fair value of option awards granted to our named executive officers in 2011, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

2010 Stock Incentive Plan

Holdings maintains its 2010 Stock Incentive Plan, (as amended on September 15, 2010, and January 5, 2011) pursuant to which 135,396,876 shares of Holdings’ common stock (subject to adjustment for certain corporate transactions) are reserved for issuances of stock-based awards to our employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The 2010 Stock Incentive Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of stock acquired pursuant to awards granted under the 2010 Stock Incentive Plan are subject to certain transfer restrictions and repurchase rights set forth in the 2010 Stock Incentive Plan and a stockholders agreement between Holdings and its stockholders.

Employment and Non-Interference Agreements

The Company or one of its subsidiaries is party to employment agreements with each of our named executive officers (other than Mr. Banker and Mr. Hepsworth), each described in more detail below. Each of our named executive officers has entered into a confidentiality and non-interference agreement with the Company. Under those agreements, the named executive officers are subject to restrictions on competition and interference during their employment with the Company and for a period of between 12 and 24 months thereafter.

Slaine Employment Agreement Terms

Pursuant to his employment agreement with the Company and Holdings, Mr. Slaine is entitled to receive an annual base salary of not less than $644,000 and has a target annual bonus opportunity equal to 93% of his base salary, payable upon the achievement of annual corporate and individual performance objectives for each such year (as established by the compensation committee in consultation with Mr. Slaine). Mr. Slaine is also entitled to receive, in lieu of any adjustment to his options, an additional bonus any time Holdings declares and pays a dividend to the holders of its common stock in an amount equal to the product of the number of shares of stock underlying outstanding options held by Mr. Slaine as of the date of such dividend and the per-share amount of the dividend. Mr. Slaine received a one-time bonus equal to $740,741 following the effective date of the Merger, and prior to the occurrence of a liquidity event, Mr. Slaine and the Company have agreed to negotiate a liquidity event bonus of at least $300,000.

Chippari/Goor/Nadler Employment Agreement Terms

Pursuant to their employment agreements with the Company, Messrs. Chippari, Goor and Nadler are entitled to receive an annual base salary of no less than $350,000, $500,000 and $400,000, respectively, and have a target annual bonus opportunity equal to 50%, 100% and 100%, respectively, of their base salary, which is payable subject to the achievement of annual corporate and individual performance objectives established for each such year.

Hepsworth Employment Terms

Mr. Hepsworth and the Company are parties to an agreement whereby the Company has agreed to pay costs for certain tax planning and preparation assistance services.

Mr. Sargeant Employment Agreement Terms

In connection with his assignment and relocation to Singapore, Mr. Sargeant and the Company entered into an employment agreement, pursuant to which Mr. Sargeant is entitled to a minimum base salary of $370,240, participation in the Company’s bonus plan, and the following relocation benefits: (i) a housing allowance of up to $13,000 per month, (ii) an automobile allowance of up to $3,300 per month, (iii) reimbursement for private school tuition for his children of up to $50,000 annually, and (iv) two round-trip “home leave” airplane tickets per year for each of himself, his wife, and their children. If Mr. Sargeant’s employment is terminated before the termination date by the Company other than for termination with cause or if there is no position in the Company or any affiliate to which the Company may transfer his assignment, the Company is required to pay Mr. Sargeant the equivalent of 12 months of salary. Mr. Sargeant’s employment agreement also contains restrictions on competition and interference during his employment and for a period of 12 months thereafter. The term of this agreement expires on July 14, 2012.

Retention Agreements

Prior to the Merger, the Company entered into retention agreements with certain of our employees, including Messrs. Hepsworth, Sargeant and Banker. Pursuant to the retention agreements, in connection with a sale of the Company, each of Messrs. Hepsworth, Sargeant and Banker was entitled to a stay bonus equal to 150% of his respective base salary, provided that a completion of a sale of the Company occurred prior to January 1, 2012. In addition, each of Messrs. Hepsworth, Sargeant and Banker was entitled to a sales incentive enhancement that was added to his stay bonuses if the change of control price exceeded $30.00. Under the retention agreements, for each $0.01 that the change of control price exceeded $30.00, a sales incentive of 0.2 percentage points of base salary was added to the stay bonus. Under the terms of the retention agreements, payment of the stay bonus was made in two installments. One third of the stay bonus was payable as soon as practicable after a closing, and the remaining two thirds was payable on the date that was four months following the date of the closing, provided that the executive remained employed by the Company through the payment date or, if prior to the end of such four month period, the executive was terminated by the Company other than for cause or resigned for good reason. Payments under the Retention Agreements were triggered by the closing of the Merger. The sale incentive enhancement for Mr. Hepsworth was $281,008, for Mr. Sargeant was $238,541, and for Mr. Banker was $231,600. The remainder of the stay bonus (excluding the sale incentive enhancement) paid to Mr. Hepsworth was $546,000, to Mr. Sargeant was $463,486, and the amount paid to Mr. Banker was $525,000. In addition to the retention and sales incentive payments, the retention agreements provided for enhanced severance benefits under the U.S. Severance Plan in the event that a termination of employment without “cause” occurred within 12 months following a change in control. Mr. Hepsworth’s retention agreement expired on July 29, 2011, and no further payments will be made under the agreement. Mr. Banker’s employment terminated in May 2011, and he received his enhanced severance benefits as provided for in the retention agreement. We entered into a separate separation agreement with Mr. Banker in connection with his departure from the Company. The separation agreement reiterated the terms of his retention agreement and contained additional terms as further described below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date

Mason Slaine (3)	—	40,000,000	1.00	8/4/2020
Vincent Chippari (4)	233,333	1,766,667	1.00	10/25/2020
	—	250,000	1.10	9/14/2021

Alexander Goor (5)	2,557,496	24,521,879	1.00	9/15/2020

Mark Hepsworth (4)	216,666	1,783,334	1.00	1/5/2021
	—	250,000	1.10	9/14/2021

Jay Nadler (5)	525,000	6,225,000	1.00	10/25/2020

Roger Sargeant (4)	162,500	1,337,500	1.00	1/5/2021

Jeffrey Banker	—	—	—	—

(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.
(2)	The exercise prices of our stock options were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by the Board in good faith, based on all available facts and circumstances, including the price paid by Holdings’ primary shareholders for each share of Holdings’ common stock in connection with the Merger.
(3)	Mr. Slaine’s options are subject to time- and performance-based vesting, both dependent on the total return received (or deemed received) by the Igloo Holdings Corporation private equity sponsors on their initial investment in Holdings on the occurrence of certain events, such as a change in control or an initial public offering of Igloo Holdings Corporation.
(4)	50% of the options vest over 5 years based on continued service with the Company, and 50% vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon, the occurrence of certain “liquidity events” set forth in the applicable option agreement.
(5)	33.33% of the options vest over 5 years based on continued service with the Company, and 66.67% vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreement.

Potential Payments Upon a Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment, our named executive officers (other than Messrs. Hepsworth and Banker, who were entitled to payment pursuant to the terms of our U.S. Severance Plan) are entitled to payments of compensation and benefits as described below. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any resignation without good reason, (ii) an involuntary termination without cause or a resignation for good reason, (iii) a termination by reason of an executive’s death or disability. The amounts shown assume that the applicable triggering event occurred on December 31, 2011, and therefore are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Under the terms of their respective employment agreements, if any of Messrs. Slaine, Chippari, Goor and Nadler is terminated by the Company without cause or by the executive for good reason, the executive will be entitled to receive, subject to his execution of a general release in favor of the Company and its affiliates, (i) continuation of base salary (or in the case of Mr. Goor, an amount equal to two times the sum of his base salary and the greater of his annual bonus for the year prior to termination and $500,000) for 12 months following the date of termination (or, in the case of Mr. Slaine, for a period of up to 24 months if his noncompete is extended), (ii) any unpaid bonus from a previous completed fiscal year, and (iii) reimbursement of COBRA premiums for up to 12 months. Under such circumstances, Mr. Slaine is also entitled to receive a pro rata bonus for the year of termination, assuming certain performance targets are met. If any of Messrs. Slaine, Chippari, Goor and Nadler is terminated on account of death or disability, he will, subject to his (or his estate’s) execution of a general release in favor of the Company and its affiliates, be entitled to any accrued obligations and any unpaid bonus for the completed fiscal year that has ended prior to the date of termination, and in the case of Messrs. Slaine and Nadler, a pro rata bonus for the year of termination, based on the achievement of target performance for such year.

Pursuant to his employment agreement, if Mr. Sargeant is terminated by the Company without cause, he will receive a severance benefit equal to 12 months of base salary.

If Mr. Hepsworth is terminated by the Company without cause, he will receive the benefits to which he is entitled under our U.S. Severance Plan consisting of a lump sum payment of an amount equal to a minimum of 28 weeks and a maximum of 52 weeks (at the discretion of Mr. Slaine) as well as a continuation of Mr. Hepsworth’s benefits for the number of weeks used to calculate his severance payment.

Mr. Banker was also entitled to benefits under our U.S. Severance Plan, as enhanced by his retention agreement described above, and upon his termination of employment in May 2011, he and the Company entered into a separation agreement dated May 6, 2011, which specified payment of the following amounts: (i) 78 weeks of base salary equal to $459,225, (ii) $163,269.80, representing his 2011 target bonus amount, and (iii) $23,795 representing 78 weeks of continued medical and dental benefits under COBRA, subsidized by the Company. In connection with his termination of employment, Mr. Banker executed a customary general release of claims against the Company. Mr. Banker is not included in the below table because his separation has occurred and amounts paid to Mr. Banker are actual.

	Triggering Event
Name	Compensation Element	Without Good Reason ($)	For Good Reason/Without Cause ($)	Death or Disability ($)	For Cause ($)

Mason Slaine	Cash Severance (8)	0	644,000	0	0
	Pro Rata Bonus (9)	0	600,000	600,000	0
	Benefits Continuation (1)	0	13,574	0	0
	Total	0	1,257,574	600,000	0

Vincent Chippari	Cash Severance (2)	0	350,000	0	0
	Acceleration of Stock Options	0	592,944	0	0
	Benefits Continuation (1)	0	20,717	0	0
	Total	0	963,661	0	0

Alexander Goor	Cash Severance (3)	0	2,000,000	0	0
	Benefits Continuation (1)	0	37,526	0	0
	Total	0	2,037,526	0	0

Mark Hepsworth	Cash Severance (4)	0	226,154	0	0
	Acceleration of Stock Options	0	665,592	0	0
	Benefits Continuation (5)	0	9,926	0	0
	Total	0	901,672	0	0

Jay Nadler	Cash Severance (2)	0	400,000	0	0
	Pro Rata Bonus	0	0	400,000	0
	Benefits Continuation (1)	0	20,717	0	0
	Acceleration of Stock Options	0	1,116,345	0	0
	Total	0	1,937,062	400,000	0

Roger Sargeant	Cash Severance (6) (7)	0	370,240	0	0
	Acceleration of Stock Options	0	425,766	0	0
	Total	0	796,006	0	0

(1)	Represents the estimated cost to provide health, dental, and vision care (where applicable) to the executive (and family where applicable) for 12 months, and in the case of Mr.Goor represents the estimated cost to provide health care to Mr. Goor and his family for a period of 24 months following termination.
(2)	Upon a termination without cause or for good reason, Messrs. Chippari and Nadler will be entitled to a continuation of their base salary for 12 months.
(3)	Upon a termination without cause or for good reason, Mr. Goor is entitled to an amount equal to two times the sum of (i) his then current base salary, and (ii) the greater of the annual bonus earned in the calendar year prior to termination and $500,000, payable in monthly installments over the 24-month period following his termination of employment.
(4)	If Mr. Hepsworth is terminated by the Company without cause, he will receive a lump sum payment of an amount equal to a minimum of 28 weeks and a maximum of 52 weeks (at the discretion of Mr. Slaine) as well as a continuation of Mr. Hepsworth’s benefits for the number of weeks used to calculate his severance payment. The cash severance amount represents 28 weeks of salary continuation.
(5)	Represents the estimated cost to provide health and dental to Mr. Hepsworth and his family for 7 months.
(6)	Upon a termination before the end of Mr. Sargeant’s Singapore assignment by the Company other than for termination with cause or if there is no position in the Company or any Affiliate to which the Company may transfer Mr. Sargeant’s assignment, Mr. Sargeant will be entitled to the equivalent of 12 months of salary.
(7)	Amounts reported were originally calculated in Singapore Dollars (SGD) and converted into U.S. Dollars based on an exchange rate of 1 SGD = $0.79597, which was the average exchange rate for the year ending December 31, 2011.
(8)	The default provision under Mr. Slaine’s employment agreement entitles him to continue to receive his base salary for a period of 12 months following a termination by the Company without cause or by Mr. Slaine for good reason, and the table above is based on the default. However, the Company may elect to extend Mr. Slaine’s non-competition obligations, in which case he will receive continuation of base salary for 24 months following termination and his cash severance would then equal $1,288,000.
(9)	Upon a termination without cause, for good reason or as a result of death or disability, Mr. Slaine is entitled to a pro rata target bonus for the year of termination. The pro rata bonus amount listed represents Mr. Slaine’s 2011 target Annual Bonus.

DIRECTOR COMPENSATION.

The following table summarizes the compensation awarded to our directors during 2011:

Name	Stock Awards ($)(1)	Total ($)

Andrew Prozes	400,000	400,000

(1)	Represents the aggregate grant date fair value of the option awards granted to our named executive officers in 2011. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. As of December 31, 2011, Mr. Prozes held 400,000 shares of restricted common stock of Holdings pursuant to the Holdings 2010 Stock Incentive Plan.

Mr. Prozes serves on the Boards of Directors of Igloo Holdings, Igloo Intermediate and Interactive Data Corporation. On May 13, 2011, Holdings granted to Mr. Prozes 400,000 shares of restricted common stock of Holdings pursuant to the Holdings 2010 Stock Incentive Plan (the “Prozes Restricted Shares”), subject to a Restricted Stock Grant Notice and Agreement entered into by Mr. Prozes and Holdings (the “Prozes Grant Agreement”). Twenty percent of the Prozes Restricted Shares will vest on May 13, 2012, and the remainder will vest in 48 substantially equal monthly installments thereafter, subject to his continued service on the Holdings board of directors through each vesting date. All of the Prozes Restricted Shares will vest in full upon a change in control of Holdings. Such shares are subject to transfer restrictions and repurchase rights following a termination of employment in accordance with the terms of the Holdings 2010 Stock Incentive Plan. In connection with the grant of the Prozes Restricted Shares, Mr. Prozes also entered into a confidentiality agreement. The Company has concluded that under US GAAP, primarily as a result of Mr. Prozes’s relationship with Holdings as well as the terms of the Prozes Grant Agreement, the Prozes Restricted Stock Units are not to be accounted for in the financial statements of the Company. It is the Company’s understanding that all accounting for the Prozes Restricted Shares will properly occur on the books of Holdings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Igloo Intermediate Corporation directly owns all of our issued and outstanding stock. All of the issued and outstanding capital stock of Igloo Intermediate Corporation is directly owned by Igloo Holdings Corporation, which we refer to as Holdings. All of the issued and outstanding capital stock of Holdings is owned, directly or indirectly, by the Sponsors and certain other investors to whom the Sponsors syndicated their investments through Igloo Co-Invest, LLC, whom we collectively refer to as the Investors, and certain members of our management and board of directors, whom we refer to as the Management Participants. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

The following table sets forth as of March 1, 2012 certain information regarding the beneficial ownership of the voting securities of Holdings by (a) each person known by us to beneficially own more than a five percent equity interest in of Holdings, (b) each member of our Board of Directors and Holdings’ Board of Directors, (c) all of our executive officers named in the “Summary Compensation Table” , (d) certain other executive officers, and (e) all of our executive officers and our directors and the directors of Holdings, as a group.

Name	Common Stock of Igloo Holdings Corporation Beneficially Owned	Percent of Outstanding Shares Beneficially Owned

Silver Lake Partners and affiliates (1) (3) 2775 Sand Hill Road, Suite 100 Menlo Park, CA 94025	821,754,225	60.2%

Warburg Pincus and affiliates (2) (3) 450 Lexington Avenue New York, NY 10017	765,215,532	56.0%

Mason Slaine (4)	27,500,000	2.0%

Vincent Chippari (7)	300,000	*

Michael Bingle (1) (3) (6)	821,754,225	60.2%

Cary Davis (2) (8)	765,215,532	56.0%

Name	Common Stock of Igloo Holdings Corporation Beneficially Owned	Percent of Outstanding Shares Beneficially Owned
Sean Delehanty (1) (6)	821,754,225	60.2%

Alexander Goor (5)	10,159,260	*

Mark Hepsworth (9)	1,283,333	*

Jay Nader (13)	2,025,000	*

James Neary (2) (3) (8)	765,215,532	56.0%

Joseph Osnoss (1) (6)	821,754,225	60.2%

Andrew Prozes (10)	2,000,000	*

Chandler Joel Reedy (11)	—	*

Roger Sargeant (12)	212,500	*

Directors and executive officers as a group, including those named above	1,365,818,757	100.0%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock of Igloo Holdings Corporation.
(1)	The shares of common stock of Igloo Holdings Corporation that are attributed to Silver Lake and affiliates consist of an aggregate of 555,880,073 shares directly held by Silver Lake Partners III, L.P. (“SLP III”) and 5,873,152 shares directly held by Silver Lake Technology Investors III, L.P. (“SLTI III” and, together with SLP III, “Silver Lake”) and 260,001,000 shares directly held by Igloo Co-Invest, LLC, a Delaware limited liability company (“Igloo Co-Invest”). The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P. (“SLTA III”). The general partner of SLTA III is SLTA III (GP), L.L.C. The sole member of SLTA III (GP), L.L.C. is Silver Lake Group, L.L.C. (“Silver Lake Group”). The managing member of Silver Lake Management Company III L.L.C. is Silver Lake Technology Management, L.L.C. (“SLTM”). Silver Lake Group and SLTM are controlled by Michael Bingle, James Davidson, Egon Durban, Kenneth Hao, Glenn Hutchins, Greg Mondre and David Roux. As such, they may be deemed to have voting or investment power over the securities held by SLP III and SLTI III. Each of them, however, disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The address of the Silver Lake entities is 2775 Sand Hill Road Suite 100, Menlo Park, CA 94025. The managing member of Igloo Co-Invest is Igloo Manager Co-Invest, LLC, a Delaware limited liability company (“Igloo Manager”). SLTA III and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, Silver Lake Technology Associates III, L.P. may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. Silver Lake Technology Associates III, L.P. disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(2)	The shares of common stock of Igloo Holdings Corporation that are attributed to Warburg Pincus and affiliates consist of an aggregate of 489,552,882 shares directly held by Warburg Pincus Private Equity X, L.P. and 15,661,650 shares directly held by Warburg Pincus X Partners, L.P., both Delaware limited partnerships (together, “WP X”) and 260,001,000 shares directly held by Igloo Co-Invest. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of the WP X entities. Warburg Pincus X, LLC, a Delaware limited liability company (“WP X LLC”), is the general partner of WP X GP. Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners”), and a direct subsidiary of Warburg Pincus & Co., a New York general partnership (“WP”), is the sole member of WP X LLC. WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP X entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017. The managing member of Igloo Co-Invest is Igloo Manager. WP X GP and SLTA III each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, WP X GP may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. WP X GP disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(3)	Igloo Co-Invest, LLC is a Delaware limited liability company. The managing member of Igloo Co-Invest is Igloo Manager. Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to this right, each of Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. The current member of the management committee appointed by Silver Lake is Mr. Bingle. The current member of the management committee appointed by Warburg Pincus is Mr. Neary. Silver Lake Technology Associates III, L.P., Warburg Pincus X, LLC and Messrs. Bingle and Neary disclaim beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(4)	The shares of common stock of Igloo Holdings Corporation that are attributed to Mason Slaine consist of 21,000,000 shares directly held by Mr. Slaine, 4,000,000 shares directly held by The Mason Slaine 2010 Trust and 2,500,000 shares directly held by The David Slaine 2010 Trust, both trusts of which Mr. Slaine is the sole trustee. Mr. Slaine is the president, chief executive officer and chairman of the board of the company.
(5)	Mr. Goor is the chief information officer of the Company. Mr. Goor’s ownership consists of (i) 7,000,000 shares directly held by him, and (ii) 3,159,260 shares issuable upon the exercise of options which are exercisable as of April 29, 2012.
(6)	Messrs. Bingle, Delehanty and Osnoss, directors of the company, are each directors or managing directors of several Silver Lake entities. Mr. Bingle is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Bingle, Delehanty and Osnoss are included because of their affiliation with the Silver Lake entities. Messrs. Bingle, Delehanty and Osnoss disclaim beneficial ownership of all shares held by the Silver Lake entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.

(7)	Mr. Chippari is a senior vice president and the chief financial officer of the company. Mr. Chippari’s ownership consists of 300,000 shares issuable upon the exercise of options which are exercisable as of April 29, 2012.
(8)	Messrs. Davis and Neary, directors of the Company, are Managing Directors and Members of WP LLC. Mr. Neary is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Davis and Neary are included because of their affiliation with the Warburg Pincus entities. Messrs. Davis and Neary disclaim beneficial ownership of all shares held by the Warburg Pincus entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.
(9)	Mr. Hepsworth is our president, institutional business. Mr. Hepsworth’s ownership consists of (i) 1,000,000 shares directly held by him, and (ii) 283,333 shares issuable upon the exercise of options which are exercisable as of April 29, 2012.
(10)	Mr. Prozes is a director of the Company. Mr. Prozes’s ownership consists of 2,000,000 shares directly held by him.
(11)	Mr. Reedy is a director of the Company and a principal of WP LLC.
(12)	Mr. Sargeant has served as managing director, international, of the Company since September 2005. Mr. Sargeant’s ownership consists of 212,500 shares issuable upon the exercise of options which are exercisable as of April 29, 2012. Securities authorized for issuance under equity compensation plans.
(13)	Mr. Nadler is the chief operating officer of the Company. Mr. Nadler’s ownership consists of (i) 850,000 shares directly held by Nadler Family Investments LLC, of which Mr. Nadler is the sole member, (ii) 500,000 shares directly held by Jay Nadler 2009 Trust of which Mr. Nadler is the trustee, and (iii) 675,000 shares issuable upon the exercise of options which are exercisable as of April 29, 2012.

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders	—		—	—
Equity Compensation Plans not Approved by Securityholders (1)	126,978,375	(2)	$1.00	8,418,501	(3)

Total	126,978,375		$1.00	8,418,501

(1)	Since Holdings, our indirect parent, is a privately held corporation, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the 2010 Stock Incentive Plan of Holdings in August 2010 and the amendments thereto.
(2)	Represents options to purchase shares of common stock of Holdings and restricted stock units under the 2010 Stock Incentive Plan. Includes 400,000 shares of restricted stock units granted to Mr. Prozes.
(3)	Represents shares reserved for issuance under the 2010 Stock Incentive Plan, as of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registration Rights Agreement with Respect to the Senior Notes

On July 29, 2010, we entered into a Registration Rights Agreement with respect to the Senior Notes due 2018 (“Notes Registration Rights Agreement”), which agreement required us to use commercially reasonable efforts to register the Senior Notes. This agreement expired in July 2011 upon the completion of our offer (the “Exchange Offer”) to exchange $700,000,000 aggregate principal amount of our outstanding unregistered 10  1/4% senior notes due 2018 (the “Initial Notes”), that were issued on July 29, 2010, for an equal principal amount of 10  1/4% senior notes due 2018 that were been registered under the Securities Act of 1933, as amended.

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

Management Employment Agreements

Each of Messrs. Slaine, D’Arcy, Chippari, Goor and Nadler entered into an employment agreement with us and/or Holdings. See Item 11, Executive Compensation – Employment Agreements.

Employment of Matthew Kim

Matthew Kim, the brother-in-law of Alexander Goor, our Chief Information Officer, was hired in September 2010 to serve as Senior Business Analyst and his title was subsequently changed to Director, Data Collection Operations of our pricing and reference data business. His current annual salary is $115,000. Mr. Kim earned an annual bonus for 2011 in the amount of $50,000 and received 401(k) retirement plan matching contributions in the amount of $4,806.25, with an additional annual basic company 401(k) retirement plan contribution of $2,062 to be paid in March 2012. Mr. Kim is entitled to future annual bonuses as well as company matching and basic annual contributions under our 401(k) retirement plan. Mr. Kim is compensated in a manner consistent with how we compensate operations professionals holding similar positions.

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

Director Independence

The terms of the Shareholders Agreement described above require that certain members of our Board of Directors be comprised of persons affiliated with us. Our employment agreement with Mr. Slaine requires him to be appointed as a member of the Board of Directors of our parent company, Holdings. Because we are a privately-held company we are not subject to any listing standards of any national exchange. However, were we to apply the standards of NYSE, no members of our Board of Directors or Audit Committee would be considered “independent” under such standards.

Item 14.	Principal Accountant Fees and Services

Independent Public Accounting Firm Fees and Services

The aggregate fees billed for professional services provided to us by Ernst & Young LLP, our independent registered public accounting firm, with respect to services performed in 2011 and 2010 were:

Type of Fees	2011	2010
Audit Fees	$1,450,000	$2,107,000
Audit-Related Fees	165,000	125,000
Tax Fees	210,000	—
All Other Fees	—	—

Total	$1,825,000	$2,232,000

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

•

“audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees, and for 2010 include fees related to diligence requested by the Sponsors and other potential acquirers in connection with the Merger.

•

“tax fees” are fees for tax compliance, tax advice, and tax planning services. Tax advice and tax planning services relate to certain international and domestic tax planning advice or tax return review.

•	“all other fees” are fees for any services not included in the first three categories.

The fees for 2011 in the above table have not yet all been billed by Ernst & Young LLP and reflect Ernst & Young LLP’s estimate of fees for 2011.

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

In 2011 and 2010, all services for which we engaged our independent registered public accounting firm were pre-approved by our Audit Committee, and no fees were provided under the de minimis exception to the Audit Committee pre-approval requirements in accordance with SEC rules and regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements

The financial statements and report of an independent registered public accounting firm required by this item are included in Part II, Item 8.

2.	Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b).	Exhibits

The exhibits to this Form 10-K are listed below.

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg Investors LLC, Igloo Merger Corporation and Interactive Data Corporation (Exhibit 2.1 to Company’s Current Report on Form 8-K filed on May 5, 2010)

3.1	Amended and Restated Certification of Incorporation of Interactive Data Corporation (Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

3.2	Amended and Restated Bylaws of Interactive Data Corporation (Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.1	Indenture, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Senior Unsecured Notes (Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.2	Registration Rights Agreement, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, RBC Capital Markets Corporation, and Santander Investment Securities Inc. (Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.1	Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.2	First Refinancing Amendment, dated February 11, 2011 to Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (filed as Exhibit 10.34 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.3	Master Guarantee Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.4	Collateral Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.5	Copyright Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.6	Patent Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.7	Trademark Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

Exhibits

10.8	Intercompany Note, dated as of July 29, 2010, between Interactive Data Corporation, Igloo Merger Corporation, Igloo Holdings Corporation, and the subsidiaries of Interactive Data Corporation that are signatories thereto (Exhibit 10.7 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.9	Igloo Holdings Corporation 2010 Stock Incentive Plan (Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.10	Igloo Holdings Corporation Amendment No. 1 to 2010 Stock Incentive Plan (Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.11	Igloo Holdings Corporation Amendment No. 2 to 2010 Stock Incentive Plan, dated January 5, 2011 (filed as Exhibit 10.35 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.12	Form of Retention and Enhanced Severance Agreement dated May 4, 2010, between Interactive Data Corporation and its Named Executive Officers (Exhibit 10.10 to Company’s Quarterly Report on Form 10-Q filed on November15, 2010)**

10.13	Transaction and Management Fee Agreement, dated July 29, 2010, by and between Igloo Merger Corporation, Silver Lake Management Company III, L.L.C., which agreement was assumed by Interactive Data Corporation (Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.14	Shareholders Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, and the shareholders named therein (Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.15	Registration Rights Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Warburg Pincus Private equity X, L.P., Warburg Pincus X Partners, L.P., and certain other investors named therein (Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.16	Pensions Transitional Agreement, dated as of May 7, 2010, by and among Pearson plc, Pearson DBC Holdings Inc., Pearson Services Limited, Pearson Management Services Limited, Interactive Data Corporation, Interactive Data (Europe) Ltd., and Hg Investors LLC (Exhibit 10.14 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.17	Deed of Cessation of Participation, dated as of May 7, 2010, in respect of Pearson Group Pension Plan, by and among Pearson Services Limited, Pearson Group Pension Trustee Limited and Interactive Data (Europe) Ltd. (Exhibit 10.15 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.18	Employment Agreement, dated August 4, 2010, between Mason Slaine, Igloo Holdings Corporation and Interactive Data Corporation (Exhibit 10.16 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.19	Option Grant Notice and Agreement, dated August 4, 2010, between Mason Slaine and Igloo Holdings Corporation (Exhibit 10.17 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.20	Side Letter Agreement, dated August 4, 2010, by and among, Mason Slaine, The Mason Slaine 2010 Trust and the David Slaine 2010 Trust (Exhibit 10.18 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.21	Employment Agreement, dated September 17, 2010, between Vincent Chippari and Interactive Data Corporation (Exhibit 10.19 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.22	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 13, 2010, executed by Vincent Chippari (Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.23	Option Grant Notice and Agreement, dated October 25, 2010, between Vincent Chippari and Igloo Holdings Corporation (Exhibit 10.21 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.24	Employment Agreement, dated September 15, 2010, between Alexander Goor and Interactive Data Corporation (filed as Exhibit 10.22 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.25	Confidentiality, Non-Interference and Invention Assignment Agreement, dated September 15, 2010, executed by Alexander Goor(filed as Exhibit 10.23 to Company’s Annual Report on Form 10-K filed on March 31, 2011) **

10.26	Option Grant Notice and Agreement, dated September 15, 2010, between Alexander Goor and Igloo Holdings Corporation (filed as Exhibit 10.24 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.27	Employment Agreement, dated October 8, 2010, between Jay Nadler and Interactive Data Corporation (filed as Exhibit 10.25 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.28	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 8, 2010, executed by Jay Nadler (filed as Exhibit 10.26 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.29	Option Grant Notice and Agreement, dated October 25, 2010, between Jay Nadler and Igloo Holdings Corporation (filed as Exhibit 10.27 to Company’s Annual Report on Form 10-K filed on March 31, 2011) **

10.30	Hepsworth Letter Agreement dated November 17, 2010 (filed as Exhibit 10.30 to Company’s Annual Report on Form 10-K filed on March 31, 2011) **

10.31	Interactive Data Corporation Severance Plan for U.S. Employees (as amended and restated as of May 3, 2010 and including amendments through July 27, 2010) (filed as Exhibit 10.31 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.32	Form of Sponsor Director Indemnification Agreement (filed as Exhibit 10.32 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.33	Sponsor Agreement dated March 28, 2011(filed as Exhibit 10.33 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.34	Form of Confidentiality, Non-Interference and Invention Agreement.

10.35	Special Retention and Protection Program Letter Agreement, dated March 26, 2010, between Jeffrey Banker and Interactive Data Corporation**

Exhibits

10.36	Special Retention and Protection Program Letter Agreement, dated May 4, 2010, between Mark Hepsworth and Interactive Data Corporation**

10.37	Special Retention and Protection Program Letter Agreement, dated March 26, 2010, between Roger Sargeant and Interactive Data Corporation**

10.38	Letter of Employment, dated July 9, 2010, between Roger Sargeant and Interactive Data (Singapore) Pte Ltd**

10.39	Separation Agreement, dated May 6, 2011, between Jeffrey Banker and Interactive Data Corporation**

10.40	Form of Option Agreement (filed as Exhibit 10.1 to Company’s Report on Form 8-K filed on January 11, 2011)**

10.41	Director Compensation Agreement, dated May 13, 2011, executed by Vincent Chippari (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.42	Restricted Stock Grant Notice and Agreement, dated May 13, 2011, by and between Igloo Holdings Corporation and Andrew Prozes (filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.43	Confidentiality Agreement, dated May 5, 2011, executed by Andrew Prozes (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

21	Subsidiaries of the Company

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

101	The following materials from Interactive Data Corporation’s Annual Report on From 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations, (ii) the Audited Consolidated Statements of Comprehensive Income (iii) the Audited Consolidated Balance Sheets, (iv) the Audited Consolidated Statement of Stockholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements, tagged as blocks of text.

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

**	Indicates Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/S/ MASON SLAINE
Mason Slaine
President, Chief Executive Officer and
Chairman of the Board

March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 16, 2012.

Signature	Title

/S/ MASON SLAINE	President, Chief Executive Officer and Chairman of the Board
Mason Slaine

/S/ VINCENT A. CHIPPARI	Senior Vice President, Treasurer and Chief Financial Officer
Vincent A. Chippari

/S/ MICHAEL BINGLE	Director
Michael Bingle

/S/ CARY J. DAVIS	Director
Cary J. Davis

/S/ SEAN DELEHANTY	Director
Sean Delehanty

/S/ JAMES NEARY	Director
James Neary

/S/ JOSEPH OSNOSS	Director
Joseph Osnoss

/S/ ANDREW PROZES	Director
Andrew Prozes

/S/ CHANDLER JOEL REEDY	Director
Chandler Joel Reedy