Form 10-Q
period 2012-03-31
INTERACTIVE DATA CORP/MA/
filed 2012-05-04
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 4, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
REVENUE	$216,532	$211,456
COSTS AND EXPENSES:

Cost of services	74,674	71,440

Selling, general and administrative	68,608	64,615

Depreciation	9,644	9,998

Amortization	34,557	47,898

Total costs and expenses	187,483	193,951

INCOME FROM OPERATIONS	29,049	17,505

Interest expense, net	(37,824)	(41,897)

Other income (expense), net	247	(351)

Loss on extinguishment of debt	—	(25,450)

LOSS BEFORE INCOME TAXES	(8,528)	(50,193)

Income tax expense (benefit)	264	(23,007)

NET LOSS	$(8,792)	$(27,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Net loss	$(8,792)	$(27,186)

Other comprehensive income:
Unrealized gain on securities, net of tax	60	25
Foreign currency translation adjustments	16,107	20,360
Pension adjustment, net of tax	(10)	79
Change in value of hedged interest rate caps, net of tax	(218)	(197)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	—

Total other comprehensive income, net of tax	16,162	20,267

Comprehensive income (loss)	$7,370	$(6,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Unaudited March 31, 2012	Audited December 31, 2011
ASSETS
Assets:
Cash and cash equivalents	$204,020	$262,152
Short-term investments	14,710	—
Accounts receivable, net of allowance for doubtful accounts and sales credits of $9,263 and $5,152 at March 31, 2012 and December 31, 2011, respectively	132,875	118,248
Prepaid expenses and other current assets	25,977	27,419
Income tax receivable	6,255	6,251
Deferred income taxes	40,120	42,281

Total current assets	423,957	456,351

Property and equipment, net	127,483	122,289
Goodwill	1,643,269	1,637,126
Intangible assets, net	1,791,705	1,818,117
Deferred financing costs, net	51,978	54,478
Other assets	4,997	5,310

Total Assets	$4,043,389	$4,093,671

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$17,518	$17,911
Accrued liabilities	72,860	89,214
Borrowings, current	13,450	56,417
Interest payable	12,627	30,584
Income taxes payable	18,526	7,008
Deferred revenue	31,472	24,944

Total current liabilities	166,453	226,078

Income taxes payable	6,342	10,906
Deferred tax liabilities	638,390	647,090
Other liabilities	61,382	59,908
Borrowings, net of current portion and original issue discount	1,942,513	1,929,784

Total Liabilities	$2,815,080	$2,873,766

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in-capital	1,334,378	1,333,344
Accumulated loss	(132,371)	(123,579)

Accumulated other comprehensive income	26,302	10,140

Total stockholders’ equity	1,228,309	1,219,905

Total Liabilities and Equity	$4,043,389	$4,093,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2011	10	—	$1,333,344	$(123,579)	$10,140	$1,219,905

Stock-based compensation (Note 3)	—	—	1,034	—	—	1,034

Other comprehensive income (Note 13)	—	—	—	—	16,162	16,162

Net loss	—	—	—	(8,792)	—	(8,792)

Balance, March 31, 2012	10	—	$1,334,378	$(132,371)	$26,302	$1,228,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,792)	$(27,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,201	57,896
Amortization of deferred financing costs and accretion of notes discounts	4,593	4,666
Deferred income taxes	(8,003)	(25,212)
Stock-based compensation (Note 3)	831	768
Non-cash interest expense	376
Provision (recovery) for doubtful accounts and sales credits	4,054	(747)
Loss on dispositions of fixed assets	14	12
Loss on extinguishment of debt	—	25,450
Changes in operating assets and liabilities, net	(35,496)	(26,841)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,778	8,806

Cash flows from investing activities:
Purchase of property and equipment	(14,620)	(7,792)
Business and asset acquisitions, net of acquired cash	—	19
Purchase of short-term investments	(14,677)	—

NET CASH USED IN INVESTING ACTIVITIES	(29,297)	(7,773)

Cash flows from financing activities:
Principal payments on long-term debt	(32,331)	—
Principal payments on capital leases	(89)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	1,358
Payment of interest rate cap	(416)	—
Proceeds from issuance of restricted parent company common stock	—	8,850

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,836)	10,208

Effect of change in exchange rates on cash and cash equivalents	2,223	1,482

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,132)	12,723
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,152	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$204,020	$136,427

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of the Business

Interactive Data Corporation and Subsidiaries (the “Company”) is a leading provider of financial market data, analytics and related solutions. Thousands of financial institutions, as well as hundreds of software and service providers subscribe to the Company’s services. The Company is one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. The Company distributes its financial data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

The Company is wholly-owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

3. Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Cost of services	$269	$345
Selling, general and administrative	562	423

Stock-based compensation expense before income taxes (a)	831	768
Income tax benefit	322	293

Stock-based compensation expense after income taxes	$509	$475

(a)	During the three months ended March 31, 2012, total stock compensation expense before income taxes was $1.0 million prior to the capitalization of $0.2 million as part of ongoing development initiatives.

During the quarter ended March 31, 2012, the excess tax benefits related to the exercise of stock options was immaterial. There were no excess tax benefits realized for the quarter ended March 31, 2011 as no stock-based compensation related activity that would result in an excess benefit/deficit occurred.

Assumptions and Fair Values

The Company estimated the fair value of stock options granted with service-based conditions on the date of grant using a Black-Scholes model. The Company estimated the fair value of stock options granted with performance-based or market-based vesting conditions on the date of grant using the Monte Carlo Simulation approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value Holdings Common Stock, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Stock options with performance-based or market-based vesting conditions generally become exercisable based on the occurrence of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with market-based and performance-based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices for awards with market-based or performance-based conditions.

For stock options with performance-based or market-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved and, in the case of a market condition, considers a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

As Holdings Common Stock is not traded on any public market, the Company reviews the unlevered historical and implied volatility of peer companies within the Company’s industry and utilizes the resulting implied volatility, adjusted for the Company’s debt structure, to calculate the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on management’s judgment with input from the Company’s Board of Directors.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For share-based awards granted in the period from January 1, 2011 through August 31, 2011, the value of Holdings Common Stock used in determining the compensation expense related to such awards was $1.00 per share based on the Board of Directors’ estimate of the fair value. The Board of Directors’ estimate was consistent with the fair value determinations for the year ended December 31, 2010 and was corroborated by an independent valuation analysis performed concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010.

For share-based awards granted during the three-month periods ended March 31, 2012 and December 31, 2011, the Board of Directors of the Company valued Holdings Common Stock at $1.15 and $1.10 per share, respectively. This share price was based on the results of a valuation analysis performed as of December 31, 2011 and August 31, 2011, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards issued during the periods as identified.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of March 31, 2012. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the three-month periods ended March 31, 2012 or 2011, for options with market-based and performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering.

The fair value of stock options granted during the quarter ended March 31, 2012 under the Holdings 2010 Stock Incentive Plan (the “Plan”) was estimated as of the grant-date using the Black Scholes model for service based options or Monte Carlo simulation model for awards with performance-based and market-based conditions, with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Risk free interest rate	1.3%	2.6%
Expected term (in years)	6.1	6.2
Weighted average expected volatility	82.2%	79.0%
Expected dividend yield	0.0%	0.0%
Fair value of underlying Holdings shares	$1.15	$1.00

The weighted average grant-date fair value of options granted under the Plan for the quarter ended March 31, 2012 and 2011 was $0.61 and $0.56, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo simulation models used for each performance-based and market-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Total unrecognized compensation expense related to stock-based awards at March 31, 2012 is $87.6 million composed of unrecognized compensation expense, net of forfeitures, related to Holdings’ non-vested employee stock option plan of $63.4 million, of which $14.1 million relates to awards which become exercisable based on service-based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 3.8 years and $49.3 million of unrecognized compensation expense related to stock option awards that vest upon the occurrence of performance conditions (a change in control or a public offering of Holdings Common Stock and achievement of specified returns on the Sponsors’ investment). Compensation expense for these awards will be recognized upon the occurrence of a performance condition. The remaining $24.2 million of unrecognized compensation expense relates to restricted stock and compensation expense for these awards will be recognized upon a change in control or public offering of Holdings Common Stock.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the quarter ended March 31, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2011	126,578	$1.00		$—
Granted	1,500	1.15
Exercised	(638)	1.00
Forfeited	(350)	1.00
Expired	(64)	1.00

Outstanding at March 31, 2012	127,026	$1.00	8.6	$—

Vested and unvested expected to vest at March 31, 2012	124,494	$1.00	8.6	$—
Exercisable at March 31, 2012	9,423	$1.00	8.7	$—

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and activity for restricted stock under the Plan for the quarter ended March 31, 2012, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at December 31, 2011	$36,850	$0.66	N/A	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at March 31, 2012	$36,850	$0.66	N/A	—

Restricted Stock Liability

Certain executives have purchased or been granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar $1.00 per share. These shares are subject to certain transfer restrictions and repurchase rights that allow the Company, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds Holdings received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million have been recorded in other liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011. Furthermore, due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant-date fair value. The repurchase rights lapse on a change in control or public offering of Holdings, at which point compensation expense associated with these awards, will be recognized.

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist primarily of cash deposits held at major banks and money market fund accounts. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the three months ended March 31, 2012, the Company entered into two short-term investments with a total value of $14.7 million at March 31, 2012. These investments include a $6.2 million interest bearing term deposit with a six-month term and $8.5 million in one-year U.S. Treasury Bills. The Company has classified the U.S. Treasury bills as available-for-sale and any changes in value are being recorded in accumulated other comprehensive income until realized. Both of these investments are recorded in Short-term investments on the Company’s Condensed Consolidated Balance Sheet at March 31, 2012.

5. Fair Value Measurements

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

The three levels of the fair value hierarchy in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of March 31, 2012:

	March 31, 2012
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$204,020	—	—	$204,020
Short Term Investments	14,710	—	—	14,710
Other (1)	3,157	$—	$—	3,157

Interest Rate Cap—Derivative (2)	—	215	—	215

Total Assets	$221,887	$215	$—	$222,102

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$3,157	$—	$—	$3,157
Contingent Consideration (3)	—	—	5,100	5,100

Total Liabilities	$3,157	$—	$5,100	$8,257

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2012. Refer to Note 15, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the long-term portion of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Other liabilities on the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out. Refer to Note 4 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2012 (in thousands):

Earn-Out

Balance, December 31, 2011	$5,100
Total losses (realized or unrealized)	—
Transfers in/out of Level 3	—

Balance, March 31, 2012	$5,100

At March 31, 2012, the portion of the Earn-Out related to fiscal 2011 results is $4.8 million and is included in Accrued liabilities on the Condensed Consolidated Balance Sheet. This amount is deemed to approximate its fair value as it is calculated using observable inputs and was paid in April 2012.

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 bear interest at a fixed rate and differ from their fair value. The fair value of the Company’s Senior Notes due 2018 is $799.8 million and $770.7 million at March 31, 2012 and December 31, 2011 respectively, based on market-based information available from public sources.

6. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Effective for the fourth quarter of 2011, the composition and description of the Company’s two reportable segments was changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011, and reflects the way the Company and its Chief Operating Decision Maker (“CODM”) currently approach the market and analyze operating performance. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and value-added resellers (“VARs”) such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; and 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2012 and 2011.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Revenue (a):
Pricing and Reference Data	$149,660	$144,138
Trading Solutions	66,872	67,318

Total	$216,532	$211,456

Income from operations (b):
Pricing and Reference Data	$80,441	$80,650
Trading Solutions	9,937	9,818
Corporate and unallocated (c)	(61,329)	(72,963)

Total	$29,049	$17,505

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,542,631	$3,602,492
Trading Solutions	344,421	339,965
Corporate and unallocated (d)	156,337	151,214

Total	$4,043,389	$4,093,671

The following table reconciles income from operations to loss before income taxes (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Income from operations (b):	$29,049	$17,505
Interest expense, net	(37,824)	(41,897)
Other income (expense), net	247	(351)
Loss on extinguishment of debt	—	(25,450)

Loss before income taxes	$(8,528)	$(50,193)

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

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

8. Income Taxes

For the three months ended March 31, 2012, the Company’s quarterly effective tax rate after discrete items was a 3.1% expense as compared to a 45.8% benefit for the three months ended March 31, 2011. The Company’s estimated annual effective tax rate for the three months ended March 31, 2012 was a 25.7% benefit, excluding the net discrete tax benefit of $1.9 million recorded in the first quarter of 2012. The net discrete benefit in the three months ended March 31, 2012 was primarily attributable to a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions and tax rate changes in various foreign jurisdictions offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the quarter ended March 31, 2012 estimated annual effective tax rate in relation to the prior year quarter ended March 31, 2011 effective tax rate is generally related to an expected increase in the full year taxable income in foreign jurisdictions in 2012 when compared to 2011 and lower losses in the U.S. in 2012 when compared to 2011. Also, in 2012 the Company has not recorded a tax benefit in the three months ended March 31, 2012 for the U.S. Research and Development tax credit as the law allowing for the credit was not extended beyond December 31, 2011.

The Company has an income tax receivable balance of $6.3 million at March 31, 2012. This balance is composed of a U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.4 million related to the filing of amended income tax returns for prior years in Germany. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s March 31, 2012 Condensed Consolidated Balance Sheet.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2012. As of March 31, 2012, the Company had approximately $12.0 million of unrecognized tax benefits which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.2 million and less than $0.1 million were provided in income tax expense for uncertain tax positions for the three months ended March 31, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.2 million and $1.0 million have been provided at March 31, 2012 and December 31, 2011, respectively.

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

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted	March 31, 2012			December 31, 2011
	Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	3.6 years	$192,897	$(115,483)	$77,414	$191,701	$(103,803)	$87,898
Customer lists	23.8 years	1,567,904	(121,102)	1,446,802	1,561,081	(102,780)	1,458,301
Definite-lived trademarks	7.1 years	1,500	(609)	891	1,500	(558)	942
Data/databases	5.0 years	109,988	(36,663)	73,325	109,535	(31,035)	78,500
Exchange relationships	25.0 years	16,959	(1,130)	15,829	16,781	(951)	15,830

		1,889,248	(274,987)	1,614,261	1,880,598	(239,127)	1,641,471

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	177,444	—	177,444	176,646	—	176,646

Total		$2,066,692	$(274,987)	$1,791,705	$2,057,244	$(239,127)	$1,818,117

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/12	$103,847
For year ending 12/31/13	126,508
For year ending 12/31/14	96,104
For year ending 12/31/15	83,305
For year ending 12/31/16	66,983
For years thereafter	1,137,514

Total	$1,614,261

The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2012 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total

Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126
Impact of change in foreign exchange rates (a)	4,909	1,234	6,143

Balance as of March 31, 2012	$1,529,471	$113,798	$1,643,269

(a)	Foreign currency translation adjustments totaling an increase of $6.1 million primarily reflecting the weakening of the U.S. Dollar against the U.K. pound and the Euro during the quarter ended March 31, 2012.

10. Retirement Plans

The Company’s maintains a defined contribution retirement plan for its U.K. employees (the “U.K. Plan). Under the terms of the U.K. Plan the Company matches U.K. employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 of $0.7 million and $0.8 million, respectively, related to the U.K. Plan.

11. Stockholders’ Equity

As of March 31, 2012 and 2011, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

During the three months ended March 31, 2011, the Company received proceeds totaling $8.9 million related to the issuance of Holdings Common Stock. No similar proceeds were received during the three months ended March 31, 2012.

When shares of Holdings Common Stock are issued and cash proceeds are remitted to the Company, the number of shares of the Company’s stock outstanding does not change and the proceeds are treated as a capital contribution for accounting purposes.

12. Recent Accounting Pronouncements

Fair Value Measurements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 became effective for the Company January 1, 2012. Adopting the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2011-08 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Under the provisions of ASU 2011-08, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is unnecessary. ASU 2011-08 is effective for fiscal years beginning on or after December 15, 2011. ASU 2011-08 became effective for the Company January 1, 2012. Adopting the provisions of ASU 2011-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), regarding ASC Topic 220 “Comprehensive Income”. ASU 2011-05 requires that an entity present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 additionally required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements regardless of which approach to presentation is selected; however, ASU 2011-12 issued in December 2011 indefinitely deferred this requirement. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public filers, ASU 2011-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2011 with early adoption permitted. The Company adopted the provisions of ASU 2011-05 for the year ended December 31, 2011 and has provided the separate financial statements and disclosures as appropriate under the pronouncement in its filings since that date.

13. Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2012 are as follows:

	Unrealized Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140
Three months ended March 31, 2012 other comprehensive income (loss)	60	16,107	(10)	5	16,162

Balance, March 31, 2012	$305	$28,025	$78	$(2,106)	$26,302

The tax impact on the components of other comprehensive income was as follows (in thousands):

	Three Months Ended March 31, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$101	$(41)	$60
Foreign currency translation adjustments	16,107	—	16,107
Pension adjustments	(8)	(2)	(10)
Change in value of hedged interest rate caps	(368)	150	(218)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive income	$16,208	$(46)	$16,162

	Three Months Ended March 31, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized Gain on securities	$25	$—	$25
Foreign currency translation adjustments	20,360	—	20,360
Pension adjustments	(9)	88	79
Change in value of hedged interest rate caps	(333)	136	(197)

Total other comprehensive income	$20,043	$224	$20,267

14. Debt

Senior Secured Credit Facilities

On February 11, 2011, the Company completed a refinancing of its legacy Term Loan Facility (the “Legacy Term Loan Facility”) through an amendment to its credit agreement (the “Senior Secured Credit Facilities”). The terms of the amendment provide for, among other things, the following:

•	a Term Loan Facility LIBOR borrowing rate of LIBOR plus an applicable margin of 3.50%, subject to a further reduction of 25 basis points upon the Company achieving certain leverage ratios,

•	a Term Loan Facility LIBOR floor of 1.25%,

•	an extension of the maturity date of Term Loan Facility to February 11, 2018,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2011,

•	an increase in the principal amount of the Term Loan Facility to $1.345 billion, and

•

a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. dollars, Euros and British Pounds with a term of five years expiring July 2015.

As of the date of the refinancing, the Company’s outstanding borrowings under the Legacy Term Loan Facility were $1.3 billion. The Company determined that the refinancing resulted in a modification of approximately $1.0 billion of the outstanding balance due and an extinguishment of approximately $278.2 million of the outstanding balance due.

Prior to the refinancing, the Company had debt financing costs and original issue discount (“OID”) of $44.7 million and $36.6 million, respectively, recorded in its Condensed Consolidated Balance Sheet. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the Legacy Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing, the Company incurred additional debt financing costs of $20.3

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders were expensed as loss on extinguishment of debt during the three months ended March 31, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

As a result of the February 2011 refinancing, the Company recorded a $25.5 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the three months ended March 31, 2011. This charge included $9.4 million of legacy debt financing costs, $7.7 million of legacy OID and $8.4 million of costs incurred as part of the refinancing process composed of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

At March 31, 2012, the Company has recorded debt financing costs of $36.4 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $32.7 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $3.5 million in each of the three-month periods ended March 31, 2012 and 2011, and is recorded as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2012 and 2011, the Company recorded and paid interest on the Term Loan Facility of $15.2 million and $18.9 million, respectively. During the each of the three-month periods ended March 31, 2012 and 2011, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.3 million.

The Revolving Credit Facility includes $40.0 million of borrowing capacity available for letters of credit and $30.0 million for borrowings on same-day notice. As of March 31, 2012 and December 31, 2011, the Company had $4.5 million of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin under the Revolving Credit Facility is 5.00%, but may be reduced by 25 basis points subject to the Company attaining a leverage ratio of 5:1. During the three months ended March 31, 2012 the Company obtained a leverage ratio below the established threshold and its applicable margin under the Revolving Credit Facility will be reduced to 4.75% commencing in the second quarter of 2012. Interest on the amount drawn and the commitment fee on the unutilized portion is payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the three-month periods ended March 31, 2012 and 2011, the Company recorded and paid commitment fees on letters of credit of approximately $0.1 million.

Borrowings under the February 2011 Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin of 3.50% (subject to the Company achieving a Total Leverage Ratio of 5.75:1 when the margin decreases to 3.25%) or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. As of March 31, 2012 the Company’s total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended March 31, 2012. Since the inception of the Term Loan the Company has elected the three-month LIBOR rate which at March 31, 2012, was 4.50%, composed of a LIBOR floor of 1.25% and applicable margin of 3.25%. As noted below, the Company designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of up to $700.0 million. Refer to Note 15, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan in the amount of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the three months ended March 31, 2012, the Company made scheduled principal payments of $3.4 million related to the Term Loan Facility.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5:1. During the three months ended March 31, 2012, the Company’s total leverage ratio was below the 5:1 threshold and the commitment fee was accordingly reduced to 0.50%. The Company is also required to pay customary letter of credit fees.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements, such as a percentage of annual excess cash flow, payments related to certain asset sales and cash proceeds of any incurrence of certain types of debt. Determination of any mandatory prepayment amount is based on pre-established formulas included in the credit agreement. The first determination of the annual excess cash flow mandatory prepayment requirement was for the fiscal year ended December 31, 2011, and payment was due 90 days from that date. As of December 31, 2011, the Company determined that the amount due to lenders as a mandatory prepayment under the terms of the credit agreement was approximately $43.0 million and included the calculated mandatory prepayment in Borrowings, current in the Company’s Consolidated Balance Sheet. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse payment of their share of any annual excess cash flow payment. In the three months ended March 31, 2012, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, certain lenders elected to refuse their portion of the 2011 excess cash flow payment. As of March 31, 2012, the total amount of 2011 excess cash flow payments refused was approximately $14.0 million. Accordingly, the Company has reclassified this refused amount and it is reflected as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2012. The amount that may be payable as an excess cash flow payment in 2013 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended March 31, 2012.

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

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic subsidiary of the Company (subject to certain exceptions).

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

As of March 31, 2012 and December 31, 2011, the Company was in compliance with the Senior Secured Credit Facilities covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During the three months ended March 31, 2012 and 2011, the Company paid interest on the Senior Notes of $35.9 million and $36.3 million, respectively.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of March 31, 2012 and December 31, 2011. This call feature is being marked to market over the period it is active.

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

As of March 31, 2012 and December 31, 2011, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, net of amortization for the three months ending March 31, 2012 and for the year ended December 31, 2011, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At March 31, 2012 and December 31, 2011, the Company had $11.9 million and $29.9 million of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets, respectively. During the three months ended March 31, 2012 and 2011, the Company recorded $1.2 million $1.1 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total Borrowings

Total borrowings consisted of the following at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011

Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	13,450	56,417

Net Short-Term Debt:	$13,450	$56,417

Long-Term Debt:
Term Loan Facility	$1,289,131	$1,278,495
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(32,727)	(34,278)
Less Original Issue Discount—Senior Notes	(13,891)	(14,433)

Net Long-Term Debt	$1,942,513	$1,929,784

The future minimum principal payment obligations due per the new Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$10,088
2013	$13,450
2014	$13,450
2015	$13,450
2016	$13,450
2017 and thereafter	$1,938,693

Total	$2,002,581

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

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and the Company has determined the hedging relationship to be highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700 million of principal payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of March 31, 2012 and December 31, 2011, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.2 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Condensed Consolidated Balance Sheet and the loss recognized in AOCI related to the interest rate caps for the following periods ended (in thousands):

	Balance Sheet Location	March 31, 2012	December 31, 2011
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$215	$583

(In thousands, except per share amounts)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Amount of loss recognized in other comprehensive income, net of taxes:

Interest rate caps	$218	$197

During the three months ended March 31, 2012, $0.4 million was reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.6 million from AOCI to the Consolidated Statement of Operations in the next twelve months. No amounts related to the derivative financial instruments were reclassified from AOCI to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2011.

16. Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During the three months ended March 31, 2012 and 2011, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million. The amount due to such affiliates of the Sponsors at March 31, 2012 and December 31, 2011 was approximately $0.8 million and is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2012, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 3 “Stock-Based Compensation” for further discussion of the associated long-term restricted stock liability.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of March 31, 2012 up through the issuance of these financial statements.

18. Guarantor Subsidiaries

On July 29, 2010, the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 14. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 14, (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facility, described in Note 14.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, the Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011, respectively, of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUE	$22,092	$130,638	$76,751	$(12,949)	$216,532
COSTS AND EXPENSES:
Cost of services	10,095	38,510	26,541	(472)	74,674
Selling, general and administrative	20,508	31,839	28,739	(12,478)	68,608
Depreciation	2,868	4,346	2,430	—	9,644
Amortization	3,220	21,485	9,852	—	34,557

Total costs and expenses	36,691	96,180	67,562	(12,950)	187,483

(LOSS) INCOME FROM OPERATIONS	(14,599)	34,458	9,189	1	29,049
Interest (expense) income, net	(37,876)	(81)	134	(1)	(37,824)
Other income, net	242	—	5,543	(5,538)	247

(LOSS) INCOME BEFORE INCOME TAXES	(52,233)	34,377	14,866	(5,538)	(8,528)
Income tax (benefit) expense	(21,335)	13,991	7,608	—	264
Equity earnings of subsidiaries, net of taxes	27,644	—	—	(27,644)	—

NET (LOSS) INCOME	$(3,254)	$20,386	$7,258	$(33,182)	$(8,792)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

REVENUE	$22,054	$127,115	$75,404	$(13,117)	$211,456
COSTS AND EXPENSES:					—
Cost of services	9,284	38,231	23,794	131	71,440
Selling, general and administrative	20,129	30,836	26,892	(13,242)	64,615
Depreciation	2,641	4,957	2,400	—	9,998
Amortization	3,528	30,809	13,561	—	47,898

Total costs and expenses	35,582	104,833	66,647	(13,111)	193,951

(LOSS) INCOME FROM OPERATIONS	(13,528)	22,282	8,757	(6)	17,505

Interest expense, net	(41,682)	(68)	(147)	—	(41,897)
Other income (expense), net	214	(565)	—	—	(351)

Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(80,446)	21,649	8,610	(6)	(50,193)
Income tax (benefit) expense	(32,615)	8,659	949	—	(23,007)
Equity earnings of subsidiaries, net of taxes	21,216	—	—	(21,216)	—

NET (LOSS) INCOME	$(26,615)	$12,990	$7,661	$(21,222)	$(27,186)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(3,254)	$20,386	$7,258	$(33,182)	$(8,792)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	60	—	—	—	60
Foreign currency translation adjustments	—	—	33,514	(17,407)	16,107
Pension adjustment, net of tax	—	—	(10)	—	(10)
Change in value of hedged interest rate caps, net of tax	(218)	—	—	—	(218)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive (loss) income, net of tax	65	—	33,504	(17,407)	16,162

COMPREHENSIVE (LOSS) INCOME	$(3,189)	$20,386	$40,762	$(50,589)	$7,370

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(26,615)	$12,990	$7,661	$(21,222)	$(27,186)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	25	—	—	—	25
Foreign currency translation adjustments	—	—	37,540	(17,180)	20,360
Pension adjustment, net of tax	—	—	79	—	79
Change in value of hedged interest rate caps, net of tax	(197)	—	—	—	(197)

Total other comprehensive (loss) income, net of tax	(172)	—	37,619	(17,180)	20,267

COMPREHENSIVE (LOSS) INCOME	$(26,787)	$12,990	$45,280	$(38,402)	$(6,919)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$284	$71,212	$132,524	$—	$204,020

Short-term investments	—	—	14,710	—	14,710
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,728	79,235	44,912	—	132,875
Due from affiliate	—	486,683	338,858	(825,541)	—
Prepaid expenses and other current assets	7,153	6,273	12,551	—	25,977
Income tax receivable	854	5,243	158	—	6,255
Deferred income taxes	4,569	28,068	7,483	—	40,120

Total current assets	21,588	676,714	551,196	(825,541)	423,957

Property and equipment, net	49,794	43,278	34,411	—	127,483
Goodwill	147,894	1,068,125	427,250	—	1,643,269
Intangible assets, net	79,079	1,218,122	494,504	—	1,791,705
Deferred financing costs, net	51,978	—	—	—	51,978
Other assets	757	1,495	2,351	394	4,997

Investment in subsidiaries	3,475,773	384,944	1,321,302	(5,182,019)	—

Total Assets	$3,826,863	$3,392,678	$2,831,014	$(6,007,166)	$4,043,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$253	$8,220	$9,045	$—	$17,518
Accrued liabilities	23,004	23,260	26,596	—	72,860
Payables to affiliates	485,283	—	339,771	(825,054)	—
Borrowings, current	13,450	—	—	—	13,450
Interest payable	12,569	58	—	—	12,627
Income taxes payable	1,145	7,030	10,351	—	18,526
Deferred revenue	7,935	4,995	18,542	—	31,472

Total current liabilities	543,639	43,563	404,305	(825,054)	166,453

Income taxes payable	621	3,814	1,907	—	6,342
Deferred tax liabilities	72,245	443,793	122,352	—	638,390
Other liabilities	39,536	8,537	13,309	—	61,382
Borrowings, net of current portion and original issue discount	1,942,513	—	—	—	1,942,513

Total Liabilities	2,598,554	499,707	541,873	(825,054)	2,815,080

Total Stockholders’ Equity	1,228,309	2,892,971	2,289,141	(5,182,112)	1,228,309

Total Liabilities and Equity	$3,826,863	$3,392,678	$2,831,014	$(6,007,166)	$4,043,389

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$284	$117,468	$144,400	$—	$262,152
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,764	79,523	29,961	—	118,248
Due from affiliate	10,309	397,121	324,783	(732,213)	—
Prepaid expenses and other current assets	9,288	6,384	11,747	—	27,419
Income tax receivable	854	5,243	154	—	6,251
Deferred income taxes	4,584	28,160	9,537	—	42,281

Total current assets	34,083	633,899	520,582	(732,213)	456,351

Property and equipment, net	45,500	45,178	31,611	—	122,289
Goodwill	147,341	1,064,133	425,652	—	1,637,126
Intangible assets, net	82,298	1,239,607	496,212	—	1,818,117
Deferred financing costs, net	54,478	—	—	—	54,478
Other assets	1,172	1,648	2,095	395	5,310

Investment in subsidiaries	3,423,531	384,944	1,305,634	(5,114,109)	—

Total Assets	$3,788,403	$3,368,409	$2,781,786	$(5,845,927)	$4,093,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$255	$10,271	$7,385	$—	$17,911
Accrued liabilities	31,956	30,289	26,969	—	89,214
Payables to affiliates	396,617	—	335,108	(731,725)
Borrowings, current	56,417	—	—	—	56,417
Interest payable	30,523	61	—	—	30,584
Income taxes payable	557	3,420	3,031	—	7,008
Deferred revenue	7,942	5,538	11,464	—	24,944

Total current liabilities	524,267	49,579	383,957	(731,725)	226,078

Income taxes payable	1,276	7,836	1,794	—	10,906
Deferred tax liabilities	73,227	449,821	124,042	—	647,090
Other liabilities	39,944	8,169	11,795	—	59,908
Borrowings, net of current portion and original issue discount	1,929,784	—	—	—	1,929,784

Total Liabilities	2,568,498	515,405	521,588	(731,725)	2,873,766

Total Stockholders’ Equity	1,219,905	2,854,004	2,260,198	(5,114,202)	1,219,905

Total Liabilities and Equity	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$39,596	$(42,897)	$4,964	$115	$1,778

Cash flows from investing activities:
Purchase of property and equipment	(6,849)	(3,270)	(4,501)	—	(14,620)
Purchases of short-term investments	—	—	(14,677)	—	(14,677)

Net cash used in investing activities	(6,849)	(3,270)	(19,178)	—	(29,297)

Cash flows from financing activities:
Principal payments on long-term debt	(32,331)	—	—	—	(32,331)
Principal payments on capital leases	—	(89)	—	—	(89)
Payment of interest rate cap	(416)	—	—	—	(416)

Net cash used in financing activities	(32,747)	(89)	—	—	(32,836)

Effect of change in exchange rates on cash and cash equivalents	—	—	2,338	(115)	2,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(46,256)	(11,876)	—	(58,132)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$71,212	$132,524	$—	$204,020

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash (used in) provided by operating activities	$(8,332)	$(5,049)	$21,660	$527	$8,806

Cash flows from investing activities:

Purchase of property and equipment	(1,686)	(4,184)	(1,794)	(128)	(7,792)
Business and asset acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(1,686)	(4,184)	(1,775)	(128)	(7,773)

Cash flows from financing activities:
Proceeds from long term debt, net of issuance costs	1,358	—	—	—	1,358
Proceeds from issuance of parent company common stock	8,850	—	—	—	8,850

Net cash provided by financing activities	10,208	—	—	—	10,208

Effect of change in exchange rates on cash and cash equivalents	(170)	(1)	2,052	(399)	1,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20	(9,234)	21,937	—	12,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238	$38,276	$97,913	$—	$136,427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended March 31, 2012 and 2011 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are wholly-owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”). This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, effective for the fourth quarter of 2011, the composition and description of our reportable segments was changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011, and reflects the way we approach the market and analyze operating performance. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, ultra low latency infrastructure services, hosted web applications and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 6 “Segment Information” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $149.7 million, or 69.1%, of our revenue for the three months ended March 31, 2012.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate ultra low latency electronic trading as well as support other applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations. The Trading Solutions segment accounted for $66.9 million, or 30.9%, of our revenue for the three months ended March 31, 2012.

Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), are made throughout this Quarterly Report on Form 10-Q. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, including those detailed under the heading, “Risk Factors” in Item 1A in Part II, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report. Other than disclosed below, no material changes to important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements have been identified that differ from those disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. More specifically, we are investing in internal development programs in ways that can enable us to deliver high-value services and solutions, and extend our global reach. In particular, we plan to continue expanding our market coverage, adding additional resources in growth-oriented international markets, and developing new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

To support the aforementioned product development activities, we continue to advance programs that can further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, use and distribution of the content that supports our core real-time, intraday and end-of-day evaluations and listed market pricing and various other reference data services. In addition, strategic acquisitions have complemented our internal investment activities in the past, and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives.

We have historically invested our financial resources in organic growth initiatives and strategic acquisitions. As a result of the merger transaction described in Note 3, “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Merger”), we have incurred significant debt and our payment obligations for our debt have reduced, and will continue to reduce, our cash flow. However, even given these new uses of cash, we believe our business will continue to generate sufficient cash flow from operations to fund our currently planned, growth-oriented initiatives as well as other elements of our strategy.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this time, we have maintained positive overall revenue growth, although certain of our business areas have experienced modestly declining or unchanged revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist throughout 2012. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

We believe that the following trends will influence the growth of the financial information services industry in general and certain of our offerings in particular.

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

•

Increased focus on cost containment and operational efficiency: During the past 12 months, a number of large financial institutions took actions to downsize their organizations and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. The cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

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

Our Pricing and Reference Data segment has continued to grow into 2012 due to expansion within our evaluated pricing and reference data product areas, primarily in the U.S. and the Asia-Pacific regions. Key factors for the growth within these product areas were strong revenue retention rates, increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments evolve.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and the segment’s annualized quarterly revenue retention rate at the end of the first quarter of 2012 and the first quarter of 2011 was approximately 94%. In filings preceding our Annual Report on Form 10-K for the year ended December 31, 2011, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The ongoing focus by financial institutions to control spending has impacted various product areas within our Trading Solutions segment. For example, our real-time feeds product area experienced higher cancellations during the first quarter of 2012 while sales cycles for various offerings within Trading Solutions have been extended. At the same time, however, we have continued to expand our trading infrastructure services product area due to our ability to capitalize on opportunities in this market segment. In addition to the aforementioned focus by customers on controlling costs, our hosted web applications and workstation area has been challenged by ongoing softness in the active trader segment. Our Trading Solutions segment’s growth is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of March 31, 2012, we supported approximately 81,500 total subscribers worldwide, which declined by approximately 7% from 87,500 total subscribers in the same period last year. Subscriber declines primarily within our active trader platforms, including those that are offered by brokerage firms to their active trader clients, were partially offset by subscriber growth for our wealth management workstations in the U.S. In our prior filings, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

Results of Operations

Selected Financial Data

(In thousands)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	% Change
REVENUE	$216,532	$211,456	2.4%

COSTS AND EXPENSES:
Cost of services	74,674	71,440	4.5%
Selling, general and administrative	68,608	64,615	6.2%
Depreciation	9,644	9,998	(3.5)%
Amortization	34,557	47,898	(27.9)%

Total costs and expenses	187,483	193,951	(3.3)%

INCOME FROM OPERATIONS	29,049	17,505	65.9%
Interest expense, net	(37,824)	(41,897)	(9.7)%
Other income / (expense), net	247	(351)	(170.4)%
Loss on extinguishment of debt	—	(25,450)	(100.0)%

LOSS BEFORE INCOME TAXES	(8,528)	(50,193)	(83.0)%
Income tax expense / (benefit)	264	(23,007)	(101.1)%

NET LOSS	$(8,792)	$(27,186)	(67.7)%

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

When presenting our results, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Presentation of our results using constant exchange rates is not in accordance with accounting principles generally accepted in the United States (“GAAP”).

Purchase Price Allocation Adjustment to Deferred Revenue

In connection with the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount was amortized over the remaining terms of the related contracts and was allocated among our segments and businesses through the end of the year ended December 31, 2011. As such, there is no impact related to the purchase price allocation adjustment to deferred revenue in the three months ended March 31, 2012; however, this adjustment reduced revenue by approximately $0.6 million in the three months ended March 31, 2011. Based on this, we include 2011 revenue amounts adjusted to exclude the impact of the purchase price allocation adjustment because we believe this facilitates period-over-period comparisons and provides useful information to investors regarding underlying business trends.

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

(In thousands)	2012	2011	% Change	Effects of Deferred Revenue Adjustment 2011	2012 Foreign Exchange	Combined 2011 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$149,660	$144,138	3.8%	$450	$365	$144,588	$150,025	3.8%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,226	$27,876	(2.3)%	$18	$105	$27,894	$27,331	(2.0)%
Hosted Web Applications and Workstations	39,646	39,442	0.5%	173	480	39,615	40,126	1.3%

Total Trading Solutions	$66,872	$67,318	(0.7)%	$191	$585	$67,509	$67,457	0.0%

TOTAL REVENUE	$216,532	$211,456	2.4%	$641	$950	$212,097	$217,482	2.5%

Total revenue for the three months ended March 31, 2012 increased $5.1 million, or 2.4%, to $216.5 million compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased total revenue by $1.0 million in the three months ended March 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.6 million in the three months ended March 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $5.4 million, or 2.5% to $217.5 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the British Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $5.5 million, or 3.8%, to $149.7 million in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $0.4 million in the three months ended March 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.5 million in the three months ended March 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $5.4 million, or 3.8%, to $150.0 million. This growth was primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, stemming from increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $0.5 million, or 0.7%, to $66.9 million in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $0.6 million in the three months ended March 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.2 million in the three months ended March 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue was essentially unchanged as growth in our trading infrastructure services, and, to a lesser extent, our hosted web applications services, was offset by lower real-time feeds and active trader-related workstation revenue. In addition, first-quarter 2011 Trading Solutions revenue benefited from higher one-time revenue in the trading infrastructure services area related to new client installations.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended March 31,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	2012 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$74,674	$71,440	4.5%	$559	$75,233	5.3%

Cost of services expenses increased by $3.2 million, or 4.5%, to $74.7 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased cost of services expense by $0.6 million. Excluding the impact of foreign exchange, cost of services expenses increased by $3.8 million, or 5.3%, primarily due to an increase in personnel expenses of approximately $3.7 million composed of a $1.8 million increase in salaries expense and a $1.9 million increase in payroll-related taxes and associated expenses arising from the increase in salaries and increased bonus payments in the three months ended March 31, 2012 compared with the same period in 2011. Cost of services expense as a percentage of revenue was 34.5% in the three months ended March 31, 2012 compared with 33.8% in the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended March 31,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SGA (Non-GAAP)	2012 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$68,608	$64,615	6.2%	$346	$68,954	6.7%

During the three months ended March 31, 2012, selling, general and administrative expenses increased by $4.0 million, or 6.2%, to $68.6 million compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $0.3 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $4.3 million, or 6.7%. The increase to expense in the three months ended March 31, 2012 compared with the same period in 2011 primarily related to (1) an increase in outside professional services of $1.2 million due to increased use of third-party service providers on development projects; (2) an increase in commissions paid to third parties of $1.0 million due to timing of changes in contractual terms, and increased usage; (3) an increase in transactional foreign exchange losses on operating activities of $0.9 million; and (4) increased travel expenses of $0.7 million. Selling, general, and administrative expenses as a percentage of revenue was 31.7% in the three months ended March 31, 2012 compared with 30.6% for the three months ended March 31, 2011.

Depreciation

	Three Months Ended March 31,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	2012 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$9,644	$9,998	(3.5)%	$55	$9,699	(3.0)%

During the three months ended March 31, 2012, depreciation expense decreased by $0.4 million, or 3.5%, to $9.6 million compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased depreciation expense by less than $0.1 million. Excluding the impact of foreign exchange, depreciation expense decreased by $0.3 million, or 3.0%. The decrease is primarily related to assets that were being depreciated in the three months ended March 31, 2011 having reached the end of their useful lives in the prior year.

Amortization

	Three Months Ended March 31,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	2012 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$34,557	$47,898	(27.9)%	$153	$34,710	(27.5)%

During the three months ended March 31, 2012, amortization expense decreased by $13.3 million, or 27.9%, to $34.6 million compared with the three months ended March 31, 2011. The change in foreign exchange rates decreased amortization expense by $0.2 million. Excluding the impact of foreign exchange, amortization expense decreased by $13.2 million, or 27.5%. The decrease in amortization is attributed to the extension of the useful lives of our completed technologies that occurred in the third quarter of 2011. For further information on the extension of the useful lives see Note 6 in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Consolidated Financial Information

Income from operations increased by $11.5 million, or 65.9%, to $29.1 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 and Loss before income taxes decreased by $41.7 million, or 83.0%, to a loss of $8.5 million during the three months ended March 31, 2012 compared with the three-months ended March 31, 2011. The factors that impacted those decreases are discussed above and below, other than the $25.5 million decrease in Loss before income taxes realized during the three months ended March 31, 2012 related to a non-recurring loss on extinguishment of debt being recorded in the three months ended March 31, 2011.

Net interest expense was $37.8 million for the three months ended March 31, 2012 compared with net interest expense of $41.9 million for the three months ended March 31, 2011. The period-over-period difference results from lower interest expense related to a decreases in the interest rate on our Term Loan Facility as a result of the refinancing that occurred in February 2011 being realized for three months in 2012 versus 2.5 months in 2011 and an additional 0.50% decrease in interest rate due to our achievement of certain leverage ratios in the third quarter of 2011 being realized during the three months ended March 31, 2012 and not during the same period in 2011. For further information on our Term Loan Facility, see Note 14 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

We determine our periodic income tax expense based on the current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of its annual effective tax rate. For the three months ended March 31, 2012, our quarterly effective tax rate after discrete items was a 3.1% expense as compared to a 45.8% benefit for the three months ended March 31, 2011. The estimated annual effective tax rate for the three months ended March 31, 2012 was a 25.7% benefit, excluding the net discrete tax benefit of $1.9 million recorded in the first quarter of 2012. The net discrete benefit in the first quarter was primarily attributable to a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions and tax rate changes in various foreign jurisdictions offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the first quarter estimated annual effective tax rate in relation to the prior year first quarter effective tax rate is generally related to an expected increase in the full year taxable income in foreign jurisdictions in 2012 when compared to 2011 and lower losses in the U.S. in 2012 when compared to 2011. Also, in 2012 we have not recorded a tax benefit in the first quarter for the U.S. Research and Development tax credit as the law allowing for the credit has not been extended beyond December 31, 2011.

There were no material changes to our unrecognized tax benefits in the first quarter. As of March 31, 2012, we had approximately $12.0 million of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.2 million and less than $0.1 million were provided in income tax expense for uncertain tax positions for the three months ended March 31, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.2 million and $1.0 million have been provided at March 31, 2012 and December 31, 2011, respectively.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $204.0 million, liquid short-term investments of $14.7 million, and had $155.5 million available under our Revolving Credit Facility. Of these balances, $132.5 million and $14.7 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and certain acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

The following table shows our level of indebtedness and certain other information as of March 31, 2012:

(in thousands)	As of March 31, 2012
Revolving credit facility(1)	$—
Term loan facility(2)	1,302,581
Senior unsecured notes(2)	700,000

Total indebtedness	$2,002,581

(1)	Our Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of March 31, 2012).
(2)	Our Term Loan Facility has a maturity date of February 11, 2018 and our Senior Notes due 2012 have a maturity date of August 1, 2018. Refer to Note 14 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2012 versus three months ended March 31, 2011

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flow provided by (used in):
Operating activities	$1,778	$8,806
Investing activities	(29,297)	(7,773)
Financing activities	(32,836)	10,208
Effect of exchange rates on cash balances	2,223	1,482

Net (decrease) increase in cash and cash equivalents	$(58,132)	$12,723

Operating Activities

Net cash provided by operating activities decreased by $7.0 million, or 79.8%, to $1.8 million for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The decrease in operating cash flow is related to a combination of factors. First, we benefited from net period-over-period increases in operating cash flows of $3.5 million related to a decrease in severance payments made in the three months ended March 31, 2012 compared with the same period in 2011. Second, we benefited from a $4.2 million increase in operating cash flows related to a decrease in cash interest paid in the three months ended March 31, 2012 compared with the same period in 2011 due to lower interest rates resulting from the refinancing of the Term Loan Facility and reductions in outstanding principal. Finally, we benefited from a $0.9 million increase in operating cash flows from landlord reimbursements based on lease terms that did not occur in the three months ended March 31, 2011. These benefits to operating cash flows were more than offset by decreases in our operating cash flows of $6.4 million and $9.0 million, respectively, due to increases in cash payments for bonuses and taxes in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The increase in taxes paid period over period is due to our having paid net taxes of $1.4 million during the three months ended March 31, 2012 where we received net tax refunds of $7.6 million in the three months ended March 31, 2011.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2011 and we expect we will maintain such status through 2012, based on our results of operations to date and expected results for fiscal 2012, including our use of net operating loss carry-forwards.

Investing Activities

When compared with the three months ended March 31, 2011, net cash used in investing activities increased by $21.5 million, or 276.9%, to $29.3 million in the three months ended March 31, 2012. This increase is primarily due to the purchase of $14.7 million in short-term investments in the three months ended March 31, 2012 with no similar activity in 2011 and an increase in purchases of property and equipment of $6.8 million primarily related to ongoing development initiatives in the three months ended March 31, 2012 when compared with the same period in 2011.

We have no material capital expenditure commitments.

Financing Activities

When compared with the three months ended March 31, 2011, net cash used in financing activities increased by $43.0 million, or 421.7%, from net cash provided by financing activities of $10.2 million in the three months ended March 31, 2011 to net cash used in financing activities of $32.8 million in the three months ended March 31, 2012. The change is due to receipts of cash related to issuances of long-term debt and restricted parent company common stock that comprised the $10.2 million net cash provided by financing activities in the three months ended March 31, 2011 not recurring in 2012 and being replaced by principal payments on long-term debt and payment on the interest rate cap of $32.3 million and $0.4 million, respectively, in the three months ended March 31, 2012.

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

Debt related to the Merger

Overview

On February 11, 2011, we completed a refinancing of our legacy Term Loan Facility (the “Legacy Term Loan Facility”) through an amendment to our credit agreement (the “Senior Secured Credit Facilities”). The terms of the refinanced Term Loan Facility (the “Term Loan Facility”) provides for, among other things, the following:

•	a Term Loan Facility LIBOR borrowing rate of LIBOR plus 3.5%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a Term Loan Facility LIBOR floor of 1.25%,

•	an extension of the maturity date of Term Loan Facility to February 11, 2018,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2011, and

•	an increase in the principal amount of the Term Loan Facility to $1.345 billion.

•

a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. dollars, Euros and British Pounds with a term of five years expiring July 2015.

Interest Rate and Fees

Interest on the Term Loan is payable at a rate equal to, at our option either (a) LIBOR plus an applicable margin of 3.50% (subject to our achieving a Total Leverage Ratio of 5.75:1 when the margin decreases to 3.25%) or (b) the highest of (1) the prime commercial lending rate published by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin (Refer to Note 14 “Debt”). We have made a determination that we will elect option (a) on a prospective basis. As of March 31, 2012 our total leverage ratio was below 5.75:1 resulting in an interest rate of 4.50% composed of a LIBOR floor of 1.25% and applicable margin of 3.25%. In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate from January 1, 2012 through March 31, 2012. Refer to Note 15 “Derivatives” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5:1. As of March 31, 2012, our total leverage ratio was below 5:1 resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the three months ended March 31, 2012, we made scheduled principal payments totaling $3.4 million related to the Term Loan Facility.

Prepayments

The Senior Secured Credit Facilities requires us to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of the our annual Excess Cash Flow (which percentage will be reduced to 25% if the our total leverage ratio is less than 4.75x and to 0% if our total leverage ratio is less than 4.00x);

•	100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

Determination of the annual Excess Cash Flow payment (“ECF”), as described in the credit agreement, is based on pre-established formulas included in the credit agreement. The first determination of the annual ECF prepayment requirement was for the fiscal year ended December 31, 2011, and payment was due 90 days from that date. As of December 31, 2011, we determined that the amount due to lenders as an ECF under the terms of the credit agreement was approximately $43.0 million and included the calculated ECF in Borrowings, current in our Consolidated Balance Sheet. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse payment of their share of any annual ECF. In the three months ended March 31, 2012, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2011, certain lenders elected to refuse their portion of the 2011 ECF. As of March 31, 2012, the total amount of 2011 ECF refused was approximately $14.0 million. Accordingly, we have reclassified this refused amount and it is reflected as long-term in the Condensed Consolidated Balance Sheet as of March 31, 2012. The amount that may be payable as an ECF in 2013 cannot currently be reliably estimated and therefore no portion of our outstanding debt from its Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended March 31, 2012.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. Pursuant to the terms of the Senior Notes, we paid interest payments of $35.9 million and $36.3 million during the three months ended March 31, 2012 and 2011, respectively.

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

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. Refer to Note 14, “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our senior secured credit facility and senior notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$10,088
2013	$13,450
2014	$13,450
2015	$13,450
2016	$13,450
2017 and thereafter	$1,938,693

Total	$2,002,581

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended
	March 31,
	($ in thousands)
	2012	2011
Net Loss	$(8,792)	$(27,186)
Interest expense	37,824	41,897
Other (income) loss	(247)	351
Income tax expense (benefit)	264	(23,007)
Depreciation and amortization	44,201	57,896

EBITDA	73,250	49,951

Adjustments:
Stock-based compensation	831	768
Other non-recurring charges (2)	809	25,911
Other charges (3)	1,531	209
Pro forma cost savings (4)	7,500	7,500

Pro Forma Adjusted EBITDA (Covenant EBITDA)	83,921	$84,339

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and certain severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2011.

Commitments and Contingencies

As of March 31, 2012, there have been no material changes to our commitments and contingencies since December 31, 2011.

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

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. This was the case with regard to the recent global financial crisis, which did adversely affect our sales and revenue results, as further described in management’s discussion and analysis of financial results for current and prior periods. Our exposure in the United States in this area could be mitigated in part by our service offerings in non-U.S. markets, and vice versa.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 became effective for us January 1, 2012. Adopting the provisions of ASU 2011-04 did not have a material impact on our financial position, results of operations or cash flows.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), regarding ASC Topic 220 “Comprehensive Income”. ASU 2011-05 requires that an entity present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 additionally required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements regardless of which approach to presentation is selected; however, ASU 2011-12 issued in December 2011 indefinitely deferred this requirement. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public filers, ASU 2011-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2011. We adopted the provisions of ASU 2011-05 for the year ended December 31, 2011 and have provided the separate financial statements and disclosures as appropriate under the pronouncement in our filings since that date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the U.K. pound and the Euro to US dollar exchange rates due to the significant size of our operations in Europe. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Total revenue for the three months ended March 31, 2012 and 2011 and long lived assets as of March 31, 2012 and December 31, 2011 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenue:
United Kingdom	$21,805	$21,146
All other European countries	30,126	31,718
Asia Pacific	12,259	10,573
Rest of World	3,329	2,114

Total	$67,519	$65,551

	As of
	March 31,	December 31,
	2012	2011
Long-Lived Assets:
United Kingdom	$602,523	$589,793
All other European countries	151,480	149,949
Asia Pacific	167,493	174,223

	$921,496	$913,965

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and associated interest rate caps. As of March 31, 2012, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 0.47% at March 31, 2012, our minimum interest rate is set at 1.25% (plus an applicable percentage). The current interest rate is 4.50%. An increase of 1% in our variable rate above our March 31, 2012 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $11.5 million. As of March 31, 2012, approximately 54.0% of this exposure is hedged with the interest rate caps. Please refer to Note 15 “Derivatives” and Note 14 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation from time to time with a portion of the defense and/or settlement cost being covered, in some cases, by various commercial liability insurance policies and third party indemnifications. We believe that there is no litigation pending against us that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I—Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 4, 2012	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: May 4, 2012	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer