Form 10-Q
period 2012-06-30
INTERACTIVE DATA CORP/MA/
filed 2012-08-07
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(781) 687-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

*	The registrant is a voluntary filer.

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of August 3, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	$221,243	$216,344	$437,775	$427,800
COSTS AND EXPENSES:
Cost of services	73,789	75,509	148,463	146,949
Selling, general and administrative	64,475	61,621	133,083	126,236
Depreciation	10,160	10,594	19,804	20,592
Amortization	34,517	48,417	69,074	96,315

Total costs and expenses	182,941	196,141	370,424	390,092

INCOME FROM OPERATIONS	38,302	20,203	67,351	37,708
Interest expense, net	(37,168)	(38,738)	(74,992)	(80,635)
Other income (expense), net	28	(2,387)	275	(2,738)
Loss on extinguishment of debt	—	—	—	(25,450)

INCOME (LOSS) BEFORE INCOME TAXES	1,162	(20,922)	(7,366)	(71,115)
Income tax expense (benefit)	1,055	(10,855)	1,319	(33,862)

NET INCOME (LOSS)	$107	$(10,067)	$(8,685)	$(37,253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$107	$(10,067)	$(8,685)	$(37,253)

Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of tax	(47)	29	13	55
Foreign currency translation adjustments	(16,838)	8,805	(732)	29,164
Pension adjustment, net of tax	(5)	(49)	(14)	30
Change in value of hedged interest rate caps, net of tax	(59)	(1,841)	(277)	(2,038)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	0	446	0

Total other comprehensive (loss) income, net of tax	(16,726)	6,944	(564)	27,211

Comprehensive loss	$(16,619)	$(3,123)	$(9,249)	$(10,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	Unaudited	Audited
	June 30,	December 31,
	2012	2011
ASSETS
Assets:
Cash and cash equivalents	$248,633	$262,152
Short-term investments	17,465	—
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,137 and $5,152 at June 30, 2012 and December 31, 2011, respectively	133,014	118,248
Prepaid expenses and other current assets	25,331	27,419
Income tax receivable	6,247	6,251
Deferred tax assets	34,570	42,281

Total current assets	465,260	456,351

Property and equipment, net	133,944	122,289
Goodwill	1,636,598	1,637,126
Intangible assets, net	1,748,743	1,818,117
Deferred financing costs, net	49,603	54,478
Other assets	4,695	5,310

Total Assets	$4,038,843	$4,093,671

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$16,711	$17,911
Accrued liabilities	79,013	89,214
Borrowings, current	—	56,417
Interest payable	30,475	30,584
Income taxes payable	21,533	7,008
Deferred revenue	30,441	24,944

Total current liabilities	178,173	226,078

Income taxes payable	6,869	10,906
Deferred tax liabilities	626,386	647,090
Other liabilities	55,786	59,908
Borrowings, net of current portion and original issue discount	1,958,226	1,929,784

Total Liabilities	$2,825,440	$2,873,766

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in-capital	1,336,091	1,333,344
Accumulated loss	(132,264)	(123,579)
Accumulated other comprehensive income	9,576	10,140

Total stockholders’ equity	1,213,403	1,219,905

Total Liabilities and Equity	$4,038,843	$4,093,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2011	10	—	$1,333,344	$ (123,579)	$10,140	$1,219,905

Equity contribution from the parent company	—	—	637	—	—	637

Stock-based compensation (Note 3)	—	—	2,110	—	—	2,110

Other comprehensive loss (Note 12)	—	—	—	—	(564)	(564)

Net loss	—	—	—	(8,685)	—	(8,685)

Balance, June 30, 2012	10	—	$1,336,091	$(132,264)	$9,576	$1,213,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,685)	$(37,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,878	116,907
Amortization of deferred financing costs and accretion of notes discounts	8,929	9,027
Deferred income taxes	(12,569)	(39,213)
Stock-based compensation (Note 3)	1,705	1,788
Non-cash interest expense	753	—
Provision (recovery) for doubtful accounts and sales credits	1,998	(764)
Loss on dispositions of fixed assets	13	126
Loss on extinguishment of debt	—	25,450
Changes in operating assets and liabilities, net	(12,048)	(6,443)

NET CASH PROVIDED BY OPERATING ACTIVITIES	68,974	69,625

Cash flows from investing activities:
Purchase of property and equipment	(31,890)	(17,885)
Business and asset acquisitions, net of acquired cash	—	19
Purchase of short-term investments	(17,548)	—

NET CASH USED IN INVESTING ACTIVITIES	(49,438)	(17,866)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	(3,363)
Principal payments on capital leases	(171)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	1,358
Payment of interest rate cap	(832)	—
Capital contribution resulting from issuance of restricted parent company common stock	—	11,850
Capital contribution resulting from exercise of parent company stock options	637	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,395)	9,845

Effect of change in exchange rates on cash and cash equivalents	(660)	2,708

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,519)	64,312
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,152	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,633	$188,016

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

The Company is wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

3. Stock-Based Compensation

Employee Stock Option Plan

On August 4, 2010, Holdings adopted its 2010 Stock Incentive Plan (the “Plan”). The Plan, as amended on September 15, 2010, and January 5, 2011, reserves 135.4 million shares of Holdings Common Stock (subject to adjustment for certain corporate transactions) for issuances of stock-based awards to the Company’s employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of Holdings Common Stock acquired pursuant to awards granted under the Plan will be subject to certain transfer restrictions and repurchase rights set forth in the Plan.

Stock-based Compensation Expense and Valuation Assumptions

For the three and six month periods ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cost of services	$290	$455	$559	$800

Selling, general and administrative	584	565	1,146	988

Stock-based compensation expense before income taxes	874	1,020	1,705	1,788
Income tax benefit	491	390	813	683

Stock-based compensation expense after income taxes	$383	$630	$892	$1,105

(a)	During the three and six months ended June 30, 2012, total stock compensation expense before income taxes was $1.1 million and $2.1 million, respectively, prior to the capitalization of $0.2 million and $0.4 million, respectively, as part of ongoing development initiatives.

During the six months ended June 30, 2012, there were no excess tax benefits related to the exercise of stock options. There were no excess tax benefits realized for the six month period ended June 30, 2011 as no stock related activity that would result in an excess benefit occurred.

Assumptions and Fair Values

The Company estimated the fair value of stock options granted with service-based conditions on the date of grant using a Black-Scholes model. The Company estimated the fair value of stock options granted with performance-based or market-based vesting conditions on the date of grant using the Monte Carlo Simulation model. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of Holdings Common Stock, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

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

For stock options with performance-based or market-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved and, in the case of a market condition, considers a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a Holdings change in control or a public offering of Holdings Common Stock.

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

For share-based awards granted during the three-month periods ended March 31, 2012 and June 30, 2012, the Board of Directors of the Company valued Holdings Common Stock at $1.15 and $1.18 per share, respectively. This share price was based on the results of a valuation analysis performed as of December 31, 2011 and April 30, 2012, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of June 30, 2012. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the three- or six-month periods ended June 30, 2012 or 2011, for options with market-based and performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering.

The fair value of stock options granted during the six months ended June 30, 2012 and 2011 under the Plan was estimated as of the grant-date using the Black Scholes model for service based options or Monte Carlo simulation model for awards with performance-based and market-based conditions, with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Risk free interest rate	1.2%	2.6%
Expected term (in years)	6.1	6.2
Weighted average expected volatility	81.0%	79.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of underlying Holdings shares	$1.17	$1.00

The weighted average grant-date fair value of options granted under the Plan for the six months ended June 30, 2012 and 2011 was $0.60 and $0.56, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo Simulation models used for each performance-based and market-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Total unrecognized compensation expense related to stock-based awards and restricted stock at June 30, 2012 is $87.1 million, net of forfeitures. Of this amount, $62.9 million relates to unvested employee stock option awards issued under the Plan with $13.6 million relating to awards that become exercisable based on service-based vesting conditions and $49.3 million relating to awards that vest upon the occurrence of performance conditions (a change in control or a public offering of Holdings Common Stock and achievement of specified returns on the Sponsors’ investment). Compensation expense for service-based vesting awards will be recognized over an implicit and/or explicit weighted average service period of 3.5 years and compensation expense for performance-based vesting awards will be recognized upon the occurrence of a performance condition. The remaining $24.2 million relates to shares of Holdings restricted stock held by certain executives. Compensation expense for these shares of Holdings restricted stock will be recognized upon a Holdings change in control or public offering of Holdings Common Stock.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the six months ended June 30, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2011	126,578	$1.00
Granted	3,150	1.17
Exercised	(750)	1.00
Forfeited	(1,098)	1.00
Expired	—

Outstanding at June 30, 2012	127,880	$1.01	8.4	$—

Vested and unvested expected to vest at June 30, 2012	124,916	$1.00	8.4	$—
Exercisable at June 30, 2012	11,348	$1.00	8.4	$—

A summary of the status and activity for restricted stock units under the Plan for the six months ended June 30, 2012, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at December 31, 2011	36,850	$0.66	N/A
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at June 30, 2012	36,850	$0.66	N/A	—

Restricted Stock Liability

Certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share. These shares are subject to certain transfer restrictions and repurchase rights that allow Holdings, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. The proceeds received by Holdings for these shares were contributed to the Company as a capital contribution. As a result of these repurchase features, the Company has determined the proceeds Holdings received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million have been recorded in Other liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. Furthermore, due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant-date fair value. The repurchase rights lapse on a change in control or public offering of Holdings Common Stock, at which point compensation expense associated with these awards, will be recognized.

4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of cash deposits held at financial institutions and money market fund accounts. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the six months ended June 30, 2012, the Company entered into short-term investments with a total value of $17.5 million as of June 30, 2012. These investments include a $9.0 million interest bearing term deposit and $8.5 million in U.S. Treasury Bills. The Company has classified the U.S. Treasury Bills as available-for-sale and any changes in value are being recorded in accumulated other comprehensive income until realized. Both of these investments are recorded in Short-term investments on the Company’s Condensed Consolidated Balance Sheet at June 30, 2012.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of June 30, 2012:

	June 30, 2012
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$248,633	—	—	$248,633
Short Term Investments	17,465	—	—	17,465
Other (1)	3,074	—	—	3,074
Interest Rate Cap—Derivative (2)	—	115	—	115

Total Assets	$269,172	$115	$—	$269,287

	June 30, 2012
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$3,074	$—	$—	$3,074
Contingent Consideration (3)	—	—	5,100	5,100

Total Liabilities	$3,074	$—	$5,100	$8,174

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2012. Refer to Note 14, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Accrued liabilities on the Condensed Consolidated Balance Sheet at June 30, 2012 and recorded in Other liabilities at December 31, 2011. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out. For more information on the Earn-Out, refer to Note 4 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Earn-Out
Balance, December 31, 2011	$5,100
Total losses (realized or unrealized)	—
Transfers in/out of Level 3	—

Balance, June 30, 2012	$5,100

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, approximate their fair value because of the short maturity of those instruments.

The following tables provide a summary of the carrying values and fair values of the Company’s financial instruments not recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2012:

	June 30, 2012
(in thousands)	Carrying Value	Fair Value
Senior Notes due 2018	$700,000	$787,700

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018 bear interest at a fixed rate and differ from their fair value. The fair value of the Company’s Senior Notes due 2018 is based on market-based information available from public sources representing a Level 1 valuation.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Effective for the fourth quarter of 2011, the composition and description of the Company’s two reportable segments were changed resulting in two new reportable segments; Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011, and reflects the way the Company and its Chief Operating Decision Maker (“CODM”) approaches the market and analyzes operating performance. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and value-added resellers (“VARs”) such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics, management tools, and fixed income data to help manage risks and analyze the sources of investment risk and return.

Trading Solutions

The Trading Solutions segment provides customers worldwide with services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate electronic trading as well as support other systems and applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue (a):
Pricing and Reference Data	$154,338	$147,765	$303,998	$291,904
Trading Solutions	66,905	68,579	133,777	135,896

Total	$221,243	$216,344	$437,775	$427,800

Income (loss) from operations (b):
Pricing and Reference Data	$86,386	$83,370	$166,827	$164,020
Trading Solutions	10,206	11,613	20,143	21,431
Corporate and unallocated (c)	(58,290)	(74,780)	(119,619)	(147,743)

Total	$38,302	$20,203	$67,351	$37,708

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,548,898	$3,602,492
Trading Solutions	324,454	339,965
Corporate and unallocated (d)	165,491	151,214

Total	$4,038,843	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of income from operations to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income from operations (b):	$38,302	$20,203	$67,351	$37,708
Interest expense, net	(37,168)	(38,738)	(74,992)	(80,635)
Other income (expense), net	28	(2,387)	275	(2,738)
Loss on extinguishment of debt	—	—	—	(25,450)

Income (loss) before income taxes	$1,162	$(20,922)	$(7,366)	$(71,115)

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations equals income from continuing operations before interest income and income taxes and represents the measure of segment profit (loss).
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

8. Income Taxes

For the six months ended June 30, 2012, the Company’s quarterly effective tax rate after discrete items was a 17.9% expense as compared to a 47.6% benefit for the six months ended June 30, 2011. The Company’s estimated annual effective tax rate for the year ending December 31, 2012 is a 47.6% benefit. Accordingly, for the six months ended June 30, 2012 the Company calculated its interim tax provision using a 47.6% effective tax rate excluding the net discrete tax benefit of $2.2 million. The net discrete benefit in the six months ended June 30, 2012 was primarily attributable to a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions, tax rate changes in various foreign jurisdictions and favorable audit settlements being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the estimated annual tax rates, prior to the impact of discrete items, reflected in the three and six month periods ended June 30, 2012 when compared with the estimated annual effective tax rate reflected for the three and six month periods ended June 30, 2011 is primarily related to an expected increase in the full year taxable income in foreign jurisdictions in 2012 when compared with 2011 and lower losses in the U.S. in 2012 when compared with 2011. Also, the Company has not recorded a tax benefit in the six months ended June 30, 2012 for the U.S. Research and Development tax credit as the law allowing for the credit was not extended beyond December 31, 2011.

The variance from the estimated effective tax rate of 47.6% and the statutory rate of 35% relates primarily to the additional benefits associated with state taxes and income generated in lower tax jurisdictions.

The Company has an income tax receivable balance of $6.2 million at June 30, 2012. This balance is comprised of a U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Condensed Consolidated Balance Sheet at June 30, 2012.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2012. As of June 30, 2012, the Company had approximately $11.5 million of unrecognized tax benefits which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.2 million of its currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.3 million and $0.2 million were provided in income tax expense for uncertain tax positions for the six months ended June 30, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.2 million and $1.0 million have been provided at June 30, 2012 and December 31, 2011, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2010 for significant states.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		June 30, 2012			December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	3.6 years	$191,466	$(125,733)	$65,733	$191,701	$(103,803)	$87,898
Customer lists	23.8 years	1,560,862	(138,237)	1,422,625	1,561,081	(102,780)	1,458,301
Definite-lived trademarks	7.1 years	1,500	(660)	840	1,500	(558)	942
Data/ databases	5.0 years	109,557	(41,996)	67,561	109,535	(31,035)	78,500
Exchange relationships	25.0 years	16,692	(1,280)	15,412	16,781	(951)	15,830

		1,880,077	(307,906)	1,572,171	1,880,598	(239,127)	1,641,471

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	176,572	—	176,572	176,646	—	176,646

Total		$2,056,649	$(307,906)	$1,748,743	$2,057,244	$(239,127)	$1,818,117

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/12	$68,559
For year ending 12/31/13	125,862
For year ending 12/31/14	95,614
For year ending 12/31/15	82,902
For year ending 12/31/16	66,685
For years thereafter	1,132,549

Total	$1,572,171

The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2012 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total
Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126
Impact of change in foreign exchange rates (a)	45	(573)	(528)

Balance as of June 30, 2012	$1,524,607	$111,991	$1,636,598

(a)	Foreign currency translation adjustments totaling a decrease of $0.5 million primarily reflecting the strengthening of the U.S. Dollar against the U.K. Pound and the Euro during the six months ended June 30, 2012.

10. Stockholders’ Equity

As of June 30, 2012 and 2011, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

During the six months ended June 30, 2012, the Company received a capital contribution from Holdings totaling $0.6 million related to the exercise of stock options for Holdings Common Stock by Company employees. During the six months ended June 30, 2011, the Company received capital contributions totaling $11.9 million related to the purchase of shares of Holdings Common Stock by certain Company executives, $9.9 million of which was recorded as a restricted stock liability.

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

12. Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2012 are as follows:

	Unrealized Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140
Six months ended June 30, 2012 other comprehensive income (loss)	13	(732)	(14)	169	(564)

Balance, June 30, 2012	$258	$11,186	$74	$(1,942)	$9,576

The tax impact on the components of other comprehensive income was as follows (in thousands):

	Three Months Ended June 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$(80)	$33	$(47)
Foreign currency translation adjustments	(16,838)	—	(16,838)
Pension adjustments	(8)	3	(5)
Change in value of hedged interest rate caps	(99)	40	(59)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive income	$(16,649)	$(77)	$(16,726)

	Three Months Ended June 30, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized Gain on securities	$29	$—	$29
Foreign currency translation adjustments	8,805	—	8,805
Pension adjustments	(50)	1	(49)
Change in value of hedged interest rate caps	(3,105)	1,264	(1,841)

Total other comprehensive income	$5,679	$1,265	$6,944

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$21	$(8)	$13
Foreign currency translation adjustments	(732)	—	(732)
Pension adjustments	(16)	2	(14)
Change in value of hedged interest rate caps	(467)	190	(277)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	752	(306)	446

Total other comprehensive income	$(442)	$(122)	$(564)

	Six Months Ended June 30, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized Gain on securities	$55	$—	$55
Foreign currency translation adjustments	29,164	—	29,164
Pension adjustments	(60)	90	30
Change in value of hedged interest rate caps	(3,437)	1,399	(2,038)

Total other comprehensive income	$25,722	$1,489	$27,211

13. Debt

Senior Secured Credit Facilities

On February 11, 2011, the Company completed a refinancing of its Term Loan Facility (the “Term Loan Facility”) through an amendment to its credit agreement (the “Senior Secured Credit Facilities”). The terms of the amendment provide for, among other things, the following:

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

•

a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. dollars, Euros and U.K. Pounds with a term of five years expiring July 2015.

As of the date of the refinancing, the Company’s outstanding borrowings under the Term Loan Facility were $1.3 billion. The Company determined that the refinancing resulted in a modification of approximately $1.0 billion of the outstanding balance due and an extinguishment of approximately $278.2 million of the outstanding balance due.

In connection with the refinancing, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders were expensed as loss on extinguishment of debt during the six months ended June 30, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method. Additionally, the refinancing resulted in the Company recording a $25.5 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt in the six months ended June 30, 2011. This charge included $9.4 million of debt financing costs, $7.7 million of original issue discount (“OID”) and $8.4 million of costs incurred as part of the refinancing process composed of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

At June 30, 2012, the Company has recorded debt financing costs of $34.6 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $31.3 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $3.2 million and $6.7 million, respectively, in each of the three- and six-month periods ended June 30, 2012 and 2011, and is recorded as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2012 and 2011, the Company recorded and paid interest on the Term Loan Facility of $14.8 million and $16.1 million, respectively and $30.0 and $35.0 million, respectively. During the three and six months ended June 30, 2012 and 2011, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.2 million and $0.3 million, respectively and $0.5 and $0.6 million, respectively.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of June 30, 2012 and December 31, 2011, the Company had $4.5 million of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin for Revolving Credit Facility borrowings was 5.00%. The applicable margin decreases to 4.75% upon the Company attaining a total-leverage ratio of 5:1. During the six months ended June 30, 2012 the Company obtained a leverage ratio below the established threshold and its applicable margin was reduced to 4.75% in the second quarter of 2012. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During each of the three and six month periods ended June 30, 2012 and 2011, the Company recorded and paid commitment fees on letters of credit of less than $0.1million.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon the Company’s achievement of a total leverage ratio of 5.75:1 or less. As of June 30, 2012, the Company’s total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended June 30, 2012. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At June 30, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% and applicable margin of 3.25%. As noted below, the Company designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of up to $700.0 million. Refer to Note 14, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan Facility in the amount of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter unless a mandatory prepayment is made under the terms of the credit agreement as described below. Under the terms of the credit agreement, the Company made scheduled principal payments of $3.4 million related to the Term Loan Facility during the six months ended June 30, 2012.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: a percentage of annual excess cash flow, payments related to certain asset sales and payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The first determination of the annual excess cash flow mandatory prepayment (“ECF payment”) was for the Company’s fiscal year ended December 31, 2011, with the prepayment due 90 days from that date. As of December 31, 2011, the Company determined that an ECF payment of approximately $43.0 million was due and included this amount in Borrowings, current in the Company’s Consolidated Balance Sheet at December 31, 2011. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in the Condensed Consolidated Balance Sheet in the first quarter of 2012. In accordance with the terms of the credit agreement, the accepted balance of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the fiscal year 2011 ECF payment, the Company does not have a required quarterly principal installment due on its Term Loan Facility until June 2014. Future ECF payments, if any, would be applied to required quarterly principal installments commencing with the June 2014 installment. Because the amount payable as a fiscal year 2012 ECF payment cannot currently be reliably estimated, no portion of the Company’s Term Loan Facility debt is reflected as current in its Condensed Consolidated Balance Sheet at June 30, 2012.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5:1. During the six months ended June 30, 2012, the Company’s total leverage ratio was below the 5:1 threshold and the commitment fee was reduced to 0.50%. The Company is also required to pay customary letter of credit fees.

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

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly owned domestic subsidiary of the Company (subject to certain exceptions).

All obligations under the Senior Secured Credit Facilities and the guarantees of such obligations are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the Company and each subsidiary guarantor, including (i) a perfected pledge of all the equity interests of the Company and each wholly owned subsidiary of the Company directly held by the Company or a subsidiary guarantor (limited to 65% of voting stock in the case of foreign subsidiaries) and (ii) a perfected security interest in substantially all tangible and intangible personal property and material fee-owned real property of the Company and the subsidiary guarantors (subject to certain exclusions).

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and December 31, 2011, the Company was in compliance with the Senior Secured Credit Facilities covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During the six months ended June 30, 2012 and 2011, the Company paid interest on the Senior Notes of $35.9 million and $36.3 million, respectively.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of June 30, 2012 and December 31, 2011. This call feature is being marked to market over the period it is active.

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

As of June 30, 2012 and December 31, 2011, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, net of amortization for the six months ending June 30, 2012 and for the year ended December 31, 2011, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At June 30, 2012 and December 31, 2011, the Company had $29.9 million, respectively, of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2012 and 2011, the Company recorded $1.1 million $1.2 million, respectively, and $2.3 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total Borrowings

Total borrowings consisted of the following at June 30, 2012 and December 31, 2011:

(in thousands)	June 30,	December 31,
	2012	2011
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	—	56,417

Net Short-Term Debt:	$—	$56,417

Long-Term Debt:
Term Loan Facility	$1,302,882	$1,278,495
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(31,309)	(34,278)
Less Original Issue Discount—Senior Notes	(13,347)	(14,433)

Net Long-Term Debt	$1,958,226	$1,929,784

The future minimum principal payments due under the Senior Secured Credit Facilities and for the Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$0
2013	$0
2014	$8,320
2015	$13,450
2016	$13,450
2017 and thereafter	$1,967,662

Total	$2,002,882

14. Derivatives

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

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and the Company has determined the hedging relationship to be highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700 million of principal payments during the period September 30, 2011 to September 30, 2012,

•	Up to $575 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450 million of principal payments during the period October 1, 2013 to September 30, 2014.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of June 30, 2012 and December 31, 2011, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.1 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the loss recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	June 30, 2012	December 31, 2011
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$115	$583

(In thousands, except per share amounts)	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate caps	$164	$1,841

(In thousands, except per share amounts)	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Amount of loss recognized in other comprehensive income, net of taxes:
Interest rate caps	$169	$2,038

During the three and six months ended June 30, 2012, $0.4 million and $0.8 million, respectively, was reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.6 million from AOCI to the Consolidated Statement of Operations in the next twelve months. No amounts related to the derivative financial instruments were reclassified from AOCI to the Condensed Consolidated Statement of Operations during the three or six months ended June 30, 2011.

15. Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During the three and six months ended June 30, 2012 and 2011, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million, respectively, and $1.5 million, respectively. The amount due to such affiliates of the Sponsors at June 30, 2012 and December 31, 2011 was approximately $0.4 million and $0.8 million, respectively, and is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2012, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 3 “Stock-Based Compensation” for further discussion of the Company’s associated long-term restricted stock liability.

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of June 30, 2012 up through the issuance of these financial statements and has not identified any material subsequent events.

17. Guarantor Subsidiaries

On July 29, 2010 the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 13. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 13, (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 13.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, the Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011, respectively, of the parent companies, including but not limited to the Company (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantors and Non-Guarantors on a consolidated and combined basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as the Company believes the following information is sufficient, as the guarantor subsidiaries are 100% owned by the parent and all guarantees are full and unconditional.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$21,893	$135,901	$80,442	$(16,993)	$221,243
COSTS AND EXPENSES:
Cost of services	10,778	37,204	28,245	(2,438)	73,789
Selling, general and administrative	16,598	30,537	31,894	(14,554)	64,475
Depreciation	3,264	4,367	2,529	—	10,160
Amortization	3,219	21,485	9,813	—	34,517

Total costs and expenses	33,859	93,593	72,481	(16,992)	182,941

(LOSS) INCOME FROM OPERATIONS	(11,966)	42,308	7,961	(1)	38,302
Interest (expense) income, net	(37,228)	(76)	135	1	(37,168)
Other income, net	—	—	28	—	28

(LOSS) INCOME BEFORE INCOME TAXES	(49,194)	42,232	8,124	—	1,162
Income tax (benefit) expense	(10,096)	17,189	(6,038)	—	1055
Equity earnings of subsidiaries, net of taxes	39,205	—	—	(39,205)	—

NET INCOME	$107	$25,043	$14,162	$(39,205)	$107

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$21,373	$129,664	$81,994	$(16,687)	$216,344
COSTS AND EXPENSES:
Cost of services	9,876	39,773	28,224	(2,364)	75,509
Selling, general and administrative	19,993	26,841	29,117	(14,330)	61,621
Depreciation	2,660	5,318	2,616	—	10,594
Amortization	3,527	30,809	14,081	—	48,417

Total costs and expenses	36,056	102,741	74,038	(16,694)	196,141

(LOSS) INCOME FROM OPERATIONS	(14,683)	26,923	7,956	7	20,203
Interest expense, net	(38,548)	(65)	(125)	—	(38,738)
Other expense, net	—	(2,389)	—	2	(2,387)

(LOSS) INCOME BEFORE INCOME TAXES	(53,231)	24,469	7,831	9	(20,922)
Income tax (benefit) expense	(24,510)	9,959	3,696	—	(10,855)
Equity earnings of subsidiaries, net of taxes	18,645	—	—	(18,645)	—

NET (LOSS) INCOME	$(10,076)	$14,510	$4,135	$(18,636)	$(10,067)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$43,985	$266,539	$157,193	$(29,942)	$437,775
COSTS AND EXPENSES:
Cost of services	20,873	75,714	54,786	(2,910)	148,463
Selling, general and administrative	37,106	62,376	60,633	(27,032)	133,083
Depreciation	6,132	8,713	4,959	—	19,804
Amortization	6,439	42,970	19,665	—	69,074

Total costs and expenses	70,550	189,773	140,043	(29,942)	370,424

(LOSS) INCOME FROM OPERATIONS	(26,565)	76,766	17,150	—	67,351
Interest (expense) income, net	(75,104)	(157)	269	—	(74,992)
Other income, net	242	—	33	—	275

(LOSS) INCOME BEFORE INCOME TAXES	(101,427)	76,609	17,452	—	(7,366)
Income tax (benefit) expense	(31,431)	31,180	1,570	—	1,319
Equity earnings of subsidiaries, net of taxes	61,311	—	—	(61,311)	—

NET (LOSS) INCOME	$(8,685)	$45,429	$15,882	$(61,311)	$(8,685)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$43,427	$256,779	$157,398	$(29,804)	$427,800
COSTS AND EXPENSES:
Cost of services	19,160	78,004	52,018	(2,233)	146,949
Selling, general and administrative	40,122	57,677	56,009	(27,572)	126,236
Depreciation	5,301	10,275	5,016	—	20,592
Amortization	7,055	61,618	27,642	—	96,315

Total costs and expenses	71,638	207,574	140,685	(29,805)	390,092

(LOSS) INCOME FROM OPERATIONS	(28,211)	49,205	16,713	1	37,708
Interest expense, net	(80,230)	(133)	(272)	—	(80,635)
Other income (expense), net	214	(2,954)	—	2	(2,738)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(133,677)	46,118	16,441	3	(71,115)
Income tax (benefit) expense	(57,277)	18,770	4,645	—	(33,862)
Equity earnings of subsidiaries, net of taxes	39,144	—	—	(39,144)	—

NET (LOSS) INCOME	$(37,256)	$27,348	$11,796	$(39,141)	$(37,253)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$107	$25,043	$14,162	$(39,205)	$107

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on securities, net of tax	(47)	—	—	—	(47)
Foreign currency translation adjustments	—	—	(30,603)	13,765	(16,838)
Pension adjustment, net of tax	—	—	(5)	—	(5)
Change in value of hedged interest rate caps, net of tax	(59)	—	—	—	(59)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income (loss), net of tax	117	—	(30,608)	13,765	(16,726)

COMPREHENSIVE INCOME (LOSS)	$224	$25,043	$(16,446)	$(25,440)	$(16,619)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(10,076)	$14,510	$4,135	$(18,636)	$(10,067)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	29	—	—	—	29
Foreign currency translation adjustments	118	—	11,554	(2,867)	8,805
Pension adjustment, net of tax	—	—	(49)	—	(49)
Change in value of hedged interest rate caps, net of tax	(1,841)	—	—	—	(1,841)

Total other comprehensive (loss) income, net of tax	(1,694)	—	11,505	(2,867)	6,944

COMPREHENSIVE (LOSS) INCOME	$(11,770)	$14,510	$15,640	$(21,503)	$(3,123)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME (LOSS)	$(8,685)	$45,429	$15,882	$(61,311)	$(8,685)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	13	—	—	—	13
Foreign currency translation adjustments	—	—	2,910	(3,642)	(732)
Pension adjustment, net of tax	—	—	(14)	—	(14)
Change in value of hedged interest rate caps, net of tax	(277)	—	—	—	(277)
Less reclassification adjustment for interest rate cap related interest expense included in net income	446	—	—	—	446

Total other comprehensive income (loss), net of tax	182	—	2,896	(3,642)	(564)

COMPREHENSIVE INCOME (LOSS)	$(8,503)	$45,429	$18,778	$(64,953)	$(9,249)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(37,256)	$27,348	$11,796	$(39,141)	$(37,253)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	55	—	—	—	55
Foreign currency translation adjustments	118	—	49,092	(20,046)	29,164
Pension adjustment, net of tax	—	—	30	—	30
Change in value of hedged interest rate caps, net of tax	(2,038)	—	—	—	(2,038)

Total other comprehensive (loss) income, net of tax	(1,865)	—	49,122	(20,046)	27,211

COMPREHENSIVE (LOSS) INCOME	$(39,121)	$27,348	$60,918	$(59,187)	$(10,042)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$381	$103,402	$144,850	$—	$248,633

Short-term investments	—	—	17,465	—	17,465
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,780	82,651	41,583	—	133,014
Due from affiliate	—	520,818	325,891	(846,709)	—
Prepaid expenses and other current assets	7,365	6,173	11,793	—	25,331
Income tax receivable	854	5,243	150	—	6,247
Deferred tax assets	3,600	22,113	8,857	—	34,570

Total current assets	20,980	740,400	550,589	(846,709)	465,260

Property and equipment, net	56,483	41,688	35,773	—	133,944
Goodwill	147,294	1,063,789	425,515	—	1,636,598
Intangible assets, net	75,859	1,196,637	476,247	—	1,748,743
Deferred financing costs, net	49,603	—	—	—	49,603
Other assets	677	1,426	2,197	395	4,695
Investment in subsidiaries	3,515,899	—	1,310,785	(4,826,684)	—

Total Assets	$3,866,795	$3,043,940	$2,801,106	$(5,672,998)	$4,038,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$446	$8,396	$7,869	$—	$16,711
Accrued liabilities	25,313	25,325	28,375	—	79,013
Payables to affiliates	518,421	—	327,801	(846,222)	—
Interest payable	30,418	57	—	—	30,475
Income taxes payable	2,580	15,851	3,102	—	21,533
Deferred revenue	7,473	4,644	18,324	—	30,441

Total current liabilities	584,651	54,273	385,471	(846,222)	178,173

Income taxes payable	683	4,198	1,988	—	6,869
Deferred tax liabilities	70,703	434,317	121,366	—	626,386
Other liabilities	39,129	3,405	13,252	—	55,786
Borrowings, net of original issue discount	1,958,226	—	—	—	1,958,226

Total Liabilities	2,653,392	496,193	522,077	(846,222)	2,825,440

Total Stockholders’ Equity	1,213,403	2,547,747	2,279,029	(4,826,776)	1,213,403

Total Liabilities and Equity	$3,866,795	$3,043,940	$2,801,106	$(5,672,998)	$4,038,843

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$284	$117,468	$144,400	$—	$262,152
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,764	79,523	29,961	—	118,248
Due from affiliate	10,309	397,121	324,783	(732,213)	—
Prepaid expenses and other current assets	9,288	6,384	11,747	—	27,419
Income tax receivable	854	5,243	154	—	6,251
Deferred tax assets	4,584	28,160	9,537	—	42,281

Total current assets	34,083	633,899	520,582	(732,213)	456,351

Property and equipment, net	45,500	45,178	31,611	—	122,289
Goodwill	147,341	1,064,133	425,652	—	1,637,126
Intangible assets, net	82,298	1,239,607	496,212	—	1,818,117
Deferred financing costs, net	54,478	—	—	—	54,478
Other assets	1,172	1,648	2,095	395	5,310
Investment in subsidiaries	3,423,531	384,944	1,305,634	(5,114,109)	—

Total Assets	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$255	$10,271	$7,385	$—	$17,911
Accrued liabilities	31,956	30,289	26,969	—	89,214
Payables to affiliates	396,617	—	335,108	(731,725)
Borrowings, current	56,417	—	—	—	56,417
Interest payable	30,523	61	—	—	30,584
Income taxes payable	557	3,420	3,031	—	7,008
Deferred revenue	7,942	5,538	11,464	—	24,944

Total current liabilities	524,267	49,579	383,957	(731,725)	226,078

Income taxes payable	1,276	7,836	1,794	—	10,906
Deferred tax liabilities	73,227	449,821	124,042	—	647,090
Other liabilities	39,944	8,169	11,795	—	59,908
Borrowings, net of current portion and original issue discount	1,929,784	—	—	—	1,929,784

Total Liabilities	2,568,498	515,405	521,588	(731,725)	2,873,766

Total Stockholders’ Equity	1,219,905	2,854,004	2,260,198	(5,114,202)	1,219,905

Total Liabilities and Equity	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$48,028	$(6,957)	$27,751	$152	$68,974

Cash flows from investing activities:
Purchase of fixed assets	(15,707)	(6,938)	(9,245)	—	(31,890)
Purchases of short-term investments	—	—	(17,548)	—	(17,548)

Net cash used in investing activities	(15,707)	(6,938)	(26,793)	—	(49,438)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	—	—	—	(32,029)
Principal payments on capital leases	—	(171)	—	—	(171)
Capital contribution resulting from exercise of parent company stock options	637	—	—	—	637
Payment of interest rate cap	(832)	—	—	—	(832)

Net cash used in financing activities	(32,224)	(171)	—	—	(32,395)

Effect of change in exchange rates on cash and cash equivalents	—	—	(508)	(152)	(660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97	(14,066)	450	—	(13,519)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381	$103,402	$144,850	$—	$248,633

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,773)	$26,556	$44,392	$450	$69,625

Cash flows from investing activities:
Purchase of fixed assets	(5,992)	(6,495)	(5,348)	(50)	(17,885)
Business and asset acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(5,992)	(6,495)	(5,329)	(50)	(17,866)

Cash flows from financing activities:
Proceeds from long term debt, net of issuance costs	1,358	—	—	—	1,358
Principal payments on long-term debt	(3,363)	—	—	—	(3,363)
Capital contribution resulting from issuance of restricted parent company common stock	11,850	—	—	—	11,850

Net cash provided by financing activities	9,845	—	—	—	9,845

Effect of change in exchange rates on cash and cash equivalents	(1,983)	—	5,091	(400)	2,708

NET INCREASE IN CASH AND CASH EQUIVALENTS	97	20,061	44,154	—	64,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$315	$67,571	$120,130	$—	$188,016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended June 30, 2012 and 2011 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, L.L.C. and Warburg Pincus LLC (the “Sponsors”). This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings.

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

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics, management tools and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $154.3 million, or 69.8%, of our revenue for the three months ended June 30, 2012 and $304.0 million, or 69.4%, of our revenue for the six months then ended.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate electronic trading as well as support other systems and applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations. The Trading Solutions segment accounted for $66.9 million, or 30.2%, of our revenue for the three months ended June 30, 2012 and $133.8 million, or 30.6%, of our revenue for the six months then ended.

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

We have historically invested our financial resources in organic growth initiatives and strategic acquisitions. As a result of the merger transaction described in Note 3, “Merger” in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Merger”), we have incurred significant debt and our payment obligations for our debt have reduced, and will continue to reduce, our cash flow. However, even given these new uses of cash, we believe our business will continue to generate sufficient cash flow from operations to fund our operating cash needs for the next several years.

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

•

Increased U.S. and global regulation, convergence of accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, and greater oversight and scrutiny by regulators worldwide, combined with potentially greater use of fair value accounting standards globally and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

•

Increased focus on cost containment and operational efficiency: In recent years, a number of large financial institutions took actions to downsize their organizations and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. The cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

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

Our Pricing and Reference Data segment has continued to grow during 2012 primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions. Key factors for the growth within these product areas were strong revenue retention rates, increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments evolve.

  We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and the segment’s annualized quarterly revenue retention rate at the end of the second quarter of 2012 and the second quarter of 2011 was approximately 93% and 94%, respectively. In filings preceding our Annual Report on Form 10-K for the year ended December 31, 2011, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

  The ongoing focus by financial institutions to control spending has impacted various product areas within our Trading Solutions segment during 2012. For example, our real-time feeds product area experienced a spike in cancellations during the first quarter of 2012 while sales cycles for various offerings within Trading Solutions have been extended. These dynamics have been balanced primarily by continued expansion of our trading infrastructure services product area as financial institutions seek to outsource key elements of their electronic trading operations. In addition to the aforementioned focus by customers on controlling costs, our hosted web applications and workstation area has been challenged by ongoing softness in the active trader segment, which has offset progress that we have made to expand our business in the wealth management sector. Our Trading Solutions segment’s growth is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

  Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of June 30, 2012, we supported approximately 79,400 total subscribers worldwide, which declined by approximately 7% from the same period last year. Subscriber declines primarily within our active trader platforms, including those that are offered by brokerage firms to their active trader clients for a fixed fee, were partially offset by subscriber growth for our wealth management workstations. In our prior filings, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type, can impact future revenue.

Results of Operations

Selected Financial Data

(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2012	2011	% Change	2012	2011	% Change
REVENUE	$221,243	$216,344	2.3%	$437,775	$427,800	2.3%

COSTS AND EXPENSES:
Cost of services	73,789	75,509	(2.3)%	148,463	146,949	1.0%
Selling, general and administrative	64,475	61,621	4.6%	133,083	126,236	5.4%
Depreciation	10,160	10,594	(4.1)%	19,804	20,592	(3.8)%
Amortization	34,517	48,417	(28.7)%	69,074	96,315	(28.3)%

Total costs and expenses	182,941	196,141	(6.7)%	370,424	390,092	(5.0)%

INCOME FROM OPERATIONS	38,302	20,203	89.6%	67,351	37,708	78.6%
Interest expense, net	(37,168)	(38,738)	(4.1)%	(74,992)	(80,635)	(7.0)%
Other income (expense), net	28	(2,387)	(101.2)%	275	(2,738)	(110.0)%
Loss on extinguishment of debt	—	—	N/A	—	(25,450)	(100.0)%

INCOME (LOSS) BEFORE INCOME TAXES	1,162	(20,922)	(105.6)%	(7,366)	(71,115)	(89.6)%
Income tax expense (benefit)	1,055	(10,855)	(109.7)%	1,319	(33,862)	(104.0)%

NET INCOME (LOSS)	$107	$(10,067)	(101.1)%	$(8,685)	$(37,253)	(76.7)%

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

Merger Fair Value Purchase Price Allocation

In connection with the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount was amortized over the remaining terms of the related contracts and was allocated among our segments and businesses through the end of the year ended December 31, 2011. As such, there is no impact related to the purchase price allocation adjustment to deferred revenue in the three or six months ended June 30, 2012; however, this adjustment reduced revenue by approximately $0.3 million and $0.9 million, respectively, in the three and six months ended June 30, 2011. Based on this, we include 2011 revenue amounts adjusted to exclude the impact of the purchase price allocation adjustment to deferred revenue because we believe this facilitates period-over-period comparisons and provides useful information to investors regarding underlying business trends.

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

(In thousands)	2012	2011	% Change	Effects of Deferred Revenue Adjustment 2011	2012 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$154,337	$147,765	4.4%	$150	$1,189	$147,915	$155,526	5.1%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,638	$28,523	(3.1)%	$1	$309	$28,524	$27,947	(2.0)%
Hosted Web Applications and Workstations	39,268	40,056	(2.0)%	109	1,632	40,165	40,900	1.8%

Total Trading Solutions	$66,906	$68,579	(2.4)%	$110	$1,941	$68,689	$68,847	0.2%

TOTAL REVENUE	$221,243	$216,344	2.3%	$260	$3,130	$216,604	$224,373	3.6%

Total revenue for the three months ended June 30, 2012 increased $4.9 million, or 2.3%, to $221.2 million compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased total revenue by $3.1 million in the three months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.3 million in the three months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $7.8 million, or 3.6% to $224.4 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $6.6 million, or 4.4%, to $154.3 million in the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $1.2 million in the three months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.2 million in the three months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $7.6 million, or 5.1%, to $155.5 million primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, due to increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases, and improved performance within our fixed income analytics product area.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $1.7 million, or 2.4%, to $66.9 million in the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $1.9 million in the three months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.1 million in the three months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue was essentially unchanged as growth in our Interactive Data 7ticks trading infrastructure services and our hosted web applications services was offset primarily by lower real-time feeds revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	2012 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$73,789	$75,509	(2.3)%	$1,492	$75,281	(0.3)%

Cost of services expenses decreased by $1.7 million, or 2.3%, to $73.8 million during the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased cost of services expense by $1.5 million. Excluding the impact of foreign exchange, cost of services expenses decreased by $0.2 million. An increase in salary expense of $1.9 million was more than offset by both a decrease in premises expense of $1.3 million resulting from the early termination of leases and a decrease in hardware expense of $0.9 million related to large hardware sales by our 7ticks business that occurred in the three months ended June 30, 2011and did not recur in 2012. Cost of services expense as a percentage of revenue was 33.4% in the three months ended June 30, 2012 compared with 34.9% in the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SGA (Non-GAAP)	2012 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$64,475	$61,621	4.6%	$1,338	$65,813	6.8%

During the three months ended June 30, 2012, selling, general and administrative expenses increased by $2.9 million, or 4.6%, to $64.5 million compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $1.3 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $4.2 million, or 6.8%. The expense increase for the three months ended June 30, 2012 compared with the same period in 2011 is primarily related to (1) a reduction of $1.3 million in expenses for the three months ended June 30, 2011 related to income received from a one-time asset sale that did not recur in 2012; (2) an increase in bad debt expense of $1.0 million; and (3) an increase in transactional foreign exchange losses on operating activities of $0.8 million;. Selling, general, and administrative expenses as a percentage of revenue was 29.1% in the three months ended June 30, 2012 compared with 28.5% for the three months ended June 30, 2011.

Depreciation

	Three Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	2012 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$10,160	$10,594	(4.1)%	$146	$10,306	(2.7)%

During the three months ended June 30, 2012, depreciation expense decreased by $0.4 million, or 4.1%, to $10.2 million compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased depreciation expense by $0.1 million. Excluding the impact of foreign exchange, depreciation expense decreased by $0.3 million, or 2.7%. The decrease is primarily related to assets that were being depreciated in the three months ended June 30, 2011 having reached the end of their useful lives in the prior year.

Amortization

	Three Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	2012 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$34,517	$48,417	(28.7)%	$456	$34,973	(27.8)%

During the three months ended June 30, 2012, amortization expense decreased by $13.9 million, or 28.7%, to $34.5 million compared with the three months ended June 30, 2011. The change in foreign exchange rates decreased amortization expense by $0.5 million. Excluding the impact of foreign exchange, amortization expense decreased by $13.4 million, or 27.8%. The decrease in amortization is attributed to the extension of the useful lives of our completed technologies that occurred in the third quarter of 2011. For further information on the extension of the useful lives see Note 6 in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Consolidated Financial Information

Net interest expense was $37.2 million for the three months ended June 30, 2012 compared with net interest expense of $38.7 million for the three months ended June 30, 2011. The period-over-period difference primarily results from a 0.25% decrease in our interest rate due to our achievement of certain leverage ratios in the third quarter of 2011 being realized during the three months ended June 30, 2012 and not during the same period in 2011. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net increased by $2.4 million to Other income, net of less than $0.1 million in the three months ended June 30, 2012 from Other expense, net of $2.4 million in the three months ended June 30, 2011 primarily related to a $2.0 million increase in the contingent consideration related to our acquisition of 7ticks during the three months ended June 30, 2011 that did not recur in 2012. For further information on the contingent consideration related to the acquisition of 7ticks, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the three months ended June 30, 2012, our quarterly effective tax rate after discrete items was a 90.8% expense as compared to a 51.9% benefit for the three months ended June 30, 2011. The estimated annual effective tax rate for the year ending December 31, 2012, as of June 30, 2012, is a 47.6% benefit, excluding the net discrete tax benefit of $0.3 million recorded in the second quarter of 2012. The net discrete tax benefit of $0.3 million was primarily attributable to a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions, favorable audit settlements during the quarter offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the second quarter estimated annual effective tax rate in relation to the prior year second quarter estimated annual effective tax rate is primarily related to an expected increase in the full year taxable income in foreign jurisdictions in 2012 when compared to 2011 and lower losses in the U.S. in 2012 when compared to 2011. Also, in 2012, we have not recorded a tax benefit in the second quarter for the U.S. Research and Development tax credit as the law allowing for the credit has not been extended beyond December 31, 2012.

The variance from the estimated effective tax rate of 47.6% and the statutory rate of 35% relates primarily to the additional benefits associated with state taxes and income generated in lower tax jurisdictions.

During the three months ended June 30, 2012, we recorded approximately $0.1 million of interest and penalties related to our unrecognized tax benefits.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

(In thousands)	2012	2011	% Change	Effects of Deferred Revenue Adjustment 2011	2012 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$303,997	$291,904	4.1%	$600	$1,555	$292,504	$305,552	4.5%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$54,865	$56,398	(2.7)%	$14	$413	$56,412	$55,278	(2.0)%
Hosted Web Applications and Workstations	78,913	79,498	(0.7)%	287	2,112	79,785	81,025	1.6%

Total Trading Solutions	$133,778	$135,896	(1.6)%	$301	$2,525	$136,197	$136,303	0.0%

TOTAL REVENUE	$437,775	$427,800	2.3%	$901	$4,080	$428,701	$441,855	3.1%

Total revenue for the six months ended June 30, 2012 increased $10.0 million, or 2.3%, to $437.8 million compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased total revenue by $4.1 million in the six months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the six months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $13.2 million, or 3.1% to $441.9 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $12.1 million, or 4.1%, to $304.0 million in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $1.6 million in the six months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.6 million in the six months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $13.1 million, or 4.5%, to $305.6 million primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, due to increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $2.1 million, or 1.6%, to $133.8 million in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $2.5 million in the six months ended June 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.3 million in the six months ended June 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue was essentially unchanged as growth in our Interactive Data 7ticks trading infrastructure services and our hosted web applications services, was offset primarily by lower real-time feeds revenue.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Six Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	2012 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$148,463	$146,949	1.0%	$2,051	$150,514	2.4%

Cost of services expenses increased by $1.5 million, or 1.0%, to $148.5 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased cost of services expense by $2.1 million. Excluding the impact of foreign exchange, cost of services expenses increased by $3.6 million, or 2.4%. The increase to expenses in the six months ended June 30, 2012 compared with the same period in 2011 is primarily due to a net increase in personnel-related expenses of approximately $5.7 million largely associated with increased salary expense and an increase of approximately $2.8 million in communications expense related to expansion of our 7ticks business and internal technical infrastructure projects. These increases were partially offset by both decreases in hardware expense of $3.1 million associated with large hardware sales by our

7ticks business and a decrease in premises expense of $2.1 million primarily due to early termination of leases that occurred in the six months ended June 30, 2011, and did not recur in 2012. Cost of services expense as a percentage of revenue was 33.9% in the six months ended June 30, 2012 compared with 34.4% in the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Six Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SGA (Non-GAAP)	2012 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$133,083	$126,236	5.4%	$1,684	$134,767	6.8%

During the six months ended June 30, 2012, selling, general and administrative expenses increased by $6.8 million, or 5.4%, to $133.1 million compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $1.7 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $8.5 million, or 6.8%. The increase to expenses in the six months ended June 30, 2012 compared with the same period in 2011 is primarily related to (1) an increase in transactional foreign exchange losses on operating activities of $1.8 million; (2) a reduction of $1.3 million in expenses for the six months ended June 30, 2011 related to income received from a one-time asset sale that did not recur in 2012; (3) an increase in bad debt expense of $1.2 million; (4) an increase in commissions paid to third parties for distribution of our data to customers of $1.1 million due to timing of changes in contractual terms and increased usage; and (5) increased travel expenses of $1.0 million related to expanded global responsibilities of certain executives as well as addition of new executive officers with global responsibilities. Selling, general, and administrative expenses as a percentage of revenue was 30.4% in the six months ended June 30, 2012 compared with 29.5% for the six months ended June 30, 2011.

Depreciation

	Six Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	2012 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$19,804	$20,592	(3.8)%	$201	$20,005	(2.9)%

During the six months ended June 30, 2012, depreciation expense decreased by $0.8 million, or 3.8%, to $19.8 million compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased depreciation expense by $0.2 million. Excluding the impact of foreign exchange, depreciation expense decreased by $0.6 million, or 2.9%. The decrease is primarily related to assets that were being depreciated in the six months ended June 30, 2011 having reached the end of their useful lives in the prior year.

Amortization

	Six Months Ended June 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	2012 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$69,074	$96,315	(28.3)%	$609	$69,683	(27.7)%

During the six months ended June 30, 2012, amortization expense decreased by $27.2 million, or 28.3%, to $69.1 million compared with the six months ended June 30, 2011. The change in foreign exchange rates decreased amortization expense by $0.6 million. Excluding the impact of foreign exchange, amortization expense decreased by $26.6 million, or 27.7%. The decrease in amortization is attributed to the extension of the useful lives of our completed technologies that occurred in the third quarter of 2011. For further information on the extension of the useful lives see Note 6 in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Consolidated Financial Information

Net interest expense was $75.0 million for the six months ended June 30, 2012 compared with net interest expense of $80.6 million for the six months ended June 30, 2011. The period-over-period difference primarily results from a decreases in the interest rate on our Term Loan Facility as a result of the refinancing that occurred in February 2011 being realized for six months in 2012 versus 4.5 months in 2011 and an additional 0.25% decrease in interest rate due to our achievement of certain leverage ratios in the third quarter of 2011 being realized during the six months ended June 30, 2012 and not during the same period in 2011. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net increased by $3.0 million to Other income, net of $0.3 million in the six months ended June 30, 2012 from Other expense, net of $2.7 million in the six months ended June 30, 2011 primarily related to a $2.4 million increase in the contingent consideration related to our acquisition of 7ticks during the six months ended June 30, 2011 that did not recur in 2012. For further information on the contingent consideration related to the acquisition of 7ticks, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

For the six months ended June 30, 2012, our effective tax rate after discrete items was a 17.9% expense as compared to a 47.6% benefit for the six months ended June 30, 2011. The estimated annual effective tax rate for the year ending December 31, 2012 is a 47.6% benefit, excluding the net discrete benefit of $2.2 million recorded in the six months of 2012. The net discrete benefit in the six months ended June 30, 2012 was primarily attributable to a benefit resulting from tax provision to tax return adjustments with respect to our filing of prior year returns in foreign jurisdictions, tax rate changes in foreign jurisdictions and favorable audit settlements in the six months ended June 30, 2012, being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the six months ended June 30, 2012 estimated annual effective tax rate in relation to the six months ended June 30, 2011 estimated annual effective tax rate is primarily related to an expected increase in the full year taxable income in foreign jurisdictions in 2012 when compared to 2011 and lower losses in the U.S. in 2012 when compared to 2011. Also, in 2012 we have not recorded a tax benefit in the six months ended June 30, 2012 for the U.S. Research and Development tax credit as the law allowing for the credit was not extended beyond December 31, 2011.

The variance from the estimated effective tax rate of 47.6% and the statutory rate of 35% relates primarily to the additional benefits associated with state taxes and income generated in lower tax jurisdictions.

There were no material changes to our unrecognized tax benefits in the first six months. As of June 30, 2012, we had approximately $11.5 million of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.3 million and $0.2 million were provided in income tax expense for uncertain tax positions for the six months ended June 30, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.2 million and $1.0 million have been provided at June 30, 2012 and December 31, 2011, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. We are currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2010 for significant states.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $248.6 million, liquid short-term investments of $17.5 million, and had $155.5 million available under our Revolving Credit Facility. Of these balances, $144.7 million and $17.5 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

The following table shows our level of indebtedness and certain other information as of June 30, 2012:

(in thousands)	As of June 30, 2012
Revolving credit facility(1)	$—
Term loan facility(2)	1,302,882
Senior unsecured notes(2)	700,000

Total indebtedness	$2,002,882

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of June 30, 2012).
(2)	Our Term Loan Facility has a maturity date of February 11, 2018 and our Senior Notes have a maturity date of August 1, 2018. Refer to Note 13 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flow provided by (used in):
Operating activities	$68,974	$69,625
Investing activities	(49,438)	(17,866)
Financing activities	(32,395)	9,845
Effect of exchange rates on cash balances	(660)	2,708

Net (decrease) increase in cash and cash equivalents	$(13,519)	$64,312

Operating Activities

Net cash provided by operating activities was relatively unchanged on a net basis in the six months ended June 30, 2012 compared with the same period in 2011 During the six months ended June 30, 2012, we paid taxes of $3.7 million, compared to receiving refunds of $6.2 million in the same period of 2011. In 2012, we made incentive compensation payments of $20.1 million, compared to $13.7 million in 2011. These decreases in our operating cash flows were offset by reduced interest and severance-related payments of $6.0 million and $3.7 million, respectively, in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 and landlord reimbursements of $2.6 million received in 2012 that did not occur in 2011. The remaining changes in operating cash flows from 2011 to 2012 are primarily timing related.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2011 and we expect we will maintain such status through 2012, based on our results of operations to date and expected results for fiscal 2012, including our use of net operating loss carry-forwards.

Investing Activities

When compared with the six months ended June 30, 2011, net cash used in investing activities increased by $31.6 million, or 176.7%, to $49.4 million in the six months ended June 30, 2012. This increase is primarily due to the purchase of $17.5 million in short-term investments in the six months ended June 30, 2012 with no similar activity in 2011 and an increase in purchases of property and equipment of $14.0 million primarily related to technical infrastructure initiatives in the six months ended June 30, 2012 when compared with the same period in 2011.

We have no material capital expenditure commitments.

Financing Activities

When compared with the six months ended June 30, 2011, net cash used in financing activities increased by $42.2 million in the six months ended June 30, 2012 to net cash used in financing activities of $32.4 million in the six months ended June 30, 2012, from net cash provided by financing activities of $9.8 million in the six months ended June 30, 2011. The change is primarily due to increased principal payments on long-term debt of $28.6 million related to mandatory prepayment requirements included in our credit agreement in the six months ended June 30, 2012 that did not occur in the six months ended June 30, 2011 coupled with a decrease in cash receipts related to issuances of long-term debt and restricted parent company common stock totaling $13.2 million that occurred in the six months ended June 30, 2011 with no similar receipts in six months ended June 30, 2012.

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

Debt related to the Merger

Overview

On February 11, 2011, we completed a refinancing of our Term Loan Facility (the “Term Loan Facility”) through an amendment to our credit agreement (the “Senior Secured Credit Facilities”). The terms of the amendment provided for, among other things, the following:

•	a Term Loan Facility LIBOR borrowing rate of LIBOR plus 3.50%, subject to a further reduction of 25 basis points upon our achievement of certain leverage ratios,

•	a Term Loan Facility LIBOR floor of 1.25%,

•	an extension of the maturity date of Term Loan Facility to February 11, 2018,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2011,

•	an increase in the principal amount of the Term Loan Facility to $1.345 billion, and

•

a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. Dollars, Euros and U.K Pounds with a term of five years expiring July 2015.

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon our achievement of a total leverage ratio of 5.75:1 or less. As of June 30, 2012, our total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended June 30, 2012. Since the inception of the Term Loan Facility we have elected the three-month LIBOR rate. At June 30, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% and applicable margin of 3.25%. Refer to Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10Q.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate from January 1, 2012 through June 30, 2012. Refer to Note 14 “Derivatives” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5:1. As of June 30, 2012, our total leverage ratio was below 5:1 resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan Facility of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter unless a mandatory prepayment is made under the terms of the credit agreement as described below. Under the terms of the credit agreement, we made scheduled principal payments of $3.4 million related to the Term Loan Facility during the six months ended June 30, 2012.

Prepayments

The Senior Secured Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

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

Determination of the annual excess cash flow payment (“ECF payment”) is based on pre-established formulas as set forth in the credit agreement. The first determination of the ECF payment was for the fiscal year ended December 31, 2011, with the prepayment due 90 days from that date. As of December 31, 2011, we determined that an ECF payment of approximately $43.0 million was due and included this amount in Borrowings, current in our Consolidated Balance Sheet at December 31, 2011. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in our Condensed Consolidated Balance Sheet in the first quarter of 2012. In accordance with the terms of the credit agreement, the accepted balance of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the fiscal year 2011 ECF payment, we do not have a required quarterly principal installment due on our Term Loan Facility until June 2014. Future ECF payments, if any, would be applied to required quarterly principal installment commencing with the June 2014 installment. Because the amount payable as a fiscal year 2012 ECF payment cannot currently be reliably estimated, no portion of our Term Loan Facility debt is reflected as current in our Condensed Consolidated Balance Sheet at June 30, 2012.

We may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

Guarantees

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each of our existing and subsequently acquired or organized direct or indirect wholly owned domestic restricted subsidiaries (subject to certain exceptions). The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase its capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Senior Secured Credit Facilities also require us to maintain a maximum senior secured leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control.

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. Pursuant to the terms of the Senior Notes, we paid interest payments of $35.9 million and $36.3 million during the six months ended June 30, 2012 and 2011, respectively.

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

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. Refer to Note 13, “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$0
2013	$0
2014	$8,320
2015	$13,450
2016	$13,450
2017 and thereafter	$1,967,662

Total	$2,002,882

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	($ in thousands)
	2012	2011	2012	2011
Net Income (Loss)	$107	$(10,067)	$(8,685)	$(37,253)
Interest expense	37,168	38,738	74,992	80,635
Other (income) expense	(28)	2,387	(275)	2,738
Income tax expense (benefit)	1,055	(10,855)	1,319	(33,862)
Depreciation and amortization	44,677	59,011	88,878	116,907

EBITDA	82,979	79,214	156,229	129,165

Adjustments:
Stock-based compensation	874	1,020	1,705	1,788
Other non-recurring charges (2)	351	745	1,160	26,656
Other charges (3)	1,534	704	3,066	913
Pro forma cost savings (4)	7,500	7,500	15,000	15,000

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$93,238	$89,183	$177,160	$173,522

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and certain severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2011.

Commitments and Contingencies

As of June 30, 2012, there have been no material changes to our commitments and contingencies since December 31, 2011.

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

 Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. Dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the U.K. Pound and the Euro to U.S. Dollar exchange rates due to the significant size of our operations in Europe. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Total revenue for the three and six months ended June 30, 2012 and 2011 and long lived assets as of June 30, 2012 and December 31, 2011 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Revenue:
United Kingdom	$21,566	$22,273
All other European countries	30,099	30,400
Asia Pacific	12,041	10,328
Rest of World	3,342	4,066

Total	$67,048	$67,067

	Six Months Ended
	June 30,
	2012	2011
Revenue:
United Kingdom	$43,371	$43,419
All other European countries	60,225	62,118
Asia Pacific	24,300	20,901
Rest of World	6,671	6,180

Total	$134,567	$132,618

	As of
	June 30,	December 31,

	2012	2011
Long-Lived Assets:
United Kingdom	$587,069	$589,793
All other European countries	142,494	149,949
Asia Pacific	168,369	174,223

Total	$897,932	$913,965

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and associated interest rate caps. As of June 30, 2012, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 0.47% at June 30, 2012, our minimum interest rate is set at 1.25% (plus an applicable percentage). The current interest rate is 4.50% (1.25% floor plus an applicable percentage of 3.25%). An increase of 1% in our variable rate above our June 30, 2012 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $11.4 million. As of June 30, 2012, approximately 54.0% of this exposure is hedged with the interest rate caps. Please refer to Note 14 “Derivatives” and Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three or six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 7, 2012	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: August 7, 2012	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer