Form 10-Q
period 2012-09-30
INTERACTIVE DATA CORP/MA/
filed 2012-11-07
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 2, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE	$218,073	$217,850	$655,848	$645,650
COSTS AND EXPENSES:
Cost of services	72,912	72,081	221,375	219,030
Selling, general and administrative	63,621	63,853	196,704	190,089
Depreciation	10,318	9,601	30,122	30,193
Amortization	34,494	41,540	103,568	137,855

Total costs and expenses	181,345	187,075	551,769	577,167

INCOME FROM OPERATIONS	36,728	30,775	104,079	68,483
Interest expense, net	(37,372)	(38,390)	(112,364)	(119,025)
Other income (expense), net	329	30	604	(2,708)
Loss on extinguishment of debt	—	—	—	(25,450)

LOSS BEFORE INCOME TAXES	(315)	(7,585)	(7,681)	(78,700)
Income tax benefit	(18,357)	(17,433)	(17,038)	(51,295)

NET INCOME (LOSS)	$18,042	$9,848	$9,357	$(27,405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$18,042	$9,848	$9,357	$(27,405)

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	106	(525)	119	(469)
Foreign currency translation adjustments	23,587	(32,672)	22,856	(3,508)
Pension adjustment, net of tax	(9)	(5)	(23)	25
Change in value of hedged interest rate caps, net of tax	(38)	(920)	(316)	(2,959)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	—	669	—

Total other comprehensive income (loss), net of tax	23,869	(34,122)	23,305	(6,911)

Comprehensive income (loss)	$41,911	$(24,274)	$32,662	$(34,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	Unaudited	Audited
	September 30,	December 31,
	2012	2011
ASSETS
Assets:
Cash and cash equivalents	$265,809	$262,152
Short-term investments	23,594	—
Accounts receivable, net of allowance for doubtful accounts and sales credits of $5,223 and $5,152 at September 30, 2012 and December 31, 2011, respectively	132,183	118,248
Prepaid expenses and other current assets	24,612	27,419
Income tax receivable	6,249	6,251
Deferred tax assets	29,554	42,281

Total current assets	482,001	456,351

Property and equipment, net	138,398	122,289
Goodwill	1,646,431	1,637,126
Intangible assets, net	1,726,004	1,818,117
Deferred financing costs, net	47,228	54,478
Other assets	4,974	5,310

Total Assets	$4,045,036	$4,093,671

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$16,213	$17,911
Accrued liabilities	81,780	89,214
Borrowings, current	—	56,417
Interest payable	12,700	30,584
Income taxes payable	9,323	7,008
Deferred revenue	29,633	24,944

Total current liabilities	149,649	226,078
Income taxes payable	7,218	10,906
Deferred tax liabilities	615,478	647,090
Other liabilities	55,977	59,908
Borrowings, net of current portion and original issue discount	1,960,186	1,929,784

Total Liabilities	$2,788,508	$2,873,766

Commitments and contingencies (Note 7)

Equity:
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in-capital	1,337,305	1,333,344
Accumulated loss	(114,222)	(123,579)
Accumulated other comprehensive income	33,445	10,140

Total stockholder’s equity	1,256,528	1,219,905

Total Liabilities and Equity	$4,045,036	$4,093,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated (Loss) Income	Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2011	10	—	$1,333,344	$(123,579)	$10,140	$1,219,905
Equity contribution from the parent company	—	—	787	—	—	787
Stock-based compensation (Note 3)	—	—	3,174	—	—	3,174
Other comprehensive income (Note 12)	—	—	—	—	23,305	23,305
Net income	—	—	—	9,357	—	9,357

Balance, September 30, 2012	10	—	$1,337,305	$(114,222)	$33,445	$1,256,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,357	$(27,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,690	168,048
Amortization of deferred financing costs and accretion of notes discounts	13,264	13,386
Deferred income taxes	(21,135)	(54,586)
Stock-based compensation (Note 3)	2,580	2,740
Non-cash interest expense	1,130	—
Provision (recovery) for doubtful accounts and sales credits	19	(7)
Loss on dispositions of fixed assets	28	124
Loss on extinguishment of debt	—	25,450
Changes in operating assets and liabilities, net	(36,464)	(8,576)

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,469	119,174

Cash flows from investing activities:
Purchase of property and equipment	(45,960)	(30,803)
Business and asset acquisitions, net of acquired cash	—	19
Purchase of short-term investments	(23,540)	—

NET CASH USED IN INVESTING ACTIVITIES	(69,500)	(30,784)
Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	(6,726)
Principal payments on capital leases	(279)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	1,358
Payment of interest rate cap	(1,248)	—
Capital contribution resulting from issuance of restricted parent company common stock	—	11,850
Capital contribution resulting from exercise of parent company stock options	787	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,769)	6,482

Effect of change in exchange rates on cash and cash equivalents	3,457	(1,385)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,657	93,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,152	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,809	$217,191

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

The Company is wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, LLC and Warburg Pincus LLC (the “Sponsors”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Stock-based Compensation Expense and Valuation Assumptions

For the three- and nine-month periods ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, 2012(a)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012(a)	Nine Months Ended September 30, 2011
Cost of services	$277	$490	$836	$1,290
Selling, general and administrative	598	462	1,744	1,450

Stock-based compensation expense before income taxes	875	952	2,580	2,740
Income tax benefit	157	362	970	1,045

Stock-based compensation expense after income taxes	$718	$590	$1,610	$1,695

(a)	During the three and nine months ended September 30, 2012, total stock compensation expense before income taxes was $1.1 million and $3.2 million, respectively, prior to the capitalization of $0.2 million and $0.6 million, respectively, as part of ongoing development initiatives.

During the nine months ended September 30, 2012, there were no excess tax benefits related to the exercise of stock options. There were no excess tax benefits realized for the nine month period ended September 30, 2011 as no stock-related activity that would result in an excess benefit occurred.

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

For share-based awards granted during the three-month periods ended March 31, 2012 and June 30, 2012, the Board of Directors of the Company valued Holdings Common Stock at $1.15 and $1.18 per share, respectively. There were no share-based awards granted during the three-month period ended September 30, 2012. These share prices were based on the results of a valuation analysis performed as of December 31, 2011 and April 30, 2012, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards. A similar valuation process was undertaken as of August 31, 2012 that returned a per share value of Holdings Common Stock of $1.19 per share.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of September 30, 2012. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the three- or nine-month periods ended September 30, 2012 or 2011, for options with market-based and performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by the Company which allow the Company to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering of Holdings Common Stock.

The fair value of stock options granted during the nine months ended September 30, 2012 and 2011 under the Plan was estimated as of the grant-date using the Black Scholes model for service based options or Monte Carlo simulation model for awards with performance-based and market-based conditions, with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Risk free interest rate	1.2%	2.5%
Expected term (in years)	6.1	6.2
Weighted average expected volatility	81.0%	79.5%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of underlying Holdings shares	$1.17	$1.01

The weighted average grant-date fair value of options granted under the Plan for the nine months ended September 30, 2012 and 2011 was $0.60 and $0.56, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo Simulation models used for each performance-based and market-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Total unrecognized compensation expense related to stock-based awards and restricted stock at September 30, 2012 is $86.1 million, net of forfeitures. Of this amount, $61.9 million relates to unvested employee stock option awards issued under the Plan with $12.6 million relating to awards that become exercisable based on service-based vesting conditions and $49.3 million relating to awards that vest upon the occurrence of performance conditions (a change in control or a public offering of Holdings Common Stock and achievement of specified returns on the Sponsors’ investment). Compensation expense for service-based vesting awards will be recognized over an implicit and/or explicit weighted average service period of 3.2 years and compensation expense for performance-based vesting awards will be recognized upon the occurrence of a performance condition. The remaining $24.2 million of unrecognized compensation expense relates to shares of Holdings restricted stock held by certain executives. Compensation expense for these shares of Holdings restricted stock will be recognized upon a Holdings change in control or public offering of Holdings Common Stock.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the nine months ended September 30, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2011	126,578	$1.00
Granted	3,150	1.17
Exercised	(787)	(1.00)
Forfeited	(1,259)	(1.00)
Expired	—	—

Outstanding at September 30, 2012	127,682	$1.01	8.1	$—

Vested and unvested expected to vest at September 30, 2012	124,815	$1.01	8.1	$—
Exercisable at September 30, 2012	13,194	$1.00	8.1	$—

A summary of the status and activity for restricted stock units under the Plan for the nine months ended September 30, 2012, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at December 31, 2011	36,850	$0.66	N/A
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at September 30, 2012	36,850	$0.66	N/A	—

Restricted Stock Liabilities and Other Shares Subject to Repurchase

Certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share.

Approximately 34.5 million of these shares are subject to certain transfer restrictions and repurchase rights that allow Holdings, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. Due to these repurchase features, these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant-date fair value. The repurchase rights lapse on a change in control or public offering of Holdings Common Stock, at which point compensation expense associated with these awards, will be recognized. Furthermore, as result of the repurchase features, the Company has determined the proceeds Holdings received for these shares should be recorded as a restricted stock liability. The proceeds received by Holdings for these shares were contributed to the Company as a capital contribution. The remaining 2.4 million shares are subject to certain contingent repurchase rights held by the shareholder providing the ability to require Holdings to repurchase the shares in the event of termination from the Company without cause. The Company has determined the proceeds Holdings received for these option exercises did not qualify for permanent equity classification and have been recorded along with restricted stock liabilities within other liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

4. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of cash deposits held at financial institutions and money market fund accounts. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the nine months ended September 30, 2012, the Company entered into short-term investments with a total value of $23.6 million as of September 30, 2012. These investments include a $9.1 million interest bearing term deposit and $14.5 million in U.S. Treasury Bills. The Company has classified the U.S. Treasury Bills as available-for-sale and any changes in value are being recorded in accumulated other comprehensive income until realized. Both of these investments are recorded in Short-term investments on the Company’s Condensed Consolidated Balance Sheet at September 30, 2012.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of September 30, 2012:

	September 30, 2012
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$265,809	$—	$—	$265,809
Short Term Investments	23,594	—	—	23,594
Other (1)	3,241	—	—	3,241
Interest Rate Cap—Derivative (2)	—	49	—	49

Total Assets	$292,644	$49	$—	$292,693

	September 30, 2012
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$3,241	$—	$—	$3,241
Contingent Consideration (3)	—	—	4,800	4,800

Total Liabilities	$3,241	$—	$4,800	$8,041

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2012. Refer to Note 14, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2012 and recorded in Other liabilities at December 31, 2011. The Company determines the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out. For more information on the Earn-Out, refer to Note 4 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Earn-Out
Balance, December 31, 2011	$5,100
Decrease in fair market value	(300)
Transfers in/out of Level 3	—

Balance, September 30, 2012	$4,800

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short-term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, approximate their fair value because of the short maturity of those instruments.

The following tables provide a summary of the carrying values and fair values of the Company’s financial instruments not recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012:

	September 30, 2012
(in thousands)	Carrying Value	Fair Value
Senior Notes due 2018	$700,000	$791,500

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

6. Segment Information

The Company operates in two reportable operating segments: Pricing and Reference Data and Trading Solutions. The Company changed its reportable segments effective for the fourth quarter of 2011 in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011. The changes reflect the way the Company and its Chief Operating Decision Maker (“CODM”) approach the market and analyze operating performance. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.

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

Trading Solutions

The Trading Solutions segment provides customers worldwide with services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate electronic trading as well as support other systems and applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue (a):
Pricing and Reference Data	$153,189	$149,326	$457,186	$441,230
Trading Solutions	64,884	68,524	198,662	204,420

Total	$218,073	$217,850	$655,848	$645,650

Income from operations (b):
Pricing and Reference Data	$86,781	$83,220	$253,608	$247,240
Trading Solutions	9,876	12,888	30,019	34,319
Corporate and unallocated (c)	(59,929)	(65,333)	(179,548)	(213,076)

Total	$36,728	$30,775	$104,079	$68,483

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of	As of
	September 30, 2012	December 31, 2011
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,531,474	$3,602,492
Trading Solutions	326,613	339,965
Corporate and unallocated (d)	186,949	151,214

Total	$4,045,036	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of income from operations to loss before income taxes is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income from operations (b):	$36,728	$30,775	$104,079	$68,483
Interest expense, net	(37,372)	(38,390)	(112,364)	(119,025)
Other income (expense), net	329	30	604	(2,708)
Loss on extinguishment of debt	—	—	—	(25,450)

Loss before income taxes	$(315)	$(7,585)	$(7,681)	$(78,700)

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations equals income from continuing operations before interest income and income taxes and represents the measure of segment profit (loss).
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

7. Commitments and Contingencies

In connection with the provision of services in the ordinary course of business, the Company often indemnifies customers against third-party claims for intellectual property infringement. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

8. Income Taxes

For the nine months ended September 30, 2012, the Company’s year to date effective tax rate after discrete items was a 221.8% benefit as compared to a 65.2% benefit for the nine months ended September 30, 2011. The Company’s estimated annual effective tax rate for the year ending December 31, 2012, excluding discrete items, is a 440.9% benefit; however, interim reporting requirements under U.S. GAAP restrict the Company’s estimated effective tax rate as of September 30, 2012 to a 117.9% benefit before discrete items. Interim reporting rules require that the Company does not record a year to date benefit in the current quarter in an amount that would exceed its expectation of the Company’s full year benefit. During the nine months ended September 30, 2012, the Company recorded a net discrete tax benefit of $8.0 million which was primarily attributable to a reduction of the U.K. statutory tax rate enacted in July 2012 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $5.3 million benefit during the three and nine months ended September 30, 2012. The additional $2.7 million of discrete items include a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns in the U.S. and foreign jurisdictions, tax rate changes in various foreign jurisdictions and favorable audit settlements being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the estimated annual tax rates, prior to the impact of discrete items, reflected in the three- and nine-month periods ended September 30, 2012 when compared with the estimated annual effective tax rate reflected for the three- and nine-month periods ended September 30, 2011 is primarily related to an expected increase in the full year taxable income in foreign jurisdictions with lower tax rates in 2012 when compared with 2011 along with reductions in certain foreign statutory rates and lower losses in the U.S. in 2012 when compared with 2011. Also, the Company has not recorded a tax benefit in the nine months ended September 30, 2012 for the U.S. Research and Development tax credit as the law allowing for the credit was not extended beyond December 31, 2011.

The variance from the estimated effective tax rate of 117.9% and the statutory rate of 35% relates primarily to the additional benefits associated with state taxes and income generated in lower tax jurisdictions.

The Company has an income tax receivable balance of $6.2 million at September 30, 2012. This balance is comprised of a U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Condensed Consolidated Balance Sheet at September 30, 2012.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2012. As of September 30, 2012, the Company had approximately $11.4 million of unrecognized tax benefits which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.2 million of its currently remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.5 million and $0.7 million were provided in income tax expense for uncertain tax positions for the nine months ended September 30, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at September 30, 2012 and December 31, 2011, respectively.

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

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted	September 30, 2012			December 31, 2011
	Average	Gross			Gross
	Amortization Period	Carrying Value	Accumulated Amortization	Net Book Value	Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	3.6 years	$192,848	$(137,719)	$55,129	$191,701	$(103,803)	$87,898
Customer lists	23.8 years	1,571,490	(157,031)	1,414,459	1,561,081	(102,780)	1,458,301
Definite-lived trademarks	7.1 years	1,500	(711)	789	1,500	(558)	942
Data/databases	5.0 years	110,315	(47,803)	62,512	109,535	(31,035)	78,500
Exchange relationships	25.0 years	16,815	(1,457)	15,358	16,781	(951)	15,830

		1,892,968	(344,721)	1,548,247	1,880,598	(239,127)	1,641,471
Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	177,757	—	177,757	176,646	—	176,646

Total		$2,070,725	$(344,721)	$1,726,004	$2,057,244	$(239,127)	$1,818,117

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/12	$34,985
For year ending 12/31/13	126,665
For year ending 12/31/14	96,215
For year ending 12/31/15	83,421
For year ending 12/31/16	67,100
For years thereafter	1,139,861

Total	$1,548,247

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2012 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total
Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126
Impact of change in foreign exchange rates (a)	9,003	302	9,305

Balance as of September 30, 2012	$1,533,565	$112,866	$1,646,431

(a)	Foreign currency translation adjustments totaling an increase of $9.3 million primarily reflecting the weakening of the U.S. Dollar against the U.K. Pound and the Euro during the nine months ended September 30, 2012.

10. Stockholder’s Equity

As of September 30, 2012 and 2011, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

During the nine months ended September 30, 2012, the Company received a capital contribution from Holdings totaling $0.8 million related to the exercise of stock options for Holdings Common Stock by Company employees. During the nine months ended September 30, 2011, the Company received capital contributions totaling $11.9 million related to the purchase of shares of Holdings Common Stock by certain Company executives, $9.9 million of which was recorded as a restricted stock liability.

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

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 with early adoption permitted under certain circumstances. ASU 2012-02 will be effective for the Company starting January 1, 2013. The Company does not believe that adopting the provisions of ASU 2012-02 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

12. Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2012 are as follows:

	Unrealized Gain on Securities, Net of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140
Nine months ended September 30, 2012 other comprehensive income (loss)	119	22,856	(23)	353	23,305

Balance, September 30, 2012	$364	$34,774	$65	$(1,758)	$33,445

The tax impact on the components of other comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$173	$(67)	$106
Foreign currency translation adjustments	23,587	—	23,587
Pension adjustments	(8)	(1)	(9)
Change in value of hedged interest rate caps	(65)	27	(38)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive income	$24,063	$(194)	$23,869

	Three Months Ended September 30, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(525)	$—	$(525)
Foreign currency translation adjustments	(32,672)	—	(32,672)
Pension adjustments	(9)	4	(5)
Change in value of hedged interest rate caps	(1,552)	632	(920)

Total other comprehensive loss	$(34,758)	$636	$(34,122)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$195	$(76)	$119
Foreign currency translation adjustments	22,856	—	22,856
Pension adjustments	(24)	1	(23)
Change in value of hedged interest rate caps	(532)	216	(316)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	1,128	(459)	669

Total other comprehensive income	$23,623	$(318)	$23,305

	Nine Months Ended September 30, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(469)	$—	$(469)
Foreign currency translation adjustments	(3,508)	—	(3,508)
Pension adjustments	(69)	94	25
Change in value of hedged interest rate caps	(4,989)	2,030	(2,959)

Total other comprehensive loss	$(9,035)	$2,124	$(6,911)

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

In connection with the refinancing, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders were expensed as loss on extinguishment of debt during the nine months ended September 30, 2011 and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method. Additionally, the refinancing resulted in the Company recording a $25.5 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt in the nine months ended September 30, 2011. This charge included $9.4 million of debt financing costs, $7.7 million of original issue discount (“OID”) and $8.4 million of costs incurred as part of the refinancing process composed of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

At September 30, 2012, the Company has recorded debt financing costs of $32.9 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $29.9 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $3.2 million and $9.9 million, respectively, in each of the three- and nine-month periods ended September 30, 2012 and 2011, and is recorded as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012 and 2011, the Company recorded and paid interest on the Term Loan Facility of $14.8 million and $15.8 million, respectively and $44.8 million and $50.8 million, respectively. During the three and nine months ended September 30, 2012 and 2011, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.2 million and $0.3 million, respectively and $0.7 million and $0.9 million, respectively.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of September 30, 2012 and December 31, 2011, the Company had $4.5 million of letters of credit

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin for Revolving Credit Facility borrowings was 5.00%. The applicable margin decreases to 4.75% upon the Company attaining a total-leverage ratio of 5:1. During the nine months ended September 30, 2012 the Company attained a leverage ratio below the established threshold and its applicable margin was reduced to 4.75% in the second quarter of 2012. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the three- and nine-month periods ended September 30, 2012 and 2011, the Company recorded and paid commitment fees on letters of credit of less than $0.1 million and $0.2 million, respectively.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon the Company’s achievement of a total leverage ratio of 5.75:1 or less. As of September 30, 2012, the Company’s total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended September 30, 2012. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At September 30, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% plus an applicable margin of 3.25%. As noted below, the Company designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of up to $700.0 million at September 30, 2012. Refer to Note 14, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan Facility in the amount of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter unless a mandatory prepayment is made under the terms of the credit agreement as described below. Under the terms of the credit agreement, the Company made scheduled principal payments totaling $3.4 million related to the Term Loan Facility during the nine months ended September 30, 2012.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: a percentage of annual excess cash flow, payments related to certain asset sales and payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The first determination of the annual excess cash flow mandatory prepayment (“ECF payment”) was for the Company’s fiscal year ended December 31, 2011, with the prepayment due 90 days from that date. As of December 31, 2011, the Company determined that an ECF payment of approximately $43.0 million was due and included this amount in Borrowings, current in the Company’s Consolidated Balance Sheet at December 31, 2011. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in the Condensed Consolidated Balance Sheet in the first quarter of 2012. In accordance with the terms of the credit agreement, the accepted balance of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the fiscal year 2011 ECF payment, the Company does not have a required quarterly principal installment due on its Term Loan Facility until June 2014. Future ECF payments, if any, would be applied to required quarterly principal installments commencing with the June 2014 installment. Because the amount payable as a fiscal year 2012 ECF payment cannot currently be reliably estimated, no portion of the Company’s Term Loan Facility debt is reflected as current in its Condensed Consolidated Balance Sheet at September 30, 2012.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5:1. During the nine months ended September 30, 2012, the Company’s total leverage ratio was below the 5:1 threshold and the commitment fee was reduced to 0.50%. The Company is also required to pay customary letter of credit fees.

The Company may voluntarily prepay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Accordingly, in February 2011, the Company incurred a 1% premium fee in connection with the refinancing; however, any further refinancing or prepayments will not be subject to the 1% premium fee.

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

As of September 30, 2012 and December 31, 2011, the Company was in compliance with the Senior Secured Credit Facilities covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During the nine months ended September 30, 2012 and 2011, the Company paid interest on the Senior Notes of $71.8 million and $72.1 million, respectively.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of September 30, 2012 and December 31, 2011. This call feature is being marked to market over the period it is active.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012 and December 31, 2011, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, net of amortization for the nine months ending September 30, 2012 and for the year ended December 31, 2011, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At September 30, 2012 and December 31, 2011, the Company had $11.9 million and $29.9 million, respectively, of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2012 and 2011, the Company recorded $1.2 million and $1.1 million, respectively, and $3.5 million and $3.4 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The OID with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total Borrowings

Total borrowings consisted of the following at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	—	56,417

Net Short-Term Debt:	$—	$56,417
Long-Term Debt:
Term Loan Facility	$1,302,882	$1,278,495
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(29,892)	(34,278)
Less Original Issue Discount—Senior Notes	(12,804)	(14,433)

Net Long-Term Debt	$1,960,186	$1,929,784

The future minimum principal payments due under the Senior Secured Credit Facilities and for the Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$—
2013	—
2014	8,320
2015	13,450
2016	13,450
2017 and thereafter	1,967,662

Total	$2,002,882

14. Derivatives

Interest Rate Cap- Cash Flow Hedge

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposure to some of its interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes and not for speculative purposes.

On September 13, 2010, the Company entered into three separate interest rate cap agreements to help mitigate the interest rate volatility associated with the variable rate interest on the term loans borrowed under its Senior Secured Credit Facilities. Interest rate cap agreements provide the right for the Company to receive cash if the interest rate on the term loans rises above the interest rate cap agreement contractual rate. The value of the cap agreement increases as the term loan interest rate rises. The aggregate premium of the cap agreements is $5.0 million, including a deferred financing charge of approximately $0.5 million. This aggregate premium is payable quarterly over twelve quarters, beginning September 30, 2011.

The critical terms of the interest rate caps agreements were designed to mirror the terms of the Company’s LIBOR-based term loan borrowings under its Senior Secured Credit Facilities and as a result, the Company determined at inception that the hedging relationship was highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the interest rate risk attributable to the forecasted LIBOR-based interest payments as follows:

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

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of September 30, 2012 and December 31, 2011, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.05 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the gains or losses recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	September 30, 2012	December 31, 2011
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$49	$583

(In thousands, except per share amounts)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Amount of gain recognized in other comprehensive income, net of taxes:
Interest rate caps	$185	$920

(In thousands, except per share amounts)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Amount of gain (loss) recognized in other comprehensive income, net of taxes:
Interest rate caps	$353	$(2,959)

During the three and nine months ended September 30, 2012, $0.4 million and $1.1 million, respectively, was reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.6 million from AOCI to the Consolidated Statement of Operations in the next twelve months. No amounts related to the derivative financial instruments were reclassified from AOCI to the Condensed Consolidated Statement of Operations during the three or nine months ended September 30, 2011.

15. Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During the three and nine months ended September 30, 2012 and 2011, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million, respectively, and $2.3 million, respectively. The amount due to such affiliates of the Sponsors at September 30, 2012 and December 31, 2011 was approximately $0.8 million, and is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2012, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 3 “Stock-Based Compensation” for further discussion of the Company’s associated long-term restricted stock liability.

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of September 30, 2012 up through the issuance of these financial statements and has not identified any material subsequent events.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Guarantor Subsidiaries

On July 29, 2010 the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 13. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 13 (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors.” The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 13.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, the Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively, of the parent companies, including but not limited to the Company (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantors and Non-Guarantors on a consolidated and combined basis.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$21,398	$133,918	$80,089	$(17,332)	$218,073
COSTS AND EXPENSES:
Cost of services	10,862	35,678	26,457	(85)	72,912
Selling, general and administrative	16,192	31,129	33,548	(17,248)	63,621
Depreciation	3,195	4,404	2,719	—	10,318
Amortization	3,219	21,485	9,790	—	34,494

Total costs and expenses	33,468	92,696	72,514	(17,333)	181,345

(LOSS) INCOME FROM OPERATIONS	(12,070)	41,222	7,575	1	36,728
Interest (expense) income, net	(37,368)	(66)	62	—	(37,372)
Other income, net	—	300	29	—	329

(LOSS) INCOME BEFORE INCOME TAXES	(49,438)	41,456	7,666	1	(315)
Income tax (benefit) expense	(30,048)	16,872	(5,181)	—	(18,357)
Equity earnings of subsidiaries, net of taxes	37,431	—	—	(37,431)	—

NET INCOME	$18,041	$24,584	$12,847	$(37,430)	$18,042

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$21,228	$131,606	$81,236	$(16,220)	$217,850
COSTS AND EXPENSES:
Cost of services	9,541	37,141	27,426	(2,027)	72,081
Selling, general and administrative	16,284	30,415	31,348	(14,194)	63,853
Depreciation	2,786	4,168	2,647	—	9,601
Amortization	3,528	25,967	12,045	—	41,540

Total costs and expenses	32,139	97,691	73,466	(16,221)	187,075

(LOSS) INCOME FROM OPERATIONS	(10,911)	33,915	7,770	1	30,775
Interest expense, net	(38,210)	(62)	(118)	—	(38,390)
Other income, net	—	30	2	(2)	30

(LOSS) INCOME BEFORE INCOME TAXES	(49,121)	33,883	7,654	(1)	(7,585)
Income tax (benefit) expense	(20,151)	13,790	(10,977)	(95)	(17,433)
Equity earnings of subsidiaries, net of taxes	38,724	—	—	(38,724)	—

NET INCOME	$9,754	$20,093	$18,631	$(38,630)	$9,848

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$65,383	$400,457	$237,282	$(47,274)	$655,848
COSTS AND EXPENSES:
Cost of services	31,735	111,392	81,243	(2,995)	221,375
Selling, general and administrative	53,298	93,505	94,181	(44,280)	196,704
Depreciation	9,327	13,117	7,678	—	30,122
Amortization	9,658	64,455	29,455	—	103,568

Total costs and expenses	104,018	282,469	212,557	(47,275)	551,769

(LOSS) INCOME FROM OPERATIONS	(38,635)	117,988	24,725	1	104,079
Interest (expense) income, net	(112,472)	(223)	331	—	(112,364)
Other income, net	242	300	62	—	604

(LOSS) INCOME BEFORE INCOME TAXES	(150,865)	118,065	25,118	1	(7,681)
Income tax (benefit) expense	(61,479)	48,052	(3,611)	—	(17,038)
Equity earnings of subsidiaries, net of taxes	98,742	—	—	(98,742)	—

NET INCOME	$9,356	$70,013	$28,729	$(98,741)	$9,357

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUE	$64,655	$388,385	$238,634	$(46,024)	$645,650
COSTS AND EXPENSES:
Cost of services	28,701	115,145	79,444	(4,260)	219,030
Selling, general and administrative	56,406	88,092	87,357	(41,766)	190,089
Depreciation	8,087	14,443	7,663	—	30,193
Amortization	10,583	87,585	39,687	—	137,855

Total costs and expenses	103,777	305,265	214,151	(46,026)	577,167

(LOSS) INCOME FROM OPERATIONS	(39,122)	83,120	24,483	2	68,483
Interest expense, net	(118,440)	(195)	(390)	—	(119,025)
Other income (expense), net	214	(2,924)	2	—	(2,708)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

(LOSS) INCOME BEFORE INCOME TAXES	(182,798)	80,001	24,095	2	(78,700)
Income tax (benefit) expense	(77,428)	32,560	(6,332)	(95)	(51,295)
Equity earnings of subsidiaries, net of taxes	77,868	—	—	(77,868)	—

NET (LOSS) INCOME	$(27,502)	$47,441	$30,427	$(77,771)	$(27,405)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$18,041	$24,584	$12,847	$(37,430)	$18,042

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	106	—	—	—	106
Foreign currency translation adjustments	—	—	41,129	(17,542)	23,587
Pension adjustment, net of tax	—	—	(9)	—	(9)

Change in value of hedged interest rate caps, net of tax	(38)	—	—	—	(38)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income, net of tax	291	—	41,120	(17,542)	23,869

COMPREHENSIVE INCOME	$18,332	$24,584	$53,967	$(54,972)	$41,911

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$9,754	$20,093	$18,631	$(38,630)	$9,848

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(525)	—	—	—	(525)
Foreign currency translation adjustments	—	—	(55,386)	22,714	(32,672)
Pension adjustment, net of tax	—	—	(5)	—	(5)
Change in value of hedged interest rate caps, net of tax	(920)	—	—	—	(920)

Total other comprehensive loss, net of tax	(1,445)	—	(55,391)	22,714	(34,122)

COMPREHENSIVE INCOME (LOSS)	$8,309	$20,093	$(36,760)	$(15,916)	$(24,274)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$9,356	$70,013	$28,729	$(98,741)	$9,357

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	119	—	—	—	119
Foreign currency translation adjustments	—	—	44,040	(21,184)	22,856
Pension adjustment, net of tax	—	—	(23)	—	(23)

Change in value of hedged interest rate caps, net of tax	(316)	—	—	—	(316)
Less reclassification adjustment for interest rate cap related interest expense included in net income	669	—	—	—	669

Total other comprehensive income, net of tax	472	—	44,017	(21,184)	23,305

COMPREHENSIVE INCOME	$9,828	$70,013	$72,746	$(119,925)	$32,662

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(27,502)	$47,441	$30,427	$(77,771)	$(27,405)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(469)	—	—	—	(469)
Foreign currency translation adjustments	118	—	(6,296)	2,670	(3,508)
Pension adjustment, net of tax	—	—	25	—	25
Change in value of hedged interest rate caps, net of tax	(2,959)	—	—	—	(2,959)

Total other comprehensive loss, net of tax	(3,310)	—	(6,271)	2,670	(6,911)

COMPREHENSIVE (LOSS) INCOME	$(30,812)	$47,441	$24,156	$(75,101)	$(34,316)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$174	$99,785	$165,850	$—	$265,809

Short-term investments	—	—	23,594	—	23,594
Accounts receivable, net of allowance for doubtful accounts and sales credits	9,478	86,308	36,397	—	132,183
Due from affiliate	—	577,514	333,564	(911,078)	—
Prepaid expenses and other current assets	8,817	4,954	10,840	1	24,612
Income tax receivable	854	5,243	152	—	6,249
Deferred tax assets	2,920	17,936	8,698	—	29,554

Total current assets	22,243	791,740	579,095	(911,077)	482,001

Property and equipment, net	60,332	39,821	38,245	—	138,398
Goodwill	148,179	1,070,180	428,072	—	1,646,431
Intangible assets, net	72,640	1,175,152	478,212	—	1,726,004
Deferred financing costs, net	47,228	—	—	—	47,228
Other assets	705	1,542	2,334	393	4,974

Investment in subsidiaries	3,592,143	—	1,327,422	(4,919,565)	—

Total Assets	$3,943,470	$3,078,435	$2,853,380	$(5,830,249)	$4,045,036

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$373	$7,115	$8,725	$—	$16,213
Accrued liabilities	22,918	28,779	30,083	—	81,780
Payables to affiliates	573,161	—	337,429	(910,590)	—
Interest payable	12,646	54	—	—	12,700
Income taxes payable	922	5,661	2,740	—	9,323
Deferred revenue	7,451	4,885	17,297	—	29,633

Total current liabilities	617,471	46,494	396,274	(910,590)	149,649

Income taxes payable	711	4,365	2,142	—	7,218
Deferred tax liabilities	69,819	428,891	116,768	—	615,478
Other liabilities	38,755	3,346	13,876	—	55,977
Borrowings, net of original issue discount	1,960,186	—	—	—	1,960,186

Total Liabilities	2,686,942	483,096	529,060	(910,590)	2,788,508

Total Stockholder’s Equity	1,256,528	2,595,339	2,324,320	(4,919,659)	1,256,528

Total Liabilities and Equity	$3,943,470	$3,078,435	$2,853,380	$(5,830,249)	$4,045,036

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$284	$117,468	$144,400	$—	$262,152
Accounts receivable, net of allowance for doubtful accounts and sales credits	8,764	79,523	29,961	—	118,248
Due from affiliate	10,309	397,121	324,783	(732,213)	—
Prepaid expenses and other current assets	9,288	6,384	11,747	—	27,419
Income tax receivable	854	5,243	154	—	6,251
Deferred tax assets	4,584	28,160	9,537	—	42,281

Total current assets	34,083	633,899	520,582	(732,213)	456,351

Property and equipment, net	45,500	45,178	31,611	—	122,289
Goodwill	147,341	1,064,133	425,652	—	1,637,126
Intangible assets, net	82,298	1,239,607	496,212	—	1,818,117
Deferred financing costs, net	54,478	—	—	—	54,478
Other assets	1,172	1,648	2,095	395	5,310

Investment in subsidiaries	3,423,531	384,944	1,305,634	(5,114,109)	—

Total Assets	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$255	$10,271	$7,385	$—	$17,911
Accrued liabilities	31,956	30,289	26,969	—	89,214
Payables to affiliates	396,617	—	335,108	(731,725)	—
Borrowings, current	56,417	—	—	—	56,417
Interest payable	30,523	61	—	—	30,584
Income taxes payable	557	3,420	3,031	—	7,008
Deferred revenue	7,942	5,538	11,464	—	24,944

Total current liabilities	524,267	49,579	383,957	(731,725)	226,078

Income taxes payable	1,276	7,836	1,794	—	10,906
Deferred tax liabilities	73,227	449,821	124,042	—	647,090
Other liabilities	39,944	8,169	11,795	—	59,908
Borrowings, net of current portion and original issue discount	1,929,784	—	—	—	1,929,784

Total Liabilities	2,568,498	515,405	521,588	(731,725)	2,873,766

Total Stockholder’s Equity	1,219,905	2,854,004	2,260,198	(5,114,202)	1,219,905

Total Liabilities and Equity	$3,788,403	$3,369,409	$2,781,786	$(5,845,927)	$4,093,671

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$54,922	$(7,892)	$55,280	$159	$102,469

Cash flows from investing activities:
Purchase of property and equipment	(22,542)	(9,512)	(13,906)	—	(45,960)
Purchase of short-term investments	—	—	(23,540)	—	(23,540)

Net cash used in investing activities	(22,542)	(9,512)	(37,446)	—	(69,500)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	—	—	—	(32,029)
Principal payments on capital leases	—	(279)	—	—	(279)
Capital contribution resulting from exercise of parent company stock options	787	—	—	—	787
Payment of interest rate cap	(1,248)	—	—	—	(1,248)

Net cash used in financing activities	(32,490)	(279)	—	—	(32,769)

Effect of change in exchange rates on cash and cash equivalents	—	—	3,616	(159)	3,457

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110)	(17,683)	21,450	—	3,657

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174	$99,785	$165,850	$—	$265,809

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$3,993	$41,975	$73,287	$(81)	$119,174

Cash flows from investing activities:
Purchase of property and equipment	(10,476)	(11,568)	(8,734)	(25)	(30,803)
Business and asset acquisitions, net of acquired cash	—	—	19	—	19

Net cash used in investing activities	(10,476)	(11,568)	(8,715)	(25)	(30,784)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,358	—	—	—	1,358
Principal payments on long-term debt	(6,726)	—	—	—	(6,726)
Capital contribution resulting from issuance of restricted parent company common stock	11,850	—	—	—	11,850

Net cash provided by financing activities	6,482	—	—	—	6,482

Effect of change in exchange rates on cash and cash equivalents	—	—	(1,491)	106	(1,385)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	30,407	63,081	—	93,487

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218	47,510	75,976	—	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217	$77,917	$139,057	$—	$217,191

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended September 30, 2012 and 2011 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group, LLC and Warburg Pincus LLC (the “Sponsors”). This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Intermediate and Holdings.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, effective for the fourth quarter of 2011, the composition and description of our reportable segments was changed resulting in two new reportable segments: Pricing and Reference Data, and Trading Solutions. The change was made in response to operational and organizational initiatives undertaken during the preceding year and completed in the fourth quarter of 2011, and reflects the way we approach the market and analyze operating performance. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, ultra low latency infrastructure services, hosted web applications and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 6 “Segment Information” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics, management tools and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $153.2 million, or 70.2%, of our revenue for the three months ended September 30, 2012 and $457.2 million, or 69.7%, of our revenue for the nine months then ended.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate electronic trading as well as support other systems and applications; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. The Trading Solutions segment accounted for $64.9 million, or 29.8%, of our revenue for the three months ended September 30, 2012 and $198.7 million, or 30.3%, of our revenue for the nine months then ended.

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

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. More specifically, we are investing in internal development programs in ways that can enable us to deliver high-value services and solutions, and extend our global reach. In particular, we plan to continue expanding our market coverage, intensify our focus on growth-oriented international markets, and developing new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. In recent months, we have made progress in each of these areas, which included launching a number of new services within our Pricing and Reference Data segment and initiating a variety of related programs within our Trading Solutions segment. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

To support the aforementioned product development activities, we continue to advance programs that can further improve our technical infrastructure, increase our operational efficiency, optimize our cost structure and facilitate future revenue growth. More specifically, we are investing to reengineer our product technology and replace legacy product systems with a new unified technical architecture that will facilitate the collection, aggregation and distribution of the content that supports our core real-time, intraday and end-of-day evaluations and listed market pricing and various other reference data services. In addition, strategic acquisitions have complemented our internal investment activities in the past, and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives.

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

We expect that uncertainty with respect to spending on financial information and related services will persist throughout the remainder of 2012 and into 2013. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will continue to grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market environment and the continued focus on controlling or reducing spending.

We believe that the following trends will influence the growth of the financial information services industry in general and certain of our offerings in particular.

•

Increased U.S. and global regulation, continued changes to accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, and greater oversight and scrutiny by regulators worldwide, combined with potentially greater use of fair value accounting standards globally and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

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

•

Growth in global assets under management: Over the past several years, global assets under management have increased largely due to rising net flow of investment and strong performance in major equity and fixed income markets. Periods of high fund flows and strong market performance typically lead to the creation of new funds and new firms to manage investment demand while low fund flows, poor market performance and net redemptions often result in a reduction in the number of funds and firms that manage investment assets. Although our revenue is not directly linked to assets under management, these trends help highlight the overall health of the global financial markets and the financial health of the participants in those markets. Despite these trends, we continue to see financial institutions remain cautious about their spending plans.

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

•

Confluence of dynamics within the wealth management sector: We believe that there are a myriad of changes that have occurred to influence how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. Among the key demographic trends are the long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, and significant wealth accumulation in certain emerging markets. Key sector specific trends within wealth management include significant market volatility, increased and evolving regulation, consolidation among broker workstation vendors, consolidation of broker-dealers and clearing firms that typically service smaller retail and regional brokerage firms, increasing client asset shifts toward independent registered investment advisors and online brokers, downsizing and other cost-reduction initiatives by brokerage firms, and intensified competition for active trader subscribers. Overall, we expect the combination of these trends to have a favorable impact on our offerings for the wealth management sector, although certain aforementioned trends such as downsizing and cost reduction initiatives, and intensified competition for active trader subscribers have potential to adversely impact our future revenue.

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

Our Pricing and Reference Data segment has continued to grow during 2012 primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, which has been augmented by improved performance within our fixed income analytics product area in recent quarters. Key factors for the growth within our evaluated pricing and reference data product areas have been strong revenue retention rates, increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments evolve.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well as our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and the segment’s annualized quarterly revenue retention rate at the end of the quarters ended September 30, 2012 and 2011 was approximately 93% and 94%, respectively. In filings preceding our Annual Report on Form 10-K for the year ended December 31, 2011, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The ongoing focus by financial institutions to control spending has impacted various product areas within our Trading Solutions segment during 2012. For example, our real-time feeds product area experienced a spike in cancellations during the first quarter of 2012 while sales cycles for various offerings within Trading Solutions have been extended. These dynamics have been mostly balanced by continued expansion of our trading infrastructure services product area as financial institutions seek to outsource key elements of their electronic trading operations. In addition to the aforementioned focus by customers on controlling costs, our hosted web applications and workstation area has been challenged by ongoing softness in the active trader segment, which has offset progress that we have made to expand our business in the wealth management sector. Our Trading Solutions segment’s growth is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of September 30, 2012, we supported approximately 77,300 total subscribers worldwide, which declined by approximately 6% from the same period last year. Subscriber declines primarily within our active trader platforms, including those that are offered by brokerage firms to their active trader clients for a fixed fee, were partially offset by subscriber growth for our wealth management workstations. Changes in the number of subscribers do not directly correlate with changes in revenue due to several factors including subscriber shifts across the segment’s range of products, which vary in both price-point and revenue level, and the impact of new and terminated fixed-fee agreements. In our prior filings, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type, can impact future revenue.

Results of Operations

Selected Financial Data

(In thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2012	2011	% Change	2012	2011	% Change
REVENUE	$218,073	$217,850	0.1%	$655,848	$645,650	1.6%

COSTS AND EXPENSES:
Cost of services	72,912	72,081	1.2%	221,375	219,030	1.1%
Selling, general and administrative	63,621	63,853	(0.4)%	196,704	190,089	3.5%
Depreciation	10,318	9,601	7.5%	30,122	30,193	(0.2)%
Amortization	34,494	41,540	(17.0)%	103,568	137,855	(24.9)%

Total costs and expenses	181,345	187,075	(3.1)%	551,769	577,167	(4.4)%

INCOME FROM OPERATIONS	36,728	30,775	19.3%	104,079	68,483	52.0%
Interest expense, net	(37,372)	(38,390)	(2.7)%	(112,364)	(119,025)	(5.6)%
Other income (expense), net	329	30	(997.0)%	604	(2,708)	(122.3)%
Loss on extinguishment of debt	—	—	N/A	—	(25,450)	(100.0)%

LOSS BEFORE INCOME TAXES	(315)	(7,585)	(95.8)%	(7,681)	(78,700)	(90.2)%
Income tax benefit	(18,357)	(17,433)	5.3%	(17,038)	(51,295)	(66.8)%

NET INCOME (LOSS)	$18,042	$9,848	83.2%	$9,357	$(27,405)	(134.1)%

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

Merger Fair Value Purchase Price Allocation

In connection with the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount was amortized over the remaining terms of the related contracts and was allocated among our segments and businesses through the end of the year ended December 31, 2011. There is no impact related to the purchase price allocation adjustment to deferred revenue in the three or nine months ended September 30, 2012 or the three months ended September 30, 2011, as the adjustment was fully amortized as of June 30, 2011. However, the impact of this adjustment on the nine-month period ended September 30, 2011 was a reduction in revenue of approximately $0.9 million. Based on this, we adjust the revenue amounts for the nine-month period ended September 30, 2011, to exclude the impact of the purchase price allocation adjustment to deferred revenue because we believe this facilitates period-over-period comparisons and provides useful information to investors regarding underlying business trends.

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

(In thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$153,189	$149,326	2.6%	$899	$154,088	3.2%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,290	$27,689	(1.4)%	$156	$27,446	(0.9)%
Hosted Web Applications and Workstations	37,594	40,835	(7.9)%	1,699	39,293	(3.8)%

Total Trading Solutions	$64,884	$68,524	(5.3)%	$1,855	$66,739	(2.6)%

TOTAL REVENUE	$218,073	$217,850	0.1%	$2,754	$220,827	1.4%

Total revenue for the three months ended September 30, 2012 increased $0.2 million, or 0.1%, to $218.1 million compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased total revenue by $2.8 million in the three months ended September 30, 2012. Excluding the impact of foreign exchange, total revenue increased by $3.0 million, or 1.4% to $220.8 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $3.9 million, or 2.6%, to $153.2 million in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $0.9 million in the three months ended September 30, 2012. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $4.8 million, or 3.2%, to $154.1 million. This growth was driven primarily by expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, due to increased demand from existing customers and, to a lesser extent, new customers, as well as the effect of annual price increases, and improved performance within our fixed income analytics product area.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $3.6 million, or 5.3%, to $64.9 million in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $1.9 million in the three months ended September 30, 2012. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $1.8 million, or 2.6%, to $66.7 million as continued growth in our trading infrastructure services was more than offset by lower revenues in the segment’s other primary product areas.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	2012 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$72,912	$72,081	1.2%	$1,821	$74,733	3.7%

Cost of services expenses increased by $0.8 million, or 1.2%, to $72.9 million during the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased cost of services expense by $1.8 million. Excluding the impact of foreign exchange, cost of services expenses increased by $2.7 million. During the three months ended September 30, 2012, we experienced increases in outside professional services of $1.8 million and communications expense of $0.4 million related to ongoing technical infrastructure initiatives. Salary and personnel related expense increased $0.2 million reflecting the net impact of annual pay and headcount increases being offset by increased capitalization of salary and personnel expense related to ongoing internal development initiatives. These increases in cost of services were offset by a decrease in hardware expense of $0.4 million related to large hardware sales by our 7ticks business that occurred in the three months ended September 30, 2011 and did not recur in 2012, with the remainder of the offset spread across multiple cost of services categories. Cost of services expense as a percentage of revenue was 33.4% in the three months ended September 30, 2012 compared with 33.1% in the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SGA (Non-GAAP)	2012 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$63,621	$63,853	(0.4)%	$773	$64,394	0.8%

During the three months ended September 30, 2012, selling, general and administrative expenses decreased by $0.2 million, or 0.4%, to $63.6 million compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $0.8 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $0.5 million, or 0.8%. During the three months ended September 30, 2012, we experienced increases in selling, general and administrative expense of $1.0 million related to increases in transactional foreign exchange losses on operating activities and $0.6 million in outside professional services. These increases in expense were more than offset by a $1.5 million decrease due to the early termination of a lease that occurred in the three months ended September 30, 2011 and did not recur in 2012, with the remainder of the offset spread across multiple selling, general and administrative categories. Selling, general, and administrative expenses as a percentage of revenue was 29.2% in the three months ended September 30, 2012 compared with 29.3% for the three months ended September 30, 2011.

Depreciation

	Three Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	2012 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$10,318	$9,601	7.5%	$151	$10,469	9.0%

During the three months ended September 30, 2012, depreciation expense increased by $0.7 million, or 7.5%, to $10.3 million compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased depreciation expense by $0.2 million. Excluding the impact of foreign exchange, depreciation expense increased by $0.9 million, or 9.0%. The increase is primarily related to internal development projects and a large leasehold improvement project being placed in service in the three months ended September 30, 2012.

Amortization

	Three Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	2012 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$34,494	$41,540	(17.0)%	$387	$34,881	(16.0)%

During the three months ended September 30, 2012, amortization expense decreased by $7.1 million, or 17.0%, to $34.5 million compared with the three months ended September 30, 2011. The change in foreign exchange rates decreased amortization expense by $0.4 million. Excluding the impact of foreign exchange, amortization expense decreased by $6.7 million, or 16.0%. The decrease in amortization is attributed to the extension of the useful lives of our completed technologies that occurred in the third quarter of 2011. For further information on the extension of the useful lives see Note 6 in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Consolidated Financial Information

Net interest expense was $37.4 million for the three months ended September 30, 2012 compared with net interest expense of $38.4 million for the three months ended September 30, 2011. The period-over-period difference primarily results from a 0.25% decrease in our Term Loan Facility interest rate due to our achievement of certain leverage ratios in the second quarter of 2012 being fully realized during the three months ended September 30, 2012 with no similar rate reduction being realized during the same period in 2011. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the three months ended September 30, 2012, our quarterly effective tax rate after discrete items was a 5,827.1% benefit as compared to a 229.8% benefit for the three months ended September 30, 2011. The estimated annual effective tax rate for the year ending December 31, 2012 excluding discrete items is a 440.9% benefit; however, interim reporting requirements under GAAP restrict our estimated effective tax rate as of September 30, 2012 to a 117.9% benefit before discrete items. The reporting requirements under GAAP regarding interim tax reporting require that we do not record a year to date benefit in the current quarter in an amount that would exceed our expectation of our full year benefit. During the quarter ended September 30, 2012, we recorded a net discrete tax benefit of $5.8 million which was primarily attributable to a reduction of the U.K. statutory tax rate enacted in July 2012 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $5.3 million benefit during the quarter ended September 30, 2012.

The change in the third quarter estimated annual effective tax rate in relation to the prior year third quarter estimated annual effective tax rate is primarily related to an expected increase in the full year taxable income in foreign jurisdictions with lower tax rates in 2012 when compared with 2011 coupled with reductions in certain foreign statutory rates and lower losses in the U.S. in 2012 when compared with 2011. Also, in 2012, we have not recorded a tax benefit in the third quarter for the U.S. Research and Development tax credit as the law allowing for the credit has not been extended beyond December 31, 2011.

The variance from the estimated effective tax rate of 117.9% and the statutory rate of 35% relates primarily to income generated in lower tax jurisdictions and the additional benefits associated with state taxes.

During the three months ended September 30, 2012, we recorded approximately $0.2 million of interest and penalties related to our unrecognized tax benefits.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

(In thousands)	2012	2011	% Change	Effects of Deferred Revenue Adjustment 2011	2012 Foreign Exchange	2011 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non-GAAP)	2012 Adjusted Revenue (Non- GAAP) % Change
Total Pricing and Reference Data	$457,186	$441,230	3.6%	$600	$2,454	$441,830	$459,640	4.0%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$82,154	$84,087	(2.3)%	$13	$570	$84,100	$82,724	(1.6)%
Hosted Web Applications and Workstations	116,508	120,333	(3.2)%	289	3,810	120,622	120,318	(0.3)%

Total Trading Solutions	$198,662	$204,420	(2.8)%	$302	$4,380	$204,722	$203,042	(0.8)%

TOTAL REVENUE	$655,848	$645,650	1.6%	$902	$6,834	$646,552	$662,682	2.5%

Total revenue for the nine months ended September 30, 2012 increased $10.2 million, or 1.6%, to $655.8 million compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased total revenue by $6.8 million in the nine months ended September 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the nine months ended September 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $16.1 million, or 2.5% to $662.7 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $16.0 million, or 3.6%, to $457.2 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $2.5 million in the nine months ended September 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.6 million in the nine months ended September 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $17.8 million, or 4.0%, to $459.6 million primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, due to increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases, and improved performance within our fixed income analytics product area.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $5.8 million, or 2.8%, to $198.7 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $4.4 million in the nine months ended September 30, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.3 million in the nine months ended September 30, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue decreased by $1.7 million, or 0.8%, to $203.0 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 as continued growth in our trading infrastructure services, was largely offset by lower real-time feeds revenue and relatively unchanged revenue performance in our other Trading Solutions segment product areas.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Nine Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	2012 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$221,375	$219,030	1.1%	$3,872	$225,247	2.8%

Cost of services expenses increased by $2.4 million, or 1.1%, to $221.4 million during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased cost of services expense by $3.9 million. Excluding the impact of foreign exchange, cost of services expenses increased by $6.2 million, or 2.8%. During the nine months ended September 30, 2012, we experienced increases in salary and personnel related expense of $5.9 million reflecting the net impact of annual pay and headcount increases being partially offset by increased capitalization of salary and personnel expense related to ongoing internal development initiatives. We also experienced increases of $1.5 million in outside professional services and $1.1 million of communications expense related to ongoing technical infrastructure initiatives. These increases in cost of services were partially offset by a decrease in hardware expense of $3.5 million related to large hardware sales by our 7ticks business that occurred in the nine months ended September 30, 2011and did not recur in 2012, with the remainder of the offset spread across multiple cost of services categories. Cost of services expense as a percentage of revenue was 33.8% in the nine months ended September 30, 2012 compared with 33.9% in the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Nine Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SGA (Non-GAAP)	2012 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$196,704	$190,089	3.5%	$2,457	$199,161	4.8%

During the nine months ended September 30, 2012, selling, general and administrative expenses increased by $6.6 million, or 3.5%, to $196.7 million compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $2.5 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $9.1 million, or 4.8%. The primary drivers of the increase to expenses in the nine months ended September 30, 2012 are increases in transactional foreign exchange losses on operating activities of $2.8 million, commissions paid to third parties for distribution of our data to customers of $1.4 million due to timing of changes in contractual terms and increased usage, bad debt expense of $1.4 million, and increased travel expenses of $1.0 million related to expanded global responsibilities of certain executives as well as addition of new executive officers with global responsibilities. Selling, general, and administrative expenses as a percentage of revenue was 30.0% in the nine months ended September 30, 2012 compared with 29.4% for the nine months ended September 30, 2011.

Depreciation

	Nine Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	2012 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$30,122	$30,193	(0.2)%	$352	$30,474	(0.9)%

During the nine months ended September 30, 2012, depreciation expense was relatively unchanged when compared with the nine months ended September 30, 2011 as increases in depreciation related to internal development projects and a large leasehold improvement project placed in service in the nine months ended September 30, 2012 were offset by decreases related to assets that were being depreciated in the nine months ended September 30, 2011 having reached the end of their useful lives in the prior year.

Amortization

	Nine Months Ended September 30,
(In Thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	2012 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$103,568	$137,855	(24.9)%	$996	$104,564	(24.2)%

During the nine months ended September 30, 2012, amortization expense decreased by $34.3 million, or 24.9%, to $103.6 million compared with the nine months ended September 30, 2011. The change in foreign exchange rates decreased amortization expense by $1.0 million. Excluding the impact of foreign exchange, amortization expense decreased by $33.3 million, or 24.2%. The decrease in amortization is attributed to the extension of the useful lives of our completed technologies that occurred in the third quarter of 2011. For further information on the extension of the useful lives see Note 6 in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Consolidated Financial Information

Net interest expense was $112.4 million for the nine months ended September 30, 2012 compared with net interest expense of $119.0 million for the nine months ended September 30, 2011. The period-over-period difference primarily results from a decrease in the interest rate on our Term Loan Facility as a result of the refinancing that occurred in February 2011 being realized for nine months in 2012 versus 7.5 months in 2011 and an additional 0.25% decrease in our Term Loan Facility interest rate due to our achievement of certain leverage ratios in the second quarter of 2012 being realized during the nine months ended September 30, 2012 and not during the nine-months ended September 30, 2011. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net increased by $3.3 million to Other income, net of $0.6 million in the nine months ended September 30, 2012 from Other expense, net of $2.7 million in the nine months ended September 30, 2011 primarily related to a $3.0 million increase in the contingent consideration related to our acquisition of

7ticks during the nine months ended September 30, 2011 that did not recur in 2012, coupled with a further reduction in this contingent consideration of $0.3 million in the nine months ended September 30, 2012. For further information on the contingent consideration related to the acquisition of 7ticks, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

For the nine months ended September 30, 2012, our effective tax rate after discrete items was a 221.8% benefit as compared to a 65.2% benefit for the nine months ended September 30, 2011. The estimated annual effective tax rate for the year ending December 31, 2012 excluding discrete items is a 440.9% benefit; however, interim reporting requirements under GAAP restrict our estimated effective tax rate as of September 30, 2012 to a 117.9% benefit before discrete items. The reporting requirements under GAAP regarding interim tax reporting require that we do not record a benefit in the year to date period in an amount that would exceed our expectation of our full year benefit. During the nine months ended September 30, 2012, we recorded a net discrete benefit of $8.0 million which was primarily attributable to a reduction of the U.K. statutory tax rate enacted in July 2012 by HMRC which resulted in a $5.3 million benefit during the nine months ended September 30, 2012. The additional $2.7 million of discrete items include a benefit resulting from tax provision to tax return adjustments with respect to the filing of prior year returns, in the U.S. and foreign jurisdictions, tax rate changes in various foreign jurisdictions and favorable audit settlements being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the nine months ended September 30, 2012 estimated annual effective tax rate in relation to the nine months ended September 30, 2011 estimated annual effective tax rate is primarily related to an expected increase in the full year taxable income in foreign jurisdictions with lower tax rates in 2012 when compared to 2011 along with reductions in certain foreign statutory rates and lower losses in the U.S. in 2012 when compared to 2011. Also, in 2012 we have not recorded a tax benefit in the nine months ended September 30, 2012 for the U.S. Research and Development tax credit as the law allowing for the credit was not extended beyond December 31, 2011.

The variance from the estimated effective tax rate of 117.9% and the statutory rate of 35% relates primarily to income generated in lower tax jurisdictions and the additional benefits associated with state taxes.

There were no material changes to our unrecognized tax benefits in the first nine months. As of September 30, 2012, we had approximately $11.4 million of unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.5 million and $0.7 million were provided in income tax expense for uncertain tax positions for the nine months ended September 30, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at September 30, 2012 and December 31, 2011, respectively.

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $265.8 million, liquid short-term investments of $23.6 million, and had $155.5 million available under our Revolving Credit Facility. Of these balances, $165.9 million and $23.6 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

The following table shows our level of indebtedness and certain other information as of September 30, 2012:

(in thousands)	As of September 30, 2012
Revolving credit facility(1)	$—
Term loan facility(2)	1,302,882
Senior unsecured notes(2)	700,000

Total indebtedness	$2,002,882

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of September 30, 2012).
(2)	Our Term Loan Facility has a maturity date of February 11, 2018 and our Senior Notes have a maturity date of August 1, 2018. Refer to Note 13 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flow provided by (used in):
Operating activities	$102,469	$119,174
Investing activities	(69,500)	(30,784)
Financing activities	(32,769)	6,482
Effect of exchange rates on cash balances	3,457	(1,385)

Net increase in cash and cash equivalents	$3,657	$93,487

Operating Activities

When compared with the nine months ended September 30, 2011, net cash provided by operating activities decreased by $16.7 million, or 14.0%, to $102.5 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we paid taxes of $5.5 million, compared to receiving refunds of $21.0 million in the same period of 2011. In 2012, we made incentive compensation payments of $20.1 million, compared to $13.7 million in 2011. These decreases in our operating cash flows were offset by reduced interest and severance-related payments of $7.0 million and $2.5 million, respectively, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 and landlord reimbursements of $3.0 million received in 2012 that did not occur in 2011. The remaining changes in operating cash flows from 2011 to 2012 are primarily related to timing and changes in working capital accounts.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2011 and we expect we will maintain such status through 2012, based on our results of operations to date and expected results for fiscal 2012, including our use of net operating loss carry-forwards in the U.S. and prepayment positions in the U.K.

Investing Activities

When compared with the nine months ended September 30, 2011, net cash used in investing activities increased by $38.7 million, or 125.8%, to $69.5 million in the nine months ended September 30, 2012. This increase is primarily due to the purchase of $23.6 million in short-term investments in the nine months ended September 30, 2012 with no similar activity in 2011 and an increase in purchases of property and equipment of $15.2 million primarily related to technical infrastructure initiatives in the nine months ended September 30, 2012 when compared with the same period in 2011.

We have no material capital expenditure commitments.

Financing Activities

When compared with the nine months ended September 30, 2011, net cash used in financing activities increased by $39.3 million in the nine months ended September 30, 2012 to net cash used in financing activities of $32.8 million, from net cash provided by financing activities of $6.5 million in the nine months ended September 30, 2011. The change is primarily due to increased principal payments on long-term debt of $25.3 million related to mandatory prepayment requirements included in our credit agreement in the nine months ended September 30, 2012 that did not occur in the nine months ended September 30, 2011 coupled with a decrease in cash receipts related to issuances of long-term debt and restricted parent company common stock totaling $13.2 million that occurred in the nine months ended September 30, 2011 with no similar receipts in nine months ended September 30, 2012.

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

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon our achievement of a total leverage ratio of 5.75:1 or less. As of September 30, 2012, our total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended September 30, 2012. Since the inception of the Term Loan Facility we have elected the three-month LIBOR rate. At September 30, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% plus the applicable margin of 3.25%. Refer to Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10Q.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million and declining to $450.0 million over three years to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On October 1, 2012, the notional amount of our interest rate caps was reduced to from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. This notional amount will be further reduced to $450 million on October 1, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate from January 1, 2012 through September 30, 2012. Refer to Note 14 “Derivatives” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5:1. As of September 30, 2012, our total leverage ratio was below 5:1, resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan Facility of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter unless a mandatory prepayment is made under the terms of the credit agreement as described below. Under the terms of the credit agreement, we made scheduled principal payments totaling $3.4 million related to the Term Loan Facility during the nine months ended September 30, 2012.

Prepayments

The Senior Secured Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of our annual Excess Cash Flow (which percentage will be reduced to 25% if our total leverage ratio is less than 4.75x and to 0% if our total leverage ratio is less than 4.00x);

•	100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

Determination of the annual excess cash flow payment (“ECF payment”) is based on pre-established formulas as set forth in the credit agreement. The first determination of the ECF payment was for the fiscal year ended December 31, 2011, with the prepayment due 90 days from that date. As of December 31, 2011, we determined that an ECF payment of approximately $43.0 million was due and included this amount in Borrowings, current in our Consolidated Balance Sheet at December 31, 2011. Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in our Condensed Consolidated Balance Sheet in the first quarter of 2012. In accordance with the terms of the credit agreement, the accepted balance of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the fiscal year 2011 ECF payment, we do not have a required quarterly principal installment due on our Term Loan Facility until June 2014. Future ECF payments, if any, would be applied to required quarterly principal installment commencing with the June 2014 installment. Because the amount payable as a fiscal year 2012 ECF payment cannot currently be reliably estimated, no portion of our Term Loan Facility debt is reflected as current in our Condensed Consolidated Balance Sheet at September 30, 2012.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. Pursuant to the terms of the Senior Notes, we paid interest payments of $71.8 million and $72.1 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Guarantees

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing and future direct or indirect wholly owned domestic subsidiaries that guarantee our obligations under its Senior Secured Credit Facilities. The indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable. The indenture also contains certain customary affirmative covenants pertaining to notice and filings with the Trustee.

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

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2012	$—
2013	—
2014	8,320
2015	13,450
2016	13,450
2017 and thereafter	1,967,662

Total	$2,002,882

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	($ in thousands)
	2012	2011	2012	2011
Net Income (Loss)	$18,042	$9,848	$9,357	$(27,405)
Interest expense	37,372	38,390	112,364	119,025
Other (income) expense	(329)	(30)	(604)	2,708
Income tax benefit	(18,357)	(17,433)	(17,038)	(51,295)
Depreciation and amortization	44,812	51,141	133,690	168,048

EBITDA	81,540	81,916	237,769	211,081

Adjustments:
Stock-based compensation	875	952	2,580	2,740
Other non-recurring charges (2)	1,067	2,679	2,227	29,335
Other charges (3)	3,335	1,814	6,401	2,727
Pro forma cost savings (4)	7,500	7,500	22,500	22,500

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$94,317	$94,861	$271,477	$268,383

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and certain severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.

(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2011.

Commitments and Contingencies

As of September 30, 2012, there have been no material changes to our commitments and contingencies since December 31, 2011.

In connection with the provision of services in the ordinary course of business, we often indemnify our customers against third-party claims for intellectual property infringement. We have not been required to make material payments under such provisions. We are involved in litigation and are the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from our existing cash resources. In addition, our third-party data suppliers audit us from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 with early adoption permitted under certain circumstances. ASU 2012-02 will be effective for us starting January 1, 2013. We do not believe that adopting the provisions of ASU 2012-02 will have a material impact on our financial position, results of operations or cash flows.

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

Total revenue for the three and nine months ended September 30, 2012 and 2011 and long lived assets as of September 30, 2012 and December 31, 2011 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue:
United Kingdom	$21,905	$22,111
All other European countries	28,860	31,633
Asia Pacific	12,113	10,643
Rest of World	3,337	3,147

Total	$66,215	$67,534

	Nine Months Ended September 30,
	2012	2011
Revenue:
United Kingdom	$65,276	$65,530
All other European countries	89,085	93,751
Asia Pacific	36,413	31,544
Rest of World	10,008	9,327

Total	$200,782	$200,152

	As of
	September 30,	December 31,
	2012	2011
Long-Lived Assets:
United Kingdom	$599,524	$589,793
All other European countries	142,018	149,949
Asia Pacific	170,895	174,223

Total	$912,437	$913,965

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and associated interest rate caps. As of September 30, 2012, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedged the exposure on $700.0 million of this debt for the period September 30, 2011 through September 30, 2012; the level of hedged exposure decreased to $575.0 million on October 1, 2012. Although the relevant floating interest rate was 0.36% at September 30, 2012, our minimum interest rate is set at 1.25% (plus an applicable percentage). The current interest rate is 4.50% (1.25% floor plus an applicable percentage of 3.25%). An increase of 1% in our variable rate above our September 30, 2012 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $13.3 million. As of September 30, 2012, approximately 54.0% of this exposure is hedged with the interest rate caps; the decrease in the hedged exposure threshold on October 1, 2012 would result in the covered percentage being reduced to 44.0%. Please refer to Note 14 “Derivatives” and Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three or nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 7, 2012	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: November 7, 2012	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer