Form 10-Q/A
period 2012-03-31
INTERACTIVE DATA CORP/MA/
filed 2013-02-22
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of February 22, 2013.

EXPLANATORY NOTE

Interactive Data Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2012 (the “Original Report”), for the purpose of filing the certifications required by Item 601(b)(32) of Regulation S-K as new Exhibits 32.1 and 32.2, in Part II, Item 6.

As required by SEC guidance, this Amendment No. 1 sets forth an amended Item 6 to include new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no changes have been made to the Original Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial or other information contained in the Original Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Company’s filings with the SEC subsequent to the filing of the Original Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished with original filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: February 22, 2013	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: February 22, 2013	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer