Form 10-Q/A
period 2012-06-30
INTERACTIVE DATA CORP/MA/
filed 2013-02-22
CIK 888165

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

(781) 687-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* The registrant is a voluntary filer.

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

EXPLANATORY NOTE

Interactive Data Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2012 (the “Original Report”), for the purpose of filing the certifications required by Item 601(b)(32) of Regulation S-K as new Exhibits 32.1 and 32.2, in Part II, Item 6.

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