Form 10-Q/A
period 2012-09-30
INTERACTIVE DATA CORP/MA/
filed 2013-02-22
CIK 888165

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

EXPLANATORY NOTE

Interactive Data Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2012 (the “Original Report”), for the purpose of filing the certifications required by Item 601(b)(32) of Regulation S-K as new Exhibits 32.1 and 32.2, in Part II, Item 6.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from Interactive Data Corporation’s Quarterly Report on From 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.++

++	Furnished with original filing.

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