Form 10-K
period 2012-12-31
INTERACTIVE DATA CORP/MA/
filed 2013-03-13
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, there was no established public trading market for any of the common stock of the registrant. As of March 8, 2013, there were 10 shares of common stock of the registrant outstanding, all of which were owned by Igloo Intermediate Corporation.

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

On July 29, 2010, Interactive Data Corporation (“we” or “us”) was acquired in a merger (the “Merger”) by investment funds managed by Silver Lake Group, LLC and Warburg Pincus LLC (the “Sponsors”). As further discussed in Note 1 “Summary of Significant Accounting Polices” and Note 3 “Merger”, in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we are wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors.

This Business Section and our consolidated financial statements following the Merger exclude the accounts of Intermediate and Holdings. We continued as the surviving corporation after the Merger and the accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K are presented for the period from January 1 to July 29, 2010, which is prior to the Merger (referred to as the Predecessor period) and for the period from July 30 to December 31, 2010 and the years ended December 31, 2011 and December 31, 2012, all of which are subsequent to the Merger (referred to as the Successor period). Our discussion in this Business Section as well as in the Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the sum of the results of the 2010 Predecessor and Successor periods on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This combined presentation is not in accordance with accounting principles generally accepted in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be strictly comparable to 2011 or 2012 results; however, we believe that presentation and discussion of Combined 2010 results is meaningful to investors as it enables a reasonable comparison to the comparable years ended December 31, 2011 and 2012.

The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, trading infrastructure managed services, hosted web applications and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. This segment accounted for $612.4 million, or 69.6%, of our revenue for the year ended December 31, 2012.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. This segment accounted for $267.7 million, or 30.4%, of our revenue for the year ended December 31, 2012.

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

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation in 2000 through January 2010, we have completed a dozen acquisitions of varying sizes. Acquisitions such as ComStock in 2003, IS. Teledata in 2005 and 7ticks in 2010 enabled us to enter adjacent markets while acquisitions such as the

Merrill Lynch Securities Pricing Service in 2002, FutureSource in 2004, Xcitek in 2007 and NDF in 2008 strengthened and expanded our existing businesses by bringing to us, among other things, complementary content and capabilities, new customers, and broader distribution capabilities in certain geographic regions.

Industry Background

Financial industry participants utilize financial market data and information services and solutions to support critical business functions across the enterprise of their organizations, including the valuation of financial instruments, risk management, compliance with regulatory requirements, investment decision-making and trading. The financial market data required to support these applications encompasses real-time, intraday, end-of-day and historic pricing and evaluation information; reference data such as dividends, corporate actions and key descriptive information about securities; and other related business or financial content. This market data is integrated into an expansive range of proprietary and third-party tools, systems and solutions that support a range of mission-critical activities such as investment research, the development and execution of trading strategies, risk management, compliance, sales and marketing, and customer support.

It is costly and complex for financial institutions, information media companies and others to directly obtain, aggregate, store, evaluate and distribute financial market data from the securities exchanges and other financial markets worldwide. In addition, financial institutions and other organizations using financial market data typically strive to consistently obtain their content in a timely manner without sacrificing quality or security. Extensive expertise and technical knowledge about the financial market data industry are required to effectively obtain, aggregate, store, evaluate and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and knowledge is highly specialized and expansive, as are the underlying technical infrastructure and related systems for delivering such content to customers. In addition, considerable domain and technological expertise is needed to develop and deploy systems and solutions that integrate this content and effectively address customer requirements.

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

In addition, as financial institutions develop, deploy and execute sophisticated automated trading programs, they are increasingly looking for specialist providers like us to offer ultra low latency connectivity between their trading systems and stock exchanges and trading venues. Financial institutions may also seek third-party solutions providers like us to help them design, build and host certain parts of their web sites, extranets or intranets. These customized, hosted web-based solutions typically aggregate content from third-party providers like us, and combine that with internal information as required, to cost-effectively support the wealth management, sales and marketing, customer service and various other activities of a financial institution. Moreover, to make timely decisions in support of their investment strategies, many customers access financial information portals and workstations that integrate financial content from an extensive range of sources as well as provide access to sophisticated analytics, decision-support tools, and order execution platforms.

Services and Customers

We offer our financial market data services, analytics and related solutions to financial institutions, as well as software and service providers. Our businesses address the needs of these customers by providing time-sensitive, high-quality information regarding securities, commodities and derivative instruments as well as access to sophisticated decision-support tools.

Our customer base is both diverse and global in scope. Our customer base includes many of the world’s largest financial institutions, including 49 of the top 50 U.S. banks, all of the top 50 global asset managers, all of the top 50 U.S. mutual funds, all of the top ten global custodians and 37 of the top 50 global hedge funds. The number of customers includes all legal entities directly subscribing to our offerings. Certain units, divisions, regional affiliates and certain business units within a single legal entity or organization are considered by us to be distinct customers when they separately subscribe to our services. The number of customers within any given segment may vary from year to year based on several factors, including sales to new customers, new customers resulting from acquisitions, customer cancellations, and the impact of the consolidation of customers. In addition, through our VAR relationships, we maintain interfaces to over 500 software applications, technology solutions, outsourcing-related services and web portals. These VARs sublicense or redistribute data typically to medium and small institutions, and individual investors.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide, including banks, brokerage firms, mutual funds companies, ETF sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Evaluated Pricing:

•

We deliver an extensive range of daily opinions of value on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments. Our evaluated prices are the result of developing and refining our proprietary processes and methodologies that combine sophisticated modeling techniques developed by our quantitative methodologists including math, finance, physics and statistics PhDs; information from an extensive range of market sources; and a team of approximately 200 skilled evaluators, analysts and support staff who integrate relative credit information, observed market movements and sector news into our evaluated pricing applications and models. Given that many fixed income securities and other financial instruments trade infrequently, if at all, in the secondary market, our evaluated prices represent our good faith opinion of the price a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale. Our evaluated pricing services are typically used by customers along with our listed markets pricing for asset and portfolio valuation, such as end-of-day mutual fund net asset values (“NAVs”), and risk management applications.

•

Our evaluated pricing coverage includes securities and financial instruments issued in North America (ie. corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured products), and foreign instruments issued in markets outside of North America (ie. convertible bonds, debentures, Eurobonds and sovereign and corporate bonds). Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information ServiceSM through which we provide evaluations for certain international equity and fixed income securities, equity options, and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international security that would likely prevail in a liquid market in view of information available at the time of evaluation.

•

We also provide applications and information services that complement our evaluated pricing services such as VantageSM, our web application that provides transparency into the fixed income markets and Interactive Data’s evaluation services and facilitates client workflows to support valuation and risk management processes. Vantage allows clients to better understand our evaluated prices within the context of a broad range of relevant market information, including public and proprietary market data inputs used in the evaluated pricing process. These inputs feature our assumptive data and proprietary market color, including anonymous trades, quotes, dealer runs and market posts. We also provide clients with a range of information resources that provide insight into our evaluated pricing, and the potential impact on them from daily market conditions, as along with workflow tools to help clients prepare for various regulatory and accounting-driven obligations.

Reference Data:

•

Complementing our evaluated pricing services is a range of listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the financial instrument processing lifecycle. This content is supported by a global team of over 225 reference data collection professionals with language skills including English, German, French, Spanish, Portuguese, Italian, Mandarin, Japanese, Korean, Thai and Indonesian. Our reference data covers:

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

Our listed and non-listed markets pricing information, evaluated pricing and other descriptive reference data services are often used in tandem by financial institutions worldwide to facilitate mission-critical functions including portfolio valuation, client reporting, regulatory compliance, risk management, and investment research. For example, each U.S. mutual fund has a regulatory obligation to determine the fund’s NAV each trading day. The NAV is the price per share for all investments in and redemptions from the mutual fund for that day. Many mutual funds consider the pricing and evaluation data we provide to them as an important input to their own daily valuation determinations, and we believe that we are the leading provider of market data that supports the NAV calculation processes within the U.S. mutual fund industry. Financial institutions also utilize our content to support an array of other applications. For example, our reference data is used by financial services firms in the settlement process that occurs in connection with purchases and sales of financial instruments, and in the preparation of reports and account statements internally and for their end clients. In addition, financial institutions utilize Pricing and Reference Data’s securities information as they perform activities required to meet various regulatory requirements. Intraday, end-of-day and historical data from this business is also used by customers to research investment decisions.

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

Fixed Income Analytics:

•

Our fixed income analytic offerings, led by our flagship solution BondEdge®, provides financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. These offerings are used by financial institutions to simulate various fixed income market environments to help forecast performance, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures, analyze asset cash flows and support compliance with certain state regulatory reporting requirements. BondEdge tools help fixed income professionals manage institutional fixed income portfolio risk, help identify fixed income investment opportunities and comply with certain regulatory requirements by providing access to interest rate and credit risk management tools and an extensive global fixed income financial instruments database. BondEdge’s advanced risk/reward analysis tools are supported by proprietary quantitative modeling techniques that access our comprehensive terms and conditions security information. BondEdge interfaces with many of the major third-party accounting and asset/liability software packages, in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. The primary users of BondEdge within these financial institutions are fixed income portfolio managers who invest in or sell fixed income financial instruments, particularly complex securities. BondEdge is offered via an array of delivery options, including client-server (BondEdge), ASP/Internet accessible (eBondEdge®), local area network/wide area network configurations (BondEdge ES) and a fully hosted offering, BondEdge® OnDemand, which provides customers an alternative to installing and managing BondEdge as an in-house application.

•

In addition to BondEdge, we provide complementary services such as BondEdge FeedSM (which has also been marketed as Analytix DirectSM in the U.S.), a fixed income data feed service that provides a variety of risk measures independent of a dedicated software application. This service is designed to meet the needs of financial institutions that operate centralized data warehouses to support multiple departments and various applications throughout the institution. BondEdge Feed is also marketed as an add-on module to certain pricing and reference data services. We also run BondEdge on behalf of clients and deliver analyses and information to them via a service bureau offering, BondEdge BureauSM.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients.

Real-Time Feeds and Trading Infrastructure Managed Services:

•

Our real-time feeds offerings provide cost-effective access to disparate real-time data sources without having to maintain direct connections. Through our Consolidated Feed service (also known as PlusFeed), customers receive consolidated real-time and/or delayed financial data from over 450 global exchanges, trading venues and data sources covering listed and OTC securities. We offer a variety of delivery methods for Consolidated Feed, including client site deployed solutions with leased-line connectivity, hosted Internet delivery via a secure virtual private network and a secure leased-line connection for cost-effective access to a specified “watch-list” of instruments. Our Consolidated Feed service is complemented by our Tick History Service, which provides financial institutions with access to tick and trade data for global securities in order to assist them in their compliance with “best execution” requirements, transaction cost analysis and advanced charting applications.

•

We also provide trading infrastructure managed services such as direct exchange access, proximity hosting and support services that enable access to raw real-time exchange data and facilitate low latency electronic trading. Customers use these managed services to outsource key aspects of their electronic trading operations to us including the build out, management and monitoring of the network infrastructure, and the connectivity between their automated trading systems and stock exchanges and trading venues around the world.

We continually seek to strengthen our Real-Time Feeds and Trading Infrastructure Managed Services offerings within the Trading Solutions segment. More specifically, we work closely with customers to ensure that our offerings can support or leverage various technology environments in order to effectively manage rising market data volumes, reduce data latency or further facilitate their ultra low latency trading strategies. We also continue to add new financial markets, particularly those outside of North America, and content, and further extend our 7ticks networks coverage globally.

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

•

We also market a range of workstations that primarily target the wealth management, energy and commodity and active trader sectors. Our workstations help our customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. Our primary wealth management workstations are PrimeTerminal and Market-Q, which are hosted market data workstations sold in Europe and North America, respectively. Along with our web-based hosted solutions, these workstations aggregate content that may be sourced from both the customer and from a number of information providers, including us, and then tailor the visual display of the content to the needs and specifications of clients. By using a software as a service (“SaaS”) business model for our web-based hosted solutions, we enable customers to lower expenses by reducing the need for owning and maintaining costly IT infrastructures and managing market data volumes. Under our eSignal® and FutureSource® brands, we provide workstations and related offerings that deliver real-time financial market information and provide decision-support tools that address the needs of active traders, energy and commodity professionals, and other investors. These workstations are complemented by services for wireless access to real-time streaming market data. As of December 31, 2012, our workstations and related services supported approximately 81,000 total subscribers worldwide, compared with approximately 85,700 total subscribers as of December 31, 2011. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations which offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012).

Within our Hosted Web Applications and Workstations offerings, we seek to enhance our services by providing access to news, pricing and information, and adding new tools for displaying and analyzing investment portfolios. Those activities are complemented and augmented by initiatives aimed at developing new capabilities to enhance the investment decision-making process across a range of different securities, and by creating new statistical and analytics tools designed to enable customers to better track the performance of their investments.

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market, and the following key priorities underpin our business strategy:

Enhance Breadth and Scope of Product Offerings to Cater to Customers’ Needs. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services. We plan to develop new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. As part of our efforts to build strong customer relationships, we continue to invest significant resources to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

The following are among the 2012 milestones related to our initiatives aimed at enhancing the breadth and scope of our offerings, accelerating the development of innovative, new products and services, expanding market coverage and enhancing the delivery of our services:

•	Significantly enhanced our new web-based transparency application, Vantage, which was introduced in late 2011 to offer insight into the fixed income markets and our evaluated pricing services;

•

Launched ApexSM, an innovative suite of pricing and reference data delivery options and managed services aimed at helping firms more easily and rapidly integrate our content across their enterprises while also increasing workflow efficiency and reducing operational costs;

•	Expanded our evaluated pricing coverage to new asset classes such as credit default swaps and leveraged loans;

•	Introduced a new version of our Fair Value Information Service for international fixed income securities;

•

Introduced new and enhanced reference data services such as a new service in Europe to address compliance with the European Union’s Solvency II Directive; enhancements to our global corporate actions service, and ongoing development to support new global standards for entity identification;

•	Introduced a new version of BondEdge designed to address the needs of U.S. wealth management professionals and investment advisors;

•

Initiated a significant investment to substantially enhance our Consolidated Feed service (also known as PlusFeed). These investments, which will accelerate over the coming quarters, will enable us to expand the number of stock exchanges and other market sources that clients can access, further leverage our own reference data content, expand our technical and support staff to enhance overall quality and services, and add new features and functionality that can increase the appeal of this service.

•

Continued to expand the global network footprint and market coverage for our trading infrastructure managed services, as well as development of additional managed services to help clients better monitor network performance; and

•

Introduced new content, features and functionality into hosted web applications and workstation platforms, highlighted by a new version of our FutureSource workstation that features improved access to trade execution, as well as a new suite of web-based ETF tools.

Create a Unified Technology Platform. We continue to maintain a broad range of delivery platforms and legacy technology infrastructures as a result of supporting long-standing client relationships and completing numerous acquisitions over the years. Following our acquisition in 2010 by affiliates of the Sponsors, we have made substantial progress toward developing and deploying a unified technical architecture that will enable us to consolidate our delivery platforms and legacy technology infrastructures, and facilitate cost-effective collection, aggregation and distribution of the content that supports our evaluated pricing, reference data and real-time feed services as well as various other offerings.

Improve Cost Structure and Drive Efficiencies. We continue to implement programs that can further improve our technical infrastructure, optimize our cost structure, increase our operational efficiency, and facilitate future revenue growth. Specifically, we focused on:

•

Technology & Operations: As discussed above, we are reengineering our product technology and replacing legacy product systems with a new unified technical architecture. We believe that this initiative will help us to reduce operating and capital expenses. As we make progress on this initiative, we also are leveraging initiatives to contain data acquisition and communications costs.

•	Procurement & Vendor Sourcing: We have focused on driving greater efficiencies and lowering or controlling costs in a number of areas such as communications, benefit plans, consulting and travel.

•	Organizational Optimization: We realigned staffing in various functional areas including technology, operations, sales, and corporate as well as consolidating certain facilities.

•	Public Company Costs: We rationalized certain expenses associated with supporting our former status as a company with publicly traded equity.

Expand our Business Internationally. The market for financial information services is global and many of our largest clients operate in multiple geographic regions. We are working to generate revenue growth outside of North America by extending our industry-leading capabilities across a wider range of multi-national and international clients and geographic regions. In order to achieve this, we have continued to direct additional resources in growth-oriented international markets including recruiting local management for certain international markets, advancing the local market relevancy and capabilities of our offerings and continuing to pursue third-party relationships, acquisitions and strategic alliances internationally.

Pursue Opportunistic Strategic Acquisitions. In the past, strategic acquisitions have complemented our internal investment activities, and we may elect to pursue certain strategic acquisitions in the future in order to achieve key business objectives.

Marketing

To support the sales efforts of our businesses, we are implementing a range of promotional and lead-generating campaigns such as publishing white papers and newsletters; undertaking direct mail and email initiatives; advertising in leading industry publications and other marketing channels; participating in targeted industry conferences, trade shows and other customer-oriented events (both in person and in online forums); generating coverage of our company in leading business and trade publications through press releases, executive and staff interviews, and other public relations tactics. When possible, our businesses coordinate sales, marketing and development activities to cost-effectively address various needs of our customers in a timely manner. Our sales teams possess specialized industry and product expertise that facilitate on-site and remote demonstrations of our services and direct interaction with our customers and prospects. We also work closely with VARs and other business partners to jointly market our services to current and prospective customers. In 2013, we intend to continue to monitor changes in our industry and the evolving needs of our customers, and plan to adjust our sales and marketing activities accordingly. We will also continue to foster our long-standing customer relationships and work closely with our customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our global customer base.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our core service areas. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse offerings that allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our extensive expertise and knowledge about the financial market data industry;

•	Our experience and expertise in valuing hard to price securities;

•	Our timely and reliable delivery coupled with the quality and breadth of coverage of our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data and related services to meet the current and evolving needs of our customers;

•

Our technical expertise and experience which enables us to deliver our data and related services using a variety of delivery platforms and technologies, and to cost-effectively integrate our data and related services into the operational workflow of our customers;

•	Our ability to innovate and keep pace with evolving needs of our customers as well as our ability to timely launch new services that meet the needs of our customers;

•	Our independence as a provider of services which are not affiliated with a traditional investment bank, brokerage or asset management firms;

•	Our high-quality customer service and support;

•	Our VAR network, which adds significant distribution scale and enables us to contract, either directly or indirectly, with small—and medium-sized customers;

•	Our reputation as a leader in the industry; and

•	Our strong customer relationships.

Pricing and Reference Data

Competition within our Pricing and Reference Data segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our evaluated pricing and reference data offerings include large global suppliers of financial and business news and financial market data such as Thomson Reuters Corporation, SIX Financial Information (formerly known as SIX Telekurs), Markit Group Limited, S&P Valuation Services (a unit within the S&P Capital IQ division of McGraw-Hill) and Bloomberg L.P. Additionally, specialized competitors in structured products, derivatives and other complex, esoteric securities include J.P. Morgan Pricing Direct (formerly Bear Stearns Pricing Direct), Pricing Partners, and SuperDerivatives. In the fixed income analytics product area, our BondEdge offerings compete against other financial services analytical software companies such as FactSet Research Systems Inc., The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), Barclays Bank PLC’s POINT® (as a result of its acquisition of Lehman Brothers) and Wilshire Associates Incorporated. Other competition unique to this product area includes the use of specialized spreadsheet applications, and financial institutions that develop their own in-house software solutions.

Trading Solutions

Competition within our Trading Solutions segment varies from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to real-time data feeds include Thomson Reuters Corporation, Bloomberg L.P., NYSE Technologies, SIX Financial Information, Morningstar, and Activ Financial. Competitors in the trading infrastructure managed services area include specialized managed service providers that facilitate low latency electronic trading such as Fixnetix, OptionsIT and NYSE Technologies, global connectivity and managed services providers, and major stock exchanges.

Competitors in the hosted web applications sector include firms such as Markit Group Limited (as a result of the July 2010 acquisition of Wall Street on Demand), Morningstar and Quote Media. Competition for wealth management workstations includes Thomson Reuters Corporation, SIX Financial Information, Morningstar, S&P Capital IQ’s QuantHouse Inc. business, and other smaller niche providers. In the energy and commodity, and active trader sectors, workstation competition can vary from large, established suppliers of news and financial data such as Thomson Reuters and Bloomberg L.P., to smaller, more specialized vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our workstation offerings include price, ease of use, compatibility with third-party software packages and analytics that are independent of a brokerage or asset management firm yet provide access to these firms.

Technology Infrastructure

Our global technology infrastructure and operations support the offerings within each segment of our business. Following our acquisition in 2010 by affiliates of the Sponsors, we have made substantial progress toward developing and deploying a unified technical architecture that will enable us to consolidate our delivery platforms and legacy technology infrastructures, and facilitate cost-effective collection, aggregation and distribution of the content that supports our evaluated pricing, reference data and real-time feed services as well as various other offerings. As part of this activity, we are upgrading and consolidating our extensive content databases and delivery platforms to more effectively support our service offerings, accelerate time to market for new services and better leverage the combined capabilities of the different service groups across our organization. In addition, we are also in the process of enhancing our global real-time network and related processing capabilities to extend and leverage the 7ticks infrastructure. Across all segments of our business, we invest in technology oriented initiatives designed to further enhance the quality and expand the breadth of coverage in our data offerings, as well as the features and functionality of various offerings.

Our technology infrastructure is designed to facilitate the reliable and efficient processing and delivery of data and analytics to customers worldwide. Our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. This reduces the risks associated with a single site failure, isolated equipment problem or a regional disaster. We have designed our systems so that we have the capacity to handle the additional load through the remaining data centers, however, we may not be successful in all instances as no amount of planning or investment can result in a 100% fail safe environment. We continue to be focused on maintaining a global technical infrastructure that allows us to support our growing businesses, and provide data and analytics using various delivery methods designed to meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks and service marks and copyrights. We have rights to approximately 75 trademarks and service marks. Additionally, we have five U.S. patents issued. Two of our issued patents expire in 2021, another in 2022, and two expire in 2027. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services (with the exception of certain rights unrelated to our business that we jointly own with Nookco as described below under the heading, “Related Party Transactions” in Part III of this Annual Report on Form 10-K). Other than with respect to the value of services marks and trademarks as described in Note 3, “Merger” in the Notes to the Consolidated Financial Statement Included in Item 8 of this Annual Report on Form 10-K, no single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our business or our results of operations. License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business.

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

During the past three years, our revenue by geographic region was as follows:

	Successor				Predecessor
(In thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Combined 2010	Period From July 30 through December 31, 2010	Period From January 1 through July 29, 2010
Revenue:
United States	$608,307	$596,836	$549,685	$236,050	$313,635
United Kingdom	88,998	88,688	79,664	34,210	45,454
All other European countries	120,740	126,891	119,497	51,315	68,182
Asia Pacific	48,908	42,699	39,832	17,105	22,727
Rest of World	13,208	12,609	7,967	3,421	4,546

Total	$880,161	$867,723	$796,645	$342,101	$454,544

Long-lived assets by geographic region are as follows:

(In thousands)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Long-lived assets:
United States	$2,621,874	$2,723,355	$2,863,599
United Kingdom	598,589	589,793	620,711
All other European countries	144,182	149,949	164,530
Asia Pacific	159,960	174,223	177,349

Total	$3,524,605	$3,637,320	$3,826,189

Employees

We had approximately 2,600 employees as of December 31, 2012.

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

Our Interactive Data Desktop Solutions (Europe) Limited subsidiary is registered with the United Kingdom Financial Services Authority.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “Act”), which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Neither we nor any of our controlled affiliates or subsidiaries engaged in any of the specified activities during 2012. However, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controlled us or is under common control with us (“control” is also construed broadly by the SEC). During 2012, Warburg Pincus LLC (“Warburg”) was potentially an upstream affiliate of ours as so defined, as a result of the share ownership of Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (together, “WPX”) (which collectively owns 37% of our outstanding common stock as of the date of this report, March 13, 2013) and Warburg’s right to designate three directors to our eight person board of directors. Warburg has informed us that Bausch & Lomb Incorporated (“Bausch & Lomb”), a company controlled by Warburg, has provided it with the following information relevant to Section 13(r). We have no involvement in or connection with the activities of Bausch & Lomb or any of its subsidiaries and receive no revenue from them, and have not independently verified or participated in the disclosure provided by Warburg pursuant to the Act. To comply with the Act, Warburg provided us with the following disclosure:

“Bausch & Lomb, an eye health company, makes sales of human healthcare products to benefit patients in Iran under licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). In 2012, Bausch & Lomb was granted licenses by OFAC, extending to its foreign affiliates doing business in

Iran. Before the U.S. Government extended OFAC sanctions to entities controlled by U.S. persons in October 2012, it was permissible under U.S. law for non-U.S. affiliates to engage in sales to Iranian customers under limited circumstances. In accordance with these requirements, during the first three quarters of 2012, certain of Bausch & Lomb’s non-U.S. affiliates engaged in sales to Iran from its Surgical—Consumables business, which includes certain intraocular lenses and other products used to help people retain or regain sight. Its non-U.S. affiliate, Technolas Perfect Vision GmbH (“TPV”), which sells ophthalmic surgery systems and related products used in connection with refractive and cataract surgery, also engaged in sales to Iran. These sales were all conducted through a distributor, which also engaged in certain registration and licensing activities with the Iranian government involving Bausch & Lomb’s products. The Iranian distributor is not listed on any U.S. sanctions lists and is not a government-owned entity. However, the downstream customers of this distributor included public hospitals, which may be owned or controlled directly or indirectly by the Iranian government. The entire gross revenues attributable to Bausch & Lomb’s Surgical—Consumables business not conducted pursuant to an OFAC license in Iran during 2012 were US$5,058,000 and the gross profits were US$2,690,000. The entire gross revenues attributable to TPV’s sales to Iran during 2012 not under OFAC license were € 1,738,900 and the gross profits were € 958,624. Bausch & Lomb does not have sufficient information to specify what proportion of these sales may relate to Iranian government end customers of its distributor. The purpose of Bausch & Lomb’s Iran-related activities is to provide access to important and sight-saving products to surgeons and patients in Iran, and to improve the eye healthcare of the Iranian people. For this reason, Bausch & Lomb and its affiliates plan to continue their existing activities and operations in Iran; however, as noted above, all of this business (including business conducted by non-U.S. companies) is conducted pursuant to licenses issued by OFAC.”

Internet Address and SEC Reports

We file certain periodic information, documents and reports pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). The trustee or holders of our Senior Notes due 2018 may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which the trustee or holders of our Senior Notes due 2018 can electronically access our SEC filings.

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

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under our senior unsecured notes due 2018 (the “Senior Notes”).

As a result of completing the Merger and related financing transactions on July 29, 2010 (the “Transactions”), we became highly leveraged. As of December 31, 2012, our total indebtedness was $2.0 billion. We also had an additional $155.5 million available for borrowing under our Revolving Credit Facility at that date (after giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2012 related to certain operating leases). The following table shows our level of indebtedness and certain other information as of December 31, 2012. For more information on our Revolving Credit Facility, Term Loan Facility and Senior Notes, please refer to Note 18 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(in thousands)	As of December 31, 2012
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,302,882
Senior Notes(3)	700,000

Total indebtedness	$2,002,882

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2012).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, our outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Our high degree of leverage could have important consequences for holders of Senior Notes, including:

•	making it more difficult for us to make payments on the Senior Notes;

•	increasing our vulnerability to general economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Revolving and Term Loan (the “Senior Secured Credit Facilities”) and the indenture governing the Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our interest expense for the year ended December 31, 2012 was $149.5 million.

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

Our stockholders control us and it is our understanding that our stockholders will cause us to distribute our cash to service debt that is not our debt.

The Sponsors, and a co-investment vehicle controlled by the Sponsors, indirectly own, through their ownership in Holdings and Intermediate, our parent companies, approximately 97% of our capital stock. In addition, pursuant to a stockholders agreement by and among us, our parent companies, the Sponsors, and the co-investment vehicle controlled by the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions. Our parent companies have incurred debt from the issuance of $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) issued by Holdings which mature on December 15, 2017, and may incur additional indebtedness in the future. Our parent companies currently have no separate operations and no separate assets other than their investment in us. While covenants in our Senior Secured Credit Agreements and the Indenture to our Senior Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, the Sponsors will cause us to distribute cash to Holdings in order to enable Holdings to service its outstanding debt. The servicing of Holdings debt could have certain consequences for us, including:

•	requiring us to dedicate a portion of our cash flow from operating activities to make payments on Holdings’ debt;

•

reducing our funds available for working capital, capital expenditures and other general corporate expenses and potentially limiting our ability to plan or react to changing market conditions and fund our business strategy;

•	placing us at a disadvantage compared to our competitors who have greater discretion in using their cash flow; and

•	limiting our ability to make certain, voluntary payments under our Senior Secured Credit Facilities or the Senior Notes.

Risks Related to Our Business

The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

Customers continue their focus on controlling or reducing spending as a result of the continued financial challenges and market uncertainty many of them continue to face. For example, in 2012, many large financial institutions initiated reductions in their workforces and took other measures to control or contain operational spending. Customers within the financial services industry that strive to reduce their operating costs may seek to further reduce their spending on financial market data and related services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our results of operations could be materially and adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting other vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their financial market data needs, our results of operations could be materially and adversely affected.

Consolidation of financial services within and across industries, or the failure of financial services firms, could lower demand for our services.

There continues to be consolidation among some participants in the financial markets as well as continued collapse of others. We continue to see ongoing consolidations between participants in the financial markets, and there may be additional consolidations or failures in the future. As consolidation occurs and synergies are achieved, there may be fewer potential customers for our services. When two companies that separately subscribe to or use our services combine, they may terminate or reduce duplicative subscriptions for our services, or if they are billed on a usage basis, usage may decline due to synergies created by the business combination. We experienced cancellations and/or service downgrades in prior years as a result of this trend and these consolidations and cancellations may continue. A large number of cancellations, or lower utilization on an absolute dollar basis resulting from consolidations, could have a material adverse effect on our revenue. In addition, if a customer who accounts for a material percentage of our revenue or profit ceases operations as a result of bankruptcy such event could have a material adverse effect on our results of operations.

Declining activity levels in the securities markets, weak or declining financial performance of financial market participants or the failure of market participants, could lower demand for our services.

Our business is dependent upon the health of the global financial markets as well as the financial health of the participants in those markets. Many financial institutions continue to focus on cost containment or reduction, including market data and related services costs. These factors have contributed to lower activity levels, including lower trading volumes and a substantial reduction in the number of issuances of new securities in certain asset classes. Some of the demand for financial market data and related services is dependent upon activity levels in the securities markets and the financial health of financial institutions and other market participants while other demand is static and is not dependent on such factors. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets or that have an adverse impact on the financial condition of market participants could have a material adverse effect on our revenue. For example, the most recent financial crisis and resulting declining activity levels in the securities markets adversely impacted subscriber retention and acquisition within our Trading Solutions segment. In addition, weaker financial markets can lead firms to alter their investment strategies, which can impact usage levels by institutional clients. Because many customers subscribe to our offerings over a multi-year period or annually, our performance can lag the cyclical nature of the financial markets by 12 to 24 months.

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

We depend on key suppliers for the data we provide to our customers. Some of this data is exclusive to particular suppliers, such as national stock exchanges, such as the New York Stock Exchange, Tokyo Stock Exchange or the London Stock Exchange, and in some cases cannot be obtained from other suppliers. In other cases, although the data may be available from secondary sources, the secondary source may not be as adequate or reliable as the primary or preferred source, or we may not be able to obtain replacement data from an alternative supplier without undue cost and expense, if at all. The disruption or termination of one or more of our major data supplier relationships could disrupt our operations and could have a material adverse effect on our results of operations. In addition, our third-party data suppliers perform audits on us from time to time in the ordinary course of business (including audits currently underway) to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, if we incorrectly account for amounts owed in connection with these licensing arrangements, we may incur additional expenses and such additional expenses could be material and have a material adverse effect on our results of operations and financial condition.

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

Our business strategy includes advancement of programs designed to further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, following our acquisition in 2010 by affiliates of the Sponsors, we have made substantial progress toward developing and deploying a unified technical architecture that will enable us to consolidate our delivery platforms and legacy technology infrastructures, and facilitate cost-effective collection, aggregation and distribution of the content that supports our evaluated pricing, reference data and real-time feed services as well as various other offerings. The development and deployment of a unified technology platform is a substantial and complex undertaking. We believe completion of development and deployment of this infrastructure can be achieved without compromising product quality, sales effectiveness or customer service. However, notwithstanding our best efforts, we may not be able to complete development and implement this infrastructure successfully; we may encounter unexpected challenges, and we may not fully realize the projected benefits of this project in the timeframe we desire, the costs to complete may exceed our expectations, or both. If we are unable to realize the anticipated operational benefits, including cost reductions, our results of operation may be adversely affected. Moreover, our implementation of the new infrastructure may disrupt our operations and could have an adverse effect on our results of operations. While we expect this project to result in significant cost savings, our estimated savings are based on many different assumptions, any or all of which may prove to be inaccurate, and as a result we may not realize these cost savings.

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

For the year ended December 31, 2012, approximately 30.9% of our revenue was generated outside of the United States. Our growth strategy includes expanding our business outside of the United States. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors could have a material adverse effect on our results of operation including, without limitation:

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

Our business strategy and priorities involve improving our cost structure and driving efficiencies. While we have begun to implement and will continue to implement programs related to this strategy, we may not be able to do so successfully and we may not fully realize the projected benefits of these or any other cost-saving plans that we may seek to implement in the future. If we are unable to realize these anticipated cost reductions, our results of operation may be adversely affected. Moreover, our continued implementation of cost-saving plans and facilities integration may disrupt our operations and adversely impact our operating performance. While we expect our cost-saving initiatives to result in significant cost savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we may not realize these cost savings. The failure to achieve our estimated cost savings would negatively affect our financial condition and results of operations.

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

We may fail to realize the anticipated benefits from acquisitions we complete and /or strategic alliances that we enter into.

We may complete acquisitions of assets and /or businesses that complement or augment our existing services. We may not be able to identify and successfully complete acquisition or strategic business alliance transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired business. The success of any acquisition depends in part on our ability to integrate the acquired business or assets, including customers, employees, operating systems, operating procedures and information technology systems. We may not be able to effectively integrate and may experience difficulty managing the operations of any acquired business. In addition, the process of integrating acquired businesses or assets may involve unforeseen difficulties and integration could take longer than anticipated. Integrating any newly acquired businesses may require a disproportionate amount of management’s attention and financial and other resources, and detract from the resources remaining for our pre-existing business. Further, we may not be able to maintain or improve the historical financial performance of acquired businesses. Finally, we may not fully derive all of the anticipated benefits from our acquisitions, such as supply cost synergies or reduced operating costs due to centralized or shared technical infrastructure. In addition, strategic alliances have been and may continue to be important to expanding our customer base and expanding our offerings. We have established strategic business alliances with companies who redistribute our services to their customers or who provide us with additional content that we can redistribute to our customers. The success of our strategic alliances depends in part on our ability to work collaboratively with these business partners to jointly market our services and content. We may not be able to effectively or efficiently deliver our services to these business partners or redistribute their content under financial terms that are mutually satisfactory, or achieve the desired benefits from these alliances.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Unit/Segment^	Square Feet	2012 Annual Rental Rate	Expiration Date
Bedford, MA	PRD and Corporate	103,716	$2,593,000	June 2016
Boxborough, MA	PRD, Trading Solutions and Corporate	100,226	777,000	September 2018
Channel Islands, UK	PRD	2,301	90,000	December 2018
Cheltenham, UK	Trading Solutions	3,500	55,000	May 2016
Chicago, IL	PRD and Trading Solutions	17,075	420,000	September 2021
Cologne, Germany	Trading Solutions	9,182	217,000	December 2016
Dublin, Ireland	PRD	10,480	216,000	December 2015
Frankfurt, Germany	PRD and Trading Solutions	78,548	2,357,000	December 2016
Hayward, CA	Trading Solutions	50,298	905,000	June 2016
Hong Kong	PRD and Trading Solutions	2,224	261,000	September 2013
Lombard, IL	Trading Solutions	7,284	98,000	May 2014
London, UK	PRD and Trading Solutions	68,943	3,659,000	April 2025
Luxembourg	PRD	3,368	135,000	December 2015
Madrid, Spain	Trading Solutions	3,315	120,000	January 2014
Melbourne, Australia	PRD and Trading Solutions	4,828	173,000	November 2015
Milan, Italy	Trading Solutions	2,799	91,000	December 2015
Minneapolis, MN	Trading Solutions	6,741	64,000	May 2016
New York, NY	PRD and Trading Solutions	87,337	2,334,000	December 2015
New York, NY	PRD	50,661	2,257,000	November 2024
Paris, France	PRD and Trading Solutions	2,670	186,000	December 2014
Parsippany, NJ	Corporate	2,584	61,000	February 2014
Rome, Italy	PRD	5,918	264,000	February 2024
Santa Monica, CA	PRD	22,877	826,000	November 2017
Singapore	Trading Solutions	2,530	210,000	October 2015
Tokyo, Japan	PRD and Trading Solutions	5,978	353,000	July 2014
White Plains, NY	Trading Solutions	46,000	1,251,000	October 2019
Zurich, Switzerland	Trading Solutions	3,305	194,000	June 2014

^	PRD is defined as our Pricing and Reference Data reportable segment.

We have excluded leased properties with less than 1,500 square feet and we have excluded our Boston leased property which is currently under a sublease with a term expiring December 2016, and currently not used by any of our operations. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations. If we are unable to renew any of the leases that are due to expire in 2013, we believe that suitable replacement properties are available on commercially reasonable terms.

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

We are a privately held company with no established public trading market for our common stock. As of March 8, 2013, we had one record holder of our common stock, Igloo Intermediate Corporation; Igloo Intermediate Corporation had one holder of its common stock, Igloo Holdings Corporation; Igloo Holdings Corporation had sixteen (16) stockholders of record of its common stock. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Igloo Holdings Corporation’s common stock.

Stockholders

As of March 8, 2013, there were 10 outstanding shares of our common stock held by one stockholder of record.

Dividends

Predecessor

In fiscal year 2010, our Predecessor’s Board of Directors declared the following dividend:

Declaration Date	Dividend Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
February 19, 2010	$0.20	Regular (cash)	March 3, 2010	$18,964	March 31, 2010

The above cash dividend was paid from existing cash resources.

Successor

The Senior Secured Credit Facilities and the indenture governing our Senior Notes contain covenants limiting our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Igloo Dividend

In December 2012, we paid a dividend of $100.0 million to Intermediate, which in turn paid a dividend of $100.0 million to Holdings. Holdings used this dividend as well as net proceeds of $339.0 million from the Toggle Notes issued by Holdings to fund a cash dividend to its stockholders and related cash distributions to its option holders. Our cash dividend to Intermediate was accounted for in our Consolidated Financial Statements as a return of capital. For further information see Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Igloo Holdings Senior PIK Toggle Notes Due 2017 section below.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011, and the periods from January 1, 2010 through July 29, 2010 and from July 30, 2010 through December 31, 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended December 31, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from other audited consolidated financial statements not included herein.

	Successor				Predecessor
(In thousands, except per share amounts)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Combined 2010 (Non- GAAP)	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	2009 (1)	2008
Revenue	$880,161	$867,723	$796,645	$342,101	$454,544	$757,218	$750,541
Income (loss) from operations	131,851	101,718	(7,092)	(46,571)	39,479	207,749	209,683
Net income (loss) attributable to Interactive Data Corporation	1,017	(29,316)	(71,789)	(94,263)	22,474	141,234	142,648
Net income per common share
Basic	N/A	N/A	N/A	N/A	N/A	1.50	1.52
Diluted	N/A	N/A	N/A	N/A	N/A	1.47	1.48
Weighted average common shares
Basic	N/A	N/A	N/A	N/A	N/A	94,001	93,984
Diluted	N/A	N/A	N/A	N/A	N/A	96,200	96,674
Cash dividends declared per common share	N/A	N/A	N/A	N/A	$0.20	$0.60	$0.65

	Successor			Predecessor
(In thousands)	2012	2011	2010	2009(1)	2008
Total assets	$3,962,308	$4,093,671	$4,133,877	$1,281,171	$1,182,525
Borrowings, net of current portion and original issue discount	1,941,887	1,929,784	1,959,365	—	—
Stockholders’ equity (Interactive Data Corporation)	1,163,867	1,219,905	1,252,471	1,082,106	959,807

(1)	Out-of-Period Accounting Adjustment

We recorded a $10.9 million out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with our European real-time market data services operation. Our European real-time market data services operation represented approximately five percent of our total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2.3 million, increased second quarter 2009 cost of services expense by $7.5 million, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1.1 million which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter has not had a significant impact on our ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and our relationships with our customers and business partners have been unaffected. We recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, we concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. We have taken action to enhance the control structure including the clarification and centralization of the financial reporting lines within our various business units, and the recruitment of additional senior-level financial management and staff to our finance team.

Based upon an evaluation of all relevant quantitative and qualitative factors, we do not believe that the effects of the out-of-period accounting adjustment had a material effect on our full-year 2009 financial results. We also do not believe that the out-of-period accounting adjustment, individually or in the aggregate, is material to any previously issued annual or quarterly financial statements. Because the out-of-period accounting adjustment, both on an individual account basis and in the aggregate, was not material to any of the prior year’s consolidated financial statements and is not material to the full-year 2009 financial results, the out-of-period accounting adjustment was recorded in our consolidated financial statements for the second quarter of 2009. As a result of all of these factors, we have not restated our previously issued annual financial statements or interim financial data.

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

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K are presented for the period from January 1 to July 29, 2010, which is prior to the Merger (referred to as the Predecessor period) and for the period from July 30 to December 31, 2010 and the years ended December 31, 2011 and December 31, 2012, all of which are subsequent to the Merger (referred to as the Successor period). Our discussion in this MD&A includes the sum of the results of the 2010 Predecessor and Successor periods on a combined basis, referred to as Combined 2010 or the combined year ended December 31, 2010. This combined presentation is not in accordance with accounting principles generally accepted in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be strictly comparable to 2011 or 2012 results; however, we believe that presentation and discussion of Combined 2010 results is meaningful to investors as it enables a reasonable comparison to the comparable years ended December 31, 2011 and 2012.

The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, trading infrastructure managed services, hosted web applications and workstations. Historical financial results have been reclassified to reflect this change. Please refer to Note 14 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. This segment accounted for $612.4 million, or 69.6%, of our revenue for the year ended December 31, 2012.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real- time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. This segment accounted for $267.7 million, or 30.4%, of our revenue for the year ended December 31, 2012.

Development of Business

Our 2012 and 2011 results of operations include the activities of all core offerings in our Pricing and Reference Data segment and our Trading Solutions segment (including a full 12 months of 7ticks). Combined 2010 results include the activities of all core offerings in our Pricing and Reference Data segment, and our Trading Solutions segment (including 11 months of 7ticks, which was acquired in mid-January 2010).

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this time, we have maintained positive overall revenue growth, although certain of our business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist into 2013. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

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

•

Growth in global assets under management: Over the past several years, global assets under management have increased largely due to rising net flow of investment and strong performance in major equity and fixed income markets. Periods of high fund flows and strong market performance typically lead to the creation of new funds and new firms to manage investment demand while low fund flows, poor market performance and net redemptions often result in a reduction in the number of funds and firms that manage investment assets. Although our revenue is not directly linked to assets under management, these trends help highlight the overall health of the global financial markets and the financial health of the participants in those markets. As a result, these trends can be indicative of a firm’s overall capacity to purchase market data and related solutions. Despite these trends, we continue to see financial institutions remain cautious about their spending plans.

•

Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions to increase network capacity to address these volume issues. Our January 2010 acquisition of 7ticks, a provider of trading infrastructure managed services, combined with our consolidated real-time data feed offerings, enhanced our ability to satisfy demand for services that support electronic trading applications.

•

Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two or more financial institutions that merge may take up to two or more years, and can present us with both opportunity and risk for our future revenue as a result. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is that we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminates data sourcing that is redundant. We deliver market data services to a number of customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. M&A activity within the financial services industry may adversely impact our future revenue.

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

Our Pricing and Reference Data segment continued to grow throughout 2012 primarily due to expansion within our evaluated pricing and reference data product areas in North America and to a lesser extent, the Asia-Pacific region. Key drivers within these product areas were strong revenue retention rates, increased demand from existing customers and, to a lesser extent, new customers, and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and it was approximately 94% as of December 31, 2012 and 2011, respectively. In filings from prior years, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The revenue performance within our Trading Solutions segment during 2012 was impacted by the challenging market conditions, which affected the segment’s new sales and cancellation levels. While we continued to benefit from customer demand for our trading infrastructure managed services and, to a lesser extent, for our hosted web applications in 2012, this progress was more than offset by lower consolidated feeds and workstation revenue. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of December 31, 2012, our workstations and related services supported approximately 81,000 total subscribers worldwide, compared with approximately 85,700 total subscribers as of December 31, 2011. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations that offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012). In our filings prior to 2011, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. The total number of subscribers as of December 31, 2011 was updated so as to be comparable to December 31, 2012. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

Across each of our businesses, regardless of business segment, we contract with customers through fixed fee subscriptions (on either a multi-year, annual, quarterly or monthly basis), variable fees based on usage or a combination of fixed fee subscription and usage-based fees. In addition, some of our services generate one-time or non-recurring revenue, such as one time purchases of historical data or installations (including installations of product upgrades or infrastructure). Our contracts typically renew automatically unless canceled by one of the parties.

Results of Operations

Selected Financial Data

	Successor				Predecessor
		Year Ended December 31, 2011	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	% Change
(audited, in thousands)	Year Ended December 31, 2012					2012 vs. 2011	2011 vs. Combined 2010
REVENUE	$880,161	$867,723	$796,645	$342,101	$454,544	1.4%	8.9%
COSTS AND EXPENSES:
Cost of services	292,378	293,472	277,075	115,176	161,899	(0.4)%	5.9%
Selling, general and administrative	276,436	258,065	282,619	124,409	158,210	7.1%	(8.7)%
Merger costs	—	—	119,992	67,258	52,734	N/A	(100.0)%
Depreciation	41,456	39,391	38,466	15,962	22,504	5.2%	2.4%
Amortization	138,040	175,077	85,585	65,867	19,718	(21.2)%	104.6%

Total costs and expenses	748,310	766,005	803,737	388,672	415,065	(2.3)%	(4.7)%

INCOME (LOSS) FROM OPERATIONS	131,851	101,718	(7,092)	(46,571)	39,479	29.6%	1,534.3%
Interest (expense) income, net	(149,526)	(157,120)	(77,604)	(78,364)	760	(4.8)%	102.5%
Other income (expense), net	824	(3,719)	570	321	249	(122.2)%	(752.5)%
Loss on extinguishment of debt	—	(25,450)	—	—	—	(100.0)%	100.0%

(LOSS) INCOME BEFORE INCOME TAXES	(16,851)	(84,571)	(84,126)	(124,614)	40,488	(80.1)%	0.5%
Income tax (benefit) expense	(17,868)	(55,255)	(12,337)	(30,351)	18,014	(67.7)%	347.9%

NET INCOME (LOSS)	$1,017	$(29,316)	$(71,789)	$(94,263)	$22,474	(103.5)%	(59.2)%

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

When determining our growth rate, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP. In 2012, the value of the U.S. Dollar generally strengthened against the Euro and the British Pound.

Merger Fair Value Purchase Price Allocation

In connection with the purchase price allocations relating to the Merger, we reduced the carrying value of deferred revenue by $4.6 million (the “purchase price allocation adjustment to deferred revenue”). This amount was amortized over the remaining terms of the related contracts and was allocated among our segments and businesses. This adjustment reduced revenue by approximately $0.9 million in the year ended December 31, 2011, and $3.7 million in the combined year ended December 31, 2010. There is no impact related to the purchase price allocation adjustment to deferred revenue in the year ended December 31, 2012, as the adjustment was fully amortized as of June 30, 2011. We include revenue amounts adjusted to exclude the impact of the purchase price allocation adjustment because we believe this facilitates period over period comparisons and provides useful information regarding underlying business trends.

Also in connection with the price allocations relating to the Merger, we increased the carrying value of property and equipment by $12.3 million during 2010. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years starting from 2010. We recorded additional depreciation expense of $2.7 million, $2.9 million and $1.2 million associated with this increase in carrying value for the years ended December 31, 2012 and 2011 and for the period from July 30, 2010 through December 31, 2010, respectively.

In addition, we reduced the carrying value of property and equipment by approximately $27.0 million relating to completed capitalized development, which for purchase accounting purposes is now reflected in our completed technology intangible asset at fair value. In connection with the purchase price allocations we recorded intangible assets of $2.0 billion. This $2.0 billion is being amortized over the respective economic benefit periods of our intangible assets as at the date of the Merger, which range from 3.6 years to 25.0 years. We recorded amortization expense associated with these intangibles assets of $138.0 million, $175.1 million and $65.9 million for the years ended December 31, 2012 and 2011 and for the period from July 30, 2010 through December 31, 2010, respectively.

Please refer to Note 3, “Merger” and Note 6, “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

2012 VERSUS 2011

Revenue

(In thousands)	2012	2011	% Change	Effects of Deferred Revenue Adjustment 2011	2012 Foreign Exchange	2012 Adjusted Revenue (Non- GAAP)	2011 Adjusted Revenue (Non- GAAP)	2012 Adjusted Revenue (Non- GAAP) % Change
Total Pricing and Reference Data	$612,422	$591,920	3.5%	$600	$2,092	$614,514	$592,520	3.7%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$110,305	$114,300	(3.5)%	$14	$338	$110,643	$114,314	(3.2)%
Hosted Web Applications and Workstations	$157,434	$161,503	(2.5)%	$288	$4,202	$161,636	$161,791	(0.1)%

Total Trading Solutions	$267,739	$275,803	(2.9)%	$302	$4,540	$272,279	$276,105	(1.4)%

TOTAL REVENUE	$880,161	$867,723	1.4%	$902	$6,632	$886,793	$868,625	2.1%

Total revenue for the year ended December 31, 2012 increased by $12.4 million, or 1.4%, to $880.2 million compared with the year ended December 31, 2011. The change in foreign exchange rates decreased total revenue by $6.6 million in the year ended December 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the year ended December 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $18.2 million or 2.1% to $886.8 million. The impact of foreign exchange is primarily related to fluctuations of the US dollar against the British Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $20.5 million, or 3.5%, to $612.4 million in the year ended December 31, 2012 compared with the year ended December 31, 2011. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $2.1 million in the year ended December 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased Pricing and Reference Data revenue by $0.6 million in the year ended December 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Pricing and Reference Data revenue increased by $22.0 million, or 3.7%, to $614.5 million primarily due to expansion within our evaluated pricing and reference data product areas in the U.S. and the Asia-Pacific regions, due to increased demand from existing customers and, to a lesser extent, new customers, as well as the impact of annual price increases, and improved performance within our fixed income analytics product area.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $8.1 million, or 2.9%, to $267.7 million in the year ended December 31, 2012 compared with the year ended December 31, 2011. The change in foreign exchange rates decreased Trading Solutions revenue by $4.5 million in the year ended December 31, 2012 and the purchase price allocation adjustment to deferred revenue decreased Trading Solutions revenue by $0.3 million in the year ended December 31, 2011. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue decreased by $3.8 million, or 1.4%, to $272.3 million as continued growth in our trading infrastructure managed services and, to a lesser extent, our hosted web applications was more than offset by lower revenue in the real-time feeds and workstations product areas.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

		For the Year Ended December 31,
(In thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$292,378	$293,472	(0.4)%	$3,984	$296,362	1.0%

Cost of services expenses decreased by $1.1 million, or 0.4%, to $292.4 million during the year ended December 31, 2012 compared with the year ended December 31, 2011. The change in foreign exchange rates decreased cost of services expense by $4.0 million. Excluding the impact of foreign exchange, cost of services expenses increased by $2.9 million, or 1.0%. During the year ended December 31, 2012, salary and personnel related expense increased by $3.3 million reflecting the net impact of annual salary and headcount increases partially offset by increased capitalization of salary and personnel expense related to ongoing internal development and technical infrastructure initiatives. Outside professional services increased by $2.4 million and communications expense related to ongoing technical infrastructure initiatives increased by $1.5 million. These increases in cost of services were partially offset by a decrease in hardware expense of $4.3 million related to large third party hardware sales by our 7ticks business that occurred in the year ended December 31, 2011 and did not recur in 2012. Cost of services as a percentage of revenue was 33.2% in the year ended December 31, 2012 compared with 33.8% in the year ended December 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted SG&A (Non-GAAP)	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$276,436	$258,065	7.1%	$2,472	$278,908	8.1%

During the year ended December 31, 2012, selling, general and administrative expenses increased by $18.4 million, or 7.1%, to $276.4 million compared with the year ended December 31, 2011. The change in foreign exchange rates decreased selling, general, and administrative expenses by $2.5 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $20.8 million or 8.1%. During the year ended December 31, 2012, there was an increase in selling, general and administrative related stock-based compensation expense of $13.3 million when compared with the year ended December 31, 2011. The increase in stock-based compensation expense was primarily due to a non-recurring charge related to the accounting treatment of the cash dividend paid by Holdings and cash distributions paid by Holdings to option holders. Other than the increase in stock-based compensation expense, the remaining $5.1 million increase in selling, general and administrative expenses in the year ended December 31, 2012 when compared with the year ended December 31, 2011 is primarily due to a $2.1 million impairment charge recorded in 2012 related to the impact of Hurricane Sandy, an increase in transactional foreign exchange losses on operating activities of $1.8 million, an increase of $1.7 million in severance costs, and an increase in commissions paid to third parties for distribution of our data to customers of $1.6 million due to changes in contractual terms and increased usage. Selling, general, and administrative expenses as a percentage of revenue was 31.4% in the year ended December 31, 2012, compared with 29.7% for the year ended December 31, 2011.

Depreciation

	For the Year Ended December 31,
(In thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$41,456	$39,391	5.2%	$350	$41,806	6.1%

During the year ended December 31, 2012, depreciation expense increased by $2.1 million, or 5.2%, to $41.5 million compared with the year ended December 31, 2011. The change in foreign exchange rates decreased depreciation expense by $0.4 million. Excluding the impact of foreign exchange, depreciation expense increased by $2.4 million, or 6.1% primarily due to increases in depreciation related to internal development projects and a large leasehold improvement project being placed in service in the year ended December 31, 2012 coupled with increased depreciation expense of approximately $0.8 million related to the acceleration of depreciation on certain computer hardware that will become obsolete upon the completion of our infrastructure development initiatives.

Amortization

	For the Year Ended December 31,
(In thousands)	2012	2011	% Change	2012 Foreign Exchange	2012 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$138,040	$175,077	(21.2)%	$963	$139,003	(20.6)%

During the year ended December 31, 2012, amortization expense decreased by $37.0 million, or 21.2%, to $138.0 million compared with the year ended December 31, 2011. The change in foreign exchange rates decreased amortization expense by $1.0 million. Excluding the impact of foreign exchange, amortization expense decreased by $36.1 million, or 20.6%. The decrease in amortization is primarily attributable to the change in estimate of the useful lives of certain of our completed technologies impacted by our infrastructure development initiatives that occurred in the third quarter of 2011.

Other Consolidated Financial Information

Net interest expense was $149.5 million for the year ended December 31, 2012 compared with net interest expense of $157.1 million for the year ended December 31, 2011. The year-over-year difference results from a decrease in the interest rate on our Term Loan Facility due to the refinancing that occurred in February 2011 having been realized for the full year in 2012 versus 10.5 months in 2011 and an additional 0.25% decrease in our Term Loan Facility interest rate due to our achievement of certain leverage ratios in the second quarter of 2012 having been realized during 2012 and not 2011. Additionally, we recorded a $25.5 million loss on extinguishment of debt related to the refinancing of our Term Loan Facility in the year ended December 31, 2011 that did not recur in 2012. For further information on our Term Loan Facility, see Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other income (expense), net increased by $4.5 million to $0.8 million in the year ended December 31, 2012 from ($3.7) million in the year ended December 31, 2011 primarily related to a $4.0 million increase in the contingent consideration related to our acquisition of 7ticks during the year ended December 31, 2011 that did not recur in 2012, coupled with a reduction in this contingent consideration estimate of $0.4 million in the year ended December 31, 2012. For further information on the contingent consideration related to the acquisition of 7ticks, see Note 16 “Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2011 VERSUS COMBINED 2010

Revenue

	For the Year Ended December 31,
(In thousands)	2011	Combined 2010	% Change	Effects of Deferred Revenue Adjustment 2011	Effects of Deferred Revenue Adjustment 2010	2011 Foreign Exchange	Combined 2010 Adjusted Revenue (Non- GAAP)	2011 Adjusted Revenue (Non- GAAP)	2011 Adjusted Revenue (Non- GAAP) % Change
Total Pricing and Reference Data	$591,920	$548,514	7.9%	$600	$2,576	$(6,751)	$551,090	$585,769	6.3%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$114,300	$91,889	24.4%	$14	$393	$(1,612)	$92,282	$112,702	22.1%
Hosted Web Applications and Workstations	$161,503	$156,242	3.4%	$288	$687	$(4,512)	$156,929	$157,279	0.0%

Total Trading Solutions	$275,803	$248,131	11.2%	$302	$1,080	$(6,124)	$249,211	$269,981	8.3%

TOTAL REVENUE	$867,723	$796,645	8.9%	$902	$3,656	$(12,875)	$800,301	$855,750	6.9%

Total revenue for the year ended December 31, 2011 increased by $71.1 million, or 8.9%, to $867.7 million compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased total revenue by $12.9 million in the year ended December 31, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.9 million in the year ended December 31, 2011 and $3.7 million in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, total revenue increased by $55.5 million or 6.9% to $855.8 million. The impact of foreign exchange is primarily related to fluctuations of the US dollar against the British Pound and the Euro.

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

Trading Solutions

Revenue within the Trading Solutions segment increased by $27.7 million, or 11.2%, to $275.8 million in the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The change in foreign exchange rates increased Trading Solutions revenue by $6.1 million in the year ended December 31, 2011 and the purchase price allocation adjustment to deferred revenue decreased total revenue by $0.3 million in the year ended December 31, 2011 and $1.1 million in the combined year ended December 31, 2010. Excluding the impact of foreign exchange and the purchase price allocation adjustment to deferred revenue, Trading Solutions revenue increased by $20.8 million, or 8.3%, to $270.0 million. The growth in Trading Solutions revenue is primarily due to strong new sales of our 7ticks trading infrastructure managed services within our Real-Time Feeds and Trading Infrastructure offerings. Excluding the impact of foreign exchange and the purchase price allocation adjustment revenue from our Real-Time Feeds and Trading Infrastructure offerings increased by $20.4 million, or 22.1%, to $112.7 million in the year ended December 31, 2011 compared with the combined year ended December 31, 2010. Revenue for Hosted Web Applications and Workstations was essentially unchanged in the year ended December 31, 2011 compared with the year ended December 31, 2010, with revenue increasing due to the impact of foreign exchange.

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

Other Consolidated Financial Information

Income from operations increased by $108.8 million to $101.7 million during the year ended December 31, 2011 from a loss of $7.1 million in the combined year ended December 31, 2010 as a result of the factors discussed above. Loss before income taxes increased by $0.5 million, or 0.5%, to a loss of $84.6 million during the year ended December 31, 2011 when compared with the combined year ended December 31, 2010. The factors that impacted the year-over-year changes in the loss before income taxes include the items discussed above, as well as a loss on extinguishment of debt recorded in 2011 in the amount of $25.5 million related to our February 2011 refinancing of our Term Loan Facility (as described in Note 18 “Debt” included in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), and an increase in our net interest expense in the year ended December 31, 2011 compared with the combined year ended December 31, 2010 as described below. Additionally, other expense, net increased $4.3 million to $3.7 million during the year ended December 31, 2011 from other income, net of $0.6 million in the combined year ended December 31, 2010. The change is primarily due to a $4.0 million increase in the 7ticks Earn Out expense.

Net interest expense was $157.1 million for the year ended December 31, 2011 compared with net interest expense of $77.6 million for the combined year ended December 31, 2010. The year-over-year difference results from there being a full year of interest expense included in the year ended December 31, 2011 and only five months of interest expense included in the combined year ended December 31, 2010 based on the date we incurred our debt. In connection with the Merger and February 2011 refinancing, we incurred indebtedness totaling $2.0 billion. Refer to Note 18 “Debt” included in the Notes to our Consolidated Financial Statements included in Item 8 for additional information and our discussion below under the heading “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Results of Operations.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We expect cash generated from our operating activities to continue to serve as our primary source of liquidity for the next several years. As of December 31, 2012, we had cash and cash equivalents of $224.6 million, short-term investments of $23.6 million and had $155.5 million available under our Revolving Credit Facility. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements and certain acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

Debt Servicing

In connection with the Merger, we incurred indebtedness totaling $2.0 billion. Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the discussion below in the Debt related to the Merger section provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of December 31, 2012:

(in thousands)	As of December 31, 2012
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,302,882
Senior Notes(3)	700,000

Total indebtedness	$2,002,882

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of December 31, 2012).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, our outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Prior to the Merger, we had no long term debt.

Foreign Subsidiaries

Of our $224.6 million of cash and cash equivalents at December 31, 2012, $177.9 million, or 79.2%, is held by our foreign subsidiaries with the UK holding the largest share with $117.7 million. Due to statutory limitations imposed by local governments, portions of cash and cash equivalents held at our foreign subsidiaries are not available for repatriation. During the year ended December 31, 2012, our Luxembourg Holdings subsidiary declared and paid our U.S. Corporate entity a dividend in the form of an intercompany note due from our IDMS GmbH subsidiary in the amount of €46.0 million (approximately $60.6 million). We have accrued all the necessary taxes related to this transaction in our consolidated results of operations for the year ended December 31, 2012. The note received in the dividend transaction was settled in February 2013. Furthermore, as of December 31, 2012, we do not anticipate any similar transactions will occur. Based on this belief, combined with our expectation that the cash generated from our U.S. operations and funds available under our revolving credit facility are sufficient to support the liquidity needs of our U.S. based operations, it is our current practice and intent to permanently reinvest our foreign cash and cash equivalents outside the U.S. If the facts and circumstances changed, and these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. For further information see Note 11 “Income Taxes” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2012	2011	Combined 2010
Cash flow provided by (used in):
Operating activities	$174,021	$188,387	$23,815
Investing activities	(84,733)	(50,207)	(3,359,089)
Financing activities	(129,662)	2,705	3,255,994
Effect of exchange rates on cash balances	2,819	(2,437)	(6,962)

Net (decrease) increase in cash and cash equivalents	$(37,555)	$138,448	$(86,242)

Operating Activities

When compared with the year ended December 31, 2011, net cash provided by operating activities decreased by $14.4 million, or 7.6%, to $174.0 million in the year ended December 31, 2012. During the year ended December 31, 2012, we paid taxes of $7.8 million, compared to receiving refunds of $18.9 million during the same period of 2011. During the year ended December 31, 2012, we made incentive compensation payments of $20.1 million, compared to $13.7 million during the same period in 2011. These decreases in our operating cash flows were offset by reduced interest and severance-related payments of $7.5 million and $1.2 million, respectively, in the year ended December 31, 2012 compared with the year ended December 31, 2011 and landlord reimbursements of $7.6 million received in 2012 that did not re-occur in 2011. The remaining changes in operating cash flows from 2011 to 2012 are primarily related to timing and changes in working capital accounts.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2012 and we expect we will maintain such status through 2013, based on our results of operations to date and expected results for fiscal 2013, including our use of net operating loss carry-forwards in the U.S. and our prepaid tax position in the U.K.

Investing Activities

When compared with the year ended December 31, 2011, net cash used in investing activities increased by $34.5 million, or 68.8%, to $84.7 million in the year ended December 31, 2012. This increase is primarily due to the purchase of $23.5 million in short-term investments in the year ended December 31, 2012 with no similar activity in 2011 and an increase in purchases of property and equipment of $11.2 million primarily related to technical infrastructure initiatives in the year ended December 31, 2012 when compared with the year ended December 31, 2011.

Financing Activities

When compared with the year ended December 31, 2011, net cash used in financing activities increased by $132.4 million in the year ended December 31, 2012 to net cash used in financing activities of $129.7 million, from net cash provided by financing activities of $2.7 million in the year ended December 31, 2011. The largest items accounting for the increase in cash used in financing activities in the year ended December 31, 2012 are a $100.0 million dividend paid to Intermediate that did not occur in the year ended December 31, 2011 coupled with increased principal payments on long-term debt of $21.9 million related to mandatory prepayment requirements included in our credit agreement in the year ended December 31, 2012 compared with the year ended December 31, 2011. The remainder of the increase in cash used by financing activities is primarily due to a decrease in proceeds from the issuance of restricted parent company common stock totaling $11.9 million that occurred in the year ended December 31, 2011 with no similar receipt in the year ended December 31, 2012. For further information on our debt or the dividend paid to Intermediate, refer to Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Holdings Senior PIK Toggle Notes Due 2017 section below.

Predecessor

Prior to the Merger, we paid regular quarterly dividends to our stockholders. Details on the last regular quarterly dividend paid under this program are as follows (in thousands):

Payment Date	Record Date	Type	Amount Per Common Share	Total Dividend Paid
March 31, 2010	March 3, 2010	Regular (cash)	$0.20	$18,964

This cash dividend was paid from existing cash resources.

In the year ended December 31, 2010, prior to the Merger, we received $28.4 million from the exercise of options and settlement of deferred and restricted stock units to purchase 1.5 million shares of common stock issued pursuant to our 2000 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan and the purchase of 0.2 million shares of common stock by employees, under our 2001 Employee Stock Purchase Plan. We did not repurchase any outstanding shares of common stock under the stock buyback program in 2010.

Successor

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

In December 2012, we paid a dividend of $100.0 million to Intermediate, which in turn paid a dividend of $100.0 million to Holdings. Holdings used this dividend as well as net proceeds of $339.0 million from the issuance of $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) issued by Holdings which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture”) to fund a cash dividend to its stockholders and related cash distributions to its option holders. Our cash dividend to Intermediate was accounted for in our Consolidated Financial Statements as a return of capital. We will pay dividends, within the confines of the covenants included in our debt agreements, to Holdings on an ongoing basis to service the Toggle Notes. Refer to the Holdings Senior PIK Toggle Notes Due 2017 section below for further information on the Toggle Notes.

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

We also have a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. Dollars, Euros and U.K Pounds with a term of five years expiring July 2015.

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon our achievement of a total leverage ratio of 5.75:1 or less. As of December 31, 2012, our total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the three months ended December 31, 2012. Since the inception of the Term Loan Facility, we have elected the three-month LIBOR rate. At December 31, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% plus the applicable margin of 3.25%. Refer to Note 18 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million declining to $450.0 million over three years, to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On October 1, 2012, the notional amount of our interest rate caps was reduced from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. This notional amount will be further reduced to $450 million on October 1, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate during the year ended December 31, 2012. Refer to Note 17 “Derivatives” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5.0:1.0. As of December 31, 2012, our total leverage ratio was below 5.0:1.0, resulting in a commitment fee percentage of 0.50%. In February of 2013, we refinanced our Term Loan Facility further reducing our interest rates as discussed in the February 2013 Term Loan Facility Refinancing section below.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the year ended December 31, 2012, due to the application of the 2011 annual excess cash flow mandatory prepayment (“ECF payment”) to our Term Loan Facility amortization of future scheduled payments, on March 31, 2012, we made one scheduled principal payment of $3.4 million related to the Term Loan Facility.

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

The determination of the ECF payment was made for our fiscal years ended December 31, 2012 and December 31, 2011, with the prepayments due 90 days from those dates. The amounts determined to be payable as ECF payments at December 31, 2012 and December 31, 2011 were $20.3 million and $43.0 million, respectively, and accordingly were reflected as current in our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in our Consolidated Balance Sheet in the first quarter of 2012.

In accordance with the terms of the credit agreement, the accepted balance of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the actual amounts paid related to our fiscal year 2011 ECF, scheduled quarterly principal payments due on our Term Loan Facility were deferred until June 2014. As any potential refused payments related to the 2012 ECF payment cannot currently be reliably estimated or deemed probable, we are assuming that 100% of the 2012 ECF will be accepted, which will further defer our scheduled quarterly principal payments on our Term Loan Facility to December 2015. This assumption will be updated to reflect the actual ECF payment made at the end of March 2013.

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

February 2013 Term Loan Facility Refinancing

On February 6, 2013, we completed a refinancing of our Senior Secured Credit Facilities through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 3.50% to LIBOR plus 2.75%,

•	a reduction in the LIBOR floor from 1.25% to 1.00%,

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013, not giving consideration to the 2012 ECF.

We are currently in the process of evaluating the substance of the refinancing to determine if the transaction will be accounted for as a modification or extinguishment of debt, or a combination thereof, and if there will be any associated losses that require recording in our consolidated results of operations in fiscal 2013. Furthermore, as discussed above, we are assuming that 100% of the 2012 ECF will be accepted which will defer regularly scheduled principal payments until December 2014; therefore, only the 2012 ECF is reflected as current in our Consolidated Balance Sheet as of December 31, 2012.

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. During the year ended December 31, 2012, we paid $71.8 million in interest payments related to our Senior Notes representing both of our required payments for the year.

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

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. Refer to Note 18, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments (in thousands)
2013 (a)	$20,258
2014	—
2015	1,512
2016	13,450
2017	13,450
2018	1,954,212

Total	$2,002,882

(a)	Pursuant to the terms of our credit agreement, individual lenders may opt to refuse their share of any ECF payment. This balance assumes that there will be no refusals; however, the actual payment may differ from this amount depending on the final decisions of the individual lenders.

Covenant Compliance

Under the credit agreement and indenture governing the Senior Notes due 2018, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial covenants. There are two principal financial covenants: Total Leverage Ratio and Interest Coverage Ratio. As of December 31, 2012 and 2011, we were in compliance with our covenants.

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Year Ended December 31,
	($ in thousands)
	2012	2011	Combined 2010
Net income (loss)	$1,017	$(29,316)	$(71,789)
Interest expense	149,526	157,120	77,604
Other (income) expense	(824)	3,719	(570)
Income tax benefit	(17,868)	(55,255)	(12,337)
Depreciation and amortization	179,496	214,468	124,051

EBITDA	311,347	290,736	116,959
Adjustments:
Stock-based compensation	14,108	4,229	24,103
Merger costs	—	—	119,992
Other non-recurring charges (2)	8,353	29,892	24,993
Other charges (3)	8,821	4,483	3,314
Pro forma cost savings (4)	30,000	30,000	30,000

Pro Forma Adjusted EBITDA (Covenant EBITDA) (1)	$372,629	$359,340	$319,361

(1)	Interactive Data’s Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt and certain severance and retention expenses.
(3)	Other charges include management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012. We are not an obligor under the Indentures governing the Toggle Notes, which are not included on our balance sheet. The Toggle Notes are structurally subordinated to indebtedness and other liabilities of subsidiaries of Holdings that do not guarantee the Toggle Notes. Claims of creditors of such subsidiaries, including trade creditors, and claims of preferred stockholders of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of Holdings’ creditors, including the holders of the Toggle Notes. In addition, the Toggle Notes are unsecured, and, as such, none of our assets, or any of our subsidiaries’ assets, are pledged for this agreement. However, Holdings is our indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of our capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, withstanding any limitations placed upon us by our covenants, we will provide Holdings, via dividends, the funds required to service the Toggle Notes on at least a semi-annual basis starting with the payment due June 15, 2013. Interest payments are due June 15 and December 15 of each year until maturity and we expect to pay Holdings dividends in the amount of $14.4 million for each payment on an ongoing basis.

Income Taxes

We recognized income tax benefits of $17.9 million, $55.3 million and $12.3 million, respectively, on losses before income taxes of $16.9 million, $84.6 million and $84.1 million, respectively, for the years ended December 31, 2012 and 2011, and the combined year ended December 31, 2010. Our effective tax rates were 106.0%, 65.3% and 14.7%, respectively, for the years then ended. Our 2012 effective tax rate primarily differs from our statutory rate due to reductions in the U.K. tax rate, income generated in lower tax jurisdictions, the additional benefits associated with state taxes, and tax provision to tax return adjustments with respect to the filing of prior year’s returns, offset by non-tax deductible payments made to certain shareholders as part of the Holdings recapitalization. We have not recorded a benefit for the Research and Development Credit in the 2012 tax provision calculation. The American Taxpayer Relief Act of 2012 (“ATRA”) which extended the Research and Development Credit was not enacted until January 3, 2013; therefore, the benefit for the Research and Development Credit will be recorded as a discrete item in the first quarter of 2013. If we had recorded a benefit for the 2012 Research and Development credit, the effective tax rate after discrete items, would have increased to a benefit of 113.3%. During the year ended December 31, 2012, we were not materially impacted by any of the other changes included in the ATRA.

Our full year December 31, 2012 effective tax rate increased to a 106.0 % benefit compared with a 65.3% benefit for the year ended December 31, 2011. Our current year effective tax rate includes the impact of a 47.4 % benefit resulting from the recording of discrete tax rate changes in foreign jurisdictions and discrete tax provision to tax return adjustments with respect to the filing of prior years’ returns in the U.S. and foreign jurisdictions, compared with a benefit on these discrete items in 2011 of 16.1%. Also, in 2012 our benefit from income generated in foreign jurisdictions was 35.7% compared to 7.8% in 2011. Finally, 2012 included an expense of 22.3% related to the Holdings recapitalization while 2011 did not.

The full year 2011 effective tax rate increased to a 65.3% benefit compared with a 14.7% benefit for the combined year ended December 31, 2010. Our 2011 effective tax rate includes the impact of a 15.7% benefit resulting from the recording of discrete items, principally consisting of tax rate changes in the U.K. and Japan, tax provision to tax return adjustments with respect to the filing of prior years’ returns in the U.S. and foreign jurisdictions, expiration of various statutes of limitations and various settlements of audits being partially offset by expense recognized related to prior years U.S., U.K. and German tax reserves. The return to provision adjustments primarily represent out-of-period corrections recorded in the fourth quarter of the year ended December 31, 2011. Also, the 2010 successor period includes the impact of expenses for non-deductible transaction costs associated with the Merger which did not recur in 2011. Finally, the year ended December 31, 2011 effective tax rate reflects a benefit for increased income generated in lower tax jurisdictions when compared with the year ended December 31, 2010.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

During 2012, our balance of unrecognized tax benefits decreased on a net basis by $0.6 million and $0.5 million upon release of reserves and settlements, respectively, related to various foreign and state tax audits, and decreased $0.2 million on a net basis upon the lapse of the statute of limitations in various tax jurisdictions. These decreases were offset by net increases of $0.9 million and $0.3 million for current year and prior years’ build, respectively, for tax uncertainties. As of December 31, 2012, we had approximately $11.6 million of net uncertain tax positions which would affect our effective tax rate if recognized ($12.7 million on a gross basis). We believe that it is reasonably possible that approximately $0.3 million of our currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million, $0.3 million and $0.5 million were provided in income tax expense for uncertain tax positions for the years ended December 31, 2012 and 2011 and the combined year ended December 31, 2010, respectively. Gross reserves for interest and penalties of $ 1.0 million have been provided at December 31, 2012 and 2011.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of our businesses collect fees for installation/set-up services which, if deemed a separate deliverable with standalone value, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services that do not meet the criteria for separation, is recognized ratably either over the contractual term or the expected customer relationship life depending on the professional literature relevant to the transaction. Revenue for professional services is recognized as the services are provided and revenue for hardware is recognized when the installation is complete and the related services go-live.

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

We also evaluate all contracts in order to determine appropriate gross versus net revenue reporting.

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

At December 31, 2012, we had two reportable segments: Pricing and Reference Data and Trading Solutions. Within the Pricing and Reference Data segment, there are two reporting units: Interactive Data Pricing and Reference Data Services and BondEdge Solutions. Within the Trading Solutions segment, there are three reporting units: Interactive Data Real-Time Services, Interactive Data Desktop Solutions and Interactive Data Managed Solutions. All of these reporting units represent operating segments and have not changed in composition in the year ended December 31, 2012 compared with the year ended December 31, 2011.

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

Based on our annual assessment, including application of the assumptions described above, no impairment in any reporting unit existed and all reporting units had estimated fair values at least 10% in excess of their assigned carrying values.

Although changes in economic and operating conditions impacting our assumptions used to complete our fiscal 2012 goodwill impairment analysis could result in goodwill impairment in future periods, based upon the analysis conducted by management for the year ended December 31, 2012, including consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

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

We have recorded valuation allowances in certain jurisdictions that we intend to maintain until it appears to be more likely than not that some or all of those deferred tax assets will be realized. Our valuation allowances for deferred tax assets of $1.0 million at both December 31, 2012 and 2011 relate to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income in the appropriate jurisdictions to realize the tax benefits related to the net deferred tax assets on our Consolidated Balance Sheets. However, any reduction in future taxable income, including any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets.

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

In addition, $12.7 million of gross unrecognized tax benefits, of which $10.6 million and $2.1 million have been recorded in income taxes payable and long-term deferred tax liabilities, respectively, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1.0 million for potential gross interest and penalties at December 31, 2012.

Capitalized Development Costs

We capitalize certain qualifying costs incurred as part of the development of internal-use software. Internal-use software projects have the following characteristics: the software is internally developed, acquired, or modified solely to meet the entity’s internal needs and during the development or modification of the software, there is no substantive plan or expectation that the software will be marketed externally. Qualifying costs which are capitalized are incurred during the application development stage of developing this software, which is when the company is designing the software configuration and interfaces, coding, installing the software, and performing testing of the software. Qualifying costs that were capitalized during the year ended December 31, 2012 primarily consisted of personnel related expenses for employees working on the software development, coding, and testing. Costs incurred during the preliminary project stage (prior to any actual designing of the software) and in the post-implementation/operation stage (after the software has been initially implemented) are expensed as incurred. Capitalized development costs are amortized on a straight-line basis over the useful life of the software, generally 3-5 years with certain exceptions where projects have estimated useful lives in excess of this range.

In the year ending December 31, 2012, we have capitalized $24.6 million in costs related to internal-use software projects.

Commitments and Contingencies

We have obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for our corporate headquarters, sales offices, and major operating units and data centers. Certain of the leases include renewal options and escalation clauses. In addition, we have purchase obligations for data content.

Our known contractual obligations on a combined basis as of December 31, 2012 are summarized in the table below:

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt Obligations	$2,002,882	$20,258	$1,512	$26,900	$1,954,212
Operating Lease Obligations	147,525	21,754	42,259	27,143	56,369
Purchase Obligations	33,252	33,252	—	—	—
Fixed Rate Interest Obligations	401,200	71,750	143,500	143,700	42,250
Interest Rate Cap Premium Installments	2,909	1,662	1,247	—	—

Total	$2,587,768	$148,676	$188,518	$197,743	$2,052,831

We expect to satisfy our contractual obligations from our existing cash as well as our cash flow from operations. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2013. If we are unable to renew any of the leases that are due to expire in 2013, we believe that suitable replacement properties are available on commercially reasonable terms.

Rental expense was $20.9 million for the year ended December 31, 2012, and $23.7 million for both year the ended December 31, 2011 and the combined year ended December 31, 2010.

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

Long Term Debt Obligations in the above table include our obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018, including outstanding letters of credit. Fixed Interest Rate Obligations in the table above include our interest obligations under the Senior Notes due 2018 which are stated at fixed interest rate of 10.25%. We also have variable interest rate obligations under the Senior Secured Credit Facilities which are not included in the table above. Outstanding letters of credit totaled $4.5 million at December 31, 2012. The letters of credit principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. Excluded from the above table are any payments related to the Toggle Notes, as that debt is not our obligation. Although we are not a party in the Toggle Notes indenture, withstanding any limitations placed upon us by our covenants, we will provide Holdings, via dividends, the funds required to service the Toggle Notes on at least a semi-annual basis starting with the payment due June 15, 2013. Interest payments are due June 15 and December 15 of each year until maturity and we expect to provide Holdings dividends in the amount of $14.4 million for each payment on an ongoing basis.

On February 6, 2013, we refinanced our Term Loan Facility. Refer to Note 20 “Subsequent Events” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. In addition, $12.7 million of gross unrecognized tax benefits have been recorded in income taxes payable as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1.0 million for potential gross interest and penalties at December 31, 2012, which are not included in the table above.

In connection with the provision of services in the ordinary course of business, we often make representations affirming, among other things, that our services do not infringe on the intellectual property rights of others and agree to indemnify customers against third-party claims for such infringement. We have not been required to make material payments under such provisions. We are involved in litigation and are the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from our existing cash resources. In addition, our third-party data suppliers audit us from time to time in the ordinary course of business (including audits underway) to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), regarding ASC Topic 220 “Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts such as in cases where a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public filers, ASU 2013-02 is effective for fiscal years and interim periods within those years that begin after December 15, 2012, with early adoption permitted. We do not believe that adopting the provisions of ASU 2013-02 will have a material impact on our financial position, results of operations or cash flows.

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

Total revenue for the periods below by geographic region outside the United States, are as follows:

	Successor				Predecessor
(In thousands)	For the year ended December 31, 2012	For the year ended December 31, 2011	Combined 2010	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010
Revenue:
United Kingdom	$88,998	$88,688	$79,664	$34,210	$45,454
All other European countries	120,740	126,891	119,497	51,315	68,182
Asia Pacific	48,908	42,699	39,832	17,105	22,727
Rest of World	13,208	12,609	7,967	3,421	4,546

Total	$271,854	$270,887	$246,960	$106,051	$140,909

Long-lived assets by geographic region outside the United States are as follows:

(In thousands)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
United Kingdom	$598,589	$589,793	$620,711
All other European countries	144,182	149,949	164,530
Asia Pacific	159,960	174,223	177,349

Total	$902,731	$913,965	$962,590

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and hedged by interest rate caps. As of December 31, 2012, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedge the exposure on $700.0 million of this debt beginning September 30, 2011. Although the relevant floating interest rate was 0.31% at December 31, 2012, our minimum interest rate was set at 1.25% (plus an applicable percentage) prior to our February 2013 refinancing. The interest rate as of December 31, 2012 was 4.50% (1.25% floor plus an applicable percentage of 3.25%). An increase of 1% in our variable rate above our December 31, 2012 rate of 4.50% would increase our interest expense over the subsequent four-quarter period by approximately $13.1 million. As of December 31, 2012, approximately 44% of this exposure is hedged with the interest rate caps. Please refer to Note 17 “Derivatives” and Note 18 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our debt and derivatives.

Item 8.	Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, and the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010	62
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, and the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010	63
Consolidated Balance Sheets as of December 31, 2012 and 2011	64
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010	65
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011, and the periods from July 30, 2010 through December 31, 2010 and January 1, 2010 through July 29, 2010	67
Notes to Consolidated Financial Statements	69
Quarterly Financial Information (Unaudited)	133

Index to Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	134

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interactive Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Interactive Data Corporation and subsidiaries (the Successor) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012, and the period from July 30, 2010 to December 31, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of Interactive Data Corporation and subsidiaries (the Predecessor) for the period from January 1, 2010 to July 29, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries (the Successor) at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the each of the two years in the period ended December 31, 2012, and the period from July 30, 2010 to December 31, 2010, and the consolidated results of operations and cash flows of Interactive Data Corporation and subsidiaries (the Predecessor) for the period from January 1, 2010 to July 29, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2013

PART I—FINANCIAL INFORMATION

Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010
REVENUE	$880,161	$867,723	$342,101	$454,544
COSTS AND EXPENSES:
Cost of services	292,378	293,472	115,176	161,899
Selling, general and administrative	276,436	258,065	124,409	158,210
Merger costs	—	—	67,258	52,734
Depreciation	41,456	39,391	15,962	22,504
Amortization	138,040	175,077	65,867	19,718

Total costs and expenses	748,310	766,005	388,672	415,065

INCOME (LOSS) FROM OPERATIONS	131,851	101,718	(46,571)	39,479
Interest (expense) income, net	(149,526)	(157,120)	(78,364)	760
Other income (expense), net	824	(3,719)	321	249
Loss on extinguishment of debt	—	(25,450)	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(16,851)	(84,571)	(124,614)	40,488
Income tax (benefit) expense	(17,868)	(55,255)	(30,351)	18,014

NET INCOME (LOSS)	$1,017	$(29,316)	$(94,263)	$22,474

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31	Period from January 1 through July 29
	2012	2011	2010	2010
Net income (loss)	$1,017	$(29,316)	$(94,263)	$22,474

Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	88	(100)	345	22
Foreign currency translation adjustments	22,534	(6,862)	18,780	(15,230)
Pension adjustment, net of tax	(759)	600	(243)	(18)
Less; reclassification adjustment for amortization of pension costs included in net income, net of tax	49	(269)	—	—
Change in value of hedged interest rate caps, net of tax	(336)	(3,071)	737	—
Less; reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	892	223	—	—

Total other comprehensive income (loss), net of tax	22,468	(9,479)	19,619	(15,226)

Comprehensive income (loss)	$23,485	$(38,795)	$(74,644)	$7,248

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2012	December 31, 2011
ASSETS
Assets:
Cash and cash equivalents	$224,597	$262,152
Short-term investments	23,581	—
Accounts receivable, net of allowance for doubtful accounts and sales credits of $5,718 and $5,152 at December 31, 2012 and December 31, 2011, respectively	134,855	118,248
Prepaid expenses and other current assets	25,021	27,419
Income tax receivable	6,253	6,251
Deferred tax assets	23,396	42,281

Total current assets	437,703	456,351

Property and equipment, net	142,920	122,289
Goodwill	1,640,541	1,637,126
Intangible assets, net	1,690,652	1,818,117
Deferred financing costs, net	44,854	54,478
Other assets	5,638	5,310

Total Assets	$3,962,308	$4,093,671

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$17,323	$17,911
Accrued liabilities	87,347	89,214
Borrowings, current	20,258	56,417
Interest payable	30,310	30,584
Income taxes payable	5,578	7,008
Deferred revenue	22,608	24,944

Total current liabilities	183,424	226,078

Income taxes payable	10,992	10,906
Deferred tax liabilities	604,322	647,090
Other liabilities	57,816	59,908
Borrowings, net of current portion and original issue discount	1,941,887	1,929,784

Total Liabilities	2,798,441	2,873,766

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in-capital	1,253,821	1,333,344
Accumulated loss	(122,562)	(123,579)
Accumulated other comprehensive income	32,608	10,140

Total stockholders’ equity	1,163,867	1,219,905

Total Liabilities and Equity	$3,962,308	$4,093,671

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 30 through December 31, 2010	Period From January 1 through July 29, 2010
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,017	$(29,316)	$(94,263)	$22,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,496	214,468	81,829	42,222
Asset abandonment	—	—	3,307	—
Amortization of discounts and premiums on marketable securities, net	—	—	—	766
Amortization of deferred financing costs and accretion of note discounts	17,597	17,741	8,402	—
Deferred income taxes	(25,787)	(63,232)	(9,090)	7,270
Excess tax benefits from stock-based compensation	—	—	—	(3,625)
Stock-based compensation	14,108	4,229	111	23,985
Non-cash interest expense	1,507	376	468	—
Provision (recovery) for doubtful accounts and sales credits	492	(1,605)	(1,802)	103
Loss on extinguishment of debt	—	25,450	—	—
Loss on dispositions of property and equipment	2,415	513	112	114
Changes in operating assets and liabilities, net
Accounts receivable	(11,232)	(10,068)	41,527	(37,572)
Prepaid expenses and other current assets	1,766	(6,314)	2,284	1,314
Accounts payable, interest payable and income taxes payable and receivable, net	(1,977)	30,158	6,876	(11,404)
Accrued expenses and other liabilities	(3,308)	5,471	11,108	20,282
Pension cessation payments	—	—	(3,200)	(82,741)
Deferred revenue	(2,073)	516	(27,344)	20,302

NET CASH PROVIDED BY OPERATING ACTIVITIES	174,021	188,387	20,325	3,490
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(61,443)	(50,260)	(17,965)	(26,395)
Business and asset acquisitions, net of acquired cash	—	53	(5,943)	(29,923)
Acquisition of Interactive Data Corporation and Subsidiaries	—	—	(3,374,155)	—
Purchase of short-term investments	(23,540)	—	—	(64,136)
Proceeds from maturities and sales of short-term investments	250	—	—	159,428

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(84,733)	(50,207)	(3,398,063)	38,974

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 30 through December 31, 2010	Period From January 1 through July 29, 2010
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	—	—	28,397
Common stock cash dividends paid	—	—	—	(18,964)
Excess tax benefits from stock-based compensation	—	—	—	3,625
Borrowings under Revolving Credit Facility	—	—	2,000	—
Repayments on Revolving Credit Facility	—	—	(2,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	1,358	1,897,617	—
Principal payments on long-term debt	(32,029)	(10,088)	(8,650)	—
Principal payments on capital leases	(364)	—	—	—
Proceeds from issuance of restricted parent company common stock and capital contributions	—	11,850	—	—
Capital contribution resulting from exercise of parent company stock options	787	—	—	—
Payment of interest rate cap	(1,664)	(415)	—	—
Capital contribution from parent company	6,628	—	1,353,969	—
Return of capital to parent company	(100,000)	—	—	—
Capital reduction resulting from cash distribution to option holders	(3,020)	—	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(129,662)	2,705	3,242,936	13,058
Effect of change in exchange rates on cash and cash equivalents	2,819	(2,437)	1,786	(8,748)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,555)	138,448	(133,016)	46,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,152	123,704	256,720	209,946

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,597	$262,152	$123,704	$256,720

Supplemental disclosure of cash flow information:
Cash (paid) received for taxes	$(7,822)	$18,898	$857	$(19,154)
Cash (paid) received for interest, net of capitalized amounts ($1.6 million in 2012 only)	$(130,295)	$(139,454)	$(40,401)	$1,566
Non-cash financing activity:
Issuance of Holdings common stock classified as restricted stock liability	—	—	$34,500	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

Predecessor

	Common Stock				Treasury Stock Cost	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock Number of Shares
Balance, December 31, 2009	104,667	$1,046	$1,019,133	10,485	$(221,246)	$279,096	$4,077	$1,082,106
Exercise of stock options and issuance of deferred and restricted stock units	1,513	15	24,109	—	—	—	—	24,124
Issuance of stock in connection with employee stock purchase plan	200	2	4,271	—	—	—	—	4,273
Tax benefit from exercise of stock options, employee stock purchase plan and pension cessation payments	—	—	54,226	—	—	—	—	54,226
Retirement of treasury stock (Note 9)	(10,485)	(104)	(128,865)	(10,485)	221,246	(92,277)	—	—
Stock-based compensation (Note 8)	—	—	23,985	—	—	—	—	23,985
Other comprehensive loss	—	—	—	—	—	—	(15,226)	(15,226)
Common stock dividends awarded to holders of restricted stock units	—	—	121	—	—	(121)	—	—
Common stock cash dividends declared to Interactive Data stockholders	—	—	—	—	—	(18,953)	—	(18,953)
Cash dividends declared to noncontrolling interests on NDF common stock	—	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	22,474	—	22,474

Balance, July 29, 2010	95,895	$959	$996,980	—	$—	$190,199	$(11,149)	$1,176,989

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

Successor

	Common Stock		Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Equity contribution from parent company	10	—	$1,353,969	—	—	$1,353,969
Restrictions placed on shares sold from parent company to executives (Note 8)	—	—	(27,000)	—	—	(27,000)
Stock-based compensation (Note 8)	—	—	111	—	—	111
Tax benefit from exercise of stock options and employee stock purchase plan	—	—	35	—	—	35
Other comprehensive income	—	—	—	—	19,619	19,619
Net loss	—	—	—	(94,263)	—	(94,263)

Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471

Equity contribution from parent company	—	—	2,000	—	—	2,000
Stock-based compensation (Note 8)	—	—	4,229	—	—	4,229
Other comprehensive income	—	—	—	—	(9,479)	(9,479)
Net loss	—	—	—	(29,316)	—	(29,316)

Balance, December 31, 2011	10	—	$1,333,344	$(123,579)	$10,140	$1,219,905

Equity contribution from parent company	—	—	7,415	—	—	7,415
Return of capital to parent company	—	—	(100,000)	—	—	(100,000)
Capital reduction resulting from cash distribution to option holders	—	—	(6,530)	—	—	(6,530)
Stock-based compensation (Note 8)	—	—	18,429	—	—	18,429
Tax benefit from cash distribution to option holders	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	22,468	22,468
Net income	—	—	—	1,017	—	1,017

Balance, December 31, 2012	10	—	$1,253,821	$(122,562)	$32,608	$1,163,867

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients.

On May 3, 2010, the Company entered into an agreement to be acquired by investment funds managed by Silver Lake Group, LLC and Warburg Pincus LLC (collectively, the “Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Igloo Merger Corporation (“Merger Sub”) and Hg Investors LLC, on July 29, 2010, the Company completed its merger (the “Merger”) with Merger Sub. The Company was the surviving corporation in the Merger. Hg Investors LLC was subsequently merged into Igloo Intermediate Corporation (“Intermediate”). As a result of the Merger, and the subsequent merger of Hg Investors LLC into Intermediate, the Company is now wholly-owned by Intermediate, which in turn, is wholly owned by Igloo Holdings Corporation (“Holdings”).

As of March 8, 2013, approximately 97% of the capital stock of Holdings is beneficially owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. As of March 8, 2013, approximately 3% of the capital stock of Holdings is beneficially owned by executives and directors of the Company who acquired the shares subsequent to the closing of the Merger.

In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore, the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by new Senior Secured Credit Facilities (the “Senior Secured Credit Facilities”) (3) proceeds from the new issuance of senior unsecured debt securities (the “Senior Notes due 2018”) (which are discussed in Note 18, “Debt” below); and (4) from cash on hand of the Company.

The accompanying consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity are presented for two periods. The period from January 1 through July 29, 2010 is referred to as the “Predecessor” period as it precedes the Merger, and the period from July 30 through December 31, 2010 and the years ended December 31, 2011 and 2012 are referred to as the “Successor” periods as they are subsequent to the Merger. The Company refers to the operations of Interactive Data Corporation and Subsidiaries, the surviving corporation and the filer of this Form 10-K, for both the Predecessor and Successor periods. The Company applied the acquisition method to the opening balance sheet and results of operations on July 30, 2010 as the Merger was considered completed at the close of business on July 29, 2010. The Merger resulted in a new basis of accounting beginning on July 30, 2010 for the Successor.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of cash deposits held at major financial institutions and money market fund investments. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by type at December 31, 2012 were as follows:

(In thousands)	Estimated Fair Value
Cash	$142,437
Money market funds—cash equivalent	82,160

Total	$224,597

Cash and cash equivalents by type at December 31, 2011 were as follows:

(In thousands)	Estimated Fair Value
Cash	$228,783
Money market funds—cash equivalent	33,369

Total	$262,152

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012, the Company entered into short-term investments with a total value of $23.6 million as of December 31, 2012. These investments include a $9.1 million interest bearing term deposit and $14.5 million in U.S. Treasury Bills. The Company has classified the term deposit as held to maturity as it has an original maturity of one year. Interest on the term deposit is recorded within interest income. The Company has classified the U.S. Treasury Bills as available-for-sale as they have original maturities of greater than 90 days, and any changes in value are being recorded in accumulated other comprehensive income until realized. Both of these investments are recorded in Short-term investments on the Company’s Consolidated Balance Sheet at December 31, 2012.

Fair Value of Financial Instruments

Refer to the discussion in Note 16, “Fair Value Measurements” below for further discussion surrounding the fair value of the Company’s financial instruments.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and other short-term investments. The carrying amounts of cash deposits, short-term investments, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of December 31, 2012 and 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s Senior Secured Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair value based on market based information available from public sources. Refer to Note 16 “Fair Value Measurements”, Note 17 “Derivatives” and Note 18 “Debt” below for further discussion.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of the Company’s businesses collect fees for installation/set-up services which, if deemed a separate deliverable with standalone value, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services that do not meet the criteria for separation, is recognized ratably either over the contractual term or the expected customer relationship life. Revenue for professional services is recognized as the services are provided. Revenue for hardware is recognized when installation is complete and the related services go-live.

Some contracts include multiple elements for which the Company determines whether the various elements meet the applicable criteria to be accounted for as separate elements and makes estimates regarding the relative fair values. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that the Company’s obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria to do so.

The Company also evaluates all contracts in order to determine appropriate gross versus net revenue reporting.

Deferred revenue represents contractual billings in excess of revenue recognized. The Company records revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses. Credit losses, in the aggregate, for all periods reported did not exceed management’s previously established estimates. At December 31, 2012, management believes that the Company had no significant concentrations of credit risk. The Company maintains an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

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

The cumulative amount of net undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $298.0 million and $276.0 million at December 31, 2012 and 2011, respectively. It is not practical to quantify the deferred tax liability associated with permanently reinvested earnings.

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. The Company utilizes a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the fair value of the units. The Company estimates the fair value of its reporting units through internal analyses and valuation, utilizing an income approach based on the present value of future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

Capitalized Development Costs

The Company capitalizes qualifying costs incurred as part of the development of internal-use software. Internal-use software projects have the following characteristics: the software is internally developed, acquired, or modified solely to meet the entity’s internal needs and during the development or modification of the software, there is no substantive plan or expectation that the software will be marketed externally. Qualifying costs which are capitalized are incurred during the application development stage. The development stage is when the Company is designing the software configuration and interfaces, coding, installing the software, and performing testing of the software. Qualifying costs that were capitalized during the fiscal year ended December 31, 2012 primarily consisted of personnel related expenses for employees working on the software development, coding, and testing. Costs incurred during the preliminary project stage (prior to any actual designing of the software) and in the post-implementation/operation stage (after the software has been initially implemented) are expensed as incurred. Capitalized development costs are amortized on a straight-line basis over the useful life of the software, which is generally 3 to 5 years with certain exceptions where projects have estimated useful lives in excess of this range.

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

Stock-Based Compensation

The Company recognizes all employee stock-based compensation, including grants of stock options, in the financial statements based on their fair values at the grant date. Expense associated with stock-based awards that

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

have service-based vesting provisions are recognized on a straight-line basis over the requisite service period, which typically coincides with the vesting period of the grant. Expense associated with awards that have performance based vesting provisions are recognized when the performance objective is considered probable. Refer to Note 8 “Stock-based Compensation” below for further discussion.

Derivative Financial Instruments

The Company is exposed to certain risks arising from its business operations as well as general economic conditions. The Company manages some of its exposure to interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are currently recorded in the Other assets caption in the Consolidated Balance Sheets. The Company currently has only entered into cash flow hedges. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Other income (expense) line in the Consolidated Statements of Operations during the period of the change. Refer to Note 17 “Derivatives” below for further discussion.

2. New Accounting Pronouncements

Fair Value Measurements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), regarding Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. ASU 2011-04 establishes common fair value measurement and disclosure requirements under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), and provides clarification of the FASB’s intent on the application of existing fair value measurement requirements and changes in some principles or requirements for measuring fair value or disclosing information related to fair value measurement. ASU 2011-04 became effective for the Company January 1, 2012. Adopting the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), regarding ASC Topic 220 “Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts such as in cases where a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public filers, ASU 2013-02 is effective for periods beginning after December 15, 2012, with early adoption permitted. The Company does not believe that adopting the provisions of ASU 2013-02 will have a material impact on its financial position, results of operations or cash flows.

3. Merger

As discussed in Note 1, the Company completed the Merger on July 29, 2010. In connection with the Merger, the Company’s former stockholders received $33.86 cash for each share of common stock they owned. Furthermore, the holders of options to purchase common stock of the Company received a cash payment equal to the excess of $33.86 per share over the original exercise price of the option award. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. The purchase price was funded by: (1) equity financing provided or secured by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors; (2) financing provided by the Senior Secured Credit Facilities; (3) proceeds from the new issuance of the Senior Notes due 2018 (which are discussed in Note 18, “Debt” below); and (4) from cash on hand of the Company.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The above current working capital balances were recorded at fair value as of the Merger date, with the exception of other liabilities that were adjusted in purchase accounting to eliminate deferred rent, approximated their respective carrying values as of the Merger date. The property and equipment balance of $111.2 million includes an increase of approximately $12.2 million to historical carrying amounts necessary to present the property and equipment at fair value at Merger date and a reduction of approximately $27.0 million relating to completed capitalized development, that for purchase accounting purposes is now reflected in the Company’s completed technology intangible asset at fair value.

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

(1)

On December 1, 2010, as a result of development initiatives that commenced subsequent to the Merger, the Company determined that certain completed technologies valued at approximately $147.7 million would

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

have shorter useful lives than originally estimated. The change in estimate resulted in approximately $3.8 million of additional amortization expense in the Successor period from July 30, 2010 through December 31, 2010. The completed technologies were being amortized over a remaining useful life of 19 months from December 1, 2010. In August 2011, the Company determined that, as a result of development efforts completed to date and a review of initiatives to be completed, the completed technologies were now expected to have a useful life that would extend for 18 months beyond June 30, 2012. See Note 6, “Intangible Assets and Goodwill”, below for further information related to the extension of useful lives related to these completed technologies.
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

Estimated deferred tax liabilities of approximately $699.9 million were recorded related to the purchase price allocation.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million and compensation associated with retention awards for certain employees and signing bonuses for newly hired executives, of $14.3 million, each of which is described further below and are classified as “Merger Costs” on the Company’s statement of operations.

The Company expensed total transaction costs (“Transaction Costs”) of $105.7 million, consisting of transaction, legal, accounting, valuation and tax advisor fees in connection with the Merger during the year ending December 31, 2010. Of this amount, $55.6 million was reflected on the Company’s Successor consolidated statement of operations for the period from July 30, 2010 through December 31, 2010, and approximately $50.1 million was reflected on the Company’s Predecessor statement of operations for the period from January 1, 2010 through July 29, 2010, prior to consideration of the amount capitalized as part of debt issuance costs. The Company had completed payment of all Transaction Costs by the completion of the fiscal year ended December 31, 2011.

The Company performed a formal study of the Transaction Costs to provide a reasonable allocation of those costs between the business combination and debt financing costs concluding that $26.1 million of the Transaction Costs were related to debt financing costs. These debt financing costs, including commitment fees, as well as other issuance costs paid to the underwriters of $50.6 million were capitalized in the Successor consolidated financial statements and included in Deferred Financing Costs on the Consolidated Balance Sheet as of December 31, 2010. The total deferred financing costs of $76.6 million are being amortized from the Merger date over the remaining term of the debt instruments. Refer to Footnote 18, “Debt” below for further discussion of debt financing costs. All amortization related to the capitalized debt financing costs will be recorded to interest expense in the consolidated statement of operations for financial reporting purposes.

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

Cash and Marketable Securities

In connection with the consummation of the Merger, the Company entered into various inter-company loans with its subsidiaries domiciled in foreign jurisdictions for the purpose of repatriating cash totaling approximately $81.0 million to the U.S. and the U.K. This remitted cash, along with other cash holdings of the Company were used to satisfy certain Merger related obligations.

Shareholders Agreement

The Sponsors and certain other investors entered into a shareholders agreement (the “Shareholders Agreement”). The Shareholders Agreement, among other things, contains agreements among the parties with

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Pension Cessation

As discussed in Note 12 “Retirement Plans”, in connection with the conditions of the Merger, the Company was required to make initial payments of $3.2 million and £53.0 million (or approximately $82.7 million) to settle obligations due under the defined benefit plans in the U.S. and U.K., respectively. The payment was based on an interim pension plan valuation and was treated as a component of purchase price. In accordance with the terms of the Merger, a supplemental payment of £14.7 million (or $23.1 million at the currency exchange rate at the transaction date) was made by Pearson to PGPP Trustee on the Company’s behalf in December 2010. This supplemental payment, which represented a final top-off funding payment, was based on the final defined benefit valuation. This supplemental payment was also legally structured to provide the Company a tax benefit of £4.1 million (or $6.5 million at the currency exchange rate at the transaction date), however was not determinable or probable at the Merger date and was treated as a modification to the Company’s purchase price allocation and accordingly, was reflected as an increase to goodwill. This transaction did not result in any additional funding requirements or additional pension expense by the Company subsequent to the Merger date.

Transition Services Agreement (“TSA”) with Pearson

Prior to the Merger, the Company received certain services from Pearson, plc and its subsidiaries and affiliates (“Pearson”) and provided certain services to Pearson as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010. Effective with the Merger, the Company entered into a transition services agreement with Pearson to provide certain services for the employee health benefit plans in the U.S. and the U.K. and the use of accounting systems for certain of the subsidiaries of the Company, primarily in the U.K. In addition, the Company provided Pearson with certain financial data services. The term for these services ranges from three months to three years. The estimated net cost to the Company over the life of this agreement is expected to be immaterial.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Consolidated Statement of Income reflects the consolidated results of operations of the Company as if the merger took place on January 1, 2010. The historical information has been adjusted to give effects to events that are (1) directly attributable to the merger, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include interest expense related to the debt issued in conjunction with the merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited	For the Year Ended December 31, 2010
REVENUE	$797,401
COST AND EXPENSES
Cost of services	269,181
Selling, general & administrative	268,675
Merger costs	119,992
Depreciation	40,049
Amortization	178,852

Total costs and expenses	876,749
LOSS FROM OPERATIONS	(79,348)
Interest expense	(183,633)
Other income, net	570

LOSS BEFORE INCOME TAXES	(262,411)
Income tax benefit	(55,093)

NET LOSS	$(207,318)

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

The acquisition was accounted for as a business combination and the purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from three to ten years. The weighted average amortization period in total is 8.9 years. The weighted average amortization period by major asset class is: customer list 10.0 years; trademark 3.0 years; and software/technology 5.0 years. In connection with the acquisition, the Company recorded $26.6 million of tax deductible goodwill. The goodwill recognized was attributable primarily to the expected significant growth opportunities 7ticks is providing the Company as it increases penetration in the electronic trading sector; one of the Company’s continuing long-term strategic priorities. In addition to marketing the 7ticks services, the Company is using 7ticks’ network infrastructure technology to further reduce delays, or latency, in its consolidated data feed services.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The sellers were entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a three-year period spanning from January 15, 2010 through December 31, 2012. This consideration was based on contribution of net revenue by the 7ticks business to the Company.

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

In the event that, during any Earn-Out period, actual contribution of net revenue exceeds the maximum net revenue contribution amount set forth above for such Earn-Out period, the Seller shall be entitled to receive from the Company, an additional Earn-Out amount calculated based on 15% of the excess revenue above the maximum net revenue contribution amount. For purposes of this calculation, the maximum excess revenue amount in each year is limited to $50.0 million. Under no circumstances shall the Company be liable to make Earn-Out payments in excess of $21.3 million in the aggregate. The estimated fair value of the Earn-Out was determined to be $8.5 million at the acquisition date and was initially recorded in Other Liabilities on the Consolidated Balance Sheet of the Predecessor. The actual contingent consideration earned for the 2012, 2011 and 2010 Earn-Out Periods was $4.7 million, $4.8 million and $1.9 million, respectively, and is included on the Consolidated Balance Sheets at December 31, 2012, 2011 and 2010 within current liabilities. The amount earned for the 2012 Earn-Out period will be paid during the first half of 2013 and the amount earned for the 2011 Earn-Out period was paid in the second quarter of 2012.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Including the total amounts paid or expected to be paid under the Earn-Out provisions, the total payment for 7ticks is approximately $33.4 million.

5. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2012	2011
Computer, office and communication equipment	3-5 years	$87,045	$69,271
Leasehold improvements	Life of lease	48,276	43,666
Furniture and fixtures	5-10 years	19,231	15,325
Purchased and capitalized software	3-5 years	60,091	38,696

		214,643	166,958
Less accumulated depreciation (a)		(71,723)	(44,669)

		$142,920	$122,289

(a)	Amortization of assets under capital leases is included in depreciation expense.

In connection with the purchase price allocations relating to the Merger, the Company increased the carrying value of property and equipment by $12.2 million. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the years ended December 31, 2012 and 2011, and the period from July 30 through December 31, 2010, the Company recorded additional depreciation expense of $2.7 million, $2.9, million and $1.2 million, respectively, associated with this increase in carrying value.

For the years ended December 31, 2012 and 2011 and the period from July 30 through December 31, 2010 (Successor periods) and for the period from January 1 through July 29, 2010 (Predecessor period), the Company capitalized $24.6 million, $15.7 million, $6.6 million, and $6.1 million, respectively, related to internal-use and other software development costs and recorded depreciation expense related to development projects that have been placed in service of $5.5 million, $6.3 million, $5.3 million, and $1.8 million for the respective years and periods. The remaining book value of the software developed for internal use was $39.6 million and $21.0 million as of December 31, 2012 and 2011, respectively. In addition, in connection with the Merger, the Company retired the carrying value of property and equipment by approximately $27.0 million relating to completed capitalized development, which for purchase accounting purposes is currently reflected in completed technology intangible at fair value. This retirement resulted in a reduction of depreciation expense of $3.3 million in the Successor period ended December 31, 2010.

For the year ended December 31, 2012, the Company wrote off $2.0 million of property and equipment destroyed as a result of storm damage that occurred during a hurricane that impacted the U.S. Eastern Seaboard in October 2012 and $0.4 million related to an internal-use software project at the Pricing and Reference Data segment that the Company determined would not produce the future cash flow necessary to recover its carrying value. These losses are included within Selling, general and administrative costs in the Consolidated Statement of Operations.

In the fourth quarter of 2012, the Company adjusted the useful lives of certain information technology assets with a cost basis of approximately $10.9 million, to reflect shorter useful lives resulting from a review of information technology initiatives in process at the Company. This change in accounting estimate resulted in accelerated depreciation on these assets from October 1, 2012 through the end of their useful lives determined to be December 31, 2013. The change in estimate increased depreciation expense for the year ended December 31, 2012 by approximately $0.8 million.

The Company records depreciation over the useful lives of assets using the straight-line method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the year ended December 31, 2012, the Company capitalized interest of $1.6 million related to two long-term capital projects.

6. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	December 31, 2012			December 31, 2011
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology (1)	3.6 years	$193,146	$(148,955)	$44,191	$191,701	$(103,803)	$87,898
Customer lists	23.8 years	1,570,493	(174,712)	1,395,781	1,561,081	(102,780)	1,458,301
Definite-lived trademarks	7.1 years	1,500	(761)	739	1,500	(558)	942
Data/databases	5.0 years	110,193	(53,260)	56,933	109,535	(31,035)	78,500
Exchange relationships	25.0 years	16,944	(1,638)	15,306	16,781	(951)	15,830

		1,892,276	(379,326)	1,512,950	1,880,598	(239,127)	1,641,471

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	177,702	—	177,702	176,646	—	176,646

Total		$2,069,978	$(379,326)	$1,690,652	$2,057,244	$(239,127)	$1,818,117

(1)	In August 2011, the Company determined that as a result of development efforts completed to date and a review of technology development initiatives still to be completed, certain completed technologies which were valued at $147.7 million as of December 31, 2011 and which had an initial remaining useful life through June 30, 2012 are now expected to have a useful life that will extend for 18 months beyond June 30, 2012. This change in accounting estimate was accounted for during the third quarter of 2011 and the impact of extending the lives of the completed technologies resulted in an increase in Income from Operation of approximately $18.6 million from the date of the change through December 31, 2011 due to decreased amortization expense being recorded. Additionally, the change in accounting estimate had an approximate $7.0 million favorable impact on the Company’s Net Loss for the year ended December 31, 2011. Finally, the extension of the useful lives resulted in the weighted average amortization period for completed technologies increasing to 3.6 years from 2.5 years.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For year ending 12/31/13	$126,710
For year ending 12/31/14	96,245
For year ending 12/31/15	83,431
For year ending 12/31/16	67,091
For year ending 12/31/17	66,760
For years thereafter	1,072,713

Total	$1,512,950

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ended December 31, 2012 by reportable segment are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total
Balance as of December 31, 2010	$1,522,705	$115,563	$1,638,268

Impact of change in foreign exchange rates (a)	(1,046)	(1,254)	(2,300)
Merger related purchase price adjustment (b)	2,903	(1,745)	1,158

Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126

Impact of change in foreign exchange rates (a)	7,051	1,172	8,223
Merger related purchase price adjustment (c)	(4,580)	(228)	(4,808)

Balance as of December 31, 2012	$1,527,033	$113,508	$1,640,541

(a)	Foreign currency translation adjustments resulted in an increase of $8.2 million in the year ending December 31, 2012 and a decrease of $2.3 million in the year ended December 31, 2011, and primarily reflect the continued volatility of the U.S. Dollar against the British Pound and the Euro.
(b)	In the year ended December 31, 2011, the Company recorded provision to return adjustments related to the Predecessor.
(c)	In the year ended December 31, 2012, the Company recorded unbilled receivable adjustments related to the Predecessor.

7. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2012	2011
Bonus	$14,331	$24,040
Employee related costs	20,357	20,577
Sales commissions	2,346	3,843
Professional services	5,938	5,829
Property costs	4,253	3,825
Third party commissions	5,047	4,225
Sales taxes	542	408
Data and communication charges	24,367	17,483
Contingent consideration (earn-out) related to 7ticks acquisition	4,671	4,797
Other	5,495	4,187

	$87,347	$89,214

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation Expense and Valuation Assumptions

Stock-based compensation expense measures the cost of employee services received in exchange for equity awards based on the fair value of the award as of the grant date and was based on the value of the portion of stock-based payment awards that were ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the Consolidated Statement of Operations for the period from January 1, 2010 through July 29, 2010 reflects estimated forfeitures at the time of grant that were revised as necessary, in subsequent periods if actual forfeitures differed from those estimates. The Company estimated forfeiture rates based on the Company’s historical forfeitures of stock options. The Company recognized stock-based compensation expense as follows (in thousands):

Period from January 1 through July 29, 2010
Cost of services	$7,894
Selling, general and administrative	16,091

Stock-based compensation expense before income taxes	$23,985
Income tax benefit	2,500

Stock-based compensation expense after income taxes	$21,485

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assumptions and Fair Values

No stock options were granted during the period from January 1, 2010 through July 29, 2010.

The fair value of stock issued under the 2001 ESPP was estimated as of the beginning date of the offering period using a Black-Scholes model with the following assumptions:

For the period from January 1, 2010 through July 29, 2010
Risk free interest rate	0.2%
Expected term (in years)	0.5
Weighted average expected volatility	23.8%
Expected dividend yield	3.3%

The weighted average grant-date fair value of stock issued under the 2001 ESPP for the period from January 1, 2010 through July 29, 2010 was $6.00.

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

The aggregate intrinsic value of stock options exercised during the period from January 1, 2010 through July 29, 2010 was $19.2 million, determined as of the date of exercise. Exercise of options and issuances of shares under the 2000 LTIP and the 2001 ESPP during the period from January 1, 2010 through July 29, 2010 resulted in cash receipts of $28.4 million. The Company recognized a tax benefit of $26.0 million for the period from January 1, 2010 to July 29, 2010, related to the exercise of stock options and issuance of ESPP shares, which has been recorded as an increase to additional paid-in-capital.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

All stock options granted to date are subject to either time-based vesting, performance-based vesting, market-based vesting or a combination thereof. The time-based options vest over a five year period. The vesting of performance and marketbased options are based on the return received (or deemed received) by the Sponsors on their initial equity investment in Holdings upon the occurrence of certain events, including a change in control of Holdings. Shares of Holdings Common Stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

The employees that have received option grants in the Successor period through December 31, 2012 are employees of the Company and given that the Company is a wholly owned and controlled subsidiary of Holdings, the compensation expense will be recognized over the determined service period in the Company’s Consolidated Statement of Operations.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

Subsequent to the Merger, certain executives purchased or were granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share; 34.5 million shares were purchased in the Successor period ended December 31, 2010. These shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to repurchase the shares from the employees at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds Holdings received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million have been recorded in Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2012, and 2011. Furthermore, due to these repurchase features, 34.5 million of these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The repurchase rights lapse on a change in control or public offering of Holdings Common Stock, at which point compensation expense associated with these awards, will be recognized.

An additional 2.4 million shares were purchased in the year ended December 31, 2011 which give those executives contingent put rights which would require the Company to repurchase the shares at fair value in the event the executive is terminated without cause or resigns for reasons considered acceptable in the share purchase agreement. The accounting for these contingent repurchase rights requires that the proceeds from these share purchases be presented outside of stockholder’s equity, accordingly the Company has recorded the proceeds from these purchases within Other Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2012, and 2011.

Stock-based Compensation Expense and Valuation Assumptions

For the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011	Period from July 30, 2010 to December 31, 2010
Cost of services	$2,102	$2,033	$—
Selling, general and administrative	15,511	2,196	111

Stock-based compensation expense before income taxes	$17,613	$4,229	$111
Income tax benefit	2,685	1,612	46

Stock-based compensation expense after income taxes	$14,928	$2,617	$65

(a)	During the year ended December 31, 2012, total stock compensation expense before income taxes was $18.4 million prior to the capitalization of $0.8 million as part of ongoing development initiatives.

During the year ended December 31, 2012, there were no excess tax benefits related to the exercise of stock options. There were no excess tax benefits realized during the year ended December 31, 2011 as no stock-related activity that would result in an excess benefit occurred.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options with performance- or market-based vesting conditions generally become exercisable based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with market based and performance based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices for awards with market based conditions.

For stock options with performance- or market-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved and, in the case of a market condition, considers a derived service period when determining expected term. For awards with service-based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering of Holdings Common Stock.

As the Holdings Common Stock is not traded on any public market, the Company reviews the unlevered historical and implied volatility of peer companies within its industry and utilizes the resulting implied volatility, adjusted for the Company’s debt structure, to calculate the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury Security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on the Company’s judgment with input from the Holdings Board of Directors.

For share based awards granted in the period from January 1, 2011 through August 31, 2011 and the period from July 30, 2010 through December 31, 2010, the value of Holdings Common Stock used in determining the compensation expense related to such awards was $1.00 per share based on the Board of Directors’ estimate of the fair value. The Board of Directors’ estimate was consistent with the fair value determinations for the Successor period ended December 31, 2010 and was corroborated by an independent valuation analysis performed concurrently with the annual goodwill impairment test performed in the fourth quarter of 2010.

For share-based awards granted during the three-month periods ended March 31, 2012 and June 30, 2012, the Board of Directors of the Company valued Holdings Common Stock at $1.15 and $1.18 per share, respectively. There were no share-based awards granted during the three-month period ended September 30, 2012. These share prices were based on the results of a valuation analysis performed as of December 31, 2011 and April 30, 2012, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards. A similar valuation process was undertaken as of August 31, 2012 that returned a per share value of Holdings Common Stock of $1.19 which the Board of Directors of the Company applied to grants made subsequent to the valuation date.

The last grant during the year ended December 31, 2012 occurred on October 1, 2012 and there were no indicators present at that date, or any time leading up to that date, that suggested that the fair market value (“FMV”) of $1.19 per share was not reasonable upon grant of the options.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1 million shares, and 0% for executives who received grants in excess of 1 million shares, to all unvested options as of December 31, 2012. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No expense was recognized during the years ended December 31, 2012 or 2011 or for the Successor period in 2010, for options with market-based and performance-based vesting features, except as noted below related to the Holdings 2012 Recapitalization. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

Furthermore, certain executive options are subject to call rights exercisable by Holdings which allow Holdings to call any shares exercised under these option awards at the lower of exercise price or fair value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering of Holdings Common Stock.

The fair value of stock options granted to date under the Plan was estimated as of the date of grant using the Black-Scholes model for service based options or Monte Carlo simulation model for awards with performance and market based conditions, with the following assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 30, 2010 to December 31, 2010
Risk free interest rate	1.0%	2.5%	0.1% to 3.0%
Weighted average expected volatility	80.4%	79.7%	32.0% to 100.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.9	6.2	6.8
Weighted average fair value of underlying Holdings shares	$1.17	$1.01	$1.00

The weighted average grant-date fair value of options granted under the Plan for the year ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010 was $0.58, $0.56 and $0.56, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo simulation models used for each performance- and market-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering of Holdings Common Stock for awards which vest based on service conditions.

Holdings 2012 Recapitalization

In December 2012, Holdings conducted a recapitalization transaction that resulted in the holders of Holdings Common Stock and certain holders of Holdings stock options, due to certain terms included in the Plan, receiving a dividend and/or cash distribution payment equal to approximately $0.3095 per share/option. Holders of Holdings Common Stock and holders of Holdings stock options with service-based vesting conditions received a cash dividend (in the case of Common Stockholders) and a cash distribution payment (in the case of option holders). Holders of Holdings stock options with performance-based vesting conditions, market-based vesting conditions, or a combination thereof, received a reduction in the strike price of their options equal to $0.30 per share, other than performance-based options held by the Chief Executive Officer, which received a reduction in strike price equal to $0.20 per share. The total calculated dividend payment from Holdings to the Common Stockholders was $423.0 million, which was paid on December 19, 2012, and the total cash distribution to option holders was calculated as $16.0 million, of which $6.5 million was paid in December 2012 and $9.5 million will be paid as the options vest. Under professional accounting literature, this transaction resulted in a modification of all of Holdings outstanding stock options. Based on this modification treatment,

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Holdings revalued its Common Stock on December 19, 2012, to derive the FMV of Holdings Common Stock immediately preceding the dividend transaction and immediately after its consummation. The resulting pre—and post-dividend values were $1.25 and $1.00 per share, respectively. These share prices were then used to similarly revalue all of the outstanding Holdings stock options on December 19, 2012 pre- and post-dividend. Options with service-based vesting conditions were valued using a Black-Scholes option-pricing model and options with performance-based vesting conditions, market-based vesting conditions, or a combination thereof were valued using a Monte Carlo simulation model.

The following are the assumptions used to value the options using both the Black-Scholes model and the Monte Carlo simulation model:

	Pre-Dividend	Post Dividend
Risk free interest rate	1.0%	1.0%
Weighted average expected volatility	83.0%	83.0%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	4.7	4.8
Weighted average fair value of underlying Holdings shares	$1.25	$1.00

The valuation of the Holdings stock options resulted in reductions from the pre-dividend values to the post-dividend values ranging from $0.18 to $0.21 per share for options with service-based vesting conditions and $0.05 to $0.10 per share for options with performance-based vesting conditions. As the fair value of options with service-based vesting conditions generally declined in all cases as a result of the modification, and these options are deemed probable of vesting, the stock compensation expense calculated at the grant date, as documented above, will continue to be recognized over the vesting period as disclosed. Conversely, although the fair value of options with performance-based vesting conditions also declined in all cases as a result of the modification, these options were not deemed probable of vesting before or after the modification and therefore the unrecognized stock compensation expense related to these options will be recalculated using the new fair values resulting from the modification. In addition, for the options with service-based vesting conditions, holders incurred additional stock-based compensation expense, equal to the per share value of the cash distribution less any loss of option value. This totaled approximately $10.0 million, of which $3.5 million related to options that were vested as of December 19, 2012 and is included in the Company’s consolidated results of operations for the year ended December 31, 2012. The remaining $6.5 million will be recognized ratably as these options continue to vest and the cash distributions are made by Holdings. The portion of the cash distribution payment which represents the loss of option value (ranging from $0.18 to $0.21 per share) totaled approximately $6.0 million and was recognized as a reduction in capital, of which $3.0 million related to options that were vested as of December 19, 2012 and is included in the Company’s consolidated financial statements for the year ended December 31, 2012. An additional $3.0 million will be recognized as a reduction in capital ratably as these options vest and the cash distributions are made. As holders of Holdings stock options with performance-based vesting conditions received no consideration, no additional stock-based compensation expense was recognized related to these awards.

The receipt of cash dividends by certain holders of the 34.5 million shares of Holdings Common Stock accounted for as early exercise of stock options resulted in approximately $10.7 million of additional stock-based compensation to the Company in the year ending December 31, 2012. No stock-based compensation expense has previously been recognized related to these awards as the vesting conditions that would trigger recognition of expense, a change in control or public offering of Holdings Common Stock, is not deemed probable at the date of the dividend or at December 31, 2012; therefore, the entire value of the dividend received by the holders of these shares is deemed to benefit the holder and result in stock-based compensation expense to the Company.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the year ended December 31, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at December 31, 2011	126,578	$1.00
Granted	4,700	1.17
Exercised	(788)	(1.00)
Forfeited	(2,653)	(1.00)
Expired	—	—

Outstanding at December 31, 2012	127,837	$0.82	7.9	$—

Vested and unvested expected to vest at December 31, 2012	125,044	$0.82	7.9	$—
Exercisable at December 31, 2012	15,131	$1.00	8.0	$—

A summary of the status and activity for restricted stock units for the year ended December 31, 2012 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at December 31, 2011	36,850	$0.66
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at December 31, 2012	36,850	$0.66	N/A	—

The value of our restricted stock was determined using methods similar to those used for options.

Total unrecognized compensation expense related to stock based awards at December 31, 2012 is $78.8 million comprised of unrecognized compensation expense, net of forfeitures, related to Holdings’ non-vested employee stock option plan of $47.0 million, of which $11.8 million relates to awards which become exercisable based on service based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 3.0 years and $35.2 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Holdings common stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. Of the remaining $31.8 million of unrecognized compensation expense, $25.3 million relates to the Successor’s restricted stock units and $6.5 million related to unpaid cash distributions on unvested options resulting from the Holdings 2012 recapitalization transaction discussed above. Compensation expense for

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor’s restricted stock units will be recognized upon a change in control or public offering of Holdings Common Stock, and compensation expense related to the Holdings 2012 recapitalization transaction will be recognized as the associated options vest.

9. Stockholders’ Equity

Predecessor

In connection with the Merger, the Company’s former stockholders received $33.86 in cash for each share of common stock they owned. The aggregate purchase price paid for all of the equity securities of the Company was approximately $3.4 billion. Refer to Note 3 “Merger” above for further discussion.

In March 2010, the Board of Directors authorized the retirement of all treasury shares. Accordingly, 10.5 million treasury shares were retired and returned to authorized and unissued common stock in March 2010. The Company had used the Cost method to record its treasury share purchases to date. The total cost of these shares as of the retirement date was $221.3 million, of which $92.3 million was included in the consolidated results of operations of the Predecessor.

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

Successor

In connection with the Merger, the Company received a net equity contribution from the parent company of $1.3 billion. Refer to Note 3 “Merger” and Note 8 “Stock-Based Compensation” above for further discussion. As of December 31, 2012 and 2011, 10 shares of the Company’s common stock were issued and outstanding to Intermediate at $.01 par value.

When shares of Holdings are issued and cash proceeds are remitted to the Company, the number of shares of the Company’s stock outstanding does not change and the proceeds are treated as a capital contribution for accounting purposes.

In December 2012, the Company paid a dividend of $100.0 million to Intermediate, which in turn paid a dividend of $100.0 million to Holdings. Prior to this dividend, Holdings issued $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture dated as of December 18, 2012 (the “Toggle Notes Indenture”). Holdings used this dividend as well as the net proceeds of $339.0 million from this debt issuance to fund both a cash dividend to its stockholders and related cash distributions to its option holders. The Company’s cash dividend to Intermediate was accounted for in the Consolidated Financial Statements as a return of capital. The Company will make dividends, within the confines of the covenants included in the Company’s debt agreements, to Holdings on an ongoing basis to service the Toggle Notes. For further information on the Toggle notes, refer to Note 18 “Debt” below.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Holdings recapitalization and associated dividend to shareholders and cash distribution to option holders also resulted in additional stock-compensation expense being recorded by the Company in the fourth fiscal quarter of the year ended December 31, 2012. For further information on the stock based compensation impacts of the Holdings recapitalization transaction, refer to Note 8 “Stock-Based Compensation” above.

10. Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses.

Future contractual commitments and obligations, as of December 31, 2012, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt (Note 18)	$2,002,882	$20,258	$1,512	$26,900	$1,954,212
Operating Lease Obligations	147,525	21,754	42,259	27,143	56,369
Purchase Obligations	33,252	33,252	—	—	—
Fixed Rate Interest Obligations	401,200	71,750	143,500	143,700	42,250
Interest Rate Cap Premium Installments (Note 17)	2,909	1,662	1,247	—	—

Total	$2,587,768	$148,676	$188,518	$197,743	$2,052,831

The Company expects to satisfy its lease and other contractual obligations from cash on hand existing cash flows. Key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2013. The Company believes that were it to be unable to renew any of the leases that are due to expire in 2013, suitable replacement properties are available on commercially reasonable terms.

Rental expense was $20.9 million for the year ended December 31, 2012, $23.7 million for the year ended December 31, 2011, $10.7 million for the period July 30, 2010 through December 31, 2010, and $13.0 million for the period January 1, 2010 through July 29, 2010. The Company records rent expense for leases with escalating payment terms or free-rent periods on a straight-line basis. The difference between the straight-line expense and cash payments resulted in a deferred-rent liability. This deferred-rent liability was $13.9 million and $10.8 million as of December 31, 2012 and 2011, respectively.

Purchase Obligations include the Company’s estimate of the minimum outstanding obligations under agreements to purchase goods or services that the Company believes are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

Long Term Debt Obligations in the above table include the Company’s obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018, including outstanding letters of credit. Fixed Rate Interest Obligations in the table above include the Company’s interest obligations under the Senior Notes due 2018 which are stated at fixed interest rate of 10.25%. The Company also has variable interest rate obligations under the

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities which are not included in the table above. Outstanding letters of credit totaled $4.5 million at December 31, 2012. Excluded from the above table are any payments related to the Holdings Toggle Notes, as that debt is not the Company’s obligation. Although the Company is not a party in the Toggle Notes indenture, withstanding any limitations placed upon the Company’s under its covenants, the Company will provide Holdings, via dividends, the funds required to service the Toggle Notes on at least a semi-annual basis starting with the payment due June 15, 2013. These interest payments are due June 15 and December 15 of each year until maturity and the Company expects to provide Holdings dividends in the amount of $14.4 million for each payment on an ongoing basis.

On February 6, 2013, the Company refinanced its Term Loan Facility. Refer to Note 20 “Subsequent Events” for additional information.

In connection with the provision of services in the ordinary course of business, the Company often makes representations affirming, among other things, that its services do not infringe on the intellectual property rights of others and agrees to indemnify customers against third-party claims for such infringement. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business (including audits underway) to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the amounts shown in the table above, $12.7 million of gross unrecognized tax benefits have been recorded in income taxes, as the Company is uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company also recorded income taxes payable of $1.0 million for potential gross interest and penalties at December 31, 2012, not included in the table above.

11. Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010
Domestic	$(56,006)	$(117,030)	$(131,400)	$7,977
Foreign	39,155	32,459	6,786	32,511

Total	$(16,851)	$(84,571)	$(124,614)	$40,488

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax (benefit) expense consists of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010
Current:
Federal	$(118)	$1,549	$(14,812)	$20,674
State	130	(1,472)	(6,100)	5,270
Foreign	9,526	9,605	2,146	147

Total current:	$9,538	$9,682	$(18,766)	$26,091
Deferred:
Federal	(13,139)	(42,356)	(8,483)	(9,453)
State	(4,083)	(8,909)	(2,529)	(2,604)
Foreign	(10,184)	(13,672)	(573)	3,980

Total deferred	(27,406)	(64,937)	$(11,585)	$(8,077)

Income tax (benefit) expense	$(17,868)	$(55,255)	$(30,351)	$18,014

The Company has entered into a tax sharing agreement with Holdings. The agreement provides that Holdings file a consolidated federal tax return, and that any determined tax liability/benefit shall be apportioned between Holdings and the Company, as if the Company had filed a return on a stand-alone basis.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred income tax assets (liabilities) in the Consolidated Financial Statements are as follows at December 31 (in thousands):

	Successor 2012	Successor 2011
Current deferred tax assets:
Accrued expenses	$3,431	$3,455
Accounts receivable allowances	1,434	1,739
Retirement benefit plans	6,288	6,535
Net operating loss carry forwards	10,851	29,848
Other current assets	1,552	1,667

Total current deferred assets before valuation allowance	23,556	43,244
Valuation allowance	(160)	(377)

Total current deferred tax assets	23,396	42,867

Current deferred tax liabilities:
Other current liabilities	—	(586)

Total current deferred tax liabilities	—	(586)
Total current deferred tax assets, net of liabilities	23,396	42,281

Long term deferred tax assets:
Deferred stock compensation	3,109	1,657
Deferred compensation	1,117	1,917
Non-compete agreements	1,615	2,632
Net operating loss carry forward	17,268	16,761
Foreign tax credit carry forward	14,158	7,847
Retirement benefit plan	—	6,470
Other long term assets	6,251	6,181

Total long term deferred assets before valuation allowance	43,518	43,465
Valuation allowance	(872)	(648)

Total long term deferred tax assets	42,646	42,817

Long term deferred tax liabilities:
Intangibles assets	(602,895)	(649,353)
Property	(27,906)	(20,461)
Other long term liabilities	(16,167)	(20,093)

Total long term deferred tax liabilities	(646,968)	(689,907)
Total long-term deferred tax liability, net of assets	$(604,322)	$(647,090)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the Company has recorded a deferred tax asset for the U.S. federal net operating loss carryforward of $18.5 million that will be carried forward to 2013 and future years. The current portion of the federal net operating loss is approximately $9.4 million with the remaining $9.1 million classified as long term. The limitation with respect to net operating losses in the U.S. is 20 years and the Company expects to utilize all net operating losses within that period. The Company also recorded a deferred tax asset for various state net operating loss carryforwards of $7.9 million at December 31, 2012. The current portion of these state net operating losses is approximately $1.5 million with the remaining $6.4 million classified as long term. The Company expects to utilize the state net operating losses within the various statutory carryforward periods on a state by state basis. The Company also has various long term foreign net operating losses of $1.7 million which includes a German net operating loss carryforward of $0.5 million (subject to a full valuation allowance) at December 31, 2012. The Company recorded a deferred tax asset for the carryforward of U.S. foreign tax credits of $14.2 million at December 31, 2012 that it expects to utilize within the statutory 10 year carryforward period.

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of (loss) income from operations before income taxes were as follows:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	July 30, 2010 through Dec. 31, 2010	Jan. 1, 2010 through July 29, 2010
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	(15.5)	(7.1)	(4.3)	4.3
Foreign income taxes	(35.7)	(7.8)	0.6	(12.7)
Income tax reserve	3.3	2.1	(1.4)	0.7
Transaction costs	—	—	16.3	18.7
Rate change	(36.0)	(8.4)	—	—
Return to provision adjustments, net	(11.4)	(7.7)	—	—
Holdings recapitalization	22.3	—	—	—
Other	2.0	(1.4)	(0.6)	(1.5)

Effective tax rate	(106.0)%	(65.3)%	(24.4)%	44.5%

The Company’s 2012 effective tax rate primarily differs from the statutory rate due to a reduction of the U.K. statutory tax rate enacted in July 2012 by Her Majesty’s Revenue and Customs (“HMRC”), a benefit associated with income generated in lower tax jurisdictions, the additional benefits associated with state taxes, and benefits resulting from tax provision to tax return adjustments with respect to the filing of prior year’s returns, offset by non-tax deductible payments made to certain shareholders as part of the Holdings recapitalization. The Company has not recorded a benefit for the Research and Development Credit in the 2012 tax provision calculation. The American Taxpayer Relief Act of 2012 (“ATRA”) which extended the Research and Development Credit was not enacted until January 3, 2013; therefore, the benefit for the Research and Development Credit will be recorded as a discrete item in the first quarter of 2013. If the Company had recorded a benefit for the 2012 Research and Development Credit, the rate after discrete items would have increased to a benefit of 113.3%. There were no other changes in the ATRA of 2012 that materially impacted the Company in the year ended December 31, 2012.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has an income tax receivable balance of $6.2 million at December 31, 2012. This balance is comprised of a U.S. tax receivable of $5.9 million related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Consolidated Balance Sheet at December 31, 2012.

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. The cumulative amount of net undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $298.0 million at December 31, 2012. Quantification of the deferred tax liability associated with permanently invested earnings is not practicable.

Unrecognized Tax Benefits

During 2012, the Company’s balance of gross unrecognized tax benefits decreased by $1.0 million and $0.6 million upon release of reserves and settlements, respectively, related to various foreign and state tax audits, and decreased $0.3 million upon the lapse of the statute of limitations in various tax jurisdictions. These decreases were offset by increases of $0.9 million and $0.4 million for current year and prior years’ build, respectively, for tax uncertainties. As of December 31, 2012, the Company had approximately $11.6 million of net uncertain tax positions which would affect our effective tax rate if recognized ($12.7 million on a gross basis). The Company believes that it is reasonably possible that approximately $0.3 million of its currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The following table summarizes activity for Gross Unrecognized Tax Benefits for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	July 30, 2010 through December 31, 2010	January 1, 2010 through July 29, 2010
Balance at beginning of period	$13,237	$12,122	$13,720	$11,912
Additions based on tax positions related to the current year	910	1,571	1,229	1,866
Additions for tax positions of prior years	380	2,047	2,243	(58)
Expiration of statutes	(284)	(1,136)	(1,412)	—
Reductions for tax positions for prior years	(988)	(1,130)	(2,970)	—
Settlements	(576)	(237)	(688)	—

Balance at end of period	$12,679	$13,237	$12,122	$13,720

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.1 million, $0.3 million and $0.5 million were provided in income tax expense for uncertain tax positions for the years ended December 31, 2012, 2011 and 2010, respectively. Gross reserves for interest and penalties of $1.0 million have been provided at December 31, 2012 and 2011.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2011 for significant states.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Retirement Plans

Defined Contribution Plans

Predecessor Pearson, Inc. Savings and Investment Plan

The Company’s U.S. employees were eligible to participate in a Pearson subsidiary’s U.S. 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allowed all employees to make contributions of a specified percentage of their compensation. The Company matched up to 4.5% of the employee’s eligible pay if the employee contributed at least 6.0% of his or her eligible pay, subject to statutory limits. The 401(k) Plan additionally allowed certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participated in the Pearson 401(k) Excess Plan. This plan allowed those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for this plan was the same as the Pearson 401(k) plan. Contributions made by the Company for the 401(k) Plans were determined as a percentage of covered salary and amounted to $3.2 million for the period from January 1, 2010 through July 29, 2010.

In 2002, the Company introduced an additional discretionary 401(k) contribution. This contribution was expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the period from January 1, 2010 through July 29, 2010, the Company contributed $1.2 million. The contribution for 2010 was paid in 2011.

Successor Interactive Data 401(k) Plan (U.S.)

The Company’s U.S. employees were eligible to participate in a new 401(k) Plan (the “new 401(k) Plan”) effective July 30, 2010. This new 401(k) Plan replaced the Pearson subsidiary’s U.S. 401(k) Plan. The new 401(k) Plan is similar to the Predecessor 401(k) Plan allowing all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s eligible pay if the employee contributes at least 6.0% of his or her eligible pay, subject to statutory limits. The new 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the new Interactive Data Non-Qualified Savings Plan (the “new Savings Plan”) effective July 30, 2010. This new Savings Plan replaced the Pearson 401(k) Excess Plan. This new Savings Plan is similar to the old Plan allowing those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for the new Savings Plan is the same as the new 401(k) Plan. Contributions made by the Company for the new 401(k) Plan are determined as a percentage of covered salary and amounted to $6.0 million, $5.7 million and $2.3 million for the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, respectively.

The additional discretionary 401(k) contribution was continued under the new 401(k) Plan and this contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, the Company contributed $2.2 million, $1.9 million and $0.9 million, respectively. The 2011 contribution was made in April 2012 and is reflected in Accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2011. The 2012 contribution is expected to be made by April 2013 and is reflected in Accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012.

Successor Interactive Data Pension Plan (U.K.)

The Company’s U.K. employees were eligible for a new Interactive Data Pension Plan (the “U.K. Plan”) effective October 1, 2010. The U.K. Plan replaces the Pearson Group Pension Plan (the “PGPP”) which ended

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for eligible Interactive Data employees July 29, 2010. The U.K. Plan had the potential for retroactive Company contributions from August 1, 2010 through September 30, 2010 for those who were eligible and elected to participate in the U.K. Plan. The U.K. Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the Statements of Operations of $3.0 million, $3.2 million and $1.3 million for the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, respectively, related to the U.K. Plan.

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

The components of net periodic benefit cost in the Consolidated Statements of Operations for the Predecessor were as follows (in thousands):

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-US Pension Plans

Predecessor

In addition to the Pension Plan, Pearson and its subsidiaries maintained certain multi-employer pension plans for which certain non-U.S. employees of the Company were eligible to participate. The Company accounted for its participation in this multi-employer plan or the PGPP by recording a pension expense in the Predecessor’s current year results. The Company’s pension expense related to this multi-employer plan was dependent in part, on the performance of the underlying pension assets and composition of plan participants. The Plan Administrator was responsible for the actuarial assumptions affecting this plan, including the discount rate and estimated return on plan assets.

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

The Company recorded pension expense in the Consolidated Statements of Operations of the Predecessor of approximately $3.9 million for the period from January 1, 2010 through July 29, 2010 for this multi-employer plan. The Company has not included the additional disclosure required by FASB ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans”, as it relates to the PGPP based on the terms of the Merger which upon consummation of the Merger resulted in the Company ceasing all involvement in the PGPP and satisfying all of its outstanding obligations related to the PGPP.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions

Predecessor

Pearson indirectly owned approximately 60% of the Company’s issued and outstanding common stock at the time of the Merger. The Company was a party to a management services agreement with Pearson that became effective as of February 29, 2000. This agreement governed the provision of certain services between the parties and their respective subsidiaries and renewed annually. Other business arrangements between the Company (and the Company’s subsidiaries) and Pearson (and its subsidiaries) were covered by separate written agreements.

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

Any amounts payable or receivable to and from Pearson or Pearson affiliates are classified as an affiliate transaction on the Company’s Predecessor Consolidated Balance Sheets. For the period from January 1, 2010 through July 29, 2010, the Company recorded revenue of less than $0.1 million for services provided to Pearson. For the period from January 1, 2010 through July 29, 2010, the Company recorded expense of $2.0 million for services received from Pearson.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3.0 million which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Company recorded management fees in the statement of operations under the Management Agreement of $3.0 million for both the years ended December 31, 2012 and 2011. The amount due to such affiliates of the Sponsors at December 31, 2012 and 2011 was approximately $0.4 million and $0.8 million, respectively, and is included in Accrued liabilities on the Company’s Consolidated Balance Sheets.

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

In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $51.2 million in connection with certain services provided in connection with the Merger and related transactions. The Company recorded $31.2 million of these costs on the Company’s Successor Consolidated Statement of Operations and capitalized deferred financing costs totaling $20.0 million as part of debt financing costs. Refer to Note 3 “Merger” above for further discussion of Merger costs. In the event of an initial public offering of Holdings Common Stock or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Subsequent to the Merger, as of December 31, 2012, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 8 “Stock Based Compensation” for further discussion.

14. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Trading Solutions

The Trading Solutions segment provides customers worldwide with services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications (e.g. portfolio pricing, risk and compliance); and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, information media companies and corporations.

Reportable segment financial information is as follows (in thousands):

	Successor						Predecessor
	Year Ended December 31,				Period from July 30 through December 31,		Period from January 1 through July 29,
	2012	%	2011	%	2010	%	2010	%
Revenue (a):
Pricing and Reference Data	$612,422	70%	$591,920	68%	$235,655	69%	$312,859	69%
Trading Solutions	267,739	30%	275,803	32%	106,446	31%	141,685	31%

Total	$880,161	100%	$867,723	100%	$342,101	100%	$454,544	100%

Income (loss) from operations (b):
Pricing and Reference Data	$348,036	264%	$329,871	324%	$113,145	(243)%	$167,928	425%
Trading Solutions	47,663	36%	47,962	47%	6,724	(14)%	18,856	48%
Corporate and unallocated (c)	(263,848)	(200%)	(276,115)	(271)%	(166,440)	357%	(147,305)	(373)%

Total	$131,851	100%	$101,718	100%	$(46,571)	100%	$39,479	100%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor As of December 31,		Successor As of December 31,
	2012	%	2011	%
Identifiable assets:
Pricing and Reference Data	$3,447,044	87%	$3,602,492	88%
Trading Solutions	330,441	8%	339,965	8%
Corporate and unallocated (d)	184,823	5%	151,214	4%

Total	$3,962,308	100%	$4,093,671	100%

The following table reconciles income (loss) from operations to (loss) income before income taxes for the periods below:

	Successor			Predecessor
(In thousands)	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,
	2012	2011	2010	2010
Income (loss) from operations (b):	$131,851	$101,718	$(46,571)	$39,479
Interest (expense) income (net)	(149,526)	(157,120)	(78,364)	760
Other income (expense) (net)	824	(3,719)	321	249
Loss on extinguishment of debt	—	(25,450)	—	—

(Loss) income before income taxes	$(16,851)	$(84,571)	$(124,614)	$40,488

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Boxborough data center and all intangible asset amortization for the Company.
(d)	All goodwill and intangible assets have been allocated to the two reportable segments.

The following table presents the Company’s revenue by product areas for the periods below:

	Successor		Successor		Successor		Predecessor
(In thousands)	Year Ended December 31,		Year Ended December 31,		Period from July 30 through December 31,		Period from January 1 through July 29,
	2012	%	2011	%	2010	%	2010	%
Pricing and Reference Data	$612,422	70%	$591,920	68%	$235,655	69%	$312,859	69%
Real-Time Feeds and Trading Infrastructure	$110,305	12%	$114,300	13%	$40,075	12%	$51,815	11%
Hosted Web Applications and Workstations	$157,434	18%	$161,503	19%	$66,371	19%	$89,870	20%

Total	$880,161	100%	$867,723	100%	$342,101	100%	$454,544	100%

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have the capability to separately track revenues for its evaluated pricing and reference data services which collectively represent 94.2% of the Pricing and Reference Data segment total revenue; therefore, revenue information for this segment is presented on a consolidated basis. Within the Trading Solutions segment, revenues are presented based on groupings of similar products.

Reportable segment information for purchases of property and equipment and depreciation expense is as follows for the periods below:

Purchases of Property and Equipment	Successor			Predecessor
(In thousands)	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,
	2012	2011	2010	2010
Pricing and Reference Data	$10,616	$19,581	$5,677	$9,355
Trading Solutions	18,179	21,200	9,079	13,938
Corporate and unallocated	32,648	9,479	3,209	3,102

Total	$61,443	$50,260	$17,965	$26,395

Depreciation Expense	Successor			Predecessor
(In thousands)	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,
	2012	2011	2010	2010
Pricing and Reference Data	$14,096	$13,084	$5,557	$7,154
Trading Solutions	20,176	19,517	6,930	10,400
Corporate and unallocated	7,184	6,790	3,475	4,950

Total	$41,456	$39,391	$15,962	$22,504

The Company’s distribution by major geographic region of revenue and long-lived assets is as follows for the periods below:

	Successor			Predecessor
(In thousands)	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31,	Period from January through July 29,
	2012	2011	2010	2010
Revenue (a):
United States	$608,307	$596,836	$236,050	$313,635
United Kingdom	88,998	88,688	34,210	45,454
All other European countries	120,740	126,891	51,315	68,182
Asia Pacific	48,908	42,699	17,105	22,727
Rest of World	13,208	12,609	3,421	4,546

Total	$880,161	$867,723	$342,101	$454,544

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	As of December 31,	As of December 31,	As of December 31,
	2012	2011	2010
Long-lived assets:
United States	$2,621,874	$2,723,355	$2,863,599
United Kingdom	598,589	589,793	620,711
All other European countries	144,182	149,949	164,530
Asia Pacific	159,960	174,223	177,349

Total	$3,524,605	$3,637,320	$3,826,189

15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 and the periods January 1 through July 29, 2010 and July 30 through December 31, 2010 are as follows:

Predecessor

	Unrealized (Loss) Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2009	$635	$6,603	$(3,161)	$—	$4,077
Period from January 1, 2010 through July 29, 2010 other comprehensive income (loss)	22	(15,230)	(18)	—	(15,226)

Balance, July 29, 2010	$657	$(8,627)	$(3,179)	$—	$(11,149)

Successor

	Unrealized Gain (Loss) on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
July 30, 2010	$—	$—	$—	$—	$—
Period from July 30, 2010 through December 31, 2010 other comprehensive income (loss)	345	18,780	(243)	737	19,619

Balance, December 31, 2010	$345	$18,780	$(243)	$737	$19,619

Year ended December 31, 2011 other comprehensive (loss) income	(100)	(6,862)	331	(2,848)	(9,479)

Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140

Year ended December 31, 2012 other comprehensive income (loss)	88	22,534	(710)	556	22,468

Balance, December 31, 2012	$333	$34,452	$(622)	$(1,555)	$32,608

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax impact on the components of accumulated other comprehensive income (loss) were as follows (in thousands):

Successor	Year Ended December 31, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$139	$(51)	$88
Foreign currency translation adjustments	22,534	—	22,534
Pension adjustments	(1,199)	440	(759)
Less reclassification adjustment for amortization of pension costs included in net income	155	(106)	49
Change in value of hedged interest rate caps	(567)	231	(336)
Less reclassification adjustment for interest rate cap related interest expense included in net income	1,504	(612)	892

Total accumulated other comprehensive income	$22,566	$(98)	$22,468

Successor	Year Ended December 31, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(169)	$69	$(100)
Foreign currency translation adjustments	(6,862)	—	(6,862)
Pension adjustments	858	(258)	600
Less reclassification adjustment for amortization of pension costs included in net income	(385)	116	(269)
Change in value of hedged interest rate caps	(5,178)	2,107	(3,071)
Less reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total accumulated other comprehensive loss	$(11,360)	$1,881	$(9,479)

Successor	Period from July 30 through December 31, 2010
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$582	$(237)	$345
Foreign currency translation adjustments	18,780	—	18,780
Pension adjustments	(200)	(43)	(243)
Change in value of hedged interest rate caps	1,242	(505)	737

Total accumulated other comprehensive income	$20,404	$(785)	$19,619

Predecessor	Period from January 1 through July 29, 2010
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$22	$—	$22
Foreign currency translation adjustments	(15,230)	—	(15,230)
Pension adjustments	(22)	4	(18)

Total accumulated other comprehensive loss	$(15,230)	$4	$(15,226)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The three levels of the fair value hierarchy in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of December 31:

	December 31, 2012
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$224,597	$—	$—	$224,597
Short Term Investments	23,581	—	—	23,581
Other (1)	2,743	—	—	2,743
Interest Rate Cap – Derivative (2)	—	14	—	14

Total Assets	$250,921	$14	$—	$250,935

	December 31, 2012
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$2,743	$—	$—	$2,743
Contingent Consideration (3)	4,671	—	—	4,671

Total Liabilities	$7,414	$—	$—	$7,414

	December 31, 2011
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$262,152	$—	$—	$262,152
Short Term Investments	—	—	—	—
Other (1)	4,711	—	—	4,711
Interest Rate Cap – Derivative (2)	—	583	—	583

Total Assets	$266,863	$583	$—	$267,446

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$4,711	$—	$—	$4,711
Contingent Consideration (4)	—	—	5,100	5,100

Total Liabilities	$4,711	$—	$5,100	$9,811

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s interest rate cap derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts. Derivative instruments are included in Other assets, within the Company’s Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. Refer to Note 17, “Derivatives,” below for further discussion and information.
(3)	Represents the calculated value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, deemed current and recorded in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2012. This amount represents the final payment due under the Earn-Out clause of the purchase agreement and is deemed to approximate its fair value as it is calculated using observable inputs and is expected to be paid early in 2013.
(4)	Represents the estimated fair value of the long-term portion of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Other liabilities on the Consolidated Balance Sheet at December 31, 2011. The Company determined the ongoing estimated fair value for the Earn-Out by applying a present value calculation of probable revenue streams. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value of the Earn-Out.

The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

Earn-Out
Balance, December 31, 2011	$5,100
Decrease in FMV	(429)
Transfers out of Level 3 to Level 1	(4,671)

Balance, December 31, 2012	$—

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair values as follows:

	December 31, 2012
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$790,125

(1)	Excludes original issue discount.

The fair value of the Company’s Senior Notes due 2018 is based on market-based information available from public sources representing a Level 1 valuation.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Derivatives

Interest Rate Cap—Cash Flow Hedge

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

The critical terms of the interest rate caps were designed to mirror the terms of the Company’s LIBOR based borrowings under its Senior Secured Credit Facilities and as part of the refinancing of the Company’s Senior Secured Credit Facilities discussed in Note 18, the Company reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. Based on this, the Company re-designated these derivatives as cash flow hedges of the variability of a portion of the LIBOR based interest payments as follows:

•	Up to $700.0 million of principal payments during the period September 30, 2011 to September 30, 2012.

•	Up to $575.0 million of principal payments during the period October 1, 2012 to September 30, 2013, and

•	Up to $450.0 million of principal payments during the period October 1, 2013 to September 30, 2014.

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of December 31, 2012 and December 31, 2011, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.01 million and $0.6 million at December 31, 2012 and December 31, 2011, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheets. Refer to Note 16 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the loss recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	December 31, 2012	December 31, 2011
Assets:
Derivative instruments designated as a cash flow hedge:
Interest rate cap contracts	Other Assets	$14	$583

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor			Predecessor
(In thousands, except per share amounts)	Year Ended December 31,	Year Ended December 31,	Period from July 30 through December 31,	Period from January 1 through July 29,
	2012	2011	2010	2010
Amount of (loss) income recognized in other comprehensive income, net of taxes:

Interest rate caps	$556	$(2,848)	$737	$—

During the years ended December 31, 2012 and 2011 $1.5 million and $0.4 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.5 million from AOCI to the Consolidated Statement of Operations in the next twelve months. No amounts related to the derivative financial instruments were reclassified from AOCI to the Consolidated Statements of Operations for any periods prior to the year ended December 31, 2011.

18. Debt

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to the refinancing, the Company had debt financing costs and original issue discount (“OID”) of $44.7 million and $36.6 million, respectively, recorded in its Consolidated Balance Sheet related to the July 2010 Term Loan Facility. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the July 2010 Term Loan Facility using the effective interest rate method. In connection with the February 2011 refinancing of the July 2010 Term Loan Facility, the Company incurred additional debt financing costs of $20.3 million of which $7.1 million represented direct issuance costs and $13.2 million represented early payment fees paid to lenders. Of these amounts $5.6 million of direct issuance costs and $2.8 million of early payment fees paid to lenders were expensed as loss on extinguishment of debt during the year ended December 31, 2011, and $1.5 million of direct issuance costs and $10.4 million of early payment fees paid to lenders are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

As a result of the February 2011 refinancing, the Company recorded a $25.5 million charge in its Consolidated Statement of Operations as an extinguishment of debt for the year ended December 31, 2011. This charge included $9.4 million of legacy debt financing costs, $7.7 million of legacy OID and $8.4 million of costs incurred as part of the refinancing process, comprised of $5.6 million of newly incurred direct issuance costs and $2.8 million of early payment fees described above.

At December 31, 2012 and 2011, the Company has recorded debt financing costs of $31.1 million and $38.3 million, respectively, in its Consolidated Balance Sheets within Deferred financing costs, net, and $28.5 million and $34.3 million, respectively, comprised of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010 was approximately $13.0 million, $13.1 million and $6.5 million, respectively, and is recorded as interest expense in the Company’s Consolidated Statements of Operations.

During the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, the Company recorded and paid interest on the Term Loan Facility of $60.1 million, $66.2 million, and $38.6 million, respectively. During the years ended December 31, 2012 and 2011, and the period from July 30, 2010 through December 31, 2010, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.9 million, $1.2 million, and $0.2 million, respectively.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of both December 31, 2012 and December 31, 2011, the Company had $4.5 million of letters of credit outstanding related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin for Revolving Credit Facility borrowings was 5.00%. The applicable margin decreases to 4.75% upon the Company attaining a total-leverage ratio of 5:1. During the second quarter of the year ended December 31, 2012 the Company attained a leverage ratio below the established threshold and its applicable margin was reduced to 4.75%. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, the Company recorded and paid commitment fees on letters of credit of $0.2 million, $0.2 million and less than $0.1 million, respectively.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.25% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.25%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon the Company’s achievement of a total leverage ratio of 5.75:1 or less. As of December 31, 2012, the Company’s total leverage ratio was below 5.75:1 resulting in a decrease in the applicable margin to 3.25%. The highest of the three rates in (b) was 5.50% for the year ended December 31, 2012. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At December 31, 2012, the Term Loan Facility interest rate was 4.50%, composed of a LIBOR floor of 1.25% plus an applicable margin of 3.25%. As noted above, the Company designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of $575.0 million at December 31, 2012. Refer to Note 17, “Derivatives” for further discussion.

The Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal amount of the February 2011 Term Loan Facility beginning with the quarter ending June 30, 2011, with the balance being payable on the final maturity date. The first quarterly principal installment of the refinanced Term Loan in the amount of $3.4 million was paid on June 30, 2011 and future principal installments of $3.4 million are payable on a quarterly basis thereafter. During the year ended December 31, 2012, due to the application of 2011 annual excess cash flow mandatory prepayment (“ECF payment”) to the Company’s Term Loan Facility scheduled amortization payments, the Company made one scheduled principal payment of $3.4 million related to the Term Loan Facility.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. During the year ended December 31, 2012, the Company’s total leverage ratio was below the 5.0:1.0 threshold and the commitment fee was reduced to 0.50%. The Company is also required to pay customary letter of credit fees.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: a percentage of annual excess cash flow, payments related to certain asset sales and payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the ECF payment was made for the Company’s fiscal years ended December 31, 2012 and December 31, 2011, with the prepayments due 90 days from that date. The amounts determined to be payable as ECF payments at December 31, 2012 and December 31, 2011 were $20.3 million and $43.0 million, respectively, and accordingly were reflected as current in the Company’s Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2012, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2011 ECF payment. These refusals totaled approximately $14.3 million. The aggregate refused amount was reclassified and reflected as long-term in the Company’s Consolidated Balance Sheet in the first quarter of 2012.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of the credit agreement, the accepted balances of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the actual amounts paid related to the Company’s fiscal year 2011 ECF, scheduled quarterly principal payments due on its Term Loan Facility were deferred until June 2014. As any potential refused payments related to the 2012 ECF payment cannot currently be reliably estimated or deemed probable, the Company is assuming that 100% of the 2012 ECF will be accepted, which will further defer its scheduled quarterly principal payments on the Company’s Term Loan Facility to December 2014. This assumption will be updated to reflect the actual ECF payment made at the end of March 2013.

The Company may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first year of the closing of the Senior Secured Credit Facilities. Accordingly, in February 2011, the Company incurred a 1% premium fee in connection with the refinancing; however, under the terms of the February 2011 refinancing, any further refinancing or prepayments will not be subject to the 1% premium fee.

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Intermediate and each existing and subsequently acquired or organized direct or indirect wholly owned material domestic restricted subsidiary of the Company (subject to certain exceptions).

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and December 31, 2011, the Company was in compliance with its Senior Secured Credit Facilities covenants.

As further discussed in Note 20 “Subsequent Events”, the Company entered into a second refinancing of its Senior Secured Credit Facilities in February 2013.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, to holders of the notes of record on the immediately preceding January 15 and July 15. During the year ended December 31, 2012 and 2011, the Company made interest payments on its Senior Notes of $71.8 million, and $72.1 million, respectively. There were no interest payments made on the Senior Notes in the period from July 30, 2010 through December 31, 2010.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of December 31, 2012 and December 31, 2011. This call feature is being marked to market over the period it is active.

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

As of December 31, 2012 and December 31, 2011, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Consolidated Balance Sheets, net of amortization, for the years ended December 31, 2012 and 2011. These costs are being amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and December 31, 2011, the Company had $29.9 million of unpaid interest on the Senior Notes accrued in its Consolidated Balance Sheets. During the years ended December 31, 2012 and 2011 and the period from July 30, 2010 through December 31, 2010, the Company recorded $4.6 million, $4.6 million, and $1.9 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Consolidated Statement of Operations. The original issue discount with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total borrowings consisted of the following at December 31:

(in thousands)	Successor	Successor
	December 31, 2012	December 31, 2011
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	20,258	56,417

Net Short-Term Debt:	$20,258	$56,417

Long-Term Debt:
Term Loan Facility	$1,282,624	$1,278,495
Senior Notes	700,000	700,000
Less Original Issue Discount – Term Loan	(28,477)	(34,278)
Less Original Issue Discount – Senior Notes	(12,260)	(14,433)

Net Long-Term Debt	$1,941,887	$1,929,784

The future minimum principal payment obligations due per the Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2013 (a)	$20,258
2014	—
2015	1,512
2016	13,450
2017	13,450
2018	1,954,212

Total	$2,002,882

(a)	The Company notes that pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. This balance assumes that there will be no refusals; however, the actual payment may differ from this amount depending on the final decisions of the individual lenders.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Toggle Notes are structurally subordinated to indebtedness and other liabilities of subsidiaries of Holdings that do not guarantee the Toggle Notes. Claims of creditors of such subsidiaries, including trade creditors, and claims of preferred stockholders of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of Holdings’ creditors, including the holders of the Toggle Notes. In addition, the Toggle Notes are unsecured, and, as such, none of the Company’s assets, or any of our subsidiaries’ assets, are pledged for this agreement. However, Holdings is the Company’s indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of the Company’s capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, withstanding any limitations placed upon the Company by its covenants, the Company will provide Holdings, via dividends, the funds required to service the Toggle Notes on at least a semi-annual basis starting with the payment due on June 15, 2013. Interest payments are due June 15 and December 15 of each year until maturity, and the Company expects to pay Holdings dividends in the amount of $14.4 million for each payment on an ongoing basis.

19. Capitalized Software

During the year ended December 31, 2011, the Company recorded a cumulative adjustment to capitalize costs associated with an ongoing development project that previously had not been capitalized. The costs had not been capitalized previously based on a determination that the technology would be made obsolete upon completion of certain other technologies under development (“replacement technologies”) and scheduled to be completed by June 30, 2012. An analysis performed in fiscal year 2011 of the status of the replacement technologies resulted in an 18 month extension of both the replacement technologies completion date and the useful lives of technologies to be replaced, to December 31, 2013. As a result, Management made a determination to capitalize the costs of this ongoing development project and recorded a cumulative adjustment of $1.0 million in the Company’s Consolidated Balance Sheet and consolidated statement of operations during the third quarter of 2011. Refer to Note 6 “Intangible Assets and Goodwill” for additional information.

20. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of December 31, 2012 up through the issuance of these consolidated financial statements and other than the items disclosed below, no events occurring subsequent to December 31, 2012 that would require disclosure have been identified.

February 2013 Term Loan Facility Refinancing

On February 6, 2013, the Company completed a refinancing of its Senior Secured Credit Facilities through an amendment to the credit agreement. The amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 3.50% to LIBOR plus 2.75%

•	a reduction in the LIBOR floor from 1.25% to 1.00%

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013, not giving consideration to the 2012 ECF.

The Company is currently in the process of evaluating the substance of the refinancing to determine if the transaction will be accounted for as a modification or extinguishment of debt, or a combination thereof, and if there will be any associated losses that require recording in our consolidated results of operations in fiscal 2013.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BondEdge LLC

On January 1, 2013, the Company created a new legal entity, BondEdge LLC, and transferred the assets attributed to the former BondEdge business unit to BondEdge LLC. In the Company’s current year and prior filings with the SEC, the BondEdge business unit was included as part of the parent company in the Company’s Guarantor Subsidiaries disclosures. Commencing January 1, 2013, BondEdge LLC will prospectively be included in the Company’s Guarantor Subsidiaries disclosures as a guarantor to the Company’s Senior Notes as described in Note 18 “Debt” and Note 21 “Guarantor Subsidiaries.”

21. Guarantor Subsidiaries

On July 29, 2010, in connection with the Merger, the Company issued $700.0 million aggregate principal amount of Senior Notes as described in Note 18. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facilities described in Note 18 (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 18.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the condensed consolidating balance sheets as of December 31, 2012 and 2011 (Successor), the condensed consolidating statements of operations for the years ended December 31, 2012 (Successor) and 2011 (Successor) and the periods July 30, 2010 through December 31, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), and the condensed consolidating statements of cash flows for the years ended December 31, 2012(Successor) and 2011 (Successor) and the periods July 30, 2010 through December 31, 2010 (Successor) and January 1, 2010 through July 29, 2010 (Predecessor), of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100% owned by the parent and all guarantees are full and unconditional, subject to the customary automatic release provisions described above.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$86,662	$535,748	$331,545	$(73,794)	$880,161
COSTS AND EXPENSES:
Cost of services	42,416	146,836	110,391	(7,265)	292,378
Selling, general and administrative	95,059	115,536	132,370	(66,529)	276,436
Depreciation	12,462	17,982	11,012	—	41,456
Amortization	12,877	85,939	39,224	—	138,040

Total costs and expenses	162,814	366,293	292,997	(73,794)	748,310

(LOSS) INCOME FROM OPERATIONS	(76,152)	169,455	38,548	—	131,851
Interest (expense) income, net	(149,786)	(300)	560	—	(149,526)
Other income (expense), net	7,507	429	6,877	(13,989)	824

(LOSS) INCOME BEFORE INCOME TAXES	(218,431)	169,584	45,985	(13,989)	(16,851)
Income tax (benefit) expense	(86,231)	69,021	(658)	—	(17,868)
Equity earnings of subsidiaries, net of taxes	147,206	—	—	(147,206)	—

NET (LOSS) INCOME	$15,006	$100,563	$46,643	$(161,195)	$1,017

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$86,809	$522,548	$331,608	$(73,242)	$867,723
COSTS AND EXPENSES:
Cost of services	38,499	153,468	111,194	(9,689)	293,472
Selling, general and administrative	76,707	118,358	126,544	(63,544)	258,065
Depreciation	10,878	18,609	9,904	—	39,391
Amortization	14,110	110,650	50,317	—	175,077

Total costs and expenses	140,194	401,085	297,959	(73,233)	766,005

(LOSS) INCOME FROM OPERATIONS	(53,385)	121,463	33,649	(9)	101,718
Interest expense, net	(156,326)	(262)	(532)	—	(157,120)
Other income (expense), net	1,049,424	1,045,346	23,100	(2,121,589)	(3,719)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)

INCOME (LOSS) BEFORE INCOME TAXES	814,263	1,166,547	56,217	(2,121,598)	(84,571)
Income tax (benefit) expense	(526,227)	474,785	(3,813)	—	(55,255)
Equity earnings of subsidiaries, net of taxes	751,792	—	—	(751,792)	—

NET INCOME (LOSS)	$2,092,282	$691,762	$60,030	$(2,873,390)	$(29,316)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$15,006	$100,563	$46,643	$(161,195)	$1,017
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities, net of tax	88	—	—	—	88
Foreign currency translation adjustments	—	—	49,212	(26,678)	22,534
Pension adjustment, net of tax	—	—	(759)	—	(759)
Less reclassification adjustment for amortization of pension costs included in net income	—	—	49	—	49
Change in value of hedged interest rate caps, net of tax	(336)	—	—	—	(336)
Less reclassification adjustment for interest rate cap related interest expense included in net income	892	—	—	—	892

Total other comprehensive income, net of tax	644	—	48,502	(26,678)	22,468

COMPREHENSIVE INCOME	$15,650	$100,563	$95,145	$(187,873)	$23,485

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME (LOSS)	$2,092,282	$691,762	$60,030	$(2,873,390)	$(29,316)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(100)	—	—	—	(100)
Foreign currency translation adjustments	119	—	(13,305)	6,324	(6,862)
Pension adjustment, net of tax	—	—	600	—	600
Less reclassification adjustment for amortization of pension costs included in net income	—	—	(269)	—	(269)
Change in value of hedged interest rate caps, net of tax	(3,071)	—	—	—	(3,071)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223				223

Total other comprehensive loss, net of tax	(2,829)	—	(12,974)	6,324	(9,479)

COMPREHENSIVE INCOME (LOSS)	$2,089,453	$691,762	$47,056	$(2,867,066)	$(38,795)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (PREDECESSOR)

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)

DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$289	$46,451	$177,857	$—	$224,597
Short-term investments	—	—	23,581	—	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits	9,382	86,717	38,756	—	134,855
Due from affiliate	60,775	703,877	277,246	(1,041,898)	—
Prepaid expenses and other current assets	7,889	5,878	11,253	1	25,021
Income tax receivable	854	5,243	156	—	6,253
Deferred tax assets	2,104	12,927	8,365	—	23,396

Total current assets	81,293	861,093	537,214	(1,041,897)	437,703

Property and equipment, net	65,407	37,459	40,054	—	142,920
Goodwill	147,649	1,066,351	426,541	—	1,640,541
Intangible assets, net	69,420	1,153,667	467,565	—	1,690,652
Deferred financing costs, net	44,854	—	—	—	44,854
Other assets	993	1,573	2,677	395	5,638
Investment in subsidiaries	3,593,228	—	1,331,341	(4,924,569)	—

Total Assets	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$417	$9,621	$7,285	$—	$17,323
Accrued liabilities	33,353	24,941	29,076	(23)	87,347
Payables to affiliates	697,190	—	344,198	(1,041,388)	—
Borrowings, current	20,258	—	—	—	20,258
Interest payable	30,257	53	—	—	30,310
Income taxes payable	80	491	5,007	—	5,578
Deferred revenue	7,205	5,039	10,364	—	22,608

Total current liabilities	788,760	40,145	395,930	(1,041,411)	183,424

Income taxes payable	1,226	7,528	2,238	—	10,992
Deferred tax liabilities	68,642	421,656	114,024	—	604,322
Other liabilities	38,462	3,344	16,010	—	57,816
Borrowings, net of current portion and original issue discount	1,941,887	—	—	—	1,941,887

Total Liabilities	2,838,977	472,673	528,202	(1,041,411)	2,798,441

Total Stockholders’ Equity	1,163,867	2,647,470	2,277,190	(4,924,660)	1,163,867

Total Liabilities and Equity	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

YEAR ENDED DECEMBER 31, 2012

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$161,425	$(58,190)	$70,577	$209	$174,021

Cash flows from investing activities:
Purchase of property and equipment	(32,206)	(12,463)	(16,774)	—	(61,443)
Purchases of short-term investments	—	—	(23,540)	—	(23,540)
Proceeds from sale of short-term investments, net	—	—	250	—	250

Net cash used in investing activities	(32,206)	(12,463)	(40,064)	—	(84,733)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	—	—	—	(32,029)
Principal payments on capital leases	—	(364)	—	—	(364)
Payment of interest rate cap	(1,664)	—	—	—	(1,664)
Return of capital to parent company	(100,000)	—	—	—	(100,000)
Capital contribution from parent company	6,628	—	—	—	6,628
Capital reduction resulting from cash distribution to option holders	(2,936)	—	(84)	—	(3,020)
Capital contribution resulting from exercise of parent company stock options	787	—	—	—	787

Net cash used in financing activities	(129,214)	(364)	(84)	—	(129,662)
Effect of change in exchange rates on cash and cash equivalents	—	—	3,028	(209)	2,819
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(71,017)	33,457	—	(37,555)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289	$46,451	$177,857	$—	$224,597

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Interactive Data Corporation and Subsidiaries

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended Successor
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year Ended December 31, 2012 (1)
Revenue	$216,532	$221,243	$218,073	$224,313	$880,161
Total costs and expenses	187,483	182,941	181,345	196,541	748,310
Income from operations	29,049	38,302	36,728	27,772	131,851
Interest expense, net	(37,824)	(37,168)	(37,372)	(37,162)	(149,526)
Other income, net	247	28	329	220	824
Income tax expense (benefit)	264	1,055	(18,357)	(830)	(17,868)

Net (loss) income	$(8,792)	$107	$18,042	$(8,340)	$1,017

	Quarters Ended Successor
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011 (2)	Year Ended December 31, 2011 (1) (2)
Revenue	$211,456	$216,344	$217,850	$222,073	$867,723
Total costs and expenses	193,951	196,141	187,075	188,838	766,005
Income from operations	17,505	20,203	30,775	33,235	101,718
Interest expense, net	(41,897)	(38,738)	(38,390)	(38,095)	(157,120)
Other (expense) income, net	(351)	(2,387)	30	(1,011)	(3,719)
Loss on extinguishment of debt	(25,450)	—	—	—	(25,450)
Income tax benefit	(23,007)	(10,855)	(17,433)	(3,960)	(55,255)

Net (loss) income	$(27,186)	$(10,067)	$9,848	$(1,911)	$(29,316)

(1)	Year to date totals reflect data as reported and is not necessarily a summation of the quarterly data on this schedule.
(2)	During the year ended December 31, 2011, the Company recorded return to provision adjustments, the majority of which represented out-of-period corrections recorded in the Company’s fiscal fourth quarter.

For the Years Ended December 31, 2012 and 2011 and the Periods from January 1, 2010 through July 29, 2010 and July 30, 2010 through December 31, 2010

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2012	$5,152	$15,831	$111 (B	)	$15,376	$5,718
Year Ended December 31, 2011	$6,618	$11,385	$(22)(B	)	$12,829	$5,152
Period from July 30, 2010 through December 31, 2010	$8,376	$8,506	$18 (A	)	$10,282	$6,618
Period from January 1, 2010 through July 29, 2010	$8,449	$11,577	$(120)(A	)	$11,530	$8,376

(A)	Currency translation adjustments for foreign entities and purchase accounting adjustments associated with acquisitions.
(B)	Currency translation adjustments for foreign entities and general reserves for credits.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation allowance provided against deferred tax assets
Year Ended December 31, 2012	$1,025	$—	$—	$(7)	$1,032
Year Ended December 31, 2011	$1,040	$—	$—	$15	$1,025
Period from July 30, 2010 through December 31, 2010	$1,838	$—	$—	$798	$1,040
Period from January 1, 2010 through July 29, 2010	$7,275	$—	$—	$5,437	$1,838

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2012. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective, in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management, including the Company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Biographical information regarding our officers and directors is as follows:

Mason Slaine (59) is our president, chief executive officer and chairman of our Board. Mr. Slaine joined the company in August 2010 as executive chairman and was appointed president and chief executive officer in September 2010. From 2006 to 2011 Mr. Slaine served as Chairman of MLM Information Services, LLC, a leading vendor of corporate tax compliance software and services, which he founded in partnership with Warburg Pincus. From 1997 to 2004, Mr. Slaine served as Chairman and CEO of Information Holdings, Inc., an electronic publisher in the intellectual property and health care fields, which he founded in partnership with Warburg Pincus and which was listed on the New York Stock Exchange in 1998 and acquired by Thomson Reuters Corporation in 2004. From 1994 to 1996, he was President and CEO of Thomson Financial (formerly a division of Thomson Reuters Corporation) and held various positions at Thomson Financial from 1991 to 1993. From 1987 to 1991, he was Chairman and CEO of Securities Data Corporation, a leading financial market database, until its acquisition by Thomson Financial. From 1982 to 1986, Mr. Slaine was President and CEO of Dealers’ Digest, Inc. until its acquisition by Extel Financial Ltd. (a predecessor to Interactive Data Corporation). Mr. Slaine is a Senior Director and currently serves on the Audit and Compensation Committees of iParadigms LLC, a private company. Mr. Slaine graduated magna cum laude from Amherst College (AB) and earned his MBA at Harvard University.

Michael Bingle (40) has been a director since July 2010. Mr. Bingle joined Silver Lake in 2000 and is a Managing Partner and Managing Director. He has significant private equity investing experience in the technology and financial services industries. Prior to joining Silver Lake, Mr. Bingle was a principal at Apollo Advisors, L.P., where he evaluated and executed a variety of private equity investments. He previously worked as an investment banker in the Leveraged Finance Group of Goldman, Sachs & Co. Mr. Bingle serves on the boards of Gartner, Inc., Gerson Lehrman Group, Inc., IPC Systems, Inc., Mercury Payment Systems, LLC and Virtu Financial, LLC and on the board of Visitors of the Duke University School of Engineering. Previously Mr. Bingle was a director of Ameritrade Holding Corp., Datek Online Holdings, Inc. and Instinet, Inc. He holds a B.S.E. in Biomedical Engineering from Duke University.

Vincent Chippari (52) has served as senior vice president and chief financial officer since October 2010. Prior to joining Interactive Data, he served as chief financial officer of two private-equity backed pre-IPO technology businesses, FleetMatics Group and NameMedia, Inc. He was at Fleetmatics from January 2009 to October 2010 and NameMedia from August 2006 to January 2009. Before NameMedia, Mr. Chippari was employed by The Thomson Corporation (now Thomson Reuters). He was chief strategy officer of Thomson Healthcare, responsible for corporate strategy, mergers and acquisitions and business development from May 2005 to August 2006. Previous positions Mr. Chippari held at Thomson included senior vice president and chief financial officer of Thomson Business Information from 1990 to 1996. From 1998 to 2004, he was executive vice president and chief financial officer of Information Holdings Inc., a NYSE-listed information solutions business. Mr. Chippari began his career as an auditor at Price Waterhouse. He is a CPA and holds degrees from Bryant University (BSBA) and the University of Connecticut (MBA).

Emmanuel Doe (36) has served as president of our Trading Solutions Group since October 2011. In this role, Mr. Doe has global responsibility for the Company’s real-time data feeds, ultra low latency trading infrastructure services and various workstations. Prior to joining Interactive Data, he spent five years at Thomson Reuters as Global Business Manager responsible for its business in the high frequency trading market. His other experience includes serving as a director of research at International Data Corporation, as well as roles in business development and mergers and acquisitions at leading software and investment banking firms.

Cary J. Davis (46) has been a director since July 2010. Mr. Davis has been with Warburg Pincus since 1994 and is responsible for technology, media, and telecommunications investments in the software and financial technology sectors. He received a B.A. in economics from Yale University and an M.B.A. from Harvard Business School. Prior to joining Warburg Pincus, he was executive assistant to Michael Dell at Dell Inc. and a consultant at McKinsey & Company. Mr. Davis is a director of Benchmark Solutions, and TradeCard, Inc. In addition, he has been involved in a number of prior investments including OpenVision Technologies, Inc. (merged with VERITAS Software Corporation) and BEA Systems, Inc. Mr. Davis has been an adjunct professor at the Columbia University Graduate School of Business. He is Chairman Emeritus of the Jewish Community House of Bensonhurst and a Trustee of the American Academy in Rome.

Sean Delehanty (35) has been a director since July 2010. Mr. Delehanty has been with Silver Lake since 2003 and is a Director. Prior to joining Silver Lake, Mr. Delehanty worked in the Investment Banking Group at Lehman Brothers Holdings Inc., where he focused on mergers and financings in the technology industry. Mr. Delehanty graduated from Duke University with a B.S.E. in Mechanical Engineering.

Alexander Goor (41) has served as our chief information officer since September 2010. From April 2005 to June 2007, he was co-chief executive officer and chief information officer of Instinet, Inc. Previously, he was president of Inet ATS, Inc., Instinet Group’s electronic marketplace subsidiary established in November 2003, and also supervised the merger between Instinet, LLC and Island Holding Company. Before joining Instinet, Mr. Goor was the chief strategy officer of Datek Online Holdings Corporation (DOHC). He was also president of Watcher Technologies, a DOHC technology development and licensing subsidiary catering to professional traders and before that was president of Datek Online Brokerage Services, the firm’s online brokerage subsidiary. Mr. Goor currently serves on the technology committee of New York Presbyterian Hospital and is a graduate of Columbia University.

Mark Hepsworth (53) has served as president, Pricing and Reference Data since September 2007. In this role, he is responsible for our Pricing and Reference Data business and our BondEdge Solutions business. Prior to this role, Mr. Hepsworth had served as president of Interactive Data Real-Time Services since October 2005. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Jay Nadler (48) is our chief operating officer. Prior to joining Interactive Data in October 2010, he was president of MLM Information Services, a leading vendor of corporate tax compliance software and services, from 2005 to 2010. Prior to MLM, Mr. Nadler was employed by Information Holdings from 2000 to 2005 where he served in a variety of corporate roles, as well as president and CEO of several of the Company’s subsidiaries. Information Holdings was a NYSE-listed information vendor in the intellectual property, science, and health care fields. From 1988 to 2000, Mr. Nadler served in various roles at Thomson Financial (now Thomson Reuters), including president and chief executive officer of individual and multiple divisions. During this period, he managed businesses in a number of markets, including investment banking, investment management, investor relations, sales and trading, and wealth management. Mr. Nadler serves on the Executive Committee of iParadigms LLC, a private company. He holds a Bachelor’s degree from The Wharton School at the University of Pennsylvania.

James Neary (48) has been a director since July 2010. Mr. Neary has been with Warburg Pincus since 2000 and leads the firm’s late stage efforts in the technology and business services sectors. From 2000 to 2004, Mr. Neary led the firm’s Capital Markets activities. Previously, he was a managing director at Chase Securities and worked in the Leveraged Finance Group at Credit Suisse First Boston. Mr. Neary received a B.A. in economics and political science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar. He is the Chairman of Endurance International Group. Also, he is the Chairman of Crossmark Holdings. Additionally, he is a director of Alert Global Media Holdings, LLC, Coyote Logistics Holdings, LLC, Fidelity National Information Services, Inc. (formerly Metavante Technologies, Inc.) and InComm. Mr. Neary is also on the Board of Trustees of The Brearley School in New York City and of Continuum Health Partners, which unites 6 New York area teaching hospitals, including Beth Israel, St. Luke’s and Roosevelt Hospital.

Joseph Osnoss (35) has been a director since August 2010. Mr. Osnoss joined Silver Lake in 2002 and is a Managing Director. After eight years with Silver Lake in the U.S., Mr. Osnoss moved to London in 2010 to help oversee the firm’s activities in Europe, the Middle East, and Africa. He is a director of Global Blue SA, Interactive Data Corporation, Mercury Payment Systems, LLC, Sabre Holdings Corporation, and Virtu Financial LLC, and previously served on the board of Instinet Incorporated. Prior to joining Silver Lake, Mr. Osnoss worked in investment banking at Goldman, Sachs & Co., where he focused on mergers and financings in the technology and telecommunications industries. He previously held positions at Coopers & Lybrand Consulting in France and at Bracebridge Capital, a fixed income arbitrage hedge fund. Mr. Osnoss graduated summa cum laude from Harvard College with an A.B. in Applied Mathematics-Economics and a citation in French language. He currently is a Visiting Senior Fellow at the London School of Economics, where he participates in teaching and research activities within the Department of Finance.

Andrew Prozes (67) has been a director since May 2011. Mr. Prozes currently serves as Executive Chairman of Alert Global Media Holdings, LLC (ACAMS) and Chairman of Scribestar Limited. Mr. Prozes served on the Board of Directors of Reed Elsevier PLC and Reed Elsevier NV from 2000 until December, 2010. He also served as the Chief Executive Officer of LexisNexis from 2000 until 2010. Today, he serves on the boards of Interactive Data Corporation, Aptidata Inc,, Ethoca Limited, and Asset International Inc. He also serves as a Director and Chair of the Human Resources Compensation Committee for Cott Corporation. Prior to joining Reed Elsevier, Mr. Prozes served as Executive Vice President and Chief Operating Officer of West Group, part of the Thomson Reuters Corporation from 1997 to 2000. Mr. Prozes is a past Chairman of The US Information Industry Association and has served on the boards of the Information Technology Association of Canada and the Canadian Newspaper Association. He is also an Executive Committee Member of The Atlantic Council of the United States, and a Director of the National Executive Service Corps (NESC). Mr. Prozes joined Southam Inc in 1988, Canada’s largest newspaper company as President, City Newspapers and New Media. Until recently, Mr. Prozes also served as Senior Adviser to Warburg Pincus.

Chandler Joel Reedy (32) has been a director since August 2010. He joined Warburg Pincus in 2004, and has focused on investments in the technology, media and telecommunications, and consumer, industrial and services sectors. He received an A.B. cum laude in Economics from Harvard College. Prior to joining Warburg Pincus, he was with UBS Investment Bank in the Financial Sponsors and the Mergers and Acquisitions groups. He is a director of Coyote Logistics Holdings, LLC, Endurance International Group and Multi-View, Inc.

Roger Sargeant (46) has served as managing director, international since September 2005. Roger Sargeant was previously managing director of Interactive Data (Europe). Prior to that, Mr. Sargeant served as managing director for the Company’s Pricing and Reference Data business in Europe for approximately three years. Mr. Sargeant joined the Company in 1990.

Carol Sweeney (60) is senior vice president and general counsel. She joined Interactive Data in 2003 as deputy general counsel. Prior to Interactive Data, Ms. Sweeney was first vice president, office of general counsel at Merrill Lynch. Ms. Sweeney held various other roles during her nearly 20 year career at Merrill Lynch, including senior counsel in Merrill Lynch’s corporate law department and director for their Y2K compliance program. Prior to joining Merrill Lynch, she worked in the Mayor’s Office of Economic Development in New York City and was an associate at the Proskauer Rose law firm. Ms. Sweeney is a graduate of New York University and New York Law School.

Daniel Videtto (53) is managing director for Asia Pacific. Based in Hong Kong, he is responsible for client relationships, business strategy, and driving growth in the Asia Pacific region. Prior to joining Interactive Data, he was chief operating officer for Deutsche Bank’s Japan business, where he was responsible for 480 front office staff in the Global Markets and Investment banking divisions. From 1994 to 2002, Mr. Videtto held senior management positions with Thomson Financial in Tokyo and New York. He served as chief executive officer for two group companies of NYSE-listed Information Holdings, Inc. He started his career with Salomon Brothers in New York, and transferred to Tokyo in 1988. Mr. Videtto holds a Bachelor’s degree from the California State University, Long Beach, and a Masters in Information Management from the Thunderbird School of Global Management.

Board Composition and Governance

Our Board of Directors currently consists of eight directors. Our by-laws provide that our Board of Directors consist of between one and ten persons. The exact number of members on our Board of Directors is determined from time to time by resolution of a majority of our Board of Directors. On July 29, 2010, we completed a merger (the “Merger”) with Igloo Merger Corporation (“Merger Sub”) pursuant to the terms of the Agreement and Plan of Merger, dated May 3, 2010 (the “Merger Agreement”), by and among us, Merger Sub and Hg Investors LLC (“Hg LLC”). Following the Merger, Hg LLC merged with and into Igloo Intermediate Corporation (“Intermediate”). We were the surviving corporation in the Merger and as a result of the Merger, we are now wholly-owned by Intermediate, a direct subsidiary of Igloo Holdings Corporation (“Holdings”). Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). The remaining approximately 3% is primarily held by management.

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

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

Our “named executive officers” for the 2012 fiscal year consisted of the following individuals:

•	Mason Slaine, currently our Chairman, President and Chief Executive Officer;

•	Vincent Chippari, currently our Senior Vice President and Chief Financial Officer;

•	Alexander Goor, currently our Chief Information Officer;

•	Jay Nadler, currently our Chief Operating Officer; and

•	Daniel Videtto, currently our Managing Director, Asia Pacific.

Compensation Overview and Objectives

Compensation decisions with respect to our named executive officers have generally been based on the goal of achieving performance at levels necessary to provide meaningful returns to the primary stockholders of our ultimate parent, Holdings, upon a liquidity event. To that end, in addition to the typical need to attract, motivate, and retain talented executives, our global compensation programs are specifically designed to motivate our named executive officers to substantially increase Holdings’ equity value and to make Holdings an attractive candidate for either a public offering of its shares or a sale of Holdings to financial or strategic buyers, and to provide our named executive officers with meaningful compensation in connection with such an event. Our compensation programs are heavily weighted toward performance-based compensation, with particular emphasis on equity-based compensation, such that our named executive officers’ compensation has a direct link to the returns achieved by Holdings’ stockholders.

Determination of Compensation

The Board of Directors of Holdings (the “Holdings Board”), in consultation with Holdings’ primary stockholders, is responsible for establishing and making decisions with respect to our compensation and benefit plans generally, including all compensation decisions relating to our named executive officers. Mr. Slaine, our CEO, has significant influence on compensation decisions for our named executive officers. The Holdings Compensation Committee acts under the authority of the Holdings Board, and on occasion as requested or directed by the Holdings Board, compensation decisions may be considered and/or made by the Holdings Compensation Committee, which decisions may or may not be subject to further review and approval of the full Holdings Board.

Upon initial hiring, Holdings’ primary stockholders separately engaged in arms-length negotiations with each of our named executive officers. Each of these negotiations resulted in the execution of employment, non-interference, and equity award agreements, each of which is described in more detail below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header. The Holdings Board determined that the amounts and benefits payable pursuant to these agreements were necessary to entice the named executive officers to join the Company and also to ensure that the named executive officers remain properly motivated during their tenures with the Company. None of our named executive officers participated in any discussions of the Holdings Board concerning his own compensation, though both Mr. Slaine and Mr. Goor corresponded with individual members of the Holdings Board in negotiating their own agreements. Mr. Slaine was involved in the negotiations with Messrs. Chippari, Goor, Nadler, and Videtto.

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

Components of Compensation Established for the 2012 Fiscal Year

For the 2012 fiscal year, the compensation provided to our named executive officers generally consisted of base salary, annual bonuses, retirement benefits, and, in some cases, stock option grants and perquisites, each of which is described in more detail below. We believe that the relationship of fixed to variable compensation was properly balanced and provided us with an effective means to attract, motivate and retain our named executive officers, as well as reward them for creation of Holdings stockholder value. Each of our named executive officers was given an initial stock option grant. For some of our named executive officers this grant occurred in 2010 and for others the grant did not occur until 2011 or 2012. For our new executives who joined our company in 2010, the timing of the grant related to the date employment with us commenced and such grants were part of pre-employment negotiations.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts for each of our named executive officers were initially established under the named executive officer’s employment agreement. This initial amount forms the basis for base salary throughout a named executive officer’s tenure, with adjustments being made by the Holdings Board as and when appropriate, based on its consideration of, among other factors, the scope of the executive’s responsibilities, individual performance for the prior year, the mix of fixed compensation to overall compensation, and competitive market practices. Effective January 1, 2012, the annual base salaries of each of Messrs. Slaine, Chippari, Goor and Nadler were increased by the Holdings Compensation Committee by 3%. Mr. Videtto’s base salary was established at his time of hire based on its consideration of factors such as the scope of his roles and responsibilities, our overall compensation program and competitive market practices.

Annual Bonus

All of the named executive officers participated in the 2012 Corporate Bonus Plan. The Corporate Bonus Plan covers bonus-eligible corporate level employees (those employees whose business functions are not tied to a single business unit or geographic region). In his capacity as our Chief Executive Officer and as Chairman of our Board, Mr. Slaine was primarily responsible for the design of the 2012 Corporate Bonus Plan. Mr. Slaine worked closely with Mr. Chippari to develop 2012 fiscal year financial performance targets for the 2012 Corporate Bonus Plan, which were set at levels that corresponded to our 2012 corporate budget amounts. The proposed performance targets as well as the other features of the 2012 Corporate Bonus Plan were presented to and discussed with Messrs. Bingle and Neary (who are the two directors who constitute the Holdings Compensation Committee) as well as with certain other members of the Board of Directors. The Company’s Compensation Overview and Objectives (as further described above) were considered both in the selection of the performance measures (Bonus Plan Adjusted Revenue, Bonus Plan Adjusted EBITDA and Business Execution) as well as in the assessment of the appropriate level of growth over 2011 performance to be reflected in 2012 fiscal year performance targets. The Company fiscal year 2012 performance targets were set at levels that were aggressive and at the highest level of expected performance based on the information available at the time the targets were established.

The 2012 Corporate Bonus Plan provides for an annual cash incentive opportunity for participants equal to a specified percentage of base salary. After completion of discussions with the various directors regarding the overall parameters of the 2012 Corporate Bonus Plan, Mr. Slaine approved the individual bonus potential guidelines under the 2012 Corporate Bonus Plan for each of our named executive officers. For 2012, the target bonus potential for each named executive officer was as follows: 93% of base salary for Mr. Slaine, 70% of base salary for Mr. Chippari, 100% of base salary for Mr. Goor, 100% of base salary for Mr. Nadler, and 50% of base salary for Mr. Videtto. The 2012 percentages for Messrs. Slaine, Goor and Nadler were consistent with the percentages determined based on pre-employment arms length negotiations and specified in their respective employment contracts. Mr. Videtto’s 2012 target bonus percentage was established at his time of hire. All percentages reflect Mr. Slaine and/or the Holdings Compensation Committee’s consideration of factors such as the scope of his roles and responsibilities, our overall compensation program, and competitive market practice. Mr. Chippari’s 2012 target bonus percentage as established by Mr. Slaine, was 70%.

In 2012, two performance measures were specified under the 2012 Bonus Plan for our named executive officers: (i) Bonus Plan Adjusted Revenue, and (ii) Bonus Plan Adjusted EBITDA, weighted as follows:

Performance Measure	Weighting of Performance Measures as a percent of bonus opportunity:
Bonus Plan Adjusted Revenue	25%
Bonus Plan Adjusted EBITDA	75%

We believe that these two performance measures are consistent with the overall goals and long-term strategic direction that the Holdings’ stockholders and our Board of Directors have set for our Company and are closely related to or reflective of financial performance, operational improvements, growth and return to stockholders. Further, the combination of these performance measures limits the ability of an executive officer to be rewarded for taking excessive risk that may harm our company because manipulation of one performance measure could have the opposite effect on the other performance measures, and performance under all of these measures is required to maximize bonus payout.

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

Bonus Plan Adjusted EBITDA is calculated by adding to Net Income interest, income taxes, depreciation and amortization, stock-based compensation expenses, restructuring charges and benefits, adjustments related to the amortization of acquisition-related deferred revenue, and other non-cash, non-operational or non-recurring items. The Bonus Plan Adjusted Revenue and Bonus Plan Adjusted EBITDA are calculated using pre-determined, constant foreign exchange rates that eliminate the positive or negative impact during the performance period resulting from market fluctuations of foreign exchange rates. In addition, in calculating these amounts, transactional foreign exchange gain or loss is deducted. Transactional foreign exchange gain or loss is the foreign exchange gain or loss associated with transactions completed in a currency that differs from the functional currency of a particular business unit. Currency movements are not in the control of the Company or its management and, consequently we believe that it is reasonable that executives should be neither penalized nor rewarded for impacts caused by foreign exchange fluctuations. Likewise, and for similar reasoning, we believe that executives should not be penalized or rewarded for purchase price accounting impacts. In determining Bonus Plan Adjusted EBITDA, we also make the additional adjustments that track the adjustments that are permitted under our senior secured credit agreement for the purpose of calculating Adjusted EBITDA as defined in the credit agreement. Credit agreement Adjusted EBITDA figures prominently in our various credit agreement compliance covenants. Lastly, we adjusted for amounts approved by our Board of Directors for investment that were not in the 2012 budget. Finally, in calculating Bonus Plan Adjusted Revenue and Bonus Plan Adjusted EBITDA, we disregard the impact of any purchase price deferred revenue adjustments. We make these adjustments because we believe that reviewing business results without the impact of purchase price accounting and changing foreign currency exchange rates facilitates period-to-period comparisons of results from our underlying business.

Company performance against the objective quantitative Company performance targets are considered by Mr. Slaine and the other Holdings directors when determining the aggregate Corporate Bonus Pool funding level. The amount the Corporate Bonus Pool is funded is established at the sole discretion of the Holdings Board. When making its funding determination, in addition to consideration of actual performance against targets, the Holdings Board considers Mr. Slaine’s recommendations on funding provided to the Holdings Board in his capacity as Chief Executive Officer, including Mr. Slaine’s overall subjective assessment of the Company’s performance and the performance of his executive team as a whole. The Holdings Board also considers other factors it deems relevant in its business judgment.

In addition to overall bonus pool funding discretion, the bonus awarded to any individual under the 2012 Corporate Bonus Plan may be reduced or increased at the discretion of Mr. Slaine and the Holdings Board. The exercise of discretion in any given case is based on assessment of the named executive officer’s performance against individual performance goals communicated to the executive from time to time, performance relative to the group of executive officers, important contributions made during the year, and other factors the decision makers deems relevant it its or his business judgment. Individual performance goals are designed for the purpose of encouraging our named executive officers to focus on activities and initiatives that support our corporate strategy and overall Company financial performance.

Because of these elements of discretion, if the Company meets or exceeds established quantitative financial performance measure, the amount of bonus paid to any named executive officer may be less than his target opportunity. The same is true in reverse. That is, notwithstanding the failure of the Company to meet one or more established quantitative financial performance measures, the Chief Executive Officer and the Holdings Board may determine in its or his discretion to pay a bonus to one or more named executive officers.

The 2012 Company Financial Performance measures are as follows:

Performance Measure	Target (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$923,690
Bonus Plan Adjusted EBITDA	$354,483

Actual 2012 Company Performance was as follows:

Performance Measure	2012 Actual (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$881,445
Bonus Plan Adjusted EBITDA	$342,228

For 2012, the Company did not meet the quantitative Company financial performance targets. The Holdings Compensation Committee made a determination to exercise its discretion under the Plan to fund the bonus pool for bonus eligible employees at a level equal to approximately 40% of the funding that would have occurred had all quantitative financial performance targets been met. The Holdings Compensation Committee made a determination to pay Messrs. Slaine, Chippari, Goor, Nadler, and Videtto discretionary annual bonuses in the amounts of $246,755, $350,000, $205,000, $290,000 and $140,000, respectively, based on Mr. Slaine’s and the Holdings Compensation Committee’s assessment of the named executive officer’s performance of his duties and individual contributions (other than in the case of Mr. Slaine, with respect to whom such assessment was made solely by the Holdings Compensation Committee) during 2012. Individual performance was assessed based on the executive’s effectiveness in carrying out his duties, individual performance relative to peers, and his contributions made during the year to Company financial performance and advancement of Company strategy. Measures considered included an executive’s (1) successful and timely advancement of key initiatives such as the development of a unified technology infrastructure and the achievement of operational efficiencies; (2) development and implementation of revenue growth strategies (both domestic and international); (3) new or enhanced product innovation, efficient product development and time to market; (4) efficient allocation of capital resources; (5) market penetration; (6) new customer development and customer retention; (6) development and management of key employees; (7) improvement of operational administration; and (8) supporting and coordinating activity across business lines and functional areas.

In addition, Mr. Chippari received a $100,000 discretionary special bonus on December 31, 2012, in recognition of his exceptional contributions relating to the December 2012 notes offering and recapitalization.

Equity Compensation

Holdings maintains the Igloo Holdings Corporation 2010 Stock Incentive Plan, the terms of which are described below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header. Our named executive officers have each received stock option grants. These grants were designed to be grants of a significant and meaningful equity interest. These stock option grants are intended to provide our named executive officers with a vested interest in the success of the Company and to align their interests with those of Holdings’ stockholders. The stock options generally vest partially based on continued service during a fixed period of time and partially based on the achievement of certain net return or internal rate of return (IRR) thresholds by Holdings’ primary stockholders upon the occurrence of one or more liquidity events. The Holdings Board believes that these vesting conditions properly motivate management to maximize the return received by Holdings’ primary stockholders and also will serve as a means of retaining key management talent. The Holdings Board has determined that annual stock option grants are not necessary to motivate the named executive officers and believes that the original grants were set at levels that will appropriately motivate our named executive officers to achieve a liquidity event for Holdings’ stockholders, given that their holdings will remain illiquid until the occurrence of such a liquidity event. From time to time, the Holdings Board reviews the outstanding existing equity grants held by the named executive officers for the purpose of assessing if an executive’s current grant size continues to be appropriate based on changes to the named executives duties and responsibilities, changes to the competitive market for similar executive talent, or internal pay equity considerations among the named executive officers and other key members of management. As a result of such exercise, in May 2012, following his appointment to Managing Director, Asia Pacific, the Holdings Compensation Committee granted stock options to purchase 1,500,000 shares of Holdings’ common stock to Mr. Videtto, 50% of which will vest over five years based on continued service with the Company, and 50% of which will vest upon the occurrence of certain liquidity events based on the return on invested capital received by Holdings’ private equity sponsors. The terms of these options are described in more detail below under the “Grant of Plan-Based Awards” header.

In December 2012, the Holdings Board determined that it was advisable and appropriate to make certain equitable adjustments to outstanding stock options granted pursuant to the Igloo Holdings Corporation 2010 Stock Incentive Plan, including those held by the named executive officers, in connection with the extraordinary cash dividend declared by the Holdings Board on December 18, 2012. For named executive officers other than Mr. Slaine, (i) each option subject to performance-based vesting criteria was equitably adjusted by reducing the per share exercise price by $0.30 and (ii) each option subject to time-based vesting criteria was equitably adjusted through the payment of a cash amount equal to the aggregate amount of the extraordinary cash dividend that would have been received had such options been exercised with respect to all the underlying shares (whether vested or unvested) immediately prior to the extraordinary dividend record date. With respect to Mr. Slaine, who holds only performance-based options, the Holdings Board determined that it was advisable and appropriate to enter into a letter agreement with Mr. Slaine, which agreement amended the terms of his employment agreement and option agreement, to provide for an equitable adjustment in connection with the extraordinary cash dividend consisting of a reduction in the per share exercise price of each option by an amount equal to two-thirds of the per share amount of the extraordinary cash dividend, as well as a cash payment representing one-third of the per share amount of the extraordinary cash dividend with respect to each option. Absent the letter agreement, Mr. Slaine would have been entitled to receive a cash payment with respect to each of his options equal to the per share amount of the extraordinary cash dividend.

As described in more detail below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header, the cash payments attributable to time-based options are subject to the same vesting schedule as the underlying time-based options, and the cash payment payable to Mr. Slaine is subject to a monthly vesting schedule, in each case subject to a named executive officer’s continued employment with Holdings through each applicable vesting date, which the Holdings Board believes will serve as a means of retaining key management talent.

Employment Agreement with Mr. Videtto

On February 6, 2012, we entered into an employment agreement with Mr. Videtto, which contains substantially similar terms to the employment agreements we previously entered into with Messrs. Slaine, Chippari, Goor and Nadler, except that Mr. Videtto’s employment agreement provides for an annual base salary of no less than $375,000 and a target bonus equal to 50% of his then-current base salary, as well as certain perquisites related to Mr. Videtto’s assignment in Hong Kong, as described in more detail below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header. We determined that it was advisable and appropriate to enter into this agreement with Mr. Videtto to ensure that the compensation and benefits provided to Mr. Videtto were competitive and to ensure that we have adequate protection in the form of restrictive covenants following a termination of employment.

Increases in Base Salaries Effective January 1, 2013

In December 2012, the Holdings Compensation Committee voted to increase the base salaries of Messrs. Slaine, Chippari, Goor, Nadler and Videtto by 2%, effective January 1, 2013. In making these determinations, the Holdings Compensation Committee and Mr. Slaine, as applicable, reviewed and considered the current compensation levels of these executives, including base salary as well as such additional information as the decision maker deemed necessary or relevant to an assessment of the base salaries of the executives, including, without limitation, the intense competition for executives with the specialized experience and expertise required to implement the Company’s business plan and to expand the business, the key role of the executives to the Company’s continuing success, competitive compensation data and cost-of-living changes.

Retirement Benefits

In 2012, we provided retirement benefits to our named executive officers through a defined contribution 401(k) plan. 401(k) matching contributions earned by each named executive officer in 2012 are shown in the “Summary Compensation Table” and the associated footnotes below. Our named executive officers are not eligible to participate in any other pension, deferred compensation or supplemental executive retirement plans.

Other Benefits

In 2012, our named executive officers were eligible to receive the same basic benefits that were available to our other employees. We also provide certain perquisites to Mr. Videtto who was asked to relocate to Hong Kong, which include a housing allowances and cost of living adjustments. We determined that these benefits were necessary to entice Mr. Videtto to accept the position in Hong Kong.

Compensation Risk Management

The Holdings Board has reviewed our overall compensation policies and practices to determine whether those policies and practices are reasonably likely to have a material adverse effect on us and has concluded that they are not reasonably likely to have a material effect on us.

COMPENSATION COMMITTEE REPORT

The Holdings Board has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, for the fiscal year ended December 31, 2012. Based on the review and discussion, the Holdings Board recommended to our Board that the CD&A be included in this Form 10-K.

Respectfully submitted,

BOARD OF DIRECTORS OF IGLOO HOLDINGS CORPORATION
Mason Slaine, Chairman
Michael Bingle Cary Davis Sean Delehanty James Neary Joseph Osnoss Andrew Prozes Chandler Reedy

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation of our principal executive officer, our principal financial officer and other named executive officers for the fiscal years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Mason Slaine	2012	663,320	246,755		4,126,427	(2)	—	3,125	5,039,627
Chairman, President and Chief	2011	644,000	—		—		600,000	3,062	1,247,062
Executive Officer	2010	261,315	250,000		22,800,000		—	743,803	24,055,118
Vincent Chippari	2012	360,500	450,000	(1)	116,951	(2)	—	14,375	941,826
Senior Vice President and Chief	2011	350,000	8,000		157,500		250,000	14,088	779,588
Financial Officer	2010	65,064	82,603		1,080,000		—	118,470	1,346,137
Alexander Goor	2012	515,000	205,000		2,793,527	(2)	—	14,375	3,527,902
Chief Information Officer	2011	500,000	—		—		500,000	14,088	1,014,088
	2010	182,051	233,550		13,810,481		—	4,776	14,230,858
Jay Nadler	2012	412,000	290,000		157,247	(2)	—	14,375	873,622
Chief Operating Officer	2011	400,000	—		—		400,000	14,088	814,088
	2010	74,359	124,520		3,397,500		—	929	3,597,308
Daniel Videtto (4)	2012	281,250	140,000		969,084	(5)	—	333,339	1,723,673
Managing Director, Asia Pacific

(1)	Amount reported in this column includes a special bonus in the amount of $100,000 paid to Mr. Chippari on December 31, 2012 in recognition of his contributions relating to the December 2012 notes offering. For more information, refer to the “Bonus” section of the “Compensation Discussion and Analysis” above.

(2)	Amounts reported represent the stock-based compensation resulting from the modification of outstanding options in connection with the Company’s payment of an extraordinary dividend to stockholders of record as of December 19, 2012. For information on the valuation assumptions with respect to payments made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. For more information on the treatment of the named executive officers’ options in connection with the extraordinary dividend, refer to the discussion below under “—Executive Compensation—Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Cash Award and Stock Option Price Adjustment.”
(3)	The table below shows the components of this column for 2012, which include our contributions under certain qualified defined contribution plans and certain perquisites:

Name	Interactive Data Retirement Plan Contribution (a)	Director Fees		Tax Gross-Ups		Other Perquisites		Total-All Other Compensation
Mason Slaine	3,125	—				—		3,125
Vincent Chippari	14,375	—				—		14,375
Alexander Goor	14,375	—				—		14,375
Jay Nadler	14,375	—				—		14,375
Daniel Videtto	12,266	30,000	(b)	79,573	(c)	211,500	(d)	333,339

(a)	As of the end of 2012, the named executive officers were vested in the following portions of the company contributions to their 401(k) accounts: Messrs. Slaine, Chippari, Goor, and Nadler—66.67%; Mr. Videtto 0%.
(b)	Represents fees earned by Mr. Videtto in 2012 for serving on the board of directors of Interactive Data Japan KK prior to the commencement of his employment relationship.
(c)	Includes (i) a $17,419 tax gross-up in respect of Mr. Videtto’s cost of living adjustment and (ii) a $62,154 tax gross-up in respect of Mr. Videtto’s housing allowance.
(d)	Includes (i) a $144,000 housing allowance and (ii) a $67,500 cost of living adjustment, each related to Mr. Videtto’s assignment to Hong Kong.
(4)	Mr. Videtto’s employment as our Managing Director, Asia Pacific commenced on April 1, 2012. Prior to this appointment, Mr. Videtto served as non-executive chairman of the board of directors of Interactive Data Japan KK, a Company subsidiary.
(5)	Represents the aggregate grant date fair value of 1,500,000 option awards granted to Mr. Videtto in May 2012, as well as the aggregate grant date fair value of the stock-based compensation resulting from the modification of outstanding options in connection with the Company’s payment of an extraordinary dividend to stockholders of record as of December 19, 2012. For information on the valuation assumptions with respect to awards and payments made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. For more information on the treatment of Mr. Videtto’s options in connection with the extraordinary dividend, refer to the discussion below under “—Executive Compensation—Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Cash Award and Stock Option Price Adjustment.”

Grant of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the fiscal year ended December 31, 2012:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Number of Option Awards (1) (#)	Exercise Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Mason Slaine	CBP	—	—	616,888	—	—	—	—
	SIP/DIV	12/18/2012		—	—	—	—	4,126,427	(2)
Vincent Chippari	CBP	—	—	252,350	—	—	—	—
	SIP/DIV	12/18/2012	—	—	—	—	—	116,951	(2)
Alexander Goor	CBP	—	—	515,000	—	—	—	—
	SIP/DIV	12/18/2012	—	—	—	—	—	2,793,527	(2)
Jay Nadler	CBP	—	—	412,000	—
	SIP/DIV	12/18/2012	—	—	—	—	—	157,247	(2)
Daniel Videtto	CBP	—	—	187,500	—	—	—	—
	SIP	5/18/2012	—	—	—	750,000	1.18	615,000	(3)
	SIP	5/18/2012	—	—	—	750,000	0.88	270,000	(3)
	SIP/DIV	12/18/2012	—	—	—	—	—	84,084	(2)

CBP—Interactive Data Corporation 2012 Company Bonus Plan

SIP—Igloo Holdings Corporation 2010 Stock Incentive Plan

SIP/DIV—Igloo Holdings Corporation 2010 Stock Incentive Plan (extraordinary dividend payment)

(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.
(2)	Amounts reported represent the aggregate grant date fair value of the aggregate grant date fair value of the stock-based compensation resulting from the modification of outstanding options in connection with the Company’s payment of an extraordinary dividend to stockholders of record as of December 19, 2012. For information on the valuation assumptions with respect to payments made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. For more information on the treatment of the named executive officers’ options in connection with the extraordinary dividend, refer to the discussion below under “—Executive Compensation—Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Cash Award and Stock Option Price Adjustment.”
(3)	Represents the aggregate grant date fair value of option awards granted to Mr. Videtto in 2012, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. 50% of Mr. Videtto’s options will vest over 5 years based on continued service with the Company, and 50% vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon, the occurrence of certain “liquidity events” set forth in the applicable option agreement. The exercise price applicable to Mr. Videtto’s performance-based options was subsequently adjusted in connection with the extraordinary dividend. For more information on the treatment of Mr. Videtto’s options in connection with the extraordinary dividend, refer to the discussion below under “—Executive Compensation— Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Cash Award and Stock Option Price Adjustment.”

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

2010 Stock Incentive Plan

Holdings maintains its 2010 Stock Incentive Plan, (as amended on September 15, 2010, and January 5, 2011) pursuant to which 135,396,876 shares of Holdings’ common stock (subject to adjustment for certain corporate transactions) are reserved for issuances of stock-based awards to our employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The 2010 Stock Incentive Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of stock acquired pursuant to awards granted under the 2010 Stock Incentive Plan are subject to certain transfer restrictions and repurchase rights set forth in the 2010 Stock Incentive Plan and a stockholders agreement between Holdings and its stockholders. See the “Equity Compensation” section of the “Compensation Discussion and Analysis” above for details on option grants to named executive officers in 2012.

Cash Award and Stock Option Price Adjustment

In connection with the extraordinary cash dividend declared by the Holdings Board on December 18, 2012, the options held by the named executive officers (other than Mr. Slaine) were equitably adjusted by (i) reducing the per share exercise price of each performance-based option by $0.30, and (ii) providing each of the named executive officers with a cash payment in lieu of a reduction in the per share exercise price of each time-based option, equal to the aggregate amount of the extraordinary cash dividend that a named executive officer would have received had such named executive officer exercised all time-based options with respect to all the underlying shares (whether vested or unvested) immediately prior to the extraordinary dividend record date. The portion of the cash payment attributable to vested time-based options was paid following the extraordinary dividend record date, and the named executive officers shall vest in the remaining portions of the cash payment on each subsequent vesting date for the underlying options, in each case, in an amount equal to the portion of the cash payment attributable to the time-based options that vest on such vesting date, subject to such named executive officer’s continued employment with Holdings on each such date.

In connection with the extraordinary dividend, Holdings entered into a letter agreement with Mr. Slaine, which amended the terms of his employment agreement and the option agreement between Holdings and Mr. Slaine to provide that, in connection with the extraordinary cash dividend, the options subject to the option agreement (all of which are performance-based options) would be equitably adjusted (i) by reducing the per share exercise price of such options by $0.20 and (ii) by providing Mr. Slaine with a cash payment of $4,126,427, which payment will vest and become non-forfeitable on each monthly anniversary of July 29, 2010, subject to Mr. Slaine’s continued employment with Holdings on each such date.

Employment and Non-Interference Agreements

The Company or one of its subsidiaries is party to employment agreements with each of our named executive officers, each described in more detail below. The employment agreements provide that our named executive officers will be entitled to receive certain severance payments and benefits following a change in control and/or a termination of employment under certain conditions. See the “Potential Payments Upon a Termination or Change in Control” section for details on these provisions. Each of our named executive officers has entered into a confidentiality and non-interference agreement with the Company. Under those agreements, the named executive officers are subject to restrictions on competition and interference during their employment with the Company and for a period of between 12 and 24 months thereafter.

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

Chippari/Goor/Nadler/Videtto Employment Agreement Terms

Pursuant to their employment agreements with the Company, Messrs. Chippari, Goor, Nadler and Videtto are entitled to receive an annual base salary of no less than $350,000, $500,000, $400,000 and $375,000, respectively, and have a target annual bonus opportunity equal to 50%, 100%, 100% and 50%, respectively, of their base salary, which is payable subject to the achievement of annual corporate and individual performance objectives established for each such year. For fiscal 2012, Mr. Chippari’s target annual bonus opportunity was 70%. The change was made by Mr. Slaine in recognition of Mr. Chippari’s vital and increased role in the oversight and execution of our overall business strategy. Pursuant to his employment agreement, Mr. Videtto is also entitled to receive the following benefits related to his assignment in Hong Kong: (i) a cost-of-living adjustment of up to $90,000 (subject to annual review and adjustment for significant changes), (ii) a housing allowance of up to $16,000 per month, (iii) payment of reasonable relocation costs associated with Mr. Videtto’s move to Hong Kong, (iv) payment of repatriation costs associated with Mr. Videtto’s return to the United States upon completion of his Hong Kong assignment, (v) two round-trip “home leave” airplane tickets per year for each of himself, his spouse, and their children, and (vi) a tax equalization benefit for the duration of his Hong Kong assignment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers as of December 31, 2012.

			Option Awards(1)
			Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (6)		Option Exercise Price ($) (2)	Option Expiration Date
Name	Grant Date
Mason Slaine	8/4/2010	(3)	—	40,000,000	(7)	0.80	8/4/2020
Vincent Chippari	10/25/2010	(4)	433,333	566,667		1.00	10/25/2020
	10/25/2010	(5)	—	1,000,000		0.70	10/25/2020
	9/14/2011	(4)	33,333	91,667		1.10	9/14/2021
	9/14/2011	(5)	—	125,000		0.80	9/14/2021
Alexander Goor	9/15/2010	(4)	4,362,788	4,663,670		1.00	9/15/2020
	9/15/2010	(5)	—	18,052,917		0.70	9/15/2020
Jay Nadler	10/25/2010	(4)	225,000	1,275,000		1.00	10/25/2020
	10/25/2010	(5)	—	4,500,000		0.70	10/25/2020
Daniel Videtto	4/8/2011	(4)	16,666	33,334		1.00	4/8/2021
	4/8/2011	(5)	—	50,000		0.70	4/8/2021
	5/18/2012	(4)	—	750,000		1.18	5/18/2022
	5/18/2012	(5)	—	750,000		0.88	4/8/2021

(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.

(2)	The exercise prices of our stock options were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by the Board in good faith, based on all available facts and circumstances, including the price paid by Holdings’ primary shareholders for each share of Holdings’ common stock in connection with the Merger. In connection with the extraordinary dividend, the exercise prices of certain stock options were equitably adjusted such that (i) the per share exercise price of Mr. Slaine’s options was reduced by $0.20 and (ii) the per share exercise price of the other named executive officer’s performance-based options was reduced by $0.30. For more information on the adjustment to the named executive officers’ options, refer to the discussion above under “—Executive Compensation—Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Stock Option Price Adjustment.”
(3)	Mr. Slaine’s options are subject to time—and performance-based vesting, both dependent on the total return received (or deemed received) by the Igloo Holdings Corporation private equity sponsors on their initial investment in Holdings on the occurrence of certain events, such as a change in control or an initial public offering of Igloo Holdings Corporation.
(4)	These time-based options vest over 5 years based on continued service with the Company.
(5)	These performance-based options vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreements.
(6)	In connection with the extraordinary dividend declared on December 18, 2012, each unvested time-vested option currently provides for the holder to be paid an amount equal to $0.309 per share on the applicable vesting date of the option.
(7)	In connection with the extraordinary dividend declared on December 18, 2012, the options held by Mr. Slaine were amended to provide Mr. Slaine with a cash payment of $4,126,427, which payment will vest and become non-forfeitable on each monthly anniversary of July 29, 2010, subject to Mr. Slaine’s continued employment with Holdings on each such date.

Option Exercises in 2012

The following table sets forth the value realized by each of our named executive officers as a result of the exercise of options during the fiscal year ended December 31, 2012.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mason Slaine	—	—
Vincent Chippari	—	—
Alexander Goor	—	—
Jay Nadler (1)	750,000	115,875
Daniel Videtto	—	—

(1)	On March 25, 2012, Mr. Nadler exercised 637,500 options with an exercise price of $1.00 and a fair value as of date of exercise of $1.15, and on June 25, 2012, Mr. Nadler exercised 112,500 options with an exercise price of $1.00 and a fair value as of date of exercise of $1.18. The amount shown in the Value Realized on Exercise column equals the number of options exercised multiplied by the difference between the fair value of a share of Holdings common stock at the time of exercise and the stock option exercise price.

Potential Payments Upon a Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits as described below. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) a change in control (as such term is defined in the Holdings 2010 Stock Incentive Plan), (ii) any resignation without good reason, (iii) an involuntary termination without cause or a resignation for good reason, (iv) a termination by reason of an executive’s death or disability and (v) a termination for cause. The amounts shown assume that the applicable triggering event occurred on December 31, 2012, and therefore are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Under the terms of their respective employment agreements, if any of Messrs. Slaine, Chippari, Goor, Nadler and Videtto is terminated by the Company without cause or by the executive for good reason, the executive will be entitled to receive, subject to his execution of a general release in favor of the Company and its affiliates and continued compliance with the terms of his confidentiality and non-interference agreement, (i) continuation of base salary (or in the case of Mr. Goor, an amount equal to two times the sum of his base salary and the greater of his annual bonus for the year prior to termination and $500,000) for 12 months following the date of termination (or, in the case of Mr. Slaine, for a period of up to 24 months if his noncompete is extended), (ii) any unpaid bonus from a previous completed fiscal year, and (iii) reimbursement of COBRA premiums for up to 12 months. Under such circumstances, Messrs. Slaine and Nadler are also entitled to receive a pro rata bonus for the year of termination, assuming certain performance targets are met. If any of Messrs. Slaine, Chippari, Goor, Nadler and Videtto is terminated on account of death or disability, he will, subject to his (or his estate’s) execution of a general release in favor of the Company and its affiliates, be entitled to any accrued obligations and any unpaid bonus for the completed fiscal year that has ended prior to the date of termination, and in the case of Messrs. Slaine and Nadler, a pro rata bonus for the year of termination, based on the achievement of target performance for such year.

Pursuant to the terms of the named executive officers’ option agreements, performance-based options vest upon the occurrence of certain liquidity events based on either (i) the total return received (or deemed received) by Holdings’ private equity sponsors on their initial investment in Holdings (in the case of Mr. Slaine) or (ii) the return on invested capital received by Holdings’ private equity sponsors (in the case of the other named executive officers), in each case in connection with such event. In addition, performance-based options held by Messrs. Chippari, Nadler and Videtto will vest upon a termination without cause or for good reason (good reason only applies to Mr. Nadler and one of Mr. Chippari’s grants) within the one-year period following a change in control which does not constitute a liquidity event pursuant to the terms of the option agreements. For a discussion of the treatment of time-based options upon certain terminations of employment, please refer to the table below and the associated footnotes.

The table does not include any amounts related to vested options that the named executive officer would have been entitled to receive on December 31, 2012, regardless of whether a termination event occurred December 31, 2012. The number of vested options held by each named executive officer as of December 31, 2012 is set forth in the “Outstanding Equity Awards at Fiscal Year-End Table” above.

		Triggering Event
Name	Compensation Element	Change in Control ($)	Without Good Reason ($)	For Good Reason/ Without Cause ($)	Death or Disability ($)	For Cause ($)
Mason Slaine	Cash Severance (1)	—	—	663,320	—	—
	Pro Rata Bonus (2)	—	—	616,888	616,888	—
	Exit-Based Option Acceleration (9)	10,599,120	—	10,599,120	10,599,120	—
	Benefits Continuation (3)	—	—	21,357	—	—
	Dividend Payment Acceleration (4)	2,200,761	—	—	—	—
	Total	12,799,881	—	11,900,685	11,216,008	—
Vincent Chippari	Cash Severance (5)	—	—	360,500	—	—
	Time-Based Option Acceleration (6)	102,000	—	—	—	—
	Exit-Based Option Acceleration (9)	64,550	—	—	—	—
	Benefits Continuation (3)	—	—	21,607	—	—
	Dividend Payment Acceleration (4)	208,900	—	—	—	—
	Total	375,450	—	382,107	—	—
Alexander Goor	Cash Severance (7)	—	—	2,030,000	—	—
	Time-Based Option Acceleration (6)	839,461	—	—	—	—
	Exit-Based Option Acceleration (9)	1,060,389	—	—	—	—
	Benefits Continuation (3)	—	—	39,030	—	—
	Dividend Payment Acceleration (4)	1,489,881	—	—	—	—
	Total	3,389.731	—	2,069,030	—	—
Jay Nadler	Cash Severance (5)	—	—	412,000	—	—
	Pro Rata Bonus (2)	—	—	412,000	412,000	—
	Time-Based Option Acceleration (6)	264,320	—	—	—	—
	Exit-Based Option Acceleration (9)	229,500	—	—	—	—
	Benefits Continuation (3)	—	—	21,607	—	—
	Dividend Payment Acceleration (4)	406,195	—	—	—	—
	Total	900,015	—	845,607	412,000	—
Daniel Videtto	Cash Severance (5)	—	—	375,000	—	—
	Time-Based Option Acceleration (6)	6,000	—	—	—	—
	Exit-Based Option Acceleration (9)	30,470	—	—	—	—
	Benefits Continuation (3)	—	—	24,921	—	—
	Dividend Payment Acceleration (4)	242,427	—	—	—	—
	Total	278,897	—	399,921	—	—

1)	The default provision under Mr. Slaine’s employment agreement entitles him to continue to receive his base salary for a period of 12 months following a termination by the Company without cause or by Mr. Slaine for good reason, and the table above is based on the default. However, the Company may elect to extend Mr. Slaine’s non-competition obligations, in which case he will receive continuation of base salary for 24 months following termination and his cash severance would then equal $1,326,640.

2)	Upon a termination without cause, for good reason or as a result of death or disability, Messrs. Slaine and Nadler are entitled to a pro rata target bonus for the year of termination. The pro rata bonus amounts listed represent Mr. Slaine’s and Mr. Nadler’s 2012 target Annual Bonuses.
3)	Represents the estimated cost to provide health, dental, and vision care (where applicable) to the executive (and family where applicable) for 12 months, and in the case of Mr. Goor represents the estimated cost to provide health care to Mr. Goor and his family for a period of 24 months following termination.
4)	Represents the value of unvested cash payments awarded in respect of the named executive officers’ time-based options (or, in the case of Mr. Slaine, all options) in connection with the extraordinary dividend, which payments will vest and be paid upon the occurrence of a change in control.
5)	Upon a termination without cause or for good reason, Messrs. Chippari, Nadler and Videtto will be entitled to a continuation of their base salary for 12 months.
6)	Pursuant to the terms of the stock option grant agreements with Messrs. Chippari, Nadler and Videtto, upon a termination without cause within the one-year period following a change in control, all time-vesting stock options that had not previously vested prior to the date of termination shall vest in full. In the case of Mr. Goor, upon the occurrence of a change in control, all time-vesting stock options that had not previously vested prior to the date of the change in control shall vest in full. In the event a change in control had occurred on December 31, 2012, such event would have resulted in the vesting of time-based stock options to purchase 4,663,670 shares of Holdings common stock for Mr. Goor. In the event a change in control had occurred on December 31, 2012 and the named executive officer was terminated without cause (or in the case of Nadler and Chippari’s October 2010 grant, the named executive officer resigned for good reason), such event(s) would have resulted in the vesting of time-based stock options to purchase 566,667 shares of Holdings common stock for Mr. Chippari, 1,275,000 shares of Holdings common stock for Mr. Nadler, and 783,333 shares of Holdings common stock for Mr. Videtto. The amount shown is this row is the number of shares underlying time-based stock option(s) that were unvested as of December 31, 2012 multiplied by the positive difference between the estimated fair market value of a share of Holdings common stock on December 31, 2012 ($1.18 per share) and the per share exercise price. Estimated fair market value of a share of Holdings common stock for purposes of the amounts included in the table was determined by management using the same methodology used to determine grant date fair value, however, no discount was applied for lack of marketability. For information on the valuation assumptions with respect grant date fair value, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The marketability discount was not applied because if a change in control is assumed to have occurred on December 31, 2012, a marketability discount would de facto not be applicable.
7)	Upon a termination without cause or for good reason, Mr. Goor is entitled to an amount equal to two times the sum of (i) his then current base salary, and (ii) the greater of the annual bonus earned in the calendar year prior to termination and $500,000, payable in monthly installments over the 24-month period following his termination of employment.
8)	In the event that Mr. Slaine’s employment terminated without cause, for good reason or due to death or disability as of, or a change in control had occurred on, December 31, 2012, the internal rate of return deemed to have been received by the stockholders of Holdings in connection with such event would have resulted in the vesting of stock options to purchase 27,892,421 shares of Holdings’ common stock. The amount shown is this row is the number of shares underlying these stock options multiplied by positive difference between the fair market value of a share of Holdings’ common stock on December 31, 2012 ($1.18 per share) and the per share exercise price of the stock options ($0.80 per share). The number of shares deemed vested as of December 31, 2012 was determined by reference to the vesting percentage formula set forth in the option grant agreement and management’s estimation of the annual compounded internal rate of return to the Sponsors as of December 31, 2012.
9)	In the event that a change in control had occurred on December 31, 2012, the return deemed to have been received by the stockholders of Holdings in connection with such change in control would have resulted in the vesting of exit vesting stock options to purchase 137,667 shares of Holdings common stock for Mr. Chippari, 2,209,145 shares of Holdings common stock for Mr. Goor, 550,667 shares of Holdings common stock for Mr. Nadler, and 97,896 shares of Holdings common stock for Mr. Videtto. The amount shown is this row is the number of shares underlying the stock option(s) multiplied by the positive difference between the estimated fair market value of a share of Holdings common stock on December 31, 2012 ($1.18 per share) and the per share exercise price. Estimated fair market value of a share of Holdings common stock determined by management using the same methodology used to determine grant date fair value, however, no discount was applied for lack of marketability. For information on the valuation assumptions with respect grant date fair value, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The marketability discount was not applied because if a change in control is assumed to have occurred on December 31, 2012, a marketability discount would de facto not be applicable. The number of shares deemed vested as of December 31, 2012 was determined by reference to the vesting percentage formula set forth in the applicable option grant agreement and management’s estimation of the Sponsors’s net return on invested capital as of December 31, 2012.

DIRECTOR COMPENSATION

We did not provide any compensation to non-employee members of our board of directors for service on our board of directors and none of our non-employee directors received any cash or equity compensation during the year ended December 31, 2012.

As of December 31, 2012, Mr. Prozes held 273,333 shares of unvested restricted common stock of Holdings pursuant to the terms of a restricted stock grant issued to Mr. Prozes on May 13, 2011 under the Holdings 2010 Stock Incentive Plan.

Mr. Prozes serves on the Boards of Directors of Igloo Holdings, Igloo Intermediate and Interactive Data Corporation. On May 13, 2011, Holdings granted to Mr. Prozes 400,000 shares of restricted common stock of Holdings pursuant to the Holdings 2010 Stock Incentive Plan (the “Prozes Restricted Shares”), subject to a Restricted Stock Grant Notice and Agreement entered into by Mr. Prozes and Holdings (the “Prozes Grant Agreement”). Twenty percent of the Prozes Restricted Shares vested on May 13, 2012, with the remainder vesting in 48 substantially equal monthly installments thereafter, subject to his continued service on the Holdings board of directors through each vesting date. All of the Prozes Restricted Shares will vest in full upon a change in control of Holdings. Such shares are subject to transfer restrictions and repurchase rights following a termination of employment in accordance with the terms of the Holdings 2010 Stock Incentive Plan. In connection with the grant of the Prozes Restricted Shares, Mr. Prozes also entered into a confidentiality agreement. The Company has concluded that under US GAAP, primarily as a result of Mr. Prozes’s relationship with Holdings as well as the terms of the Prozes Grant Agreement, the Prozes Restricted Stock Units are not to be accounted for in the financial statements of the Company. It is the Company’s understanding that all accounting for the Prozes Restricted Shares will properly occur on the books of Holdings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Igloo Intermediate Corporation directly owns all of our issued and outstanding stock. All of the issued and outstanding capital stock of Igloo Intermediate Corporation is directly owned by Igloo Holdings Corporation, which we refer to as Holdings. All of the issued and outstanding capital stock of Igloo Holdings Corporation is owned, directly or indirectly, by the Sponsors and certain other investors to whom the Sponsors syndicated their investments through Igloo Co-Invest, LLC, whom we collectively refer to as the Investors, and certain members of our management and board of directors, whom we refer to as the Management Participants. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

All of Interactive Data Corporation’s issued and outstanding shares of capital stock have been pledged by Igloo Intermediate Corporation as collateral to the lenders under our senior secured credit facilities. If we were to default on our senior secured credit facilities, the lenders could foreclose on these shares of our common stock, which would result in a change of control.

The following table sets forth as of March 1, 2013 certain information regarding the beneficial ownership of the voting securities of Holdings by (a) each person known by us to beneficially own more than a five percent equity interest in of Holdings, (b) each member of our Board of Directors and Holdings’ Board of Directors, (c) all of our executive officers named in the “Summary Compensation Table” , (d) certain other executive officers, and (e) all of our executive officers and our directors and the directors of Holdings, as a group.

Name	Common Stock of Igloo Holdings Corporation Beneficially Owned	Percent of Outstanding Shares Beneficially Owned
Silver Lake Partners and affiliates (1) (3) 2775 Sand Hill Road, Suite 100 Menlo Park, CA 94025	821,754,225	60.1%
Warburg Pincus and affiliates (2) (3) 450 Lexington Avenue New York, NY 10017	765,215,532	56.0%
Mason Slaine (4)	27,500,000	2.0%
Vincent Chippari (7)	541,666	*
Michael Bingle (1) (3) (6)	821,754,225	60.1%
Cary Davis (2) (8)	765,215,532	56.0%
Sean Delehanty (1) (6)	821,754,225	60.1%
Alexander Goor (5)	11,964,551	*
Jay Nadler (11)	2,475,000	*
James Neary (2) (3) (8)	765,215,532	56.0%
Joseph Osnoss (1) (6)	821,754,225	60.1%
Andrew Prozes (9)	2,153,333	*
Chandler Joel Reedy (10)	821,754,225	60.1%
Daniel Videtto (12)	170,000	*
Directors and executive officers as a group, including those named above	1,373,659,972	100.0%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock of Igloo Holdings Corporation.
(1)	The shares of common stock of Igloo Holdings Corporation that are attributed to Silver Lake and affiliates consist of an aggregate of 555,880,073 shares directly held by Silver Lake Partners III, L.P. (“SLP III”) and 5,873,152 shares directly held by Silver Lake Technology Investors III, L.P. (“SLTI III” and, together with SLP III, “Silver Lake”) and 260,001,000 shares directly held by Igloo Co-Invest, LLC, a Delaware limited liability company (“Igloo Co-Invest”). The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P. (“SLTA III”). The general partner of SLTA III is SLTA III (GP), L.L.C. The sole member of SLTA III (GP), L.L.C. is Silver Lake Group, L.L.C. (“Silver Lake Group”). The managing member of Silver Lake Management Company III L.L.C. is Silver Lake Technology Management, L.L.C. (“SLTM”). The sole member of SLTM is Silver Lake Technology Management, L.P. (“SLTM LP”). The general partner of SLTM LP is SLTM GP, L.L.C. (“SLTM GP”). Silver Lake Group and SLTM GP are controlled by Michael Bingle, James Davidson, Egon Durban, Kenneth Hao, Glenn Hutchins, Greg Mondre and David Roux. As such, they may be deemed to have voting or investment power over the securities held by SLP III and SLTI III. Each of them, however, disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The address of the Silver Lake entities is 2775 Sand Hill Road Suite 100, Menlo Park, CA 94025. The managing member of Igloo Co-Invest is Igloo Manager Co-Invest, LLC, a Delaware limited liability company (“Igloo Manager”). SLTA III and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, Silver Lake Technology Associates III, L.P. may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. Silver Lake Technology Associates III, L.P. disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.

(2)	The shares of common stock of Igloo Holdings Corporation that are attributed to Warburg Pincus and affiliates consist of an aggregate of 489,552,882 shares directly held by Warburg Pincus Private Equity X, L.P. and 15,661,650 shares directly held by Warburg Pincus X Partners, L.P., both Delaware limited partnerships (together, “WP X”) and 260,001,000 shares directly held by Igloo Co-Invest. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of the WP X entities. Warburg Pincus X, LLC, a Delaware limited liability company (“WP X LLC”), is the general partner of WP X GP. Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners”), and a direct subsidiary of Warburg Pincus & Co., a New York general partnership (“WP”), is the sole member of WP X LLC. WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP X entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017. The managing member of Igloo Co-Invest is Igloo Manager. WP X GP and SLTA III each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, WP X GP may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. WP X GP disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(3)	Igloo Co-Invest, LLC is a Delaware limited liability company. The managing member of Igloo Co-Invest is Igloo Manager. Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to this right, each of Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. The current member of the management committee appointed by Silver Lake is Mr. Bingle. The current member of the management committee appointed by Warburg Pincus is Mr. Neary. Silver Lake Technology Associates III, L.P., Warburg Pincus X, LLC and Messrs. Bingle and Neary disclaim beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(4)	The shares of common stock of Igloo Holdings Corporation that are attributed to Mason Slaine consist of 21,000,000 shares directly held by Mr. Slaine, 4,000,000 shares directly held by The Mason Slaine 2010 Trust and 2,500,000 shares directly held by The David Slaine 2010 Trust, both trusts of which Mr. Slaine is the sole trustee. Mr. Slaine is the president, chief executive officer and chairman of the board of the company.
(5)	Mr. Goor is the chief information officer of the Company. Mr. Goor’s ownership consists of (i) 7,000,000 shares directly held by him, and (ii) 4,964,551 shares issuable upon the exercise of options which are exercisable as of April 29, 2013.
(6)	Messrs. Bingle, Delehanty and Osnoss, directors of the company, are each directors or managing directors of several Silver Lake entities. Mr. Bingle is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Bingle, Delehanty and Osnoss are included because of their affiliation with the Silver Lake entities. Messrs. Bingle, Delehanty and Osnoss disclaim beneficial ownership of all shares held by the Silver Lake entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.
(7)	Mr. Chippari is a senior vice president and the chief financial officer of the company. Mr. Chippari’s ownership consists of 541,666 shares issuable upon the exercise of options which are exercisable as of April 29, 2013.
(8)	Messrs. Davis and Neary, directors of the Company, are Managing Directors and Members of WP LLC. Mr. Neary is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Davis and Neary are included because of their affiliation with the Warburg Pincus entities. Messrs. Davis and Neary disclaim beneficial ownership of all shares held by the Warburg Pincus entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.

(9)	Mr. Prozes is a director of the Company. Mr. Prozes’s ownership consists of (i) 2,000,000 shares directly held by him plus (ii) the 153,333 shares that are vested as of April 29, 2013 under his May 13, 2011 restricted stock grant]. As of December 31, 2012, Mr. Prozes held 246,667 shares of unvested restricted common stock of Holdings pursuant to the Holdings 2010 Stock Incentive Plan.
(10)	Mr. Reedy is a director of the Company and a principal of WP LLC.
(11)	Mr. Nadler is the chief operating officer of the Company. Mr. Nadler’s ownership consists of (i) 750,000 shares held by Mr. Nadler directly and (ii) 1,3500,000 shares directly held by Nadler Family Investments LLC, of which Mr. Nadler is the sole member, and (iii) 375,000 shares issuable upon the exercise of options which are exercisable as of April 29, 2013.
(12)	Mr. Videtto is the Company’s managing director, Asia Pacific. Mr. Videtto’s ownership consists of 170,000 shares issuable upon the exercise of options which are exercisable as of April 29, 2013.

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders	—		—	—
Equity Compensation Plans not Approved by Securityholders (1)	128,110,457	(2)	$.82	6,372,252	(3)

Total	128,110,457		$.82	6,372,252

(1)	Since Holdings, our indirect parent, is a privately held corporation, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the 2010 Stock Incentive Plan of Holdings in August 2010 and the amendments thereto.
(2)	Represents options to purchase shares of common stock of Holdings and restricted stock units under the 2010 Stock Incentive Plan. Includes 273,330 shares of unvested restricted stock units granted to Mr. Prozes.
(3)	Represents shares reserved for issuance under the 2010 Stock Incentive Plan, as of December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Employment of Matthew Kim

Matthew Kim, the brother-in-law of Alexander Goor, our Chief Information Officer, was hired in September 2010 to serve as Senior Business Analyst and his title was subsequently changed to Director, Data Collection Operations of our pricing and reference data business. His current annual salary is $122,400. Mr. Kim earned an annual bonus for 2012 in the amount of $66,667 and received 401(k) retirement plan matching contributions in the amount of $4,500, with an additional annual basic company 401(k) retirement plan contribution of $1,500 to be paid in March 2013. Mr. Kim is entitled to future annual bonuses as well as company matching and basic annual contributions under our 401(k) retirement plan.

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

Item 14.	Principal Accountant Fees and Services [Open – Need 2012 amounts]

Independent Public Accounting Firm Fees and Services

The aggregate fees billed for professional services provided to us by Ernst & Young LLP, our independent registered public accounting firm, with respect to services performed in 2011 and 2012 were:

Type of Fees	2012	2011
Audit Fees	$1,435,000	$1,584,000
Audit-Related Fees	—	165,000
Tax Fees	288,000	210,000
All Other Fees	3,000	—

Total	$1,726,000	$1,959,000

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

•

“audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees.

•

“tax fees” are fees for tax compliance, tax advice, and tax planning services. Tax advice and tax planning services relate to certain international and domestic tax planning advice or tax return review.

•	“all other fees” are fees for any services not included in the first three categories.

Amounts disclosed do not include any amounts payable to Ernst & Young for services performed for Igloo Holdings Corporation financial statements.

The fees for 2012 in the above table have not yet all been billed by Ernst & Young LLP and reflect Ernst & Young LLP’s estimate of fees for 2012.

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

In 2012 and 2011, all services for which we engaged our independent registered public accounting firm were pre-approved by our Audit Committee, and no fees were provided under the de minimis exception to the Audit Committee pre-approval requirements in accordance with SEC rules and regulations.

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

(b).	Exhibits

The exhibits to this Form 10-K are listed below.

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg Investors LLC, Igloo Merger Corporation and Interactive Data Corporation (Exhibit 2.1 to Company’s Current Report on Form 8-K filed on May 5, 2010)

3.1	Amended and Restated Certification of Incorporation of Interactive Data Corporation (Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

3.2	Amended and Restated Bylaws of Interactive Data Corporation (Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.1	Indenture, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Senior Unsecured Notes (Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.2	Registration Rights Agreement, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, RBC Capital Markets Corporation, and Santander Investment Securities Inc. (Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.1	Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.2	First Refinancing Amendment, dated February 11, 2011 to Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Igloo Intermediate Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (filed as Exhibit 10.34 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

Exhibits

10.3	Second Refinancing Amendment, dated February 6, 2013 to Credit Agreement, dated July 29, 2010, by and among Igloo Intermediate Corporation, Interactive Data Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit10.1 to Company’s Current Report on Form 8-K filed on February 7, 2013)

10.4	Master Guarantee Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.5	Supplement to Master Guarantee Agreement, dated as of February 6, 2013, between BondEdge Solutions LLC and Bank of America, N.A., as administrative agent (filed as Exhibit10.2 to Company’s Current Report on Form 8-K filed on February 7, 2013)

10.6	Collateral Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.7	Copyright Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.8	Patent Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.9	Trademark Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.10	Intercompany Note, dated as of July 29, 2010, between Interactive Data Corporation, Igloo Merger Corporation, Igloo Holdings Corporation, and the subsidiaries of Interactive Data Corporation that are signatories thereto (Exhibit 10.7 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

Exhibits

10.11	Igloo Holdings Corporation 2010 Stock Incentive Plan (Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.12	Igloo Holdings Corporation Amendment No. 1 to 2010 Stock Incentive Plan (Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.13	Igloo Holdings Corporation Amendment No. 2 to 2010 Stock Incentive Plan, dated January 5, 2011 (filed as Exhibit 10.35 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.14	Form of Option Agreements (time vesting and performance vesting)**

10.15	Transaction and Management Fee Agreement, dated July 29, 2010, by and between Igloo Merger Corporation, Silver Lake Management Company III, L.L.C., which agreement was assumed by Interactive Data Corporation (Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.16	Shareholders Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, and the shareholders named therein (Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.17	Registration Rights Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Warburg Pincus Private equity X, L.P., Warburg Pincus X Partners, L.P., and certain other investors named therein (Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.18	Pensions Transitional Agreement, dated as of May 7, 2010, by and among Pearson plc, Pearson DBC Holdings Inc., Pearson Services Limited, Pearson Management Services Limited, Interactive Data Corporation, Interactive Data (Europe) Ltd., and Hg Investors LLC (Exhibit 10.14 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.19	Deed of Cessation of Participation, dated as of May 7, 2010, in respect of Pearson Group Pension Plan, by and among Pearson Services Limited, Pearson Group Pension Trustee Limited and Interactive Data (Europe) Ltd. (Exhibit 10.15 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.20	Employment Agreement, dated August 4, 2010, between Mason Slaine, Igloo Holdings Corporation and Interactive Data Corporation (Exhibit 10.16 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.21	Option Grant Notice and Agreement, dated August 4, 2010, between Mason Slaine and Igloo Holdings Corporation (Exhibit 10.17 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.22	Side Letter Agreement, dated August 4, 2010, by and among, Mason Slaine, The Mason Slaine 2010 Trust and the David Slaine 2010 Trust (Exhibit 10.18 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.23	Employment Agreement, dated September 17, 2010, between Vincent Chippari and Interactive Data Corporation (Exhibit 10.19 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.24	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 13, 2010, executed by Vincent Chippari (Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

Exhibits

10.26	Employment Agreement, dated September 15, 2010, between Alexander Goor and Interactive Data Corporation (filed as Exhibit 10.22 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.27	Confidentiality, Non-Interference and Invention Assignment Agreement, dated September 15, 2010, executed by Alexander Goor (filed as Exhibit 10.23 to Company’s Annual Report on Form 10-K filed on March 31, 2011) **

10.29	Employment Agreement, dated October 8, 2010, between Jay Nadler and Interactive Data Corporation (filed as Exhibit 10.25 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.30	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 8, 2010, executed by Jay Nadler (filed as Exhibit 10.26 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.31	Interactive Data Corporation Severance Plan for U.S. Employees**

10.32	Form of Sponsor Director Indemnification Agreement (filed as Exhibit 10.32 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.33	Sponsor Agreement dated March 28, 2011 (filed as Exhibit 10.33 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.34	Form of Confidentiality, Non-Interference and Invention Agreement (filed as Exhibit 10.34 to Company’s Annual Report on Form 10-K filed on March 16, 2012).

10.35	Employment Agreement, dated February 6, 2012 between Daniel Videtto and Interactive Data Corporation **

10.36	Letter Agreement by and between Daniel Videtto and Interactive Data Japan KK, dated April 5, 2011.**

10.37	Director Compensation Agreement, dated May 13, 2011, executed by Vincent Chippari (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.38	Restricted Stock Grant Notice and Agreement, dated May 13, 2011, by and between Igloo Holdings Corporation and Andrew Prozes (filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.39	Confidentiality Agreement, dated May 5, 2011, executed by Andrew Prozes (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.40	Letter Agreement by and between Igloo Holdings Corporation and Mason Slaine, dated December 18, 2012.**

21	Subsidiaries of the Company

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

101	The following materials from Interactive Data Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations, (ii) the Audited Consolidated Statements of Comprehensive Income (iii) the Audited Consolidated Balance Sheets, (iv) the Audited Consolidated Statement of Stockholders’ Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements, tagged as blocks of text.

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

**	Indicates Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/S/ MASON SLAINE
Mason Slaine
President, Chief Executive Officer and
Chairman of the Board

March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 13, 2013.

Signature	Title

/S/ MASON SLAINE Mason Slaine	President, Chief Executive Officer and Chairman of the Board

/S/ VINCENT A. CHIPPARI Vincent A. Chippari	Senior Vice President, Treasurer and Chief Financial Officer

/S/ MICHAEL BINGLE Michael Bingle	Director

/S/ CARY J. DAVIS Cary J. Davis	Director

/S/ SEAN DELEHANTY Sean Delehanty	Director

/S/ JAMES NEARY James Neary	Director

/S/ JOSEPH OSNOSS Joseph Osnoss	Director

/S/ ANDREW PROZES Andrew Prozes	Director

/S/ CHANDLER JOEL REEDY Chandler Joel Reedy	Director