Form 10-Q
period 2013-03-31
INTERACTIVE DATA CORP/MA/
filed 2013-05-08
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of May 3, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

REVENUE	$223,504	$216,532
COSTS AND EXPENSES:
Cost of services	73,890	74,674
Selling, general and administrative	63,733	68,608
Depreciation	11,046	9,644
Amortization	31,430	34,557

Total costs and expenses	180,099	187,483

INCOME FROM OPERATIONS	43,405	29,049
Interest expense, net	(35,209)	(37,824)
Other income, net	333	247
Loss on extinguishment of debt	(10,213)	—

LOSS BEFORE INCOME TAXES	(1,684)	(8,528)
Income tax (benefit) expense	(816)	264

NET LOSS	$(868)	$(8,792)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Net loss	$(868)	$(8,792)

Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(98)	60
Foreign currency translation adjustments	(52,184)	16,107
Pension adjustment, net of tax	(7)	(10)
Change in value of hedged interest rate caps, net of tax	2	(218)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	223

Total other comprehensive (loss) income, net of tax	(52,064)	16,162

Comprehensive (loss) income	$(52,932)	$7,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Unaudited March 31, 2013	Audited December 31, 2012

ASSETS
Assets:
Cash and cash equivalents	$223,234	$224,597
Short-term investments	12,702	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,548 and $5,718 at March 31, 2013 and December 31, 2012, respectively	148,655	134,855
Prepaid expenses and other current assets	20,250	25,021
Income tax receivable	6,249	6,253
Deferred tax assets	32,404	23,396

Total current assets	443,494	437,703

Property and equipment, net	145,844	142,920
Goodwill	1,618,717	1,640,541
Intangible assets, net	1,633,862	1,690,652
Deferred financing costs, net	39,348	44,854
Other assets	5,759	5,638

Total Assets	$3,887,024	$3,962,308

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$13,535	$17,323
Accrued liabilities	78,343	87,347
Borrowings, current	9,401	20,258
Interest payable	12,749	30,310
Income taxes payable	5,774	5,578
Deferred revenue	28,763	22,608

Total current liabilities	148,565	183,424

Income taxes payable	10,181	10,992
Deferred tax liabilities	602,664	604,322
Other liabilities	56,341	57,816
Borrowings, net of current portion and original issue discount	1,956,977	1,941,887

Total Liabilities	$2,774,728	$2,798,441

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at March 31, 2013 and December 31, 2012	—	—

Additional paid-in-capital	1,255,182	1,253,821
Accumulated loss	(123,430)	(122,562)

Accumulated other comprehensive (loss) income	(19,456)	32,608

Total stockholders’ equity	1,112,296	1,163,867

Total Liabilities and Equity	$3,887,024	$3,962,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss		Total Stockholders’ Equity

Balance, December 31, 2012	10	—	$1,253,821	$(122,562)	$32,608	$1,163,867
Stock-based compensation (Note 3)	—	—	1,919	—	—	1,919
Capital Reduction as a result of cash distributions owed to option holders	—	—	(322)	—	—	(322)
Tax impact resulting from cash distribution to option holders	—	—	(236)	—	—	(236)
Other comprehensive loss (Note 12)	—	—	—	—	(52,064)	(52,064)
Net loss	—	—	—	(868)	—	(868)

Balance, March 31, 2013	10	—	$1,255,182	$(123,430)	$(19,456)	$1,112,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(868)	$(8,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,476	44,201
Amortization of deferred financing costs and accretion of notes discounts	4,184	4,593
Deferred income taxes	(5,312)	(8,003)
Non-cash stock-based compensation (Note 3)	852	831
Non-cash interest expense	376	376
Provision for doubtful accounts and sales credits	939	4,054
Loss on dispositions of fixed assets	—	14
Loss on extinguishment of debt	10,213	—
Portion of insurance settlement related to property and equipment	(350)	—
Changes in operating assets and liabilities, net	(34,159)	(35,496)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,351	1,778

Cash flows from investing activities:
Purchase of property and equipment	(16,354)	(14,620)
Proceeds of insurance settlement related to property and equipment	350	—
Purchase of short-term investments	(3,335)	(14,677)
Proceeds from the sale of short-term investments	14,236	—

NET CASH USED IN INVESTING ACTIVITIES	(5,103)	(29,297)

Cash flows from financing activities:
Principal payments on long-term debt	(3,649)	(32,331)
Principal payments on capital leases	(98)	(89)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—
Payment of interest rate cap	(416)	(416)

NET CASH USED IN FINANCING ACTIVITIES	(5,172)	(32,836)

Effect of change in exchange rates on cash and cash equivalents	(9,439)	2,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,363)	(58,132)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,597	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,234	$204,020

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

3. Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Cost of services	$388	$269
Selling, general and administrative	1,972	562

Stock-based compensation expense before income taxes (a)	2,360	831
Income tax benefit	1,003	322

Stock-based compensation expense after income taxes	$1,357	$509

(a)	During the three months ended March 31, 2013, total stock compensation expense before income taxes was $2.6 million prior to the capitalization of $0.2 million as part of ongoing development initiatives.

There were no excess tax benefits related to the exercise of stock options in either the quarter ended March 31, 2013 or the quarter ended March 31, 2012.

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

For share-based awards granted during the three-month period ended March 31, 2013, the Board of Directors of the Company valued Holdings Common Stock at $1.00 per share. This share price was based on the results of a valuation analysis performed as of December 19, 2012, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards issued during the periods as identified. The Company’s Board of Directors determined that there were no indicators present on the date of the grants, or any time leading up to the date of the grants, that suggested that the fair market value (“FMV”) of $1.00 per share was not reasonable.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of March 31, 2013. This estimate is re-evaluated periodically to determine if an adjustment to the forfeiture assumptions is deemed necessary.

No expense was recognized during the three-month periods ended March 31, 2013 or 2012, for options with market-based and performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

Certain stock options held by executives are subject to call rights. The call rights permit Holdings to purchase, at its discretion, any shares exercised under these option awards at a per share price equal to the lower of the option exercise price or the fair market value if the executive voluntarily terminates his employment. These call rights lapse on a change in control or public offering of Holdings Common Stock.

The fair value of stock options granted during the quarter ended March 31, 2013 under the Holdings 2010 Stock Incentive Plan (the “Plan”) was estimated as of the grant date using the Black Scholes model for service-based options or Monte Carlo simulation model for awards with performance-based and market-based conditions, with the following assumptions:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk free interest rate	1.1%	1.3%
Expected term (in years)	5.8	6.1
Weighted average expected volatility	91.3%	82.2%
Expected dividend yield	0.0%	0.0%
Fair value of underlying Holdings shares	$1.00	$1.15

The weighted average grant-date fair value of options granted under the Plan for the quarter ended March 31, 2013 and 2012 was $0.51 and $0.61, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo simulation models used for each performance-based and market-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Holdings 2012 Recapitalization

As disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2012, in connection with the Holdings recapitalization transaction undertaken in December 2012, holders of options to purchase shares of Holdings Common Stock with service-based vesting conditions, received a cash distribution on the date of the recapitalization for any options that were vested and unexercised at that date. In addition, these holders will receive additional cash distributions prospectively as any outstanding and unvested options as of the date of the recapitalization transaction subsequently vest. The Company intends to calculate and pay these subsequent cash distributions on a quarterly basis to the qualified holders of such options. During the quarter ended March 31, 2013, the Company recorded stock compensation expense of $1.5 million related to options that vested during the period from December 19, 2012 through March 31, 2013.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the quarter ended March 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
	(in thousands, except per share data)
Outstanding at December 31, 2012	127,837	$0.82	7.9
Granted	1,560	1.00
Exercised	(468)	(1.00)
Forfeited	(637)	(0.93)
Expired	—	—

Outstanding at March 31, 2013	128,292	$0.83	7.7

Vested and unvested expected to vest at March 31, 2013	124,898	$0.82	7.7
Exercisable at March 31, 2013	16,453	$1.01	7.7

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and activity for restricted stock for the quarter ended March 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except per share data)
Unvested at December 31, 2012	$36,850	$0.66	N/A	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at March 31, 2013	$36,850	$0.66	N/A	—

The value of restricted stock was determined using methods similar to those used for options.

Restricted Stock Liability

Certain executives have purchased or been granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These shares are subject to certain transfer restrictions and repurchase rights that allow the Company, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. Furthermore, due to these repurchase features, 34.5 million of these share purchases are treated as early exercises of stock options for accounting purposes, assigned a grant-date fair value and recorded as a restricted stock liability. The repurchase rights lapse on a change in control or public offering of Holdings, at which point compensation expense associated with these awards, will be recognized. The remaining 2.4 million of these shares affords the holder contingent put rights which would require the Company to repurchase the shares at fair value in the event the individual is terminated without cause or resigns for reasons considered acceptable in the share purchase agreement. The accounting for these contingent repurchase rights requires that the proceeds from these share purchases be presented outside of stockholders’ equity. As a result of these repurchase features, the Company has recorded the $36.9 million in proceeds that Holdings received for these shares in Other liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

Unrecognized Compensation Expense

Total unrecognized compensation expense related to stock based awards at March 31, 2013 was $76.8 million comprised of unrecognized compensation expense, net of forfeitures. Of this amount, $46.5 million related to Holdings’ non-vested employee stock option plan, of which $11.3 million related to awards which become exercisable based on service based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 2.8 years and $35.2 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Holdings common stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. Of the remaining $30.3 million of unrecognized compensation expense, $25.3 million relates to Holdings restricted stock and $5.0 million relates to unpaid cash distributions on unvested options resulting from the Holdings 2012 recapitalization transaction discussed above. Compensation expense for Holdings restricted stock will be recognized upon a change in control or public offering of Holdings Common Stock, and compensation expense related to the Holdings 2012 recapitalization transaction will be recognized as the associated options vest.

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist primarily of cash deposits held at major financial institutions and money market fund investments. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the three months ended March 31, 2013, the Company received proceeds totaling $14.2 million from the sale of certain short-term investments that were held as of December 31, 2012.

During the three months ended March 31, 2013, the Company entered into an additional short-term investment with a total value of $3.3 million at March 31, 2013. Inclusive of this new short-term investment, the Company’s total balance of short-term investments was $12.7 million at March 31, 2013, which was composed of interest bearing term deposits with maturities of six months to one year, all of which have been classified as held to maturity. Interest received on these term deposits is recorded as interest income. These investments are recorded in Short-term investments on the Company’s Consolidated Balance Sheet at March 31, 2013.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of March 31, 2013:

	March 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash and Cash Equivalents	$223,234	$—	$—	$223,234
Short Term Investments	12,702	—	—	12,702
Other (1)	1,734	—	—	1,734
Interest Rate Cap – Derivative (2)	—	16	—	16

Total Assets	$237,670	$16	$—	$237,686

	March 31, 2013
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$1,734	$—	$—	$1,734
Contingent Consideration (3)	4,671	—	—	4,671

Total Liabilities	$6,405	$—	$—	$6,405

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2013. Refer to Note 14, “Derivatives,” below for further discussion and information.
(3)	Represents the estimated fair value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, recorded in Accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2013. This amount represents the final payment due under the Earn-Out clause of the purchase agreement and is deemed to approximate its fair value as it was calculated using observable inputs. The final amount was paid in April 2013.

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair values as follows:

	March 31, 2013
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$801,367

(1)	Excludes original issue discount.

The fair value of the Company’s Senior Notes due 2018 is based on market-based information available from public sources representing a Level 1 valuation.

6. Segment Information

The Company operates in two reportable operating segments: Pricing and Reference Data and Trading Solutions. The Company provides financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded funds (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; and 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three months ended March 31, 2013 and 2012.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenue (a):
Pricing and Reference Data	$157,476	$149,660
Trading Solutions	66,028	66,872

Total	$223,504	$216,532

Income from operations (b):
Pricing and Reference Data	$90,929	$80,441
Trading Solutions	10,755	9,937
Corporate and unallocated (c)	(58,279)	(61,329)

Total	$43,405	$29,049

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,403,547	$3,447,044
Trading Solutions	315,704	330,441
Corporate and unallocated (d)	167,773	184,823

Total	$3,887,024	$3,962,308

The following table reconciles income from operations to loss before income taxes (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Income from operations (b):	$43,405	$29,049
Interest expense, net	(35,209)	(37,824)
Other income, net	333	247
Loss on extinguishment of debt	(10,213)	—

Loss before income taxes	$(1,684)	$(8,528)

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations or the Segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income, income taxes and, for the quarter ended March 31, 2013, loss on extinguishment of debt.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

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

8. Income Taxes

For the three months ended March 31, 2013, the Company’s quarterly effective tax rate after discrete items was a 48.4% benefit compared with a 3.1% expense for the three months ended March 31, 2012. The Company’s estimated annual effective tax rate for the three months ended March 31, 2013, excluding discrete items, is a 46.9% expense. During the three months ended March 31, 2013, the Company recorded a net discrete benefit of $1.6 million which was primarily attributable to the 2012 U.S. Research and Development Credit which was extended by The American Taxpayer Relief Act of 2012 (“ATRA”) enacted on January 3, 2013, and the release of a foreign tax reserve, both of which were partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the estimated annual effective tax rate prior to discrete items in the quarter ended March 31, 2013, when compared with the quarter ended March 31, 2012, is primarily related to an expected increase in the full year taxable income in foreign jurisdictions in 2013 when compared with 2012, along with lower losses in the U.S. in 2013 when compared with 2012.

The Company has an income tax receivable balance of $6.2 million at March 31, 2013. This balance is composed of a U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s March 31, 2013 Condensed Consolidated Balance Sheet.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2013. As of March 31, 2013, the Company had approximately $11.6 million of net unrecognized tax benefits ($12.7 million on a gross basis) which would affect our effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.3 million of our current remaining unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million and $0.2 million were provided in income tax expense for uncertain tax positions for the three months ended March 31, 2013 and 2012, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at March 31, 2013 and December 31, 2012, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company’s federal tax returns for the tax years 2008 through 2010 are currently under examination by the Internal Revenue Service. State tax returns, for certain states, remain subject to examination for tax years 2006 through 2010.

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	March 31, 2013			December 31, 2012
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology	3.6 years	$190,142	$(155,263)	$34,879	$193,146	$(148,955)	$44,191
Customer lists	23.8 years	1,546,816	(189,143)	1,357,673	1,570,493	(174,712)	1,395,781
Definite-lived trademarks	7.1 years	1,500	(803)	697	1,500	(761)	739
Data/ databases	5.0 years	108,496	(57,865)	50,631	110,193	(53,260)	56,933
Exchange relationships	25.0 years	16,690	(1,780)	14,910	16,944	(1,638)	15,306

		1,863,644	(404,854)	1,458,790	1,892,276	(379,326)	1,512,950

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	175,072	—	175,072	177,702	—	177,702

Total		$2,038,716	$(404,854)	$1,633,862	$2,069,978	$(379,326)	$1,690,652

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/13	$93,393
For year ending 12/31/14	94,835
For year ending 12/31/15	82,210
For year ending 12/31/16	66,112
For year ending 12/31/17	65,783
For years thereafter	1,056,457

Total	$1,458,790

The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2013 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total

Balance as of December 31, 2012	$1,527,033	$113,508	$1,640,541

Impact of change in foreign exchange rates (a)	(20,039)	(1,785)	(21,824)

Balance as of March 31, 2013	$1,506,994	$111,723	$1,618,717

(a)	Foreign currency translation adjustments totaling a decrease of $21.8 million primarily reflects the strengthening of the U.S. Dollar against the U.K. pound and the Euro during the quarter ended March 31, 2013.

10. Stockholders’ Equity

As of March 31, 2013 and 2012, 10 shares of the Company’s common stock were issued and outstanding to Intermediate at $0.01 par value.

In December 2012, Holdings issued $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture dated as of December 18, 2012 (the “Toggle Notes Indenture”). Holdings used a portion of the net proceeds of $339.0 million from this debt issuance to fund a cash dividend to its stockholders and related cash distributions to its option holders in respect of options that were vested and unexercised as of the dividend record date and to fund future cash distributions to option holders in respect of options that were unvested and unexercised as of the dividend record date as such options vest. The Company made the first of these future cash distribution payments in April 2013, and expects to make additional future cash distributions on a quarterly basis thereafter. During the quarter ended March 31, 2013, the Company recorded additional stock-based compensation expense in the amount of $1.5 million related to the April 2013 cash distribution payment. For further information on the stock based compensation impacts of the Holdings recapitalization transaction, refer to Note 3 “Stock-Based Compensation” above.

Furthermore, as a result of the issuance of the Toggle Notes, the Company will declare and pay dividends, within the confines of the covenants included in the Company’s debt agreements, to Holdings on an ongoing basis in order to service the Toggle Notes. For further information on the Toggle Notes, refer to Note 13 “Debt” below.

11. Recent Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 with early adoption permitted under certain circumstances. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), regarding ASC Topic 220 “Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts such as in cases where a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), regarding ASC Topic 830 “Foreign Currency Matters.” ASU 2013-05 states that when a parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

foreign entity, the parent is required to release any related cumulative translation adjustment into net income. This should be done only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, partial sale guidance still applies, which requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity method investment. ASU 2013-05 also clarifies the fact that the sale of an investment in a foreign entity includes both 1) events that result in the loss of a controlling financial interest in a foreign entity and 2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Upon the occurrence of either of these events, the cumulative translation adjustment should be released into net income. For public filers, ASU 2013-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-05 will have on its financial position, results of operations or cash flows.

Liabilities

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), regarding ASC Topic 405 “Liabilities.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as a sum of 1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires the entity to disclose the nature and amount of the obligation as well as other information about the obligation. For public filers, ASU 2013-04 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted, and must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-04 will have on its financial position, results of operations or cash flows.

12. Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

	Unrealized Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$333	$34,452	$(622)	$(1,555)	$32,608
Three months ended March 31, 2013 other comprehensive (loss) income	(98)	(52,184)	(7)	225	(52,064)

Balance, March 31, 2013	$235	$(17,732)	$(629)	$(1,330)	$(19,456)

The tax impact on the components of other comprehensive (loss) income was as follows (in thousands):

	Three Months Ended March 31, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(156)	$58	$(98)
Foreign currency translation adjustments	(52,184)	—	(52,184)
Pension adjustments	—	(7)	(7)
Change in value of hedged interest rate caps	2	—	2
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive loss	$(51,962)	$(102)	$(52,064)

	Three Months Ended March 31, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$101	$(41)	$60
Foreign currency translation adjustments	16,107	—	16,107
Pension adjustments	(8)	(2)	(10)
Change in value of hedged interest rate caps	(368)	150	(218)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive income	$16,208	$(46)	$16,162

13. Debt

Senior Secured Credit Facilities

On February 6, 2013, the Company completed a refinancing of its Term Loan Facility (the “Term Loan Facility”) through a 2nd amendment (the “Amendment”) to its credit agreement (the “Senior Secured Credit Facilities”). The terms of the Amendment provide for, among other things, the following:

•	a reduction of the Company’s LIBOR borrowing rate from LIBOR plus 3.25% to LIBOR plus 2.75% ;

•	a reduction in the LIBOR floor from 1.25% to 1.00%; and

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013 (not giving consideration to application of the 2012 ECF payment).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the date of the refinancing, the Company’s outstanding borrowings under the Term Loan Facility were $1.302 billion. The Company determined that the refinancing resulted in a modification of approximately $1.1 billion of the outstanding balance due and an extinguishment of approximately $180.9 million of the outstanding balance due.

Prior to the February 2013 refinancing, the Company had debt financing costs and original issue discount (“OID”) of $26.0 million and $27.9 million, respectively, recorded in its Condensed Consolidated Balance Sheet. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the Term Loan Facility using the effective interest rate method. In connection with the February 2013 refinancing, the Company incurred additional debt financing costs of $3.1 million, all of which represented direct issuance costs. Of this amount $2.7 million was expensed as loss on extinguishment of debt during the three months ended March 31, 2013 and $0.4 million is being amortized as a non-cash interest expense over the remaining term of the amended Term Loan Facility using the effective interest rate method.

As a result of the February 2013 refinancing, the Company recorded a $10.2 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the three months ended March 31, 2013. This charge included $3.6 million of legacy debt financing costs, $3.9 million of legacy OID and $2.7 million of direct issuance costs as described above.

At March 31, 2013, the Company has recorded debt financing costs of $26.2 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $23.3 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $3.0 and $3.5 million in the three-month periods ended March 31, 2013 and March 31, 2012, respectively, and is recorded as non-cash interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2013 and 2012, the Company recorded and paid interest on the Term Loan Facility of $12.8 million and $15.2 million, respectively. In the three-month periods ended March 31, 2013 and 2012, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.2 million and $0.3 million, respectively.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of March 31, 2013 and December 31, 2012, the Company had $4.5 million of letters of credit outstanding related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin for Revolving Credit Facility borrowings was 5.00%. The applicable margin decreases to 4.75% upon the Company attaining a total-leverage ratio of 5:1. During the second quarter of the year ended December 31, 2012 the Company attained a leverage ratio below the established threshold and its applicable margin was reduced to 4.75%. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the three-month periods ended March 31, 2013 and March 31, 2012, the Company recorded and paid commitment fees on letters of credit of approximately $0.1 million.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the LIBOR applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended March 31, 2013. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At March 31, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus the applicable margin of 2.75%. As noted above, the Company designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of $575.0 million at March 31, 2013. Refer to Note 14, “Derivatives” for further discussion.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the funded principal amount of the Term Loan Facility, or $3.3 million per quarter, beginning with the quarter ending June 30, 2013 (subject to the application of the 2012 annual excess cash flow mandatory prepayment described below) with any remaining unpaid principal balance being payable on the February 11, 2018 maturity date.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. During the quarter ended March 31, 2013, the Company’s total leverage ratio was below the 5.0:1.0 threshold and the commitment fee was 0.50%. The Company is also required to pay customary letter of credit fees.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow (“ECF”), (ii) payments related to certain asset sales, and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the 2012 ECF payment was made as of December 31, 2012 for the Company’s fiscal year ended December 31, 2012, with the ECF prepayment due 90 days from that date. Because the Company achieved a total leverage ratio of 4.7:1.0, the required payment percentage of 2012 ECF was stepped down from 50% of ECF to 25% of ECF. The 2011 ECF payment percentage was 50%. The amount determined to be payable as the 2012 ECF payment at December 31, 2012 was $20.3 million, and accordingly this amount was reflected as current in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, certain lenders elected to refuse their portion of the 2012 ECF payment. For the Company’s 2012 ECF payment, refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and is reflected as long-term in the Company’s Consolidated Balance Sheet at March 31, 2013.

In accordance with the terms of the credit agreement, ECF payments that are not refused are applied toward future scheduled quarterly principal amortization payments in direct order of maturity. Consequently, the $3.7 million 2012 ECF payment made during the three months ended March 31, 2013 satisfies the $3.3 million June 30, 2013 quarterly principal installment, with the remaining $0.4 million applied toward the September 30, 2013 quarterly principal installment, reducing the payment from $3.3 million to $2.9 million.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amount that may be payable as a mandatory excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to the ECF mandatory prepayment provision is reflected as current for the quarter ended March 31, 2013.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first six months of the Amendment.

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

As of March 31, 2013 and December 31, 2012, the Company was in compliance with the Senior Secured Credit Facilities covenants.

Senior Notes due 2018

On July 29, 2010, the Company issued $700.0 million 10.25% senior notes (the “Senior Notes”) which mature on August 1, 2018, pursuant to an indenture, dated as of July 29, 2010 (the “Senior Note Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During each of the quarters ended March 31, 2013 and March 31, 2012, the Company paid interest on the Senior Notes of $35.9 million.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Senior Note Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Senior Note Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of March 31, 2013 and December 31, 2012. This call feature is being marked to market over the period it is active.

Upon the occurrence of a change of control, which is defined in the Senior Note Indenture, each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Senior Note Indenture contains covenants limiting the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with the Company’s affiliates, and designate the Company’s subsidiaries as unrestricted subsidiaries.

The Senior Note Indenture also provides for other customary warranties and nonfinancial covenants which, if violated, would create events of default and would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with the covenants included in the Senior Note Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, net of amortization for the three months ending March 31, 2013 and for the year ended December 31, 2012, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At March 31, 2013 and December 31, 2012, the Company had $11.9 million and $29.9 million of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets, respectively. During each of the quarters ended March 31, 2013 and March 31, 2012, the Company recorded $1.2 million of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The original issue discount with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total Borrowings

Total borrowings consisted of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012

Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	9,401	20,258

Net Short-Term Debt:	$9,401	$20,258

Long-Term Debt:
Term Loan Facility	$1,291,950	$1,282,624
Senior Notes	700,000	700,000
Less Original Issue Discount – Term Loan	(23,257)	(28,477)
Less Original Issue Discount – Senior Notes	(11,716)	(12,260)

Net Long-Term Debt	$1,956,977	$1,941,887

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum principal payment obligations due per the new Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$6,138
2014	13,050
2015	13,050
2016	13,050
2017	13,050
2018 and thereafter	1,943,013

Total	$2,001,351

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture”).

The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of the Company and other subsidiaries of Holdings. Claims of creditors of the Company and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. The Company and its subsidiaries are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of the Company’s assets, or any of its subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is the Company’s indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of the Company’s capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon the Company by its debt covenants, the Company plans to provide Holdings, through the declaration and payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis starting with the payment due on June 15, 2013. Interest payments on the Toggle Notes are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend that the Company plans to pay Holdings, subject to compliance with its own debt covenants, is $14.4 million, which is equal to the semi-annual Toggle Note interest payment.

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

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of March 31, 2013 and December 31, 2012, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.01 million at March 31, 2013 and December 31, 2012, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Condensed Consolidated Balance Sheet and the income recognized in AOCI related to the interest rate caps for the following periods ended (in thousands):

	Balance Sheet Location	March 31, 2013	December 31, 2012
Assets:
Derivative instruments designated as a cash flow hedge:

Interest rate cap contracts	Other Assets	$16	$14

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Amount of income recognized in other comprehensive (loss) income, net of taxes:

Interest rate caps	$2	$(218)

During the each of the quarters ended March 31, 2013 and March 31, 2012, $0.4 million was reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.5 million from AOCI to the Consolidated Statement of Operations in the next twelve months.

15. Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During each of the quarters ended March 31, 2013 and March 31, 2012, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million and included amounts due to such affiliates of the Sponsors of approximately $0.4 million in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

As of March 31, 2013, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 3 “Stock-Based Compensation” for further discussion of the associated long-term restricted stock liability.

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of March 31, 2013 up through the issuance of these financial statements and has concluded there are no subsequent events requiring disclosure.

17. Guarantor Subsidiaries

On July 29, 2010, the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 13. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 13, (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facility, described in Note 13.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, the Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012, and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and 2012, respectively, of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$13,003	$147,927	$76,427	$(13,853)	$223,504
COSTS AND EXPENSES:
Cost of services	11,706	34,789	30,498	(3,103)	73,890
Selling, general and administrative	16,086	31,879	26,516	(10,748)	63,733
Depreciation	3,260	4,701	3,085	—	11,046
Amortization	1,116	21,638	8,676	—	31,430

Total costs and expenses	32,168	93,007	68,775	(13,851)	180,099

(LOSS) INCOME FROM OPERATIONS	(19,165)	54,920	7,652	(2)	43,405
Interest expense, net	(34,843)	(67)	(300)	1	(35,209)
Other income, net	310	—	23	—	333
Loss on extinguishment of debt	(10,213)	—	—	—	(10,213)

(LOSS) INCOME BEFORE INCOME TAXES	(63,911)	54,853	7,375	(1)	(1,684)
Income tax (benefit) expense	(26,701)	22,325	3,560	—	(816)
Equity earnings of subsidiaries, net of taxes	36,343	—	—	(36,343)	—

NET (LOSS) INCOME	$(867)	$32,528	$3,815	$(36,344)	$(868)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$22,092	$130,638	$76,751	$(12,949)	$216,532
COSTS AND EXPENSES:
Cost of services	10,095	38,510	26,541	(472)	74,674
Selling, general and administrative	20,508	31,839	28,739	(12,478)	68,608
Depreciation	2,868	4,346	2,430	—	9,644
Amortization	3,220	21,485	9,852	—	34,557

Total costs and expenses	36,691	96,180	67,562	(12,950)	187,483

(LOSS) INCOME FROM OPERATIONS	(14,599)	34,458	9,189	1	29,049
Interest (expense) income, net	(37,876)	(81)	134	(1)	(37,824)
Other income (expense), net	242	—	5,543	(5,538)	247

(LOSS) INCOME BEFORE INCOME TAXES	(52,233)	34,377	14,866	(5,538)	(8,528)
Income tax (benefit) expense	(21,335)	13,991	7,608	—	264
Equity earnings of subsidiaries, net of taxes	27,644	—	—	(27,644)	—

NET (LOSS) INCOME	$(3,254)	$20,386	$7,258	$(33,182)	$(8,792)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(867)	$32,528	$3,815	$(36,344)	$(868)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(98)	—	—	—	(98)
Foreign currency translation adjustments	—	—	(92,335)	40,151	(52,184)
Pension adjustment, net of tax	—	—	(7)	—	(7)
Change in value of hedged interest rate caps, net of tax	2	—	—	—	2
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income (loss), net of tax	127	—	(92,342)	40,151	(52,064)

COMPREHENSIVE (LOSS) INCOME	$(740)	$32,528	$(88,527)	$3,807	$(52,932)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(3,254)	$20,386	$7,258	$(33,182)	$(8,792)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	60	—	—	—	60
Foreign currency translation adjustments	—	—	33,514	(17,407)	16,107
Pension adjustment, net of tax	—	—	(10)	—	(10)
Change in value of hedged interest rate caps, net of tax	(218)	—	—	—	(218)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income, net of tax	65	—	33,504	(17,407)	16,162

COMPREHENSIVE (LOSS) INCOME	$(3,189)	$20,386	$40,762	$(50,589)	$7,370

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$183	$88,396	$134,655	$—	$223,234

Short-term investments	—	—	12,702	—	12,702
Accounts receivable, net of allowance for doubtful accounts and sales credits	5,003	100,222	43,430	—	148,655
Due from affiliate	—	987,156	374,927	(1,362,083)	—
Prepaid expenses and other current assets	6,098	7,157	6,995	—	20,250
Income tax receivable	488	5,609	152	—	6,249
Deferred tax assets	2,084	23,963	6,357	—	32,404

Total current assets	13,856	1,212,503	579,218	(1,362,083)	443,494

Property and equipment, net	71,787	37,240	36,817	—	145,844
Goodwill	85,954	1,111,897	420,866	—	1,618,717
Intangible assets, net	16,716	1,183,619	433,527	—	1,633,862
Deferred financing costs, net	39,348	—	—	—	39,348
Other assets	833	1,743	2,785	398	5,759

Investment in subsidiaries	3,952,589	—	1,292,917	(5,245,506)	—

Total Assets	$4,181,083	$3,547,002	$2,766,130	$(6,607,191)	$3,887,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$327	$7,038	$6,170	$—	$13,535
Accrued liabilities	25,702	25,435	27,272	(66)	78,343
Payables to affiliates	979,405	—	382,125	(1,361,530)	—
Borrowings, current	9,401	—	—	—	9,401
Interest payable	12,697	52	—	—	12,749
Income taxes payable	47	545	5,182	—	5,774
Deferred revenue	5,875	6,203	16,685	—	28,763

Total current liabilities	1,033,454	39,273	437,434	(1,361,596)	148,565

Income taxes payable	707	8,125	1,349	—	10,181
Deferred tax liabilities	39,744	457,050	105,870	—	602,664
Other liabilities	37,905	3,448	14,988	—	56,341
Borrowings, net of current portion and original issue discount	1,956,977	—	—	—	1,956,977

Total Liabilities	3,068,787	507,896	559,641	(1,361,596)	2,774,728

Total Stockholders’ Equity	1,112,296	3,039,106	2,206,489	(5,245,595)	1,112,296

Total Liabilities and Equity	$4,181,083	$3,547,002	$2,766,130	$(6,607,191)	$3,887,024

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$16,787	$44,059	$(42,495)	$—	$18,351

Cash flows from investing activities:
Purchase of fixed assets	(11,819)	(2,366)	(2,169)	—	(16,354)
Proceeds of insurance settlement related to property and equipment	—	350	—	—	350
Purchases of short-term investments	—	—	(3,335)	—	(3,335)
Proceeds from sale of short-term investments	—	—	14,236	—	14,236

Net cash (used in) provided by investing activities	(11,819)	(2,016)	8,732	—	(5,103)

Cash flows from financing activities:
Principal payments on long-term debt	(3,649)	—	—	—	(3,649)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—	—	—	(1,009)
Principal payments on capital leases	—	(98)	—	—	(98)
Payment of interest rate cap	(416)	—	—	—	(416)

Net cash used in financing activities	(5,074)	(98)	—	—	(5,172)

Effect of change in exchange rates on cash and cash equivalents	—	—	(9,439)	—	(9,439)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(106)	41,945	(43,202)	—	(1,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	46,451	177,857	—	224,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183	$88,396	$134,655	$—	$223,234

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$39,596	$(42,897)	$4,964	$115	$1,778

Cash flows from investing activities:
Purchase of fixed assets	(6,849)	(3,270)	(4,501)	—	(14,620)
Purchases of short-term investments	—	—	(14,677)	—	(14,677)

Net cash used in investing activities	(6,849)	(3,270)	(19,178)	—	(29,297)

Cash flows from financing activities:
Principal payments on long-term debt	(32,331)	—	—	—	(32,331)
Principal payments on capital leases	—	(89)	—	—	(89)
Payment of interest rate cap	(416)	—	—	—	(416)

Net cash used in financing activities	(32,747)	(89)	—	—	(32,836)

Effect of change in exchange rates on cash and cash equivalents	—	—	2,338	(115)	2,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(46,256)	(11,876)	—	(58,132)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$71,212	$132,524	$—	$204,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $157.5 million, or 70.5%, of our revenue for the three months ended March 31, 2013.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real- time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. The Trading Solutions segment accounted for $66.0 million, or 29.5%, of our revenue for the three months ended March 31, 2013.

Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), are made throughout this Quarterly Report on Form 10-Q. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, among other things, the information concerning our possible future results of operations including revenue, costs of goods sold, and gross margin, future profitability, future economic improvement, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and our ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to us and are subject to a number of risks, including those detailed under the heading, “Risk Factors” in Item 1A in Part II, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and investors should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report. Other than disclosed below, no material changes to important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements have been identified that differ from those disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

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

During the first quarter of 2013, we advanced a number of initiatives aimed at enhancing the breadth and scope of our offerings, accelerating the development of innovative, new products and services, expanding market coverage and enhancing the delivery of our services:

•	Continued development of our new web-based transparency and workflow solution, Vantage, which offers insight into the fixed income markets and our evaluated pricing services;

•

Continued development of various delivery capabilities for ApexSM, an innovative suite of pricing and reference data delivery options and managed services aimed at helping firms more easily and rapidly integrate our content across their enterprises while also increasing workflow efficiency and reducing operational costs;

•	Expanded our evaluated pricing coverage to new asset classes such as collateralized debt obligations and collateralized loan obligations;

•	Announced the development of real-time fixed income evaluations to further expand our fixed income pricing services;

•	Announced a new service to support the identification of instruments subject to recently implemented French and Italian Financial Transaction Taxes;

•

Advanced activities related to substantially enhancing our Consolidated Feed service (also known as PlusFeed) including expanding the number of stock exchanges and other market sources that clients can access, further leveraging our own reference data content, and expanding our technical and support staff to enhance overall quality and services.

•	Continued to develop additional managed services to help clients better monitor network performance; and

•	Introduced a new version of our FutureSource workstation that offers new content and functionality.

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

Expand our Business Internationally. The market for financial information services is global and many of our largest clients operate in multiple geographic regions. We are working to generate revenue growth outside of North America by extending our industry-leading capabilities across a wider range of multi-national and international clients and geographic regions. In order to achieve this, we have continued to realign resources to better support sales and product development activities, and direct additional resources in growth-oriented international markets including recruiting local management for certain international markets, advancing the local market relevancy and capabilities of our offerings and continuing to pursue third-party relationships, acquisitions and strategic alliances internationally.

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

We expect that uncertainty with respect to spending on financial information and related services will persist throughout 2013. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

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

Our Pricing and Reference Data segment continued to grow throughout the first quarter of 2013 primarily due to expansion within our evaluated pricing and reference data product areas in North America. Key drivers within these product areas were strong revenue retention rates; increased demand from existing customers and, to a lesser extent, new customers; improving usage revenue; and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and it was approximately 94% as of each quarter ended March 31, 2013 and March 31, 2012. In filings from prior years, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The revenue performance within our Trading Solutions segment during the first quarter of 2013 was impacted by the challenging market conditions which have continued to affect the segment’s new sales and cancellation levels. While we continued to generate revenue growth within our real-time feed and trading infrastructure managed services area in the first quarter of 2013, this progress was more than offset by lower hosted web application and workstation revenue. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our infrastructure services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of March 31, 2013, our workstations and related services supported approximately 85,400 total subscribers worldwide, compared with approximately 86,800 total subscribers as of March 31, 2012. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations that offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012). In our filings prior to 2011, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. The total number of subscribers as of March 31, 2012 was updated so as to be comparable to March 31, 2013. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

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

Results of Operations

Selected Financial Data

(In thousands)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	% Change
REVENUE	$223,504	$216,532	3.2%

COSTS AND EXPENSES:
Cost of services	73,890	74,674	(1.0)%
Selling, general and administrative	63,733	68,608	(7.1)%
Depreciation	11,046	9,644	14.5%
Amortization	31,430	34,557	(9.0)%

Total costs and expenses	180,099	187,483	(3.9)%

INCOME FROM OPERATIONS	43,405	29,049	49.4%
Interest expense, net	(35,209)	(37,824)	(6.9)%
Other income, net	333	247	34.8%
Loss on extinguishment of debt	(10,213)	—	100%

LOSS BEFORE INCOME TAXES	(1,684)	(8,528)	(80.3)%
Income tax (benefit) expense	(816)	264	(409.1)%

NET LOSS	$(868)	$(8,792)	(90.1)%

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

When presenting our results, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. Use of this constant exchange rate is considered Non-GAAP. In the first quarter of 2013, the value of the U.S. Dollar generally strengthened against the Euro and the British Pound.

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non-GAAP)	2013 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$157,476	$149,660	5.2%	$712	$158,188	5.7%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,603	$27,226	1.4%	$146	$27,749	1.9%
Hosted Web Applications and Workstations	38,425	39,646	(3.1)%	35	38,460	(3.0)%

Total Trading Solutions	$66,028	$66,872	(1.3)%	$181	$66,209	(1.0)%

TOTAL REVENUE	$223,504	$216,532	3.2%	$893	$224,397	3.6%

Total revenue for the three months ended March 31, 2013 increased $7.0 million, or 3.2%, to $223.5 million compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased total revenue by $0.9 million in the three months ended March 31, 2013. Excluding the impact of foreign exchange, total revenue increased by $7.9 million, or 3.6% to $224.4 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the British Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $7.8 million, or 5.2%, to $157.5 million in the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $0.7 million in the three months ended March 31, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $8.5 million, or 5.7%, to $158.2 million. This growth was primarily due to expansion within our evaluated pricing and reference data product areas in North America as a result of new sales closed in the past several quarters, steady retention levels, increased usage by clients and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $0.8 million, or 1.3%, to $66.0 million in the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased Trading Solutions revenue by $0.2 million in the three months ended March 31, 2013. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $0.6 million, or 1.0%, to $66.2 million. This decrease was primarily due to a decline in revenues from our Hosted Web Applications and Workstation product area being partially offset by an increase in revenue from out Real-Time Feeds and Trading Infrastructure product area.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended March 31,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	2013 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$73,890	$74,674	(1.0)%	$402	$74,292	(0.5)%

Cost of services expenses decreased by $0.8 million, or 1.0%, to $73.9 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased cost of services expense by $0.4 million. Excluding the impact of foreign exchange, cost of services expenses decreased by $0.4 million, or 0.5%. The decrease to expense is primarily related to (1) a decrease in data acquisition costs of approximately $0.7 million; (2) a decrease in consulting expenses of $0.3 million; and (3) a decrease in facilities expenses of $0.3 million being partially offset by an increase in communication expenses of $0.8 million due to increased costs related to internal development projects. Cost of services expense as a percentage of revenue was 33.1% in the three months ended March 31, 2013 compared with 34.5% in the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended March 31,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SGA (Non-GAAP)	2013 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$63,733	$68,608	(7.1)%	$347	$64,080	(6.6)%

During the three months ended March 31, 2013, selling, general and administrative expenses decreased by $4.9 million, or 7.1%, to $63.7 million compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $0.3 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $4.5 million, or 6.6%. The decrease is primarily related to (1) a $5.0 million decrease in transactional foreign exchange losses on operating activities; (2) receipt of insurance proceeds of $0.8 million related to our 2012 claim associated with losses due to the impacts of Hurricane Sandy; and (3) a $0.7 million decrease in consulting services due to the completion of certain business development projects in 2012. These decreases in expense in the three months ended March 31, 2013, were partially offset by an increase in personnel expense of $1.0 million primarily related to increased stock-based compensation expense, and an increase in bad debt expense of $0.7 million. Selling, general, and administrative expenses as a percentage of revenue was 28.5% in the three months ended March 31, 2013 compared with 31.7% for the three months ended March 31, 2012.

Depreciation

	Three Months Ended March 31,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	2013 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$11,046	$9,644	14.5%	$45	$11,091	15.0%

During the three months ended March 31, 2013, depreciation expense increased by $1.4 million, or 14.5%, to $11.0 million compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased depreciation expense by less than $0.1 million. Excluding the impact of foreign exchange, depreciation expense increased by $1.4 million, or 15%. The increase is primarily related to the impact of the change in the useful lives of certain information technology assets which occurred in October 2012 and the normal depreciation of assets placed into service or purchased after the first quarter of 2012. The majority of capital expenditures since the first quarter of 2012 related to internal technology improvement initiatives.

Amortization

	Three Months Ended March 31,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	2013 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$31,430	$34,557	(9.0)%	$171	$31,601	(8.6)%

During the three months ended March 31, 2013, amortization expense decreased by $3.1 million, or 9.0%, to $31.4 million compared with the three months ended March 31, 2012. The change in foreign exchange rates decreased amortization expense by $0.2 million. Excluding the impact of foreign exchange, amortization expense decreased by $2.9 million, or 8.6%. The decrease in amortization is the result of the continuing impact of the change in October 2011 of the amortization method from the straight-line method to the economic benefit method. In addition, the decrease reflects the impact of several assets nearing the end of their useful lives, and therefore having smaller amortization rates than in prior years. For further information on the extension of the useful lives see Note 6 “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Expense

Net interest expense was $35.2 million for the three months ended March 31, 2013 compared with $37.8 million for the three months ended March 31, 2012. The period-over-period difference results from lower interest expense related to a decrease in the interest rate on our Term Loan Facility as a result of the second amendment to the Senior Secured Credit Facilities that occurred in February 2013, with the lower rate realized for two months of the first quarter of 2013 and not during the same period in 2012, as well as a decrease due to the write-off in connection with the February 2013 amendment of a portion of the Term Loan original issue discount (OID) and deferred financing costs related to the debt extinguishment as part of the loss on extinguishment of debt instead of as a component of interest expense for the three months ended March 31, 2013. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10.2 million was realized during the three months ended March 31, 2013, with no such activity in the three months ended March 31, 2012. The 2013 loss on extinguishment related to the February 2013 refinancing of our Term Loan.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the three months ended March 31, 2013, our quarterly effective tax rate after discrete items was a 48.4% benefit as compared to a 3.1% expense for the three months ended March 31, 2012. The estimated annual effective tax rate for the year ending March 31, 2013 excluding discrete items is a 46.9% expense. During the quarter ended March 31, 2013, we recorded a net discrete tax benefit of $1.6 million which was primarily attributable to the 2012 US Research and Development Credit which was extended by The American Taxpayer Relief Act of 2012 (“ATRA”) on January 3, 2013 that could not be recorded as a benefit until its enactment in the first quarter of 2013, and the release of a foreign tax reserve, offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The change in the first quarter estimated annual effective tax rate in relation to the prior year first quarter estimated annual effective tax rate is primarily related to an expected increase in the full year taxable income in foreign jurisdictions in 2013 when compared with 2012 coupled with reductions in certain foreign statutory rates and lower losses in the U.S. in 2013 when compared with 2012.

As of March 31, 2013, we had approximately $11.6 million of net unrecognized tax benefits which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.3 million of our current remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million and less than $0.2 million were provided in income tax expense for uncertain tax positions for the three months ended March 31, 2013 and 2012, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at March 31, 2013 and December 31, 2012, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Our federal tax returns for the tax years 2008 through 2010 are currently under examination by the Internal Revenue Service. Our state tax returns, for certain states, remain subject to examination for tax years 2006 through 2010.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $223.2 million, liquid short-term investments of $12.7 million, and had $155.5 million available under our Revolving Credit Facility. Of these balances, $134.7 million and $12.7 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and certain acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. Subject to the limitations placed upon us by the covenants under the Senior Secured Credit Facilities and the Indenture governing our Senior Notes due 2018, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes.

The following table shows our level of indebtedness and certain other information as of March 31, 2013:

(in thousands)	As of March 31, 2013
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,301,351
Senior Notes(3)	700,000

Total indebtedness	$2,001,351

(1)	Our Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $4.5 million of letters of credit that were outstanding as of March 31, 2013).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, our outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Three months ended March 31, 2013 versus three months ended March 31, 2012

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flow provided by (used in):
Operating activities	$18,351	$1,778
Investing activities	(5,103)	(29,297)
Financing activities	(5,172)	(32,836)
Effect of exchange rates on cash balances	(9,439)	2,223

Net decrease in cash and cash equivalents	$(1,363)	$(58,132)

Operating Activities

Net cash provided by operating activities increased by $16.6 million, or 932.1%, to $18.4 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase in operating cash flow in the three months ended March 31, 2013 compared with the same period in 2012 primarily related to the following factors: (1) a $9.8 million increase in cash flows due to a decrease in incentive compensation payments made; (2) a $2.7 million increase in cash flows related to a decrease in severance payments made; (3) a $2.4 million increase in cash flows related to a decrease in cash interest paid, due to lower interest rates resulting from the refinancing of the Term Loan Facility and reductions in outstanding principal; and (4) a $1.8 million increase in cash flows due to a reduction in the taxes paid, since we received net tax refunds of $0.4 million in the 2013 period and paid taxes of $1.4 million in the 2012 period. We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2012 and we expect we will maintain such status through 2013, based on our results of operations to date and expected results for the remainder of fiscal 2013, including our use of net operating loss carry-forwards in the U.S. and our prepaid tax position in the U.K.

Investing Activities

When compared with the three months ended March 31, 2012, net cash used in investing activities decreased by $24.2 million, or 82.6%, to $5.1 million in the three months ended March 31, 2013. The decrease is primarily due to the recognition of net proceeds from the purchase/sale of short-term investments of $10.9 million in the three months ended March 31, 2013, compared with recognition of net payments of $14.7 million in the three months ended March 31, 2012. This decrease is partially offset by an increase of $1.8 million in purchases of property and equipment in the three months ended March 31, 2013.

We have no material capital expenditure commitments.

Financing Activities

When compared with the three months ended March 31, 2012, net cash used in financing activities decreased by $27.7 million, or 84.2%, to $5.2 million in the three months ended March 31, 2013. The change is due to lower principal payments on the Term Loan Facility in the three months ended March 31, 2013 as compared to those made in the three months ended March 31, 2012. There was one payment of $3.7 million made in the first quarter of 2013 which was the excess cash flow (“ECF”) payment related to 2012. Comparatively, in the first quarter of 2012, the ECF payment related to 2011 was $32.3 million. The reduction in the 2013 ECF payment when compared with the 2012 ECF payment is based on our achievement of certain leverage ratios in 2013 that reduced the amount required as an ECF in 2013 coupled with a higher percentage of ECF refusals in 2013. The smaller ECF payment during 2013 was offset by $1.0 million of debt issuance costs, net of debt proceeds, in the three months ended March 31, 2013 which were related to the February 2013 Term Loan Facility refinancing, for which there was no similar activity in 2012.

The various covenants of our debt agreements, including our Senior Secured Credit Facilities and the indenture governing the Senior Notes, restrict our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial conditions, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant, and would require consent of our lenders.

Debt

Overview

On February 6, 2013, we completed a refinancing of our Senior Secured Credit Facilities through a second amendment to the credit agreement (the “ Amendment”). The Amendment provides for, among other things, the following:

•	a reduction of our LIBOR borrowing rate from LIBOR plus 3.25% to LIBOR plus 2.75%;

•	a reduction in the LIBOR floor from 1.25% to 1.00%; and

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013 (not giving consideration to application of the 2012 ECF payment).

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended March 31, 2013. Since the inception of the Term Loan Facility, we have elected the three-month LIBOR rate. At March 31, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus an applicable margin of 2.75%. As noted above, we designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of $575.0 million at March 31, 2013. Refer to Note 14, “Derivatives” and to Note 13 “Debt” in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million declining to $450.0 million over three years, to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On September 28, 2012, the notional amount of our interest rate caps was reduced from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. On March 28, 2013 the fixed interest rate increased from 2.50% to 3.00%. The notional amount will be further reduced to $450 million on September 30, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate during the quarter ended March 31, 2013. Refer to Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5.0:1.0. As of March 31, 2013, our total leverage ratio was below 5.0:1.0, resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the funded principal amount of the refinanced Term Loan Facility, or $3.3 million per quarter, beginning with the quarter ending June 30, 2013 (subject to the application of the 2012 annual excess cash flow mandatory prepayment (“ECF payment”) described below, with the balance being payable on the final maturity date. Giving consideration to the 2012 ECF, the first quarterly principal installment of the refinanced Term Loan in the amount of $2.9 million is scheduled for payment on September 30, 2013. During the three months ended March 31, 2013, we made a $3.7 million principal payment related to the 2012 ECF.

Prepayments

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow, (ii) payments related to certain asset sales and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the 2012 ECF payment was made for our fiscal year ended December 31, 2012, with the ECF payment due 90 days from that date. Because we achieved a total leverage ratio of 4.7:1.0, the required payment percentage of 2012 ECF was stepped down from 50.0% of ECF to 25.0% of ECF. The amounts determined to be payable as ECF payments at December 31, 2012 was $20.3 million and accordingly was reflected as current in our Consolidated Balance Sheets as of December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2012 , certain lenders elected to refuse their portion of the 2012 ECF payment. Lender refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and reflected as long-term in our Consolidated Balance Sheet at March 31, 2013.

In accordance with the terms of the credit agreement, the accepted balances of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the actual amounts paid related to our fiscal year 2012 ECF, scheduled quarterly principal payments due on its refinanced Term Loan Facility are deferred until September 30, 2013 as discussed above. The amount that may be payable as an excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of our outstanding debt from its Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended March 31, 2013.

We may voluntarily repay the outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans and other than a 1% premium in connection with certain repricing transactions consummated within the first six months of the Amendment.

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

Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. Pursuant to the terms of the Senior Notes, we made interest payments of $35.9 million in each of the quarters ended March 31, 2013 and March 31, 2012.

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

Guarantees

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our existing and future direct or indirect wholly owned domestic subsidiaries that guarantee our obligations under its Senior Secured Credit Facilities. The Senior Note Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of the our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. The Senior Note Indenture provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes due 2018 to become or to be declared due and payable. The Senior Note Indenture also contains certain customary affirmative covenants pertaining to notice and filings with the Trustee.

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the Senior Note Indenture. Refer to Note 13, “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our senior secured credit facility and senior notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$6,138
2014	13,050
2015	13,050
2016	13,050
2017	13,050
2018	1,943,013

Total	$2,001,351

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture”).

The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of ours and other subsidiaries of Holdings. Claims of creditors of ours and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. We, along with our subsidiaries, are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of our assets, or any of our subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is our indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of our capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon us by our own debt covenants, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis starting with the payment due on June 15, 2013. Interest payments on the Toggle Notes are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend we will pay Holdings (subject to compliance with our own debt covenants) is $14.4 million, which is equal to the semi-annual Toggle Note interest payment.

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended March 31, ($ in thousands)
	2013	2012
Net Loss	$(868)	$(8,792)
Interest expense	35,209	37,824
Other income	(333)	(247)
Income tax (benefit) expense	(816)	264
Depreciation and amortization	42,476	44,201

EBITDA	75,668	73,250

Adjustments:
Non-cash stock-based compensation	852	831
Other non-recurring charges (2)	11,782	809
Other (income) charges, net (3)	(5,162)	1,531
Pro forma cost savings (4)	7,500	7,500

Pro Forma Adjusted EBITDA (Covenant EBITDA)	$90,640	$83,921

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of our ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt, facility consolidation costs and certain severance and retention expenses.
(3)	Other (income) charges include insurance recoveries, management fees, earn-out related expense, non-cash foreign exchange expense, acquisition-related adjustments, professional fees related to the registration of the Company’s debt securities and other costs.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2012.

Commitments and Contingencies

As of March 31, 2013, there have been no material changes to our commitments and contingencies since December 31, 2012, except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 13 “Debt” in the Notes to the Unaudited Consolidated Financial Statements in Item 1. (See Note 20 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.).

In connection with the provision of services in the ordinary course of business, we often make representations affirming, among other things, that our services do not infringe on the intellectual property rights of others and agree to indemnify customers against third-party claims for such infringement. We have not been required to make material payments under such provisions. We are involved in litigation and are the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from our existing cash resources. In addition, our third-party data suppliers audit us from time to time in the ordinary course of business (including audits that are underway) to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 with early adoption permitted under certain circumstances. ASU 2012-02 became effective for us on January 1, 2013 and did not have a material impact on our financial position, results of operations or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), regarding ASC Topic 220 “Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts such as in cases where a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU 2013-02 became effective for us on January 1, 2013 and did not have a material impact on our financial position, results of operations or cash flows.

Liabilities

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), regarding ASC Topic 405 “Liabilities.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as a sum of 1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires the entity to disclose the nature and amount of the obligation as well as other information about the obligation. For public filers, ASU 2013-04 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted, and must be applied retrospectively to all prior periods presented. We are currently evaluating the impact, if any, the adoption of ASU 2013-04 will have on our financial position, results of operations or cash flows

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), regarding ASC Topic 830 “Foreign Currency Matters.” ASU 2013-05 states that when a parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. This should be done only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, partial sale guidance still applies, which requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity method investment. ASU 2013-05 also clarifies the fact that the sale of an investment in a foreign entity includes both 1) events that result in the loss of a controlling financial interest in a foreign entity and 2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Upon the occurrence of either of these events, the cumulative translation adjustment should be released into net income. For public filers, ASU 2013-05 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of ASU 2013-05 will have on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in currency exchange rates and interest rates which could affect our future results of operations and financial condition.

Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency exposure related to operations in international markets where we transact business in foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of foreign statements of operations into U.S. Dollars, which may in turn affect our consolidated statements of operations. Currently, our primary exposure to foreign currency exchange rate risk rests with the British Pound and the Euro to U.S. Dollar exchange rates due to the significant size of our operations in Europe. Historically we have not entered into forward currency-exchange contracts. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so.

Total revenue for the three months ended March 31, 2013 and 2012 and long lived assets as of March 31, 2013 and December 31, 2012 by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
United Kingdom	$21,051	$21,805
All other European countries	30,487	30,126
Asia Pacific	11,353	12,259
Rest of World	3,100	3,329

Total	$65,991	$67,519

	As of
	March 31,	December 31,
	2013	2012
Long-Lived Assets:
United Kingdom	$553,226	$598,589
All other European countries	138,438	144,182
Asia Pacific	152,172	159,960

Total	$843,836	$902,731

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt and associated interest rate caps. As of March 31, 2013, we had $1.301 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. We entered into forward starting interest rate caps that hedged the exposure on $700.0 million of this debt beginning September 30, 2011, which decreased to $575.0 million on September 30, 2012, decreases to $450.0 million on September 30, 2013 and to zero on September 30, 2014. Although the relevant floating interest rate was 0.28% at March 31, 2013, our minimum interest rate is set at 1.00% (plus an applicable percentage). The current interest rate is 3.75% (1.00% floor plus an applicable percentage of 2.75%). An increase of 1% in our variable rate above our March 31, 2013 rate of 3.75% would increase our interest expense over the subsequent four-quarter period by approximately $13.2 million. As of March 31, 2013, approximately 44% of this exposure is hedged with the interest rate caps. Please refer to Note 14 “Derivatives” and Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I – Item 1A and under “Information Regarding Forward-Looking Statements” in Part II—Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: May 8, 2013	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: May 8, 2013	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer