Form 10-Q
period 2013-06-30
INTERACTIVE DATA CORP/MA/
filed 2013-08-09
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of August 7, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE	$225,110	$221,243	$448,614	$437,775
COSTS AND EXPENSES:
Cost of services	72,903	73,789	146,793	148,463
Selling, general and administrative	62,268	64,475	126,001	133,083
Depreciation	10,793	10,160	21,839	19,804
Amortization	29,546	34,517	60,976	69,074

Total costs and expenses	175,510	182,941	355,609	370,424

INCOME FROM OPERATIONS	49,600	38,302	93,005	67,351
Interest expense, net	(34,210)	(37,168)	(69,419)	(74,992)
Other income, net	14	28	347	275
Loss on extinguishment of debt	—	—	(10,213)	—

INCOME (LOSS) BEFORE INCOME TAXES	15,404	1,162	13,720	(7,366)
Income tax expense (benefit)	369	1,055	(447)	1,319

NET INCOME (LOSS)	$15,035	$107	$14,167	$(8,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$15,035	$107	$14,167	$(8,685)

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	18	(47)	(80)	13
Foreign currency translation adjustments	(11,616)	(16,838)	(63,800)	(732)
Pension adjustment, net of tax	4	(5)	(4)	(14)
Change in value of hedged interest rate caps, net of tax	(6)	(59)	8	(277)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	223	223	446	446

Total other comprehensive loss, net of tax	(11,377)	(16,726)	(63,430)	(564)

Comprehensive income (loss)	$3,658	$(16,619)	$(49,263)	$(9,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	Unaudited June 30, 2013	Audited December 31, 2012
ASSETS
Assets:
Cash and cash equivalents	$277,667	$224,597
Short-term investments	11,634	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits of $6,973 and $5,718 at June 30, 2013 and December 31, 2012, respectively	144,808	134,855
Prepaid expenses and other current assets	20,989	25,021
Income tax receivable	6,251	6,253
Deferred tax assets	23,689	23,396

Total current assets	485,038	437,703

Property and equipment, net	153,628	142,920
Goodwill	1,613,575	1,640,541
Intangible assets, net	1,599,060	1,690,652
Deferred financing costs, net	37,145	44,854
Other assets	5,915	5,638

Total Assets	$3,894,361	$3,962,308

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$15,635	$17,323
Accrued liabilities	87,511	87,347
Borrowings, current	12,663	20,258
Interest payable	30,587	30,310
Income taxes payable	1,146	5,578
Deferred revenue	27,831	22,608

Total current liabilities	175,373	183,424

Income taxes payable	10,337	10,992
Deferred tax liabilities	594,981	604,322
Other liabilities	55,666	57,816
Borrowings, net of current portion and original issue discount	1,955,469	1,941,887

Total Liabilities	$2,791,826	$2,798,441

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at June 30, 2013 and December 31, 2012	—	—

Additional paid-in-capital	1,241,752	1,253,821
Accumulated loss	(108,395)	(122,562)

Accumulated other comprehensive (loss) income	(30,822)	32,608

Total stockholders’ equity	1,102,535	1,163,867

Total Liabilities and Equity	$3,894,361	$3,962,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2012	10	—	$1,253,821	$(122,562)	$32,608	$1,163,867
Stock-based compensation (Note 3)	—	—	2,980	—	—	2,980

Dividend to parent company	—	—	(14,277)	—	—	(14,277)
Capital reduction as a result of cash distributions owed to option holders	—	—	(656)	—	—	(656)

Tax impact resulting from cash distribution to option holders	—	—	(116)	—	—	(116)
Other comprehensive loss (Note 12)	—	—	—	—	(63,430)	(63,430)

Net income	—	—	—	14,167	—	14,167

Balance, June 30, 2013	10	—	$1,241,752	$(108,395)	$(30,822)	$1,102,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$14,167	$(8,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,815	88,878
Amortization of deferred financing costs and accretion of notes discounts	8,140	8,929
Deferred income taxes	(2,944)	(12,569)
Non-cash stock-based compensation (Note 3)	1,726	1,705
Non-cash interest expense	753	753
Provision for doubtful accounts and sales credits	1,364	1,998
Loss on dispositions of fixed assets	9	13
Loss on extinguishment of debt	10,213	—
Portion of insurance settlement related to property and equipment	(2,485)	—
Changes in operating assets and liabilities, net	(8,411)	(12,048)

NET CASH PROVIDED BY OPERATING ACTIVITIES	105,347	68,974

Cash flows from investing activities:
Purchase of property and equipment	(33,881)	(31,890)
Proceeds of insurance settlement related to property and equipment	2,485	—
Purchase of short-term investments	(3,335)	(17,548)
Proceeds from the sale of short-term investments	14,236	—

NET CASH USED IN INVESTING ACTIVITIES	(20,495)	(49,438)

Cash flows from financing activities:
Principal payments on long-term debt	(3,649)	(32,029)
Principal payments on capital leases	(198)	(171)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—
Capital contribution resulting from exercise of parent company stock options	—	637
Payment of interest rate cap	(831)	(832)
Dividend to parent company	(14,277)	—
Capital reduction resulting from cash distribution to option holders	(322)	—

NET CASH USED IN FINANCING ACTIVITIES	(20,286)	(32,395)

Effect of change in exchange rates on cash and cash equivalents	(11,496)	(660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,070	(13,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,597	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,667	$248,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

3.	Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

For the periods presented, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Cost of services	$496	$290	$884	$559

Selling, general and administrative	897	584	2,869	1,146

Stock-based compensation expense before income taxes (a)	1,393	874	3,753	1,705
Income tax benefit	590	491	1,593	813

Stock-based compensation expense after income taxes	$803	$383	$2,160	$892

(a)	During the three and six months ended June 30, 2013, total stock compensation expense before income taxes was $1.6 million and $4.2 million, respectively, prior to the capitalization of $0.2 million and $0.4 million, respectively, as part of ongoing development initiatives. Stock-based compensation expense includes $0.5 million and $2.0 million for the three and six months ended June 30, 2013 related to cash distributions accrued in connection with the Holdings 2012 recapitalization for options that vested during those respective periods. The $0.5 million is recorded in “Accrued liabilities” on the Company’s Consolidated Balance Sheet at June 30, 2013.

There were no excess tax benefits related to the exercise of stock options in either the six months ended June 30, 2013 or the six months ended June 30, 2012.

Assumptions and Fair Values

The Company estimated the fair value of stock options granted with service-based conditions on the date of grant using a Black-Scholes model. The Company estimated the fair value of stock options granted with performance-based vesting conditions on the date of grant using the Monte Carlo Simulation approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of Holdings Common Stock, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Stock options with performance-based vesting conditions generally become exercisable based on the occurrence of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with performance-based vesting conditions, the Company evaluates a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions give a statistically acceptable range of future stock prices for awards with performance-based conditions.

For stock options with performance-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved and, in the case of a market condition, also considers a derived service period when determining expected term. For awards with service based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering.

Because Holdings Common Stock is not traded on any public market, the Company reviews the unlevered historical and implied volatility of peer companies within the Company’s industry and utilizes the resulting implied volatility, adjusted for the Company’s debt structure, to calculate the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on management’s judgment with input from the Company’s Board of Directors.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For share-based awards granted during the three-month periods ended June 30, 2013 and March 31, 2013, the Board of Directors of the Company valued Holdings Common Stock at $1.08 and $1.00 per share, respectively. This share price was based on the results of a valuation analysis performed as of April 30, 2013 and December 19, 2012, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based awards issued during the periods as identified.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of June 30, 2013. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the three- or six-month periods ended June 30, 2013 or 2012, for options with performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

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

The fair value of stock options granted under the Plan was estimated as of the grant-date using the Black Scholes model for service based options or Monte Carlo simulation model for awards with performance-based conditions, with the following assumptions:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Risk free interest rate	1.1%	1.2%
Expected term (in years)	5.6	6.1
Weighted average expected volatility	89.2%	81.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of underlying Holdings shares	$1.03	$1.17

The weighted average grant-date fair value of options granted under the Plan for the six months ended June 30, 2013 and 2012 was $0.50 and $0.60, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo Simulation models used for each performance-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Holdings 2012 Recapitalization

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the Holdings recapitalization transaction undertaken in December 2012, holders of options to purchase shares of Holdings Common Stock with service-based vesting conditions, received a cash distribution on the date of the recapitalization for options that were vested and unexercised as of the date of the recapitalization. These holders will receive additional cash distributions as options outstanding and unvested as of the date of the recapitalization subsequently vest. The Company intends to calculate and pay these cash distributions on a quarterly basis to the qualified holders of such options. The Company recorded stock compensation expense of $0.5 million and $2.0 million related to options that vested during the three and six months ended June 30, 2013, respectively, related to the Holdings 2012 Recapitalization.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the six months ended June 30, 2013, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
		(in thousands, except per share data)
Outstanding at December 31, 2012	127,837	$0.82
Granted	2,310	1.03
Exercised	(514)	1.00
Forfeited	(1,103)	0.88
Expired	(153)	1.01

Outstanding at June 30, 2013	128,377	$0.83	7.4

Vested and unvested expected to vest at June 30, 2013	124,977	$0.83	7.4
Exercisable at June 30, 2013	18,454	$1.01	7.4

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status and activity for restricted stock for the six months ended June 30, 2013, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)
(in thousands, except per share data)
Unvested at December 31, 2012	36,850	$0.66	N/A
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at June 30, 2013	36,850	$0.66	N/A

Restricted Stock Liability

Certain executives have purchased or been granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These shares are subject to certain transfer restrictions and repurchase rights that allow the Company, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. Due to these repurchase features, 34.5 million of these share purchases are treated as early exercises of stock options for accounting purposes, assigned a grant-date fair value and recorded as a restricted stock liability. The repurchase rights lapse on a change in control or public offering of Holdings, at which point compensation expense associated with these awards, will be recognized. The remaining 2.4 million of these shares affords the holder contingent put rights which would require the Company to repurchase the shares at fair value in the event the individual is terminated without cause or resigns for reasons considered acceptable in the share purchase agreement. The accounting for these contingent repurchase rights requires that the proceeds from these share purchases be presented outside of stockholders’ equity. As a result of these repurchase features, the Company has recorded the $36.9 million in proceeds that Holdings received for these shares in Other liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

Unrecognized Compensation Expense

Total unrecognized compensation expense related to stock based awards at June 30, 2013 was $75.3 million comprised of unrecognized compensation expense, net of forfeitures. Of this amount, $45.5 million related to Holdings’ non-vested employee stock option plan, of which $10.3 million related to awards which become exercisable based on service based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 2.6 years and $35.2 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Holdings common stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. Of the remaining $29.8 million of unrecognized compensation expense, $25.3 million relates to Holdings restricted stock and $4.5 million relates to unpaid cash distributions on unvested options resulting from the Holdings 2012 recapitalization transaction discussed above. Compensation expense for Holdings restricted stock will be recognized upon a change in control or public offering of Holdings Common Stock, and compensation expense related to the Holdings 2012 recapitalization transaction will be recognized as the associated options vest.

4.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of cash deposits held at major financial institutions and money market fund investments. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the six months ended June 30, 2013, the Company received proceeds totaling $14.2 million from the sale of certain short-term investments that were held as of December 31, 2012.

During the six months ended June 30, 2013, the Company entered into an additional short-term investment with a total value of $3.3 million at June 30, 2013. Inclusive of this new short-term investment, the Company’s total balance of short-term investments was $11.6 million at June 30, 2013, which was composed of interest bearing term deposits with maturities of six months to one year, all of which have been classified as held to maturity. Interest received on these term deposits is recorded as interest income. These investments are recorded in Short-term investments on the Company’s Consolidated Balance Sheet at June 30, 2013.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of:

	June 30, 2013
	Fair Value Measurements Using			Assets at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$277,667	$—	$—	$277,667

Short term investments	11,634	—	—	11,634
Other (1)	1,765	—	—	1,765
Interest rate cap—Derivative (2)	—	26	—	26

Total Assets	$291,066	$26	$—	$291,092

	June 30, 2013
	Fair Value Measurements Using			Liabilities at Fair Value
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Other (1)	$1,765	$—	$—	$1,765

Total Liabilities	$1,765	$—	$—	$1,765

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on the quoted market price of each fund at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2013. Refer to Note 14, “Derivatives,” below for further discussion and information.

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding under the Company’s Senior Secured Credit Facilities, which bear interest at a variable rate, are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair values as follows:

	June 30, 2013
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$780,500

(1)	Excludes original issue discount.

The fair value of the Company’s Senior Notes due 2018 is based on market-based information available from public sources representing a Level 1 valuation.

6.	Segment Information

The Company operates in two reportable operating segments: Pricing and Reference Data and Trading Solutions. The Company provides financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide. The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three and six months ended June 30, 2013 and 2012.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue (a):
Pricing and Reference Data	$160,103	$154,338	$317,579	$303,998
Trading Solutions	65,007	66,905	131,035	133,777

Total	$225,110	$221,243	$448,614	$437,775

Income (loss) from operations (b):
Pricing and Reference Data	$96,055	$86,386	$186,984	$166,827
Trading Solutions	9,688	10,206	20,443	20,143
Corporate and unallocated (c)	(56,143)	(58,290)	(114,422)	(119,619)

Total	$49,600	$38,302	$93,005	$67,351

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of June 30, 2013	As of December 31, 2012
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,408,963	$3,447,044
Trading Solutions	308,164	330,441
Corporate and unallocated (d)	177,234	184,823

Total	$3,894,361	$3,962,308

Reconciliation of income from operations to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Income from operations (b):	$49,600	$38,302	$93,005	$67,351
Interest expense, net	(34,210)	(37,168)	(69,419)	(74,992)
Other income, net	14	28	347	275
Loss on extinguishment of debt	—	—	(10,213)	—

Income (loss) before income taxes	$15,404	$1,162	$13,720	$(7,366)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations equals income from continuing operations before interest expense and income taxes and represents the measure of segment profit (loss).
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

7.	Commitments and Contingencies

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

For the six months ended June 30, 2013, the Company’s quarterly effective tax rate after discrete items was a 3.3% benefit as compared to a 17.9% expense for the six months ended June 30, 2012. The Company’s estimated annual effective tax rate for the year ending December 31, 2013 is a 7.9% expense. Accordingly, for the six months ended June 30, 2013 the Company calculated its interim tax provision using a 7.9% effective tax rate excluding the net discrete tax benefit of $1.5 million. The net discrete benefit in the six months ended June 30, 2013 was primarily attributable to the 2012 U.S. Research and Development Credit which was extended by the American Taxpayer Relief Act of 2012 (“ATRA”) enacted on January 3, 2013, and the release of tax reserves, being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits and tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions.

The change in the estimated annual tax rates, prior to the impact of discrete items, of the 7.9% expense for the six months ended June 30, 2013, when compared with the 47.6% benefit for the six months ended June 30, 2012 is primarily related to expected lower losses in the U.S. in 2013 when compared with 2012.

The Company has an income tax receivable balance of $6.2 million at June 30, 2013. This balance is comprised of a U.S. tax receivable of $5.9 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Condensed Consolidated Balance Sheet at June 30, 2013.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections the Company believes that the recorded deferred tax assets will be realized.

During the first six months of 2013, the Company’s balance of gross uncertain tax positions increased by $1.4 million, offset by a decrease of $1.3 million upon release of $1.0 million of reserves and a cash payment of $0.3 million upon the settlement of an audit. As of June 30, 2013, the Company had approximately $11.8 million of net unrecognized tax benefits ($12.8 million on a gross basis) which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.3 million of its currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.1 million and $0.3 million were provided in income tax expense for uncertain tax positions for the six months ended June 30, 2013 and 2012, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at June 30, 2013 and December 31, 2012, respectively.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

		June 30, 2013			December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:

Completed technology (1)	4.4 years	$189,706	$(161,747)	$27,959	$193,146	$(148,955)	$44,191
Customer lists	23.8 years	1,541,602	(205,496)	1,336,106	1,570,493	(174,712)	1,395,781
Definite-lived trademarks	7.1 years	1,500	(840)	660	1,500	(761)	739
Data/ databases	5.0 years	108,091	(63,053)	45,038	110,193	(53,260)	56,933
Exchange relationships	25.0 years	16,716	(1,950)	14,766	16,944	(1,638)	15,306

		1,857,615	(433,086)	1,424,529	1,892,276	(379,326)	1,512,950

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	174,531	—	174,531	177,702	—	177,702

Total		$2,032,146	$(433,086)	$1,599,060	$2,069,978	$(379,326)	$1,690,652

1)	In August 2011, the Company determined that as a result of development efforts completed at that time and a review of initiatives to be completed, the Company’s completed technologies useful lives were extended through December 31, 2013. In May 2013, continued review of the Company’s in-process development initiatives resulted in a further extension of the useful lives of these completed technologies through December 31, 2014. This change in accounting estimate was accounted for during the quarter ended June 30, 2013 and the impact of extending the lives of the completed technologies resulted in an increase in Income from Operations of approximately $1.7 million in the Company’s Condensed Consolidated Statement of Operations from the date of the change through June 30, 2013 due to decreased amortization expense being recorded. Additionally, the change in accounting estimate had an approximate $1.1 million favorable impact on the Company’s net income for the quarter ended June 30, 2013. Finally, the extension of the useful lives resulted in the weighted average amortization period for completed technologies increasing to 4.4 years from 3.6 years.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/13	$55,374
For year ending 12/31/14	103,178
For year ending 12/31/15	81,942
For year ending 12/31/16	65,886
For year ending 12/31/17	65,557
For years thereafter	1,052,592

Total	$1,424,529

The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2013 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total

Balance as of December 31, 2012	$1,527,033	$113,508	$1,640,541

Impact of change in foreign exchange rates (a)	(25,328)	(1,638)	(26,966)

Balance as of June 30, 2013	$1,501,705	$111,870	$1,613,575

(a)	Foreign currency translation adjustments totaling a decrease of $27.0 million primarily reflects the strengthening of the U.S. Dollar against the U.K. Pound and the Euro during the six months ended June 30, 2013.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ Equity

As of June 30, 2013 and 2012, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

In December 2012, Holdings issued $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture dated as of December 18, 2012 (the “Toggle Notes Indenture”). Holdings used a portion of the net proceeds of $339.0 million from this debt issuance to fund a cash dividend to its stockholders and related cash distributions to its option holders in respect of options that were vested and unexercised as of the dividend record date and to fund future cash distributions to option holders in respect of options that were unvested and unexercised as of the dividend record date as such options vest. The Company funded the first and second of these future cash distribution payments in April and July 2013, respectively. Subject to the limitations placed upon the Company by the covenants under the Senior Secured Credit Facilities and the Indenture governing the Senior Notes due 2018, the Company expects to make additional future cash distributions on a quarterly basis going forward. During the three and six months ended June 30, 2013, the Company recorded additional stock-based compensation expense in the amount of $0.5 million and $2.0 million, respectively, related to cash distributions to option holders. For further information on the stock based compensation impacts of the Holdings recapitalization transaction, refer to Note 3 “Stock-Based Compensation” above.

Furthermore, subject to the limitations placed upon the Company by its own debt covenants, the Company will declare and pay dividends to Holdings on an ongoing basis in order to service the Toggle Notes. The Company paid the first of these dividends in the amount of $14.3 million to Holdings in June 2013. For further information on the Toggle Notes, refer to Note 13 “Debt” below.

11.	Recent Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles – Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 was effective for fiscal years beginning after September 15, 2012. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Basis of Presentation

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”), regarding ASC Topic 205 “Presentation of Financial Statements.” ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Additionally, ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation, including the presentation of any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). Finally, ASU 2013-07 requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and income accrued, and the expected duration of the liquidation process. ASU 2013-07 is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein, with early adoption permitted, and must be applied prospectively from the day that liquidation becomes imminent. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-07 will have on its basis of presentation.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2013 are as follows:

	Unrealized Gain on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$333	$34,452	$(622)	$(1,555)	$32,608
Six months ended June 30, 2013 other comprehensive (loss) income	(80)	(63,800)	(4)	454	(63,430)

Balance, June 30, 2013	$253	$(29,348)	$(626)	$(1,101)	$(30,822)

The tax impact on the components of other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$31	$(13)	$18
Foreign currency translation adjustments	(11,616)	—	(11,616)
Pension adjustments	—	4	4
Change in value of hedged interest rate caps	(10)	4	(6)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	377	(154)	223

Total other comprehensive loss	$(11,218)	$(159)	$(11,377)

	Three Months Ended June 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(80)	$33	$(47)
Foreign currency translation adjustments	(16,838)	—	(16,838)
Pension adjustments	(8)	3	(5)
Change in value of hedged interest rate caps	(99)	40	(59)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive loss	$(16,649)	$(77)	$(16,726)

	Six Months Ended June 30, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(125)	$45	$(80)
Foreign currency translation adjustments	(63,800)	—	(63,800)
Pension adjustments	—	(4)	(4)
Change in value of hedged interest rate caps	12	(4)	8
Less: reclassification adjustment for interest rate cap related interest expense included in net income	753	(307)	446

Total other comprehensive loss	$(63,160)	$(270)	$(63,430)

	Six Months Ended June 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$21	$(8)	$13
Foreign currency translation adjustments	(732)	—	(732)
Pension adjustments	(16)	2	(14)
Change in value of hedged interest rate caps	(467)	190	(277)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	752	(306)	446

Total other comprehensive loss	$(442)	$(122)	$(564)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Debt

Senior Secured Credit Facilities

On February 6, 2013, the Company completed a refinancing of its Term Loan Facility (the “Term Loan Facility”) through a 2nd amendment (the “Amendment”) to its credit agreement (the “Senior Secured Credit Facilities”). The terms of the Amendment provide for, among other things, the following:

•	a reduction of the Company’s LIBOR borrowing rate from LIBOR plus 3.25% to LIBOR plus 2.75%;

•	a reduction of the LIBOR floor from 1.25% to 1.00%; and

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013 (not giving consideration to application of the 2012 ECF payment).

As of the date of the refinancing, the Company’s outstanding borrowings under the Term Loan Facility were $1.302 billion. The Company determined that the refinancing resulted in a modification of approximately $1.1 billion of the outstanding balance due and an extinguishment of approximately $180.9 million of the outstanding balance due.

Prior to the February 2013 refinancing, the Company had debt financing costs and original issue discount (“OID”) of $26.0 million and $27.9 million, respectively, recorded in its Condensed Consolidated Balance Sheet. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the Term Loan Facility using the effective interest rate method. In connection with the February 2013 refinancing, the Company incurred additional debt financing costs of $3.1 million, all of which represented direct issuance costs. Of this amount $2.7 million was expensed as loss on extinguishment of debt during the six months ended June 30, 2013 and $0.4 million is being amortized as a non-cash interest expense over the remaining term of the amended Term Loan Facility using the effective interest rate method.

As a result of the February 2013 refinancing, the Company recorded a $10.2 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the six months ended June 30, 2013. This charge included $3.6 million of debt financing costs, $3.9 million of OID and $2.7 million of direct issuance costs as described above.

At June 30, 2013, the Company has recorded debt financing costs of $24.6 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $22.0 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $2.8 million and $5.8 million, respectively, in the three and six months ended June 30, 2013, and $3.2 million and $6.7 million for the three and six months ended June 30, 2012, respectively, and is recorded as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2013 and 2012, the Company recorded and paid interest on the Term Loan Facility of $12.5 million and $14.8 million, respectively and $25.3 and $30.0 million, respectively. During the three and six months ended June 30, 2013 and 2012, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.2 million and $0.2 million, respectively and $0.4 and $0.5 million, respectively.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of June 30, 2013 and December 31, 2012, the Company had $1.1 million and $4.5 million, respectively, of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The Company’s applicable margin is 4.75% based on it attaining a predetermined leverage ratio established in the Senior Secured Credit Facilities. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the three and six month periods ended June 30, 2013 and 2012, the Company recorded and paid commitment fees on letters of credit of $0.1 million and less than $0.1 million, respectively.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

applicable margin was 3.25%. Following the February 2013 refinancing, the LIBOR applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended June 30, 2013. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At June 30, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus the applicable margin of 2.75%. As noted above, the Company designated as accounting hedges three interest rate caps related to the Term Loan Facility with notional amounts of $575.0 million as of June 30, 2013. Refer to Note 14, “Derivatives” for further discussion.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the funded principal amount of the Term Loan Facility, or $3.3 million per quarter, beginning with the quarter ended June 30, 2013 (subject to the application of the 2012 annual excess cash flow mandatory prepayment described below) with any remaining unpaid principal balance being payable on the February 11, 2018 maturity date.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. During the quarter ended June 30, 2013, the Company’s total leverage ratio was below the 5.0:1.0 threshold and the commitment fee was 0.50%. The Company is also required to pay customary letter of credit fees.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow (“ECF”), (ii) payments related to certain asset sales, and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount is based on pre-established formulas as set forth in the credit agreement. The determination of the 2012 ECF payment was made as of and for the Company’s fiscal year ended December 31, 2012, with the ECF prepayment due 90 days from that date. Because the Company achieved a total leverage ratio of 4.75:1.0, the ECF payment percentage was stepped down from 50% of ECF to 25% of ECF. The 2011 ECF payment percentage was 50%. The amount determined to be payable as the 2012 ECF payment at December 31, 2012 was $20.3 million, and accordingly this amount was reflected as current in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, certain lenders elected to refuse their portion of the 2012 ECF payment. For the Company’s 2012 ECF payment, refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and is reflected as long-term in the Company’s Consolidated Balance Sheet at June 30, 2013.

In accordance with the terms of the credit agreement, ECF payments that are not refused are applied toward future scheduled quarterly principal amortization payments in direct order of maturity. Consequently, the $3.7 million 2012 ECF payment made during the three months ended March 31, 2013 satisfied the $3.3 million June 30, 2013 quarterly principal installment, and the remaining $0.4 million will be applied toward the September 30, 2013 quarterly principal installment, reducing the required September 2013 installment from $3.3 million to $2.9 million.

The amount that may be payable as a mandatory excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to the ECF mandatory prepayment provision is reflected as current for the quarter ended June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company was in compliance with the Senior Secured Credit Facilities covenants.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, having commenced on February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During both the six months ended June 30, 2013 and 2012, the Company paid interest on the Senior Notes of $35.9 million.

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

In addition, prior to August 1, 2013, the Company may, at its option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date, subject to the right of holders of record of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of Senior Notes issued under the Indenture and the original principal amount of any additional Senior Notes that are Senior Notes issued under the Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. This option is required to be bifurcated for accounting purposes as an embedded derivative in the Company’s Senior Notes. The Company has estimated the value of this option to be nominal as of June 30, 2013 and December 31, 2012. This call feature is being marked to market over the period it is active.

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

As of June 30, 2013 and December 31, 2012, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, net of amortization for the six months ending June 30, 2013 and for the year ended December 31, 2012, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At June 30, 2013 and December 31, 2012, the Company had $29.9 million of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets. During the three and six months ended both June 30, 2013 and 2012, the Company recorded $1.1 million, and $2.3 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The original issue discount with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Borrowings

Total borrowings consisted of the following at:

(in thousands)	June 30, 2013	December 31, 2012

Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility (1)	12,663	20,258

Net Short-Term Debt:	$12,663	$20,258

Long-Term Debt:
Term Loan Facility	$1,288,687	$1,282,624
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(22,047)	(28,477)
Less Original Issue Discount—Senior Notes	(11,171)	(12,260)

Net Long-Term Debt	$1,955,469	$1,941,887

The future minimum principal payments due under the Senior Secured Credit Facilities and for the Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$6,138
2014 (1)	13,050
2015	13,050
2016	13,050
2017	13,050
2018 and thereafter	1,943,012

Total	$2,001,350

(1)	The amount that may be payable under the Senior Secured Credit Facilities as a mandatory excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to this prepayment provision is reflected as current for the quarter ended June 30, 2013.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued the Toggle Notes pursuant to the Toggle Notes Indenture. The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of the Company and other subsidiaries of Holdings. Claims of creditors of the Company and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. The Company and its subsidiaries are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of the Company’s assets, or any of its subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is the Company’s indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of the Company’s capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon the Company by the covenants under the Senior Secured Credit Facilities and the Indenture governing the Senior Notes due 2018, the Company plans to provide Holdings, through the declaration and payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis starting with the payment due on June 15, 2013. Interest payments on the Toggle Notes are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend that the Company plans to pay Holdings, subject to compliance with its own debt covenants, is $14.4 million (with the exception of the first dividend payment made on June 15, 2013 which equated to $14.3 million due to the interest period not covering a full 6 months), which is equal to the semi-annual Toggle Note interest payment.

14.	Derivatives

Interest Rate Cap-Cash Flow Hedge

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

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of June 30, 2013 and December 31, 2012, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and approximately $0.03 million and $0.01 million at June 30, 2013 and December 31, 2012, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheet and the gain recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	June 30, 2013	December 31, 2012
Assets:
Derivative instruments designated as a cash flow hedge:

Interest rate cap contracts	Other Assets	$26	$14

(In thousands, except per share amounts)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Amount of gain recognized in other comprehensive income, net of taxes:

Interest rate caps	$217	$164

(In thousands, except per share amounts)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Amount of gain recognized in other comprehensive income, net of taxes:

Interest rate caps	$454	$169

During the three and six months ended both June 30, 2013 and June 30, 2012, $0.4 million and $0.8 million, respectively, were reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.5 million from AOCI to the Consolidated Statement of Operations in the next twelve months.

15.	Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During the three and six months ended both June 30, 2013 and 2012, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million and $1.5 million, respectively. The amount due to such affiliates of the Sponsors at June 30, 2013 and December 31, 2012 was approximately $0.8 million and $0.4 million, respectively, and is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2013, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. Refer to Note 3 “Stock-Based Compensation” for further discussion of the Company’s associated long-term restricted stock liability.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of June 30, 2013 up through the issuance of these financial statements and has not identified any material subsequent events that require disclosure.

17.	Guarantor Subsidiaries

On July 29, 2010 the Company issued $700.0 million aggregate principal amount Senior Notes as described in Note 14. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facility described in Note 14, (collectively, the “Guarantors”). The guarantees are full and unconditional, subject to customary automatic release provisions. These customary conditions include, for example, the automatic release of the guarantee upon the sale, exchange, or transfer (by merger or otherwise) of all or substantially all of the Guarantor’s assets, which sale, exchange or transfer is made in compliance with the applicable provisions of the Senior Note Indenture. Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 14.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, the Condensed Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013 and 2012, respectively, of the parent companies, including but not limited to the Company (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantors and Non-Guarantors on a consolidated and combined basis.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$12,835	$149,216	$79,534	$(16,475)	$225,110
COSTS AND EXPENSES:
Cost of services	12,577	32,616	31,024	(3,314)	72,903
Selling, general and administrative	14,177	32,535	28,717	(13,161)	62,268
Depreciation	3,473	4,306	3,014	—	10,793
Amortization	1,110	20,373	8,063	—	29,546

Total costs and expenses	31,337	89,830	70,818	(16,475)	175,510

(LOSS) INCOME FROM OPERATIONS	(18,502)	59,386	8,716	—	49,600
Interest (expense) income, net	(34,295)	(64)	148	1	(34,210)
Other (expense) income, net	—	(1)	15	—	14

(LOSS) INCOME BEFORE INCOME TAXES	(52,797)	59,321	8,879	1	15,404
Income tax (benefit) expense	(21,434)	24,144	(2.341)	—	369
Equity earnings of subsidiaries, net of taxes	46,397	—	—	(46,397)	—

NET INCOME	$15,034	$35,177	$11,220	$(46,396)	$15,035

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$21,893	$135,901	$80,442	$(16,993)	$221,243
COSTS AND EXPENSES:
Cost of services	10,778	37,204	28,245	(2,438)	73,789
Selling, general and administrative	16,598	30,537	31,894	(14,554)	64,475
Depreciation	3,264	4,367	2,529	—	10,160
Amortization	3,219	21,485	9,813	—	34,517

Total costs and expenses	33,859	93,593	72,481	(16,992)	182,941

(LOSS) INCOME FROM OPERATIONS	(11,966)	42,308	7,961	(1)	38,302
Interest (expense) income, net	(37,228)	(76)	135	1	(37,168)
Other income, net	—	—	28	—	28

(LOSS) INCOME BEFORE INCOME TAXES	(49,194)	42,232	8,124	—	1,162
Income tax (benefit) expense	(10,096)	17,189	(6,038)	—	1,055
Equity earnings of subsidiaries, net of taxes	39,205	—	—	(39,205)	—

NET INCOME	$107	$25,043	$14,162	$(39,205)	$107

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$25,838	$297,143	$155,961	$(30,328)	$448,614
COSTS AND EXPENSES:
Cost of services	24,283	67,405	61,522	(6,417)	146,793
Selling, general and administrative	30,263	64,414	55,233	(23,909)	126,001
Depreciation	6,733	9,007	6,099	—	21,839
Amortization	2,226	42,011	16,739	—	60,976

Total costs and expenses	63,505	182,837	139,593	(30,326)	355,609

(LOSS) INCOME FROM OPERATIONS	(37,667)	114,306	16,368	(2)	93,005
Interest expense, net	(69,138)	(131)	(152)	2	(69,419)
Other income (expense), net	310	(1)	38	—	347
Loss on extinguishment of debt	(10,213)	—	—	—	(10,213)

(LOSS) INCOME BEFORE INCOME TAXES	(116,708)	114,174	16,254	—	13,720
Income tax (benefit) expense	(48,135)	46,469	1,219	—	(447)
Equity earnings of subsidiaries, net of taxes	82,740	—	—	(82,740)	—

NET INCOME	$14,167	$67,705	$15,035	$(82,740)	$14,167

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUE	$43,985	$266,539	$157,193	$(29,942)	$437,775
COSTS AND EXPENSES:
Cost of services	20,873	75,714	54,786	(2,910)	148,463
Selling, general and administrative	37,106	62,376	60,633	(27,032)	133,083
Depreciation	6,132	8,713	4,959	—	19,804
Amortization	6,439	42,970	19,665	—	69,074

Total costs and expenses	70,550	189,773	140,043	(29,942)	370,424

(LOSS) INCOME FROM OPERATIONS	(26,565)	76,766	17,150	—	67,351
Interest (expense) income, net	(75,104)	(157)	269	—	(74,992)
Other income, net	242	—	33	—	275

(LOSS) INCOME BEFORE INCOME TAXES	(101,427)	76,609	17,452	—	(7,366)
Income tax (benefit) expense	(31,431)	31,180	1,570	—	1,319
Equity earnings of subsidiaries, net of taxes	61,311	—	—	(61,311)	—

NET (LOSS) INCOME	$(8,685)	$45,429	$15,882	$(61,311)	$(8,685)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME (LOSS)	$15,034	$35,177	$11,220	$(46,396)	$15,035

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	18	—	—	—	18
Foreign currency translation adjustments	—	—	(11,429)	(187)	(11,616)
Pension adjustment, net of tax	—	—	4	—	4
Change in value of hedged interest rate caps, net of tax	(6)	—	—	—	(6)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income (loss), net of tax	235	—	(11,425)	(187)	(11,377)

COMPREHENSIVE INCOME (LOSS)	$15,269	$35,177	$(205)	$(46,583)	$3,658

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$107	$25,043	$14,162	$(39,205)	$107

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(47)	—	—	—	(47)
Foreign currency translation adjustments	—	—	(30,603)	13,765	(16,838)

Pension adjustment, net of tax	—	—	(5)	—	(5)

Change in value of hedged interest rate caps, net of tax	(59)	—	—	—	(59)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income (loss), net of tax	117	—	(30,608)	13,765	(16,726)

COMPREHENSIVE INCOME (LOSS)	$224	$25,043	$(16,446)	$(25,440)	$(16,619)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$14,167	$67,705	$15,035	$(82,740)	$14,167

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(80)	—	—	—	(80)
Foreign currency translation adjustments	—	—	(103,764)	39,964	(63,800)

Pension adjustment, net of tax	—	—	(4)	—	(4)
Change in value of hedged interest rate caps, net of tax	8	—	—	—	8
Less reclassification adjustment for interest rate cap related interest expense included in net income	446	—	—	—	446

Total other comprehensive income (loss), net of tax	374	—	(103,768)	39,964	(63,430)

COMPREHENSIVE INCOME (LOSS)	$14,541	$67,705	$(88,733)	$(42,776)	$(49,263)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET (LOSS) INCOME	$(8,685)	$45,429	$15,882	$(61,311)	$(8,685)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	13	—	—	—	13
Foreign currency translation adjustments	—	—	2,910	(3,642)	(732)

Pension adjustment, net of tax	—	—	(14)	—	(14)
Change in value of hedged interest rate caps, net of tax	(277)	—	—	—	(277)
Less reclassification adjustment for interest rate cap related interest expense included in net income	446	—	—	—	446

Total other comprehensive income (loss), net of tax	182	—	2,896	(3,642)	(564)

COMPREHENSIVE(LOSS) INCOME	$(8,503)	$45,429	$18,778	$(64,953)	$(9,249)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$415	$123,811	$153,441	$—	$277,667

Short-term investments	—	—	11,634	—	11,634
Accounts receivable, net of allowance for doubtful accounts and sales credits	5,385	101,850	37,573	—	144,808
Due from affiliate	—	1,037,442	372,271	(1,409,713)	—
Prepaid expenses and other current assets	6,134	7,332	7,523	—	20,989
Income tax receivable	488	5,609	154	—	6,251
Deferred tax assets	1,506	17,325	4,858	—	23,689

Total current assets	13,928	1,293,369	587,454	(1,409,713)	485,038

Property and equipment, net	79,345	36,709	37,574	—	153,628
Goodwill	85,681	1,108,365	419,529	—	1,613,575
Intangible assets, net	15,605	1,163,245	420,210	—	1,599,060
Deferred financing costs, net	37,145	—	—	—	37,145
Other assets	922	2,072	2,522	399	5,915

Investment in subsidiaries	4,011,556	—	1,292,289	(5,303,845)	—

Total Assets	$4,244,182	$3,603,760	$2,759,578	$(6,713,159)	$3,894,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, trade	$318	$8,396	$6,921	$—	$15,635
Accrued liabilities	27,140	30,387	29,914	70	87,511
Payables to affiliates	1,031,716	—	377,589	(1,409,295)	—
Borrowings, current	12,663	—	—	—	12,663
Interest payable	30,535	52	—	—	30,587
Income taxes payable	—	—	1,146	—	1,146
Deferred revenue	6,204	5,295	16,332	—	27,831

Total current liabilities	1,108,566	44,130	431,902	(1,409,225)	175,373

Income taxes payable	715	8,223	1,399	—	10,337
Deferred tax liabilities	39,399	453,091	102,491	—	594,981
Other liabilities	37,498	3,590	14,579	(1)	55,666
Borrowings, net of current portion and original issue discount	1,955,469	—	—	—	1,955,469

Total Liabilities	3,141,647	509,034	550,371	(1,409,226)	2,791,826

Total Stockholders’ Equity	1,102,535	3,094,726	2,209,207	(5,303,933)	1,102,535

Total Liabilities and Equity	$4,244,182	$3,603,760	$2,759,578	$(6,713,159)	$3,894,361

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$43,158	$80,881	$(18,692)	$—	$105,347

Cash flows from investing activities:
Purchase of property and equipment	(23,001)	(5,808)	(5,072)	—	(33,881)
Proceeds of insurance settlement related to property and equipment	—	2,485	—	—	2,485
Purchases of short-term investments	—	—	(3,335)	—	(3,335)
Proceeds from sale of short-term investments	—	—	14,236	—	14,236

Net cash (used in) provided by investing activities	(23,001)	(3,323)	5,829	—	(20,495)

Cash flows from financing activities:
Principal payments on long-term debt	(3,649)	—	—	—	(3,649)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—	—	—	(1,009)
Principal payments on capital leases	—	(198)	—	—	(198)
Dividend to parent company	(14,277)	—	—	—	(14,277)
Capital reduction resulting from cash distribution to option holders	(265)	—	(57)	—	(322)
Payment of interest rate cap	(831)	—	—	—	(831)

Net cash used in financing activities	(20,031)	(198)	(57)	—	(20,286)

Effect of change in exchange rates on cash and cash equivalents	—	—	(11,496)	—	(11,496)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	126	77,360	(24,416)	—	53,070

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	46,451	177,857	—	224,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$415	$123,811	$153,441	$—	$277,667

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$48,028	$(6,957)	$27,751	$152	$68,974

Cash flows from investing activities:
Purchase of property and equipment	(15,707)	(6,938)	(9,245)	—	(31,890)
Purchases of short-term investments	—	—	(17,548)	—	(17,548)

Net cash used in investing activities	(15,707)	(6,938)	(26,793)	—	(49,438)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	—	—	—	(32,029)
Principal payments on capital leases	—	(171)	—	—	(171)
Capital contribution resulting from exercise of parent company stock options	637	—	—	—	637
Payment of interest rate cap	(832)	—	—	—	(832)

Net cash used in financing activities	(32,224)	(171)	—	—	(32,395)

Effect of change in exchange rates on cash and cash equivalents	—	—	(508)	(152)	(660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97	(14,066)	450	—	(13,519)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$381	$103,402	$144,850	$—	$248,633

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended June 30, 2013 and 2012 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $160.1 million, or 71.1%, of our revenue for the three months ended June 30, 2013 and $317.6 million, or 70.8%, of our revenue for the six months then ended.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real- time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. The Trading Solutions segment accounted for $65.0 million, or 28.9%, of our revenue for the three months ended June 30, 2013 and $131.0 million, or 29.2%, of our revenue for the six months then ended.

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

During the second quarter of 2013, we advanced a number of ongoing initiatives aimed at enhancing the breadth and scope of our offerings, accelerating the development of innovative, new products and services, expanding market coverage and enhancing the delivery of our services:

•	Development of our new web-based transparency and workflow solution, Vantage, which offers insight into the fixed income markets and our evaluated pricing services;

•

Development of various delivery capabilities for ApexSM, an innovative suite of pricing and reference data delivery options and managed services aimed at helping firms more easily and rapidly integrate our content across their enterprises while also increasing workflow efficiency and reducing operational costs;

•	Completed additional enhancements to the BondEdge fixed income analytics platform, including the integration of third-party prepayment and credit models;

•	Development of real-time fixed income evaluations to further expand our fixed income pricing services;

•

Enhancing our Consolidated Feed service (also known as PlusFeed) including introducing new application programming interfaces (APIs), expanding the number of stock exchanges and other market sources that clients can access, further leveraging our own reference data content, and expanding our technical and support staff to enhance overall quality and services.

•	Development of additional managed services to help clients better monitor network performance;

•

Introduced an enhancement for our FutureSource workstation that targets commodities and energy professionals, including new web and mobile versions of this service, as well as new content and analytics capabilities; and

•	Launched a mobile tablet version of the Market-QSM real-time streaming market data desktop that targets financial advisors.

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

•

Increased focus on cost containment and operational efficiency: In recent years, a number of large financial institutions took actions to downsize their organizations, and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. These cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

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

Our Pricing and Reference Data segment continued to grow in recent quarters primarily due to expansion within our evaluated pricing and reference data product areas in North America. Key drivers within these product areas were strong revenue retention rates; increased demand from existing customers and, to a lesser extent, new customers; improving usage revenue; certain one-time sales related to specific content sets and/or the evolving use of data to support new areas; and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and it was approximately 95% for the quarter ended June 30, 2013 compared with 93% for the quarter ended June 30, 2012. In filings from prior years, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The revenue performance within our Trading Solutions segment in recent quarters has been impacted by the challenging market conditions which have continued to affect the segment’s new sales and, to a lesser extent, cancellation levels by smaller clients across both product areas. In particular, we have experienced extended sales cycles, particularly for larger, more strategic engagements. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our trading infrastructure managed services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of June 30, 2013, our workstations and related services supported approximately 85,400 total subscribers worldwide, compared with approximately 82,800 total subscribers as of June 30, 2012. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations that offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012). In our filings prior to 2011, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. The total number of subscribers as of June 30, 2012 was updated so as to be comparable to June 30, 2013. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

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

Results of Operations

Selected Financial Data

(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2013	2012	% Change	2013	2012	% Change

REVENUE	$225,110	$221,243	1.7%	$448,614	$437,775	2.5%

COSTS AND EXPENSES:
Cost of services	72,903	73,789	(1.2)%	146,793	148,463	(1.1)%
Selling, general and administrative	62,268	64,475	(3.4)%	126,001	133,083	(5.3)%
Depreciation	10,793	10,160	6.2%	21,839	19,804	10.3%
Amortization	29,546	34,517	(14.4)%	60,976	69,074	(11.7)%

Total costs and expenses	175,510	182,941	(4.1)%	355,609	370,424	(4.0)%

INCOME FROM OPERATIONS	49,600	38,302	29.5%	93,005	67,351	38.1%
Interest expense, net	(34,210)	(37,168)	(8.0)%	(69,419)	(74,992)	(7.4)%
Other income, net	14	28	(50.0)%	347	275	26.2%
Loss on extinguishment of debt	—	—	N/A	(10,213)	—	100.0%

INCOME (LOSS) BEFORE INCOME TAXES	15,404	1,162	1,225.6%	13,720	(7,366)	(286.3)%
Income tax expense (benefit)	369	1,055	(65.0)%	(447)	1,319	(133.9)%

NET INCOME (LOSS)	$15,035	$107	13,951.4%	$14,167	$(8,685)	(263.1)%

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

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non-GAAP)	2013 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$160,103	$154,337	3.7%	$1,329	$161,432	4.6%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,034	$27,638	(2.2)%	$333	$27,367	(1.0)%
Hosted Web Applications and Workstations	37,973	39,268	(3.3)%	20	37,993	(3.2)%

Total Trading Solutions	$65,007	$66,906	(2.8)%	$353	$65,360	(2.3)%

TOTAL REVENUE	$225,110	$221,243	1.7%	$1,682	$226,792	2.5%

Total revenue for the three months ended June 30, 2013 increased $3.9 million, or 1.7%, to $225.1 million compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased total revenue by $1.7 million in the three months ended June 30, 2013. Excluding the impact of foreign exchange, total revenue increased by $5.6 million, or 2.5%, to $226.8 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $5.8 million, or 3.7%, to $160.1 million in the three months ended June 30, 2013 compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $1.3 million in the three months ended June 30, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $7.1 million, or 4.6%, to $161.4 million primarily due to expansion within our evaluated pricing and reference data product areas in North America as a result of steady retention levels, new sales primarily to existing customers, one-time sales and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $1.9 million, or 2.8%, to $65.0 million in the three months ended June 30, 2013 compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased Trading Solutions revenue by $0.4 million in the three months ended June 30, 2013. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $1.5 million, or 2.3%, to $65.4 million primarily due to the impact of market conditions in both product areas in North America, particularly as it related to new sales levels over the past several quarters and, to a much lesser extent, erosion within smaller accounts.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	2013 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$72,903	$73,789	(1.2)%	$504	$73,407	(0.5)%

Cost of services expenses decreased by $0.9 million, or 1.2%, to $72.9 million during the three months ended June 30, 2013 compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased cost of services expense by $0.5 million. Excluding the impact of foreign exchange, cost of services expenses decreased by $0.4 million. The decrease in expense is primarily related to (1) a $0.5 million decrease in communications expense; (2) a sales volume related decrease of $0.3 million in hardware costs; and (3) additional smaller decreases in personnel-related expenses, consulting expenses, travel and entertainment expenses, and royalty expenses. These decreases were partially offset by a $0.7 million increase in data acquisition expense primarily due to the addition of new data sources. Cost of services expense as a percentage of revenue was 32.4% in the three months ended June 30, 2013 compared with 33.4% in the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SGA (Non-GAAP)	2013 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$62,268	$64,475	(3.4)%	$679	$62,947	(2.4)%

During the three months ended June 30, 2013, selling, general and administrative expenses decreased by $2.2 million, or 3.4%, to $62.3 million compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $0.7 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $1.5 million, or 2.4%. The expense decrease for the three months ended June 30, 2013 compared with the same period in 2012 is primarily related to (1) a $2.5 million decrease in transactional foreign exchange losses on operating activities; (2) receipt of insurance proceeds of $2.1 million related to our 2012 claim associated with losses due to the impacts of Hurricane Sandy; and (3) a $0.5 million decrease in bad debt expense, being partially offset by a $3.0 million increase in personnel-related expenses due to decreased incentive compensation levels in the three months ended June 30, 2012. Selling, general, and administrative expenses as a percentage of revenue was 27.7% in the three months ended June 30, 2013 compared with 29.1% for the three months ended June 30, 2012.

Depreciation

	Three Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	2013 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$10,793	$10,160	6.2%	$73	$10,866	6.9%

During the three months ended June 30, 2013, depreciation expense increased by $0.6 million, or 6.2%, to $10.8 million compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased depreciation expense by $0.1 million. Excluding the impact of foreign exchange, depreciation expense increased by $0.7 million, or 6.9%, primarily due to a $0.5 million increase in depreciation expense resulting from changes in the useful lives of certain information technology assets based on the ongoing evaluation of our internal development initiatives.

Amortization

	Three Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	2013 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$29,546	$34,517	(14.4)%	$268	$29,814	(13.6)%

During the three months ended June 30, 2013, amortization expense decreased by $5.0 million, or 14.4%, to $29.5 million compared with the three months ended June 30, 2012. The change in foreign exchange rates decreased amortization expense by $0.3 million. Excluding the impact of foreign exchange, amortization expense decreased by $4.7 million, or 13.6%. The decrease in amortization is the result of the following factors: (1) a $2.8 million decrease from the impact of several assets which are being amortized using the economic benefit method nearing the end of their useful lives, and therefore having lower amortization rates than in the prior year; and (2) a $1.7 million decrease due to the change in the estimated useful lives of completed technologies related to our in-process development initiatives. For further information on the extension of the useful lives see Note 6 “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Expense

Net interest expense was $34.2 million for the three months ended June 30, 2013 compared with $37.2 million for the three months ended June 30, 2012. The period-over-period decline in interest expense is due to a decrease in the applicable interest rate on our Term Loan Facility as a result of the refinancing of our Term Loan that occurred in February 2013, with the lower rate realized for all three months of the second quarter of 2013 and not during the same period in 2012. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the three months ended June 30, 2013, our quarterly effective tax rate after discrete items was a 2.4% expense as compared to a 90.8% expense for the three months ended June 30, 2012. The estimated annual effective tax rate for the three months ended June 30, 2013 is a 7.9% expense excluding the net discrete expense of $0.1 million for the quarter. The net $0.1 million discrete expense in the three months ended June 30, 2013 was primarily attributable to the tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions, and an interest expense charge on tax reserves for unrecognized tax benefits offset by a favorable audit settlement in the US.

The change in the estimated annual tax rates, prior to the impact of discrete items, of the 7.9% expense for the six months ended June 30, 2013, when compared with the 47.6% benefit for the six months ended June 30, 2012 is primarily related to expected lower losses in the U.S. in 2013 when compared with 2012.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non-GAAP)	2013 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$317,579	$303,997	4.5%	$2,041	$319,620	5.1%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$54,636	$54,865	(0.4)%	$479	$55,115	0.5%
Hosted Web Applications and Workstations	76,399	78,913	(3.2)%	55	76,454	(3.1)%

Total Trading Solutions	$131,035	$133,778	(2.1)%	$534	$131,569	(1.7)%

TOTAL REVENUE	$448,614	$437,775	2.5%	$2,575	$451,189	3.1%

Total revenue for the six months ended June 30, 2013 increased $10.8 million, or 2.5%, to $448.6 million compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased total revenue by $2.6 million in the six months ended June 30, 2013. Excluding the impact of foreign exchange, total revenue increased by $13.4 million, or 3.1% to $451.2 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $13.6 million, or 4.5%, to $317.6 million in the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $2.0 million in the six months ended June 30, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $15.6 million, or 5.1%, to $319.6 million primarily due to expansion within our evaluated pricing and reference data product areas in North America as a result of steady retention levels, new sales primarily to existing customers, one-time sales and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $2.7 million, or 2.1%, to $131.0 million in the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased Trading Solutions revenue by $0.5 million in the six months ended June 30, 2013. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $2.2 million, or 1.7%, to $131.6 million, primarily due to the impact of market conditions in the Hosted Web Applications and Workstations product areas, particularly as it related to new sales levels over the past several quarters and, to a much lesser extent, erosion within smaller accounts.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Six Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	2013 Adjusted COS (Non-GAAP) % Change

COST OF SERVICES	$146,793	$148,463	(1.1)%	$906	$147,699	(0.5)%

Cost of services expenses decreased by $1.7 million, or 1.1%, to $146.8 million during the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased cost of services expense by $0.9 million. Excluding the impact of foreign exchange, cost of services expenses decreased by $0.8 million, or 0.5%. The decrease to expenses in the six months ended June 30, 2013 compared with the same period in 2012 is primarily related to (1) a decrease in consulting expenses of $0.4 million due to increased capitalization of costs for internal development projects; (2) a sales volume-related decrease of $0.4 million in hardware costs; (3) a decrease in travel and entertainment expenses of $0.4 million; and (4) a decrease in personnel-related expenses of $0.4 million due to a larger amount of capitalized development costs. Cost of services expense as a percentage of revenue was 32.7% in the six months ended June 30, 2013 compared with 33.9% in the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Six Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SGA (Non-GAAP)	2013 Adjusted SGA (Non-GAAP) % Change

SELLING, GENERAL and ADMINISTRATIVE	$126,001	$133,083	(5.3)%	$1,026	$127,027	(4.6)%

During the six months ended June 30, 2013, selling, general and administrative expenses decreased by $7.1 million, or 5.3%, to $126.0 million compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $1.0 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $6.1 million, or 4.6%. The decrease to expenses in the six months ended June 30, 2013 compared with the same period in 2012 is primarily related to (1) a $7.5 million decrease in transactional foreign exchange losses on operating activities; (2) receipt of insurance proceeds of $2.9 million related to our 2012 claim associated with losses due to the impacts of Hurricane Sandy; and (3) a $0.6 million decrease in travel and entertainment expenses. These decreases in expense in the six months ended June 30, 2013 were partially offset by an increase in personnel expense of $4.0 million due to lower incentive compensation levels in the three months ended June 30, 2012. Selling, general, and administrative expenses as a percentage of revenue was 28.1% in the six months ended June 30, 2013 compared with 30.4% for the six months ended June 30, 2012.

Depreciation

	Six Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	2013 Adjusted Depreciation (Non-GAAP) % Change

DEPRECIATION	$21,839	$19,804	10.3%	$118	$21,957	10.9%

During the six months ended June 30, 2013, depreciation expense increased by $2.0 million, or 10.3%, to $21.8 million compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased depreciation expense by $0.1 million. Excluding the impact of foreign exchange, depreciation expense increased by $2.1 million, or 10.9%. The increase is primarily related to (1) a $1.3 million increase in depreciation expense resulting from changes in the useful lives of certain information technology assets based on the ongoing evaluation of our internal development initiatives; and (2) a $0.6 million increase due to the additional depreciation expense recognized on internal development projects placed in service during or after the six months ended June 30, 2012.

Amortization

	Six Months Ended June 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	2013 Adjusted Amortization (Non-GAAP) % Change

AMORTIZATION	$60,976	$69,074	(11.7)%	$439	$61,415	(11.1)%

During the six months ended June 30, 2013, amortization expense decreased by $8.1 million, or 11.7%, to $61.0 million compared with the six months ended June 30, 2012. The change in foreign exchange rates decreased amortization expense by $0.4 million. Excluding the impact of foreign exchange, amortization expense decreased by $7.7 million, or 11.1%. The decrease in amortization is the result of the following factors: (1) a $5.6 million decrease from the impact of several assets which are being amortized using the economic benefit method nearing the end of their useful lives, and therefore having lower amortization rates than in the prior year; and (2) a $1.7 million decrease due to the change in the estimated useful lives of completed technologies related to our in-process development initiatives. For further information on the extension of the useful lives see Note 9 “Goodwill and Intangible Assets” in the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and Note 6 “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Expense

Net interest expense was $69.4 million for the six months ended June 30, 2013 compared with $75.0 million for the six months ended June 30, 2012. The period-over-period difference results from lower interest expense related to (1) a decrease in the interest rate on our Term Loan Facility as a result of the refinancing of our Term Loan that occurred in February 2013, with the lower rate realized for five months of the six months ended June 30, 2013 and not during the same period in 2012; and (2) a decrease due to the write-off in connection with the February 2013 amendment of a portion of the Term Loan original issue discount and deferred financing costs related to the debt extinguishment as part of the loss on extinguishment of debt instead of as a component of interest expense for the six months ended June 30, 2013. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10.2 million was realized during the six months ended June 30, 2013, with no such activity in the six months ended June 30, 2012. The loss on extinguishment related to the February 2013 refinancing of our Term Loan. The loss on extinguishment included the write-off of $3.6 million of unamortized debt financing costs, $3.9 million of unamortized original issue discount and $2.7 million of direct issuance costs incurred to complete the February 2013 amendment.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the six months ended June 30, 2013, our quarterly effective tax rate after discrete items was a 3.3% benefit as compared to a 17.9% expense for the six months ended June 30, 2012. The estimated annual effective tax rate for the year ending December 31, 2013, as of June 30, 2013 is a 7.9% expense excluding the net discrete benefit of $1.5 million. The net $1.5 million discrete benefit in the six months ended June 30, 2013 was primarily attributable to the 2012 US Research and Development Credit which was extended by The American Taxpayer Relief Act of 2012 (“ATRA”) enacted on January 3, 2013 and the release of tax reserves being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits and tax provision to tax return adjustments with respect to the filing of prior year returns in foreign jurisdictions.

The change in the estimated annual tax rates, prior to the impact of discrete items, of the 7.9% expense for the six months ended June 30, 2013, when compared with the 47.6% benefit for the six months ended June 30, 2012 is primarily related to expected lower losses in the U.S. in 2013 when compared with 2012.

As of June 30, 2013, we had approximately $11.8 million of net unrecognized tax benefits ($12.8 million on a gross basis) which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.3 million of our current remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million and $0.3 million were provided in income tax expense for uncertain tax positions for the six months ended June 30, 2013 and 2012, respectively. Gross reserves for interest and penalties of $1.1 million and $1.0 million have been provided at June 30, 2013 and December 31, 2012, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Our federal tax returns for the tax years 2008 through 2010 are currently under examination by the Internal Revenue Service. Our state tax returns, for certain states, remain subject to examination for tax years 2006 through 2011.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $277.7 million, liquid short-term investments of $11.6 million, and had $158.9 million available under our Revolving Credit Facility. Of these balances, $153.4 million and $11.6 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and certain acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. Subject to the limitations placed upon us by the covenants under the Senior Secured Credit Facilities and the Indenture governing our Senior Notes due 2018, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes. During the quarter ended June 30, 2013, we declared and paid to Holdings the first such dividend in the amount of $14.3 million.

The following table shows our level of indebtedness and certain other information as of:

(in thousands)	June 30, 2013
Revolving credit facility(1)	$—
Term loan facility(2)	1,301,350
Senior Notes(3)	700,000

Total indebtedness	$2,001,350

(1)	Our Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $1.1 million of letters of credit that were outstanding as of June 30, 2013).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, the outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flow provided by (used in):
Operating activities	$105,347	$68,974
Investing activities	(20,495)	(49,438)
Financing activities	(20,286)	(32,395)
Effect of exchange rates on cash balances	(11,496)	(660)

Net increase (decrease) in cash and cash equivalents	$53,070	$(13,519)

Operating Activities

When compared with the six months ended June 30, 2012, net cash provided by operating activities increased by $36.4 million, or 52.7%, to $105.3 million in the six months ended June 30, 2013. The increase in operating cash flow in the six months ended June 30, 2013 compared with the same period in 2012 primarily related to the following factors: (1) a $9.8 million increase in cash flows due to a decrease in incentive compensation payments; (2) an advance customer payment of $7.7 million for hardware; and (3) a $4.6 million increase in cash flows related to a decrease in cash interest paid, due to lower interest rates resulting from the refinancing of the Term Loan Facility. The remaining change of $14.3 million is due to higher cash generation driven by increased profitability in 2013 compared to 2012, coupled with a net decrease in non-cash working capital.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2012 and we expect we will maintain such status through 2013, based on our results of operations to date and expected results for the remainder of fiscal 2013, including our use of net operating loss carry-forwards in the U.S. and our prepaid tax position in the U.K.

Investing Activities

When compared with the six months ended June 30, 2012, net cash used in investing activities decreased by $28.9 million, or 58.5%, to $20.5 million in the six months ended June 30, 2013. The decrease is primarily due to the recognition of net proceeds from the purchase/sale of short-term investments of $10.9 million in the six months ended June 30, 2013, compared with recognition of net payments of $17.5 million in the six months ended June 30, 2012, and the receipt of $2.5 million of insurance settlement proceeds in the six months ended June 30, 2013 related to our 2012 claim associated with property and equipment that was damaged due to the impacts of Hurricane Sandy. This decrease is partially offset by an increase of $2.0 million in purchases of property and equipment in the six months ended June 30, 2013.

We have no material capital expenditure commitments.

Financing Activities

When compared with the six months ended June 30, 2012, net cash used in financing activities decreased by $12.1 million, or 37.4%, to $20.3 million in the six months ended June 30, 2013. The change is due to lower principal payments on the Term Loan Facility in the six months ended June 30, 2013 as compared to those made in the six months ended June 30, 2012. There was one Term Loan principal payment of $3.7 million made in the first quarter of 2013 which was the excess cash flow (“ECF”) payment related to 2012. Comparatively, in the first quarter of 2012, the ECF payment related to 2011 was $32.3 million. The reduction in the 2013 ECF payment when compared with the 2012 ECF payment is based on our achievement of certain leverage ratios in 2013 that reduced the amount required as an ECF in 2013 coupled with a higher percentage of ECF refusals in 2013. The smaller ECF payment during 2013 was offset by (1) $14.3 million of a dividend payment to Holdings, which was used by Holdings to make its June 15 interest payment on the Toggle Notes, and (2) $1.0 million of debt issuance costs, net of debt proceeds, in the six months ended June 30, 2013 which were related to the February 2013 Term Loan Facility refinancing, for which there was no similar activity in 2012.

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

Debt

Overview

On February 6, 2013, we completed a refinancing of our Senior Secured Credit Facilities through a second amendment to the credit agreement (the “Amendment”). The Amendment provides for, among other things, the following:

•	a reduction of our LIBOR borrowing rate from LIBOR plus 3.25% to LIBOR plus 2.75%;

•	a reduction of the LIBOR floor from 1.25% to 1.00%; and

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013 (not giving consideration to application of the 2012 ECF payment).

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended June 30, 2013. Since the inception of the Term Loan Facility, we have elected the three-month LIBOR rate. At June 30, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus an applicable margin of 2.75%. As noted above, we designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of $575.0 million at June 30, 2013. Refer to Note 14, “Derivatives” and to Note 13 “Debt” in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million declining to $450.0 million over three years, to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On September 28, 2012, the notional amount of our interest rate caps was reduced from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. On March 28, 2013 the fixed interest rate increased from 2.50% to 3.00%. The notional amount will be further reduced to $450 million on September 30, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate during the quarter ended June 30, 2013. Refer to Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5.0:1.0. As of June 30, 2013, our total leverage ratio was below 5.0:1.0, resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the funded principal amount of the refinanced Term Loan Facility, or $3.3 million per quarter, beginning with the quarter ended June 30, 2013 (subject to the application of the 2012 annual excess cash flow mandatory prepayment (“ECF payment”) described below, with the balance being payable on the final maturity date. Giving consideration to the 2012 ECF, the first quarterly principal installment of the refinanced Term Loan in the amount of $2.9 million is due on September 30, 2013. During the six months ended June 30, 2013, we made a $3.7 million principal payment related to the 2012 ECF.

Prepayments

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow, (ii) payments related to certain asset sales and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the 2012 ECF payment was made as of and for our fiscal year ended December 31, 2012, with the ECF payment due 90 days from that date. Because we achieved a total leverage ratio of 4.7:1.0, the required payment percentage of 2012 ECF was stepped down from 50.0% of ECF to 25.0% of ECF. The 2011 ECF payment percentage was 50%. The amount determined to be payable as ECF payments at December 31, 2012 was $20.3 million and accordingly was reflected as current in our Consolidated Balance Sheets as of December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, certain lenders elected to refuse their portion of the 2012 ECF payment. Lender refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and reflected as long-term in our Consolidated Balance Sheet at June 30, 2013.

In accordance with the terms of the credit agreement, the accepted balances of ECF payments are applied toward future scheduled quarterly principal installments in direct order of maturity. As a result of the actual amounts paid related to our fiscal year 2012 ECF, scheduled quarterly principal payments due on its refinanced Term Loan Facility are deferred until September 30, 2013 as discussed above. The amount that may be payable as an excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of our outstanding debt from its Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended June 30, 2013.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. Pursuant to the terms of the Senior Notes, we made interest payments of $35.9 million during both the six months ended June 30, 2013 and 2012.

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

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$6,138
2014 (1)	13,050
2015	13,050
2016	13,050
2017	13,050
2018	1,943,012

Total	$2,001,350

(1)	Does not include any estimated excess cash flow prepayments.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture”).

The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of ours and other subsidiaries of Holdings. Claims of creditors of ours and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. We, along with our subsidiaries, are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of our assets, or any of our subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is our indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of our capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon us by our own debt covenants, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis starting with the payment made on June 15, 2013. Interest payments on the Toggle Notes are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend we will pay Holdings (subject to compliance with our own debt covenants) is $14.4 million, (with the exception of the first dividend payment made on June 15, 2013 which equated to $14.3 million due to the interest period not covering a full 6 months) which is equal to the semi-annual Toggle Note interest payment.

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

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	($ in thousands)
	2013	2012	2013	2012
Net Income (Loss)	$15,035	$107	$14,167	$(8,685)
Interest expense	34,210	37,168	69,419	74,992
Other income	(14)	(28)	(347)	(275)
Income tax expense (benefit)	369	1,055	(447)	1,319
Depreciation and amortization	40,339	44,677	82,815	88,878

EBITDA	89,939	82,979	165,607	156,229

Adjustments:
Non-cash stock-based compensation	874	874	1,726	1,705
Other non-recurring charges (2)	818	351	12,600	1,160
Other (income) charges, net (3)	(3,335)	1,534	(8,497)	3,066
Pro forma cost savings (4)	7,500	7,500	15,000	15,000

Pro Forma Adjusted EBITDA (Covenant EBITDA) (1)	$95,796	$93,238	$186,436	$177,160

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt ($10.2 million in the six months ended June 30, 2013), facility consolidation costs and certain severance and retention expenses.
(3)	Other (income) charges, net include insurance recoveries, management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, professional fees related to the registration of our debt securities and other costs. The primary changes from 2012 to 2013 are driven by the non-cash foreign exchange expense and insurance recoveries related to Hurricane Sandy.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2012.

Commitments and Contingencies

As of June 30, 2013, there have been no material changes to our commitments and contingencies since December 31, 2012, except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 13 “Debt” in the Notes to the Unaudited Consolidated Financial Statements in Item 1. (See Note 20 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.)

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

Liabilities

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), regarding ASC Topic 405 “Liabilities.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as a sum of 1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires the entity to disclose the nature and amount of the obligation as well as other information about the obligation. For public filers, ASU 2013-04 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted, and must be applied retrospectively to all prior periods presented. We are currently evaluating the impact, if any, the adoption of ASU 2013-04 will have on our financial position, results of operations or cash flows.

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

Basis of Presentation

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”), regarding ASC Topic 205 “Presentation of Financial Statements.” ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Additionally, ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation, including the presentation of any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). Finally, ASU 2013-07 requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. ASU 2013-07 is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein, with early adoption permitted, and must be applied prospectively from the day that liquidation becomes imminent. We are currently evaluating the impact, if any, the adoption of ASU 2013-07 will have on our basis of presentation.

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

For the periods presented, total revenue and long lived assets by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Revenue:
United Kingdom	$19,949	$21,566
All other European countries	31,078	30,099
Asia Pacific	11,098	12,041
Rest of World	3,313	3,342

Total	$65,438	$67,048

	Six Months Ended June 30,
	2013	2012
Revenue:
United Kingdom	$41,000	$43,371
All other European countries	61,565	60,225
Asia Pacific	22,451	24,300
Rest of World	6,413	6,671

Total	$131,429	$134,567

	As of
	June 30,	December 31,
	2013	2012
Long-Lived Assets:
United Kingdom	$547,400	$598,589
All other European countries	139,293	144,182
Asia Pacific	139,268	159,960

	$825,961	$902,731

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable rate debt. As of June 30, 2013, we had $1.301 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. In order to mitigate this risk, we entered into forward starting interest rate caps that hedged the exposure on $700.0 million of this debt beginning September 30, 2011, which decreased to $575.0 million on September 30, 2012, decreases to $450.0 million on September 30, 2013 and to zero on September 30, 2014. Although the relevant floating interest rate was 0.27% at June 30, 2013, our minimum interest rate is set at 1.00% (plus an applicable percentage). The current interest rate is 3.75% (1.00% floor plus an applicable percentage of 2.75%). An increase of 1% in our variable rate above our June 30, 2013 rate of 3.75% would increase our interest expense over the subsequent four-quarter period by approximately $13.1 million. As of June 30, 2013, approximately 44% of this exposure is hedged with the interest rate caps. Please refer to Note 14 “Derivatives” and Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three or six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.++

++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: August 9, 2013	By:	/S/ MASON SLAINE
	Name:	Mason Slaine
Chairman, President and Chief Executive Officer

Dated: August 9, 2013	By:	/S/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer