Form 10-Q
period 2013-09-30
INTERACTIVE DATA CORP/MA/
filed 2013-11-12
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 10 shares of the registrant’s common stock, par value $.01 per share, outstanding as of November 8, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$224,330	$218,073	$672,944	$655,848
COSTS AND EXPENSES:
Cost of services	73,559	72,912	220,352	221,375
Selling, general and administrative	71,752	63,621	197,753	196,704
Depreciation	10,015	10,318	31,854	30,122
Amortization	27,844	34,494	88,820	103,568

Total costs and expenses	183,170	181,345	538,779	551,769

INCOME FROM OPERATIONS	41,160	36,728	134,165	104,079
Interest expense, net	(34,198)	(37,372)	(103,617)	(112,364)
Other income, net	—	329	347	604
Loss on extinguishment of debt	—	—	(10,213)	—

INCOME (LOSS) BEFORE INCOME TAXES	6,962	(315)	20,682	(7,681)
Income tax benefit	(7,170)	(18,357)	(7,617)	(17,038)

NET INCOME	$14,132	$18,042	$28,299	$9,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$14,132	$18,042	$28,299	$9,357

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	67	106	(13)	119
Foreign currency translation adjustments	48,953	23,587	(14,847)	22,856
Pension adjustment, net of tax	11	(9)	7	(23)
Change in value of hedged interest rate caps, net of tax	(13)	(38)	(5)	(316)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	224	223	670	669

Total other comprehensive income (loss), net of tax	49,242	23,869	(14,188)	23,305

Comprehensive income	$63,374	$41,911	$14,111	$32,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share information)

	Unaudited	Audited
	September 30,	December 31,
	2013	2012
ASSETS
Assets:
Cash and cash equivalents	$307,552	$224,597
Short-term investments	6,077	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,181 and $5,718 at September 30, 2013 and December 31, 2012, respectively	147,507	134,855
Prepaid expenses and other current assets	27,720	25,021
Income tax receivable	6,257	6,253
Deferred tax assets	11,024	23,396

Total current assets	506,137	437,703

Property and equipment, net	165,961	142,920
Goodwill	1,633,577	1,640,541
Intangible assets, net	1,593,658	1,690,652
Deferred financing costs, net	34,941	44,854
Other assets	6,059	5,638

Total Assets	$3,940,333	$3,962,308

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$24,282	$17,323
Accrued liabilities	94,202	87,347
Borrowings, current	13,050	20,258
Interest payable	12,345	30,310
Income taxes payable	1,396	5,578
Deferred revenue	28,848	22,608

Total current liabilities	174,123	183,424
Income taxes payable	10,568	10,992
Deferred tax liabilities	577,907	604,322
Other liabilities	56,784	57,816
Borrowings, net of current portion and original issue discount	1,953,963	1,941,887

Total Liabilities	$2,773,345	$2,798,441

Commitments and contingencies (Note 7)

Equity:
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in-capital	1,242,831	1,253,821
Accumulated loss	(94,263)	(122,562)
Accumulated other comprehensive income	18,420	32,608

Total stockholder’s equity	1,166,988	1,163,867

Total Liabilities and Equity	$3,940,333	$3,962,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated (Loss) Income	Other Comprehensive Income (loss)	Total Stockholder’s Equity
Balance, December 31, 2012	10	—	$1,253,821	$(122,562)	$32,608	$1,163,867
Stock-based compensation (Note 3)	—	—	4,244	—	—	4,244
Dividend to parent company	—	—	(14,277)	—	—	(14,277)
Capital reduction as a result of cash distributions to option holders	—	—	(954)	—	—	(954)
Tax impact resulting from cash distribution to option holders	—	—	(3)	—	—	(3)
Other comprehensive loss (Note 12)	—	—	—	—	(14,188)	(14,188)
Net income	—	—	—	28,299	—	28,299

Balance, September 30, 2013	10	$—	$1,242,831	$(94,263)	$18,420	$1,166,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$28,299	$9,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,674	133,690
Amortization of deferred financing costs and accretion of notes discounts	12,101	13,264
Deferred income taxes	(12,188)	(21,135)
Non-cash stock-based compensation (Note 3)	2,793	2,580
Non-cash interest expense	1,130	1,130
Provision for doubtful accounts and sales credits	1,428	19
Loss on dispositions of fixed assets	11	28
Loss on extinguishment of debt	10,213	—
Portion of insurance settlement related to property and equipment	(2,485)	—
Changes in operating assets and liabilities, net	(18,411)	(36,464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	143,565	102,469

Cash flows from investing activities:
Purchase of property and equipment	(54,056)	(45,960)
Proceeds of insurance settlement related to property and equipment	2,485	—
Purchase of short-term investments	(3,335)	(23,540)
Proceeds from maturities and sales of short-term investments	20,112	—

NET CASH USED IN INVESTING ACTIVITIES	(34,794)	(69,500)
Cash flows from financing activities:
Principal payments on long-term debt	(6,525)	(32,029)
Principal payments on capital leases	(297)	(279)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—
Payment of interest rate cap	(1,247)	(1,248)
Dividend to parent company	(14,277)	—
Capital reduction resulting from cash distribution to option holders	(650)	—
Capital contribution resulting from exercise of parent company stock options	—	787

NET CASH USED IN FINANCING ACTIVITIES	(24,005)	(32,769)

Effect of change in exchange rates on cash and cash equivalents	(1,811)	3,457

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,955	3,657
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,597	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,552	$265,809

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles, and while the Company believes that the disclosures presented are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes contain all normal and recurring adjustments and accruals considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods indicated. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

3. Stock-Based Compensation

Stock-based Compensation Expense and Valuation Assumptions

All employee options are awarded under the Holdings 2010 Stock Incentive Plan (the “Plan”). The Plan was most recently amended in September 2013, where the amendment increased the aggregate shares reserved for issuance from 135,396,876 to 160,396,876 shares of Holdings Common Stock.

For the periods presented, the Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cost of services	$518	$277	$1,402	$836
Selling, general and administrative	1,067	598	3,936	1,744

Stock-based compensation expense before income taxes (a)	1,585	875	5,338	2,580
Income tax benefit	594	157	2,187	970

Stock-based compensation expense after income taxes	$991	$718	$3,151	$1,610

(a)	During the three and nine months ended September 30, 2013, total stock compensation expense before income taxes was $1.8 million and $5.9 million, respectively, prior to the capitalization of $0.2 million and $0.6 million, respectively, as part of ongoing development initiatives. Stock-based compensation expense includes $0.5 million and $2.5 million for the three and nine months ended September 30, 2013 related to cash distributions accrued in connection with the Holdings recapitalization transaction undertaken in December 2012, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Holdings 2012 Recapitalization”), for options that vested during those respective periods. The $0.5 million is recorded in “Accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

There were no excess tax benefits related to the exercise of stock options in either the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Assumptions and Fair Values

The Company estimated the fair value of stock options with service-based conditions on the date of grant using a Black-Scholes model. The Company estimated the fair value of stock options with performance-based vesting conditions on the date of grant using the Monte Carlo Simulation model. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of Holdings Common Stock, interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

Stock options with performance-based vesting conditions generally become exercisable on the occurrence of a liquidity event that results in specified returns on the Sponsors’ initial investment. For awards with performance-based vesting conditions, the Company evaluates a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions give a statistically acceptable range of future stock prices for options with performance-based vesting conditions.

For stock options with performance-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved when determining expected term. For options with service-based vesting conditions, the expected term is based on when employees are expected to exercise options based on the period of vesting and the estimated timing of a potential change in control or public offering.

Because the Holdings Common Stock underlying the options is not traded on any public market, the Company reviews the unlevered historical and implied volatility of the common stock of publicly traded peer companies within the Company’s industry and utilizes the resulting implied volatility, adjusted for the Company’s debt structure, when calculating the fair value of the options. The determined risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the option. The assumed forfeiture rate is determined based on historical forfeiture data as well as future expectations. The dividend yield and estimated time to complete a liquidity event are based on management’s judgment with input from the Company’s Board of Directors.

For share-based awards granted during the three-month periods ended September 30, 2013, June 30, 2013 and March 31, 2013, the Board of Directors of the Company valued Holdings Common Stock at $1.16, $1.08 and $1.00 per share, respectively. This share price was based on the results of a valuation analysis performed as of August 31, 2013, April 30, 2013 and December 19, 2012, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based options issued during the applicable periods.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1.0 million shares and 0% for executives and non-executive employees who received grants in excess of 1.0 million shares, to all unvested options as of September 30, 2013. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the three- or nine-month periods ended September 30, 2013 or 2012, for options with performance-based vesting features. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

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

The fair values of stock options granted under the Plan were estimated as of the grant-date using the Black Scholes model for options with service-based vesting conditions or the Monte Carlo Simulation model for awards with performance-based vesting conditions, applying the following assumptions:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Risk free interest rate	1.4%	1.2%
Expected term (in years)	5.0	6.1
Weighted average expected volatility	77.7%	81.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value of underlying Holdings shares	$1.15	$1.17

The weighted average grant-date fair value of options granted under the Plan for the nine months ended September 30, 2013 and 2012 was $0.40 and $0.60, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo Simulation models used for each performance-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering for awards which vest based on service conditions.

Holdings 2012 Recapitalization

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the Holdings recapitalization transaction undertaken in December 2012, holders of options to purchase shares of Holdings Common Stock with service-based vesting conditions, received a cash distribution on the date of the recapitalization for options that were vested and unexercised as of the date of the recapitalization. Additional cash distributions will be paid to holders of service-based vesting options for service-based options that were outstanding and unvested as of the date of the recapitalization as such options subsequently vest. The Company calculates and pays the additional cash distributions on a quarterly basis to the qualified holders of such options. The Company recorded stock compensation expense of $0.5 million and $2.5 million related to service-based options that vested during the three and nine months ended September 30, 2013, respectively, related to the Holdings 2012 Recapitalization.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the nine months ended September 30, 2013, is presented below:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	127,837	$0.82
Granted	23,560	1.15
Exercised	(514)	(1.00)
Forfeited	(1,725)	(0.85)
Expired	(307)	(1.01)

Outstanding at September 30, 2013	148,851	$0.87	7.6

Vested and unvested expected to vest at September 30, 2013	145,499	$0.87	7.6
Exercisable at September 30, 2013	20,237	$1.01	7.3

A summary of the status and activity for restricted stock for the nine months ended September 30, 2013, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)
(in thousands, except per share data)
Unvested at December 31, 2012	36,850	$0.66	N/A
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at September 30, 2013	36,850	$0.66	N/A

Restricted Stock Liability

Certain executives have purchased or been granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These shares are subject to certain transfer restrictions and repurchase rights that allow the Company, in certain circumstances where the holder’s employment is terminated, to repurchase the shares from the holder at the lower of cost or fair market value. Due to these repurchase features, 34.5 million of these share purchases are treated as early exercises of stock options for accounting purposes, assigned a grant-date fair value and recorded as a restricted stock liability. The repurchase rights lapse on a change in control or public offering of Holdings, at which point compensation expense associated with these awards, will be recognized. The remaining 2.4 million of these shares affords the holder contingent put rights which would require the Company to repurchase the shares at fair value in the event the individual is terminated without cause or resigns for reasons considered acceptable in the share purchase agreement. The accounting for these contingent repurchase rights requires that the proceeds from these share purchases be presented outside of stockholders’ equity. As a result of these repurchase features, the Company has recorded the $36.9 million in proceeds that Holdings received for these shares in Other liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

Unrecognized Compensation Expense

Total unrecognized compensation expense, net of forfeitures, related to stock based awards at September 30, 2013 was $82.2 million. Of this amount, $52.9 million related to Holdings’ non-vested employee stock option plan, of which $14.8 million related to awards which become exercisable based on service based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 3.3 years and $38.1 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Holdings Common Stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. Of the remaining $29.3 million of unrecognized compensation expense, $25.3 million relates to Holdings restricted stock and $4.0 million relates to unpaid cash distributions on unvested options resulting from the Holdings 2012 recapitalization transaction discussed above. Compensation expense for Holdings restricted stock will be recognized upon a change in control or public offering of Holdings Common Stock, and compensation expense related to the Holdings 2012 Recapitalization will be recognized as the associated options vest.

4. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of cash deposits held at major financial institutions and money market fund investments. The Company considers all liquid investments with original maturities of less than three months to be cash equivalents.

During the nine months ended September 30, 2013, the Company received proceeds totaling $20.1 million from the sale of certain short-term investments that were held as of December 31, 2012.

During the nine months ended September 30, 2013, the Company entered into additional short-term investments with a total value of $3.3 million at September 30, 2013. Inclusive of this new short-term investment, the Company’s total balance of short-term investments was $6.1 million at September 30, 2013, which was composed of interest bearing term deposits with maturities of six months to one year, all of which have been classified as held to maturity. Interest received on these term deposits is recorded as interest income. These investments are recorded in Short-term investments on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

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

The three levels of the fair value hierarchy in order of priority are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of:

	September 30, 2013
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$307,552	$—	$—	$307,552
Short-Term Investments	6,077	—	—	6,077
Other (1)	1,877	—	—	1,877
Interest Rate Cap—Derivative (2)	—	5	—	5

Total Assets	$315,506	$5	$—	$315,511

	September 30, 2013
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$1,877	$—	$—	$1,877

Total Liabilities	$1,877	$—	$—	$1,877

(1)	Consists of mutual fund assets held in a rabbi trust included in Prepaid expenses and other current assets, and a corresponding non-qualified deferred compensation plan liability included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet. The fair value of the mutual fund assets and related liability are based on the quoted market price of each fund at the reporting date.
(2)	The estimated fair values of the Company’s derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. Derivative instruments are included in the Other assets, Accrued liabilities and Other liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2013. Refer to Note 14, “Derivatives,” below for further discussion and information.

The Company currently invests excess cash balances primarily in cash deposits held at financial institutions, money market fund accounts and other forms of short-term investments. The carrying amounts of cash deposits, trade receivables, trade payables and accrued liabilities, as reported on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, approximate their fair value because of the short maturity of those instruments.

The carrying value of borrowings outstanding under the Company’s Senior Secured Credit Facilities, which bear interest at a variable rate, are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair values as follows:

	September 30, 2013
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$778,750

(1)	Excludes original issue discount.

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

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded funds (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; and 2) Reference data, which encompasses listed markets pricing, terms and conditions, corporate actions, business entity and other descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

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

The Company evaluates its segments on the basis of revenue and income (loss) from operations. For comparative purposes, we have provided the information for the three and nine months ended September 30, 2013 and 2012.

Reportable segment financial information is as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue (a):
Pricing and Reference Data	$159,157	$153,189	$476,737	$457,186
Trading Solutions	65,173	64,884	196,207	198,662

Total	$224,330	$218,073	$672,944	$655,848

Income from operations (b):
Pricing and Reference Data	$95,963	$86,781	$282,947	$253,608
Trading Solutions	7,442	9,876	27,885	30,019
Corporate and unallocated (c)	(62,245)	(59,929)	(176,667)	(179,548)

Total	$41,160	$36,728	$134,165	$104,079

Reportable segment financial information for identifiable assets by reportable segment is as follows (in thousands):

	As of September 30, 2013	As of December 31, 2012
Identifiable assets by reportable segment:
Pricing and Reference Data	$3,441,723	$3,447,044
Trading Solutions	322,406	330,441
Corporate and unallocated (d)	176,204	184,823

Total	$3,940,333	$3,962,308

Reconciliation of income from operations to income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Income from operations (b):	$41,160	$36,728	$134,165	$104,079
Interest expense, net	(34,198)	(37,372)	(103,617)	(112,364)
Other income, net	—	329	347	604
Loss on extinguishment of debt	—	—	(10,213)	—

Income (loss) before income taxes	$6,962	$(315)	$20,682	$(7,681)

(a)	Revenue is net of any inter-segment revenue and, therefore, represents only revenue from external customers.
(b)	Income from operations equals income from operations before interest income and income taxes and represents the measure of segment profit (loss).
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Company’s Boxborough data center and all intangible asset amortization for the Company.
(d)	All Goodwill and Intangible assets have been allocated to the two reportable segments.

7. Commitments and Contingencies

In connection with the provision of services in the ordinary course of business, the Company may be required to indemnify customers against third-party claims that the Company’s services infringe upon such third-party’s intellectual property rights. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business (including audits underway) to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

8. Income Taxes

For the three months ended September 30, 2013, the Company’s quarterly effective tax rate after discrete items was a 103.0% benefit as compared to a 5,827.1% benefit for the three months ended September 30, 2012. The Company’s estimated annual effective tax rate prior to the impact of discrete items for the year ending December 31, 2013 is a 9.7% expense. Accordingly, for the nine months ended September 30, 2013 the Company calculated its interim tax provision using a 9.7% effective tax rate excluding the net discrete tax benefit of $9.6 million.

The change in the estimated annual tax rate, prior to the impact of discrete items, of the 9.7% expense for the nine months ended September 30, 2013, when compared with the 117.9% benefit for the nine months ended September 30, 2012 is primarily related to expected lower losses in the U.S. in 2013 when compared with 2012.

The net discrete benefit in the nine months ended September 30, 2013 was primarily attributable to a reduction of the U.K. tax rate enacted in July 2013 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $7.8 million benefit during the quarter ended September 30, 2013. The discrete benefit also included (1) a $1.4 million benefit for the 2012 U.S. Research and Development Credit which was extended by the American Taxpayer Relief Act of 2012 (“ATRA”) enacted on January 3, 2013; (2) $0.3 million of tax provision to tax return adjustments with respect to the filing of prior year returns in the U.S. and foreign jurisdictions; and (3) $0.1 million from the release of tax reserves. These benefits were partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

The Company has an income tax receivable balance of $6.3 million at September 30, 2013. This balance is comprised of a U.S. tax receivable of $6.0 million, related to carryback claims filed in September 2011 for foreign tax credits and $0.3 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections the Company believes that the recorded deferred tax assets will be realized.

During the first nine months of 2013, the Company’s balance of gross uncertain tax positions increased by $1.9 million, offset by a decrease of $1.3 million upon release of $1.0 million of reserves and a cash payment of $0.3 million upon the settlement of an audit. As of September 30, 2013, the Company had approximately $12.3 million of net unrecognized tax benefits ($13.2 million on a gross basis) which would affect its effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.3 million of its currently remaining net unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.2 million and $0.5 million were provided in income tax expense for uncertain tax positions for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, gross reserves for interest and penalties were $1.2 million and $1.0 million, respectively. The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2008 through 2010. Other tax years that remain subject to examination include 2006 through 2011 for significant states.

9. Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	September 30, 2013			December 31, 2012
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology (1)	4.4 years	$192,738	$(169,553)	$23,185	$193,146	$(148,955)	$44,191
Customer lists	23.8 years	1,563,310	(225,516)	1,337,794	1,570,493	(174,712)	1,395,781
Definite-lived trademarks	7.1 years	1,500	(878)	622	1,500	(761)	739
Data/databases	5.0 years	109,613	(69,421)	40,192	110,193	(53,260)	56,933
Exchange relationships	25.0 years	17,043	(2,159)	14,884	16,944	(1,638)	15,306

		1,884,204	(467,527)	1,416,677	1,892,276	(379,326)	1,512,950
Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	176,981	—	176,981	177,702	—	177,702

Total		$2,061,185	$(467,527)	$1,593,658	$2,069,978	$(379,326)	$1,690,652

(1)	In August 2011, the Company determined based on a review of development efforts completed at that time and a review of initiatives to be completed, that the Company’s completed technologies useful lives should be extended through December 31, 2013. In May 2013, continued review of the Company’s in-process development initiatives resulted in a further extension of the useful lives of these completed technologies through December 31, 2014. This change in accounting estimate was accounted for during the quarter ended June 30, 2013 and the impact of extending the lives of the completed technologies resulted in an increase in Income from Operations of approximately $5.2 million in the Company’s Condensed Consolidated Statement of Operations from the date of the change through September 30, 2013 due to decreased amortization expense being recorded. Additionally, the change in accounting estimate had an approximate $3.3 million favorable impact on the Company’s net income for the nine months ended September 30, 2013. Finally, the extension of the useful lives resulted in the weighted average amortization period for completed technologies increasing to 4.4 years from 3.6 years.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For remainder of year ending 12/31/13	$28,068
For year ending 12/31/14	104,649
For year ending 12/31/15	83,094
For year ending 12/31/16	66,798
For year ending 12/31/17	66,469
For years thereafter	1,067,599

Total	$1,416,677

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2013 are as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total
Balance as of December 31, 2012	$1,527,033	$113,508	$1,640,541
Impact of change in foreign exchange rates (a)	(7,586)	622	(6,964)

Balance as of September 30, 2013	$1,519,447	$114,130	$1,633,577

(a)	Foreign currency translation adjustments totaling a decrease of $7.0 million primarily reflects the weakening of the U.S. Dollar against the U.K. Pound and the Euro during the nine months ended September 30, 2013.

10. Stockholder’s Equity

As of September 30, 2013 and 2012, 10 shares of the Company’s common stock are issued and outstanding to Intermediate at $.01 par value.

In December 2012, Holdings issued $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture dated as of December 18, 2012 (the “Toggle Notes Indenture”). Holdings used a portion of the net proceeds of $339.0 million from this debt issuance to fund a cash dividend to its stockholders and related cash distributions to its option holders in respect of options that were vested and unexercised as of the dividend record date and to fund future cash distributions to option holders in respect of service-based options that were unvested and unexercised as of the dividend record date as such options vest. The Company funded the first, second, and third of these future cash distribution payments in April, July, and October 2013, respectively. The Company expects to make additional cash distributions on a quarterly basis going forward. During the three and nine months ended September 30, 2013, the Company recorded additional stock-based compensation expense in the amount of $0.5 million and $2.5 million, respectively, related to cash distributions to option holders. For further information on the stock based compensation impacts of the Holdings recapitalization transaction, refer to Note 3 “Stock-Based Compensation” above.

Furthermore, subject to the limitations placed upon the Company by its own debt covenants, the Company will declare and pay dividends to Holdings on an ongoing semi-annual basis to enable Holdings to service the Toggle Notes. The Company paid the first of these dividends in the amount of $14.3 million to Holdings in June 2013. For further information on the Toggle Notes, refer to Note 13 “Debt” below.

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

Liabilities

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), regarding ASC Topic 405 “Liabilities.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as a sum of 1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires the entity to disclose the nature and amount of the obligation as well as other information about the obligation. ASU 2013-04 is effective for the Company for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted, and must be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-04 will have on its financial position, results of operations or cash flows.

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”

(“ASU 2013-05”), regarding ASC Topic 830 “Foreign Currency Matters.” ASU 2013-05 states that when a parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. This should be done only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, partial sale guidance still applies, which requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity method investment. ASU 2013-05 also clarifies the fact that the sale of an investment in a foreign entity includes both 1) events that result in the loss of a controlling financial interest in a foreign entity and 2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Upon the occurrence of either of these events, the cumulative translation adjustment should be released into net income. ASU 2013-05 is effective for the Company for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-05 will have on its financial position, results of operations or cash flows.

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

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), regarding ASC Topic 815 “Derivatives and Hedging.” ASU 2013-10 permits companies to use the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective for entities prospectively, and must be applied for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company determined that the adoption of ASU 2013-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), regarding ASC Topic 740 “Income Taxes.” ASU 2013-11 provides explicit guidance on the presentation of unrecognized tax benefits, as well as provides guidance on how an entity should settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for the Company for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of ASU 2013-11 will have on its financial position, results of operations or cash flows.

12. Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2013 are as follows:

	Unrealized Gain on Securities, Net of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$333	$34,452	$(622)	$(1,555)	$32,608
Nine months ended September 30, 2013 other comprehensive (loss) income	(13)	(14,847)	7	665	(14,188)

Balance, September 30, 2013	$320	$19,605	$(615)	$(890)	$18,420

The tax impact on the components of other comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$113	$(46)	$67
Foreign currency translation adjustments	48,953	—	48,953
Pension adjustments	—	11	11
Change in value of hedged interest rate caps	(21)	8	(13)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	377	(153)	224

Total other comprehensive income	$49,422	$(180)	$49,242

	Three Months Ended September 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$173	$(67)	$106
Foreign currency translation adjustments	23,587	—	23,587
Pension adjustments	(8)	(1)	(9)
Change in value of hedged interest rate caps	(65)	27	(38)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive income	$24,063	$(194)	$23,869

	Nine Months Ended September 30, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(12)	$(1)	$(13)
Foreign currency translation adjustments	(14,847)	—	(14,847)
Pension adjustments	—	7	7
Change in value of hedged interest rate caps	(9)	4	(5)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	1,130	(460)	670

Total other comprehensive loss	$(13,738)	$(450)	$(14,188)

	Nine Months Ended September 30, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$195	$(76)	$119
Foreign currency translation adjustments	22,856	—	22,856
Pension adjustments	(24)	1	(23)
Change in value of hedged interest rate caps	(532)	216	(316)
Less: reclassification adjustment for interest rate cap related interest expense included in net income	1,128	(459)	669

Total other comprehensive income	$23,623	$(318)	$23,305

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

Prior to the February 2013 refinancing, the Company had debt financing costs and original issue discount (“OID”) specific to its Term Loan Facility of $26.0 million and $27.9 million, respectively, recorded in its Condensed Consolidated Balance Sheet. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the Term Loan Facility using the effective interest rate method. In connection with the February 2013 refinancing, the Company incurred additional debt financing costs of $3.1 million, all of which represented direct issuance costs. Of this amount $2.7 million was expensed as loss on extinguishment of debt during the nine months ended September 30, 2013 and $0.4 million is being amortized as a non-cash interest expense over the remaining term of the amended Term Loan Facility using the effective interest rate method.

As a result of the February 2013 refinancing, the Company recorded a $10.2 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the nine months ended September 30, 2013. This charge included $3.6 million of debt financing costs, $3.9 million of OID and $2.7 million of direct issuance costs as described above.

At September 30, 2013, the Company has recorded debt financing costs specific to its Senior Secured Credit Facilities of $23.0 million in its Condensed Consolidated Balance Sheet within Deferred financing costs, net, and $20.8 million composed of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities was approximately $2.8 million and $3.2 million, respectively, and $8.6 million and $9.9 million, respectively, in each of the three- and nine-month periods ended September 30, 2013 and 2012, and is recorded as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2013 and 2012, the Company recorded and paid interest on the Term Loan Facility of $12.7 million and $14.8 million, respectively, and $38.0 million and $44.8 million, respectively. During the three and nine months ended September 30, 2013 and 2012, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.2 million and $0.2 million, respectively and $0.6 million and $0.7 million, respectively.

The Senior Secured Credit Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of September 30, 2013 and December 31, 2012, the Company had $0.6 million and $4.5 million, respectively, of letters of credit outstanding, related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The Company’s applicable rate is 4.75% based on it having attained a predetermined leverage ratio established in the Senior Secured Credit Facilities. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the three and nine month periods ended September 30, 2013 and 2012, the Company recorded and paid commitment fees on letters of credit of less than $0.1 million and $0.2 million, respectively.

        Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the LIBOR applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended September 30, 2013. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At September 30, 2013, the Term Loan Facility interest rate was 3.75%, composed of a

LIBOR floor of 1.00% plus the applicable margin of 2.75%. As noted above, the Company designated as accounting hedges three interest rate caps related to the Term Loan Facility with notional amounts of $450.0 million as of September 30, 2013. Refer to Note 14, “Derivatives” for further discussion.

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

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. During the quarter ended September 30, 2013, the commitment fee percentage was 0.50% due to the Company having reduced its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. The Company is also required to pay customary letter of credit fees.

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

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, certain lenders elected to refuse their portion of the 2012 ECF payment. For the Company’s 2012 ECF payment, refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and is reflected as long-term in the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

In accordance with the terms of the credit agreement, ECF payments that are not refused are applied toward future scheduled quarterly principal amortization payments in direct order of maturity. Consequently, the $3.7 million 2012 ECF payment made during the three months ended March 31, 2013 satisfied the $3.3 million June 30, 2013 quarterly principal installment, and the remaining $0.4 million was applied toward the September 30, 2013 quarterly principal installment, reducing the required September 2013 installment from $3.3 million to $2.9 million.

The amount that may be payable as a mandatory excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to the ECF mandatory prepayment provision is reflected as current for the quarter ended September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, the Company was in compliance with the Senior Secured Credit Facilities covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, having commenced on February 1, 2011, to holders of the notes of record on the immediately preceding January 15 and July 15. During each of the nine-month periods ended September 30, 2013 and 2012, the Company paid interest on the Senior Notes of $71.8 million.

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

As of September 30, 2013 and December 31, 2012, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, net of amortization for the nine months ending September 30, 2013 and for the year ended December 31, 2012, respectively. These costs are being amortized over the term of each debt instrument using the effective interest rate method.

At September 30, 2013 and December 31, 2012, the Company had $12.0 million and $29.9 million, respectively, of unpaid interest on the Senior Notes accrued in its Condensed Consolidated Balance Sheets. During each of the three- and nine-month periods ended September 30, 2013 and 2012, the Company recorded $1.2 million and $3.5 million, respectively, of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Condensed Consolidated Statements of Operations.

The original issue discount with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total Borrowings

Total borrowings consisted of the following at:

(in thousands)	September 30, 2013	December 31, 2012
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	13,050	20,258

Net Short-Term Debt:	$13,050	$20,258
Long-Term Debt:
Term Loan Facility	$1,285,425	$1,282,624
Senior Notes	700,000	700,000
Less Original Issue Discount—Term Loan	(20,836)	(28,477)
Less Original Issue Discount—Senior Notes	(10,626)	(12,260)

Net Long-Term Debt	$1,953,963	$1,941,887

The future minimum principal payments due under the Senior Secured Credit Facilities and for the Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$3,263
2014 (1)	13,050
2015	13,050
2016	13,050
2017	13,050
2018 and thereafter	1,943,012

Total	$1,998,475

(1)	The amount that may be payable under the Senior Secured Credit Facilities as a mandatory excess cash flow payment in 2014 cannot currently be reliably estimated and therefore no portion of the Company’s outstanding debt from its Senior Secured Credit Facilities related to this prepayment provision is reflected as current for the quarter ended September 30, 2013.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued the Toggle Notes pursuant to the Toggle Notes Indenture. The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of the Company and other subsidiaries of Holdings. Claims of creditors of the Company and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. The Company and its subsidiaries are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of the Company’s assets, or any of its subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is the Company’s indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of the Company’s capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon the Company by the covenants under the Senior Secured Credit Facilities and the Indenture governing the Senior Notes due 2018, the Company plans to provide Holdings, through the declaration and payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis. The first such dividend was declared and paid in June 2013. Semi-annual interest payments on the Toggle Notes are due June 15 and December 15 of each year commencing June 2013 and continuing until the December 15, 2017 maturity date. The amount of the semi-annual dividend that the Company plans to pay Holdings, subject to compliance with its own debt covenants, is $14.4 million, which is equal to the semi-annual Toggle Note interest payment. The first dividend payment made on June 15, 2013 equated to $14.3 million due to the interest period not covering a full 6 months.

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

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of September 30, 2013 and December 31, 2012, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Condensed Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and less than $0.01 million and $0.01 million at September 30, 2013 and December 31, 2012, respectively, and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 5 “Fair Value Measurements” above for related fair value disclosures.

The tables below present the location of the Company’s derivative financial instruments on the Condensed Consolidated Balance Sheet and the gain recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	September 30, 2013	December 31, 2012
Assets:
Derivative instruments designated as a cash flow hedge:

Interest rate cap contracts	Other Assets	$5	$14

(In thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Amount of gain recognized in other comprehensive income, net of taxes:

Interest rate caps	$211	$185

(In thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Amount of gain recognized in other comprehensive income, net of taxes:

Interest rate caps	$665	$353

During the three and nine months ended both September 30, 2013 and September 30, 2012, $0.4 million and $1.1 million, respectively, were reclassified from AOCI to the Company’s Condensed Consolidated Statement of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.5 million from AOCI to the Consolidated Statement of Operations in the next twelve months.

15. Related Parties

Management Agreement

The Company is party to a Transaction Management Fee Agreement (the “Management Agreement”) with certain affiliates of the Sponsors. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries and are entitled to receive an aggregate annual management fee of $3.0 million. Under the terms of the Management Agreement, this fee may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. Payments of the accrued fees are made on a quarterly basis. During the three and nine months ended both September 30, 2013 and 2012, the Company recorded management fees in its Condensed Consolidated Statements of Operations under the Management Agreement of $0.8 million and $2.3 million, respectively. The amount due to such affiliates of the Sponsors at both September 30, 2013 and December 31, 2012 was approximately $0.4 million, and is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2013, certain executives have purchased an aggregate of 36.9 million shares of Holdings Common Stock for $1.00 per share, and 8.6 million shares of Holdings Common Stock for $1.16 per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. The 36.9 million shares purchased for $1.00 per share were recorded as restricted stock liabilities within the Company’s Condensed Consolidated Balance Sheet. Refer to Note 3 “Stock-Based Compensation” for further discussion of the Company’s associated long-term restricted stock liability.

        Under the terms of the Employment Agreement dated September 12, 2013 between the Company and its newly appointed Chief Executive Officer, the Chief Executive Officer was provided the right to execute a subscription agreement to purchase $10.0 million worth of Holdings Common Stock, or 8.6 million shares at $1.16 per share. The subscription agreement was subsequently executed on September 26, 2013. The consideration for the purchase is composed of $5.0 million cash and a $5.0 million secured, recourse promissory note issued by the Chief Executive Officer to Holdings on September 26, 2013. The promissory note matures upon the earlier to occur of (i) the termination of the Chief Executive Officer’s employment for “cause” (as defined in the Employment Agreement), (ii) two business days prior to the anticipated occurrence of any event (as reasonably determined by Holdings) with respect to the Chief Executive Officer, which, in any such case if the promissory note were to be outstanding on and/or after such date, would result in the Note violating Section 402 of the Sarbanes-Oxley Act of 2002, and (iii) the eighteen (18) month anniversary of the promissory note issuance date.

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of September 30, 2013 up through the issuance of these financial statements and has not identified any material subsequent events that require disclosure.

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

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, the Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, respectively, of the parent companies, including but not limited to the Company (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantors and Non-Guarantors on a consolidated and combined basis.

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$12,968	$148,985	$82,545	$(20,168)	$224,330
COSTS AND EXPENSES:
Cost of services	12,313	32,528	29,868	(1,150)	73,559
Selling, general and administrative	16,397	40,988	33,385	(19,018)	71,752
Depreciation	3,529	3,507	2,979	—	10,015
Amortization	1,114	19,108	7,622	—	27,844

Total costs and expenses	33,353	96,131	73,854	(20,168)	183,170

(LOSS) INCOME FROM OPERATIONS	(20,385)	52,854	8,691	—	41,160
Interest (expense) income, net	(34,232)	(65)	100	(1)	(34,198)
Other (expense) income, net	(1)	—	1	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(54,618)	52,789	8,792	(1)	6,962
Income tax (benefit) expense	(22,570)	21,485	(6,085)	—	(7,170)
Equity earnings of subsidiaries, net of taxes	46,181	—	—	(46,181)	—

NET INCOME	$14,133	$31,304	$14,877	$(46,182)	$14,132

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$21,398	$133,918	$80,089	$(17,332)	$218,073
COSTS AND EXPENSES:
Cost of services	10,862	35,678	26,457	(85)	72,912
Selling, general and administrative	16,192	31,129	33,548	(17,248)	63,621
Depreciation	3,195	4,404	2,719	—	10,318
Amortization	3,219	21,485	9,790	—	34,494

Total costs and expenses	33,468	92,696	72,514	(17,333)	181,345

(LOSS) INCOME FROM OPERATIONS	(12,070)	41,222	7,575	1	36,728
Interest (expense) income, net	(37,368)	(66)	62	—	(37,372)
Other income, net	—	300	29	—	329

(LOSS) INCOME BEFORE INCOME TAXES	(49,438)	41,456	7,666	1	(315)
Income tax (benefit) expense	(30,048)	16,872	(5,181)	—	(18,357)
Equity earnings of subsidiaries, net of taxes	37,431	—	—	(37,431)	—

NET INCOME	$18,041	$24,584	$12,847	$(37,430)	$18,042

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$38,806	$446,128	$238,506	$(50,496)	$672,944
COSTS AND EXPENSES:
Cost of services	36,596	99,933	91,390	(7,567)	220,352
Selling, general and administrative	46,660	105,402	88,618	(42,927)	197,753
Depreciation	10,262	12,514	9,078	—	31,854
Amortization	3,340	61,119	24,361	—	88,820

Total costs and expenses	96,858	278,968	213,447	(50,494)	538,779

(LOSS) INCOME FROM OPERATIONS	(58,052)	167,160	25,059	(2)	134,165
Interest expense, net	(103,370)	(196)	(52)	1	(103,617)
Other income (expense), net	309	(1)	39	—	347
Loss on extinguishment of debt	(10,213)	—	—	—	(10,213)

(LOSS) INCOME BEFORE INCOME TAXES	(171,326)	166,963	25,046	(1)	20,682
Income tax (benefit) expense	(70,705)	67,954	(4,866)	—	(7,617)
Equity earnings of subsidiaries, net of taxes	128,921	—	—	(128,921)	—

NET INCOME	$28,300	$99,009	$29,912	$(128,922)	$28,299

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$65,383	$400,457	$237,282	$(47,274)	$655,848
COSTS AND EXPENSES:
Cost of services	31,735	111,392	81,243	(2,995)	221,375
Selling, general and administrative	53,298	93,505	94,181	(44,280)	196,704
Depreciation	9,327	13,117	7,678	—	30,122
Amortization	9,658	64,455	29,455	—	103,568

Total costs and expenses	104,018	282,469	212,557	(47,275)	551,769

(LOSS) INCOME FROM OPERATIONS	(38,635)	117,988	24,725	1	104,079
Interest (expense) income, net	(112,472)	(223)	331	—	(112,364)
Other income, net	242	300	62	—	604

(LOSS) INCOME BEFORE INCOME TAXES	(150,865)	118,065	25,118	1	(7,681)
Income tax (benefit) expense	(61,479)	48,052	(3,611)	—	(17,038)
Equity earnings of subsidiaries, net of taxes	98,742	—	—	(98,742)	—

NET INCOME	$9,356	$70,013	$28,729	$(98,741)	$9,357

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$14,133	$31,304	$14,877	$(46,182)	$14,132

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	67	—	—	—	67
Foreign currency translation adjustments	—	—	88,604	(39,651)	48,953
Pension adjustment, net of tax	—	—	11	—	11

Change in value of hedged interest rate caps, net of tax	(13)	—	—	—	(13)
Less reclassification adjustment for interest rate cap related interest expense included in net income	224	—	—	—	224

Total other comprehensive income, net of tax	278	—	88,615	(39,651)	49,242

COMPREHENSIVE INCOME	$14,411	$31,304	$103,492	$(85,833)	$63,374

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$18,041	$24,584	$12,847	$(37,430)	$18,042

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	106	—	—	—	106
Foreign currency translation adjustments	—	—	41,129	(17,542)	23,587
Pension adjustment, net of tax	—	—	(9)	—	(9)
Change in value of hedged interest rate caps, net of tax	(38)	—	—	—	(38)
Less reclassification adjustment for interest rate cap related interest expense included in net income	223	—	—	—	223

Total other comprehensive income, net of tax	291	—	41,120	(17,542)	23,869

COMPREHENSIVE INCOME	$18,332	$24,584	$53,967	$(54,972)	$41,911

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$28,300	$99,009	$29,912	$(128,922)	$28,299

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities, net of tax	(13)	—	—	—	(13)
Foreign currency translation adjustments	—	—	(15,159)	312	(14,847)
Pension adjustment, net of tax	—	—	7	—	7

Change in value of hedged interest rate caps, net of tax	(5)	—	—	—	(5)
Less reclassification adjustment for interest rate cap related interest expense included in net income	670	—	—	—	670

Total other comprehensive income (loss), net of tax	652	—	(15,152)	312	(14,188)

COMPREHENSIVE INCOME	$28,952	$99,009	$14,760	$(128,610)	$14,111

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$9,356	$70,013	$28,729	$(98,741)	$9,357

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	119	—	—	—	119
Foreign currency translation adjustments	—	—	44,040	(21,184)	22,856
Pension adjustment, net of tax	—	—	(23)	—	(23)
Change in value of hedged interest rate caps, net of tax	(316)	—	—	—	(316)
Less reclassification adjustment for interest rate cap related interest expense included in net income	669	—	—	—	669

Total other comprehensive income, net of tax	472	—	44,017	(21,184)	23,305

COMPREHENSIVE INCOME	$9,828	$70,013	$72,746	$(119,925)	$32,662

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$270	$131,799	$175,483	$—	$307,552

Short-term investments	—	—	6,077	—	6,077
Accounts receivable, net of allowance for doubtful accounts and sales credits	5,294	103,664	38,549	—	147,507
Due from affiliate	—	1,104,749	399,420	(1,504,169)	—
Prepaid expenses and other current assets	7,757	11,148	8,815	—	27,720
Income tax receivable	488	5,609	160	—	6,257
Deferred tax assets	538	6,193	4,293	—	11,024

Total current assets	14,347	1,363,162	632,797	(1,504,169)	506,137

Property and equipment, net	88,668	37,703	39,590	—	165,961
Goodwill	86,743	1,122,104	424,730	—	1,633,577
Intangible assets, net	14,492	1,144,138	435,028	—	1,593,658
Deferred financing costs, net	34,941	—	—	—	34,941
Other assets	963	2,219	2,478	399	6,059
Investment in subsidiaries	4,127,017	—	1,334,151	(5,461,168)	—

Total Assets	$4,367,171	$3,669,326	$2,868,774	$(6,964,938)	$3,940,333

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$281	$16,867	$7,134	$—	$24,282
Accrued liabilities	28,466	31,930	34,152	(346)	94,202
Borrowings, current	13,050	—	—	—	13,050
Payables to affiliates	1,110,019	—	393,317	(1,503,336)	—
Interest payable	12,294	51	—	—	12,345
Income taxes payable	—	—	1,396	—	1,396
Deferred revenue	5,972	6,087	16,789	—	28,848

Total current liabilities	1,170,082	54,935	452,788	(1,503,682)	174,123

Income taxes payable	724	8,320	1,523	1	10,568
Deferred tax liabilities	38,325	440,739	98,843	—	577,907
Other liabilities	37,089	4,146	15,549	—	56,784
Borrowings, net of original issue discount	1,953,963	—	—	—	1,953,963

Total Liabilities	3,200,183	508,140	568,703	(1,503,681)	2,773,345

Total Stockholder’s Equity	1,166,988	3,161,186	2,300,071	(5,461,257)	1,166,988

Total Liabilities and Equity	$4,367,171	$3,669,326	$2,868,774	$(6,964,938)	$3,940,333

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$289	$46,451	$177,857	$—	$224,597
Short-term investments	—	—	23,581	—	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits	9,382	86,717	38,756	—	134,855
Due from affiliate	60,775	703,877	277,246	(1,041,898)	—
Prepaid expenses and other current assets	7,889	5,878	11,253	1	25,021
Income tax receivable	854	5,243	156	—	6,253
Deferred tax assets	2,104	12,927	8,365	—	23,396

Total current assets	81,293	861,093	537,214	(1,041,897)	437,703

Property and equipment, net	65,407	37,459	40,054	—	142,920
Goodwill	147,649	1,066,351	426,541	—	1,640,541
Intangible assets, net	69,420	1,153,667	467,565	—	1,690,652
Deferred financing costs, net	44,854	—	—	—	44,854
Other assets	993	1,573	2,677	395	5,638
Investment in subsidiaries	3,593,228	—	1,331,341	(4,924,569)	—

Total Assets	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$417	$9,621	$7,285	$—	$17,323
Accrued liabilities	33,353	24,941	29,076	(23)	87,347
Payables to affiliates	697,190	—	344,198	(1,041,388)	—
Borrowings, current	20,258	—	—	—	20,258
Interest payable	30,257	53	—	—	30,310
Income taxes payable	80	491	5,007	—	5,578
Deferred revenue	7,205	5,039	10,364	—	22,608

Total current liabilities	788,760	40,145	395,930	(1,041,411)	183,424

Income taxes payable	1,226	7,528	2,238	—	10,992
Deferred tax liabilities	68,642	421,656	114,024	—	604,322
Other liabilities	38,462	3,344	16,010	—	57,816
Borrowings, net of current portion and original issue discount	1,941,887	—	—	—	1,941,887

Total Liabilities	2,838,977	472,673	528,202	(1,041,411)	2,798,441

Total Stockholder’s Equity	1,163,867	2,647,470	2,277,190	(4,924,660)	1,163,867

Total Liabilities and Equity	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$59,391	$93,292	$(9,118)	$—	$143,565

Cash flows from investing activities:
Purchase of property and equipment	(35,838)	(10,132)	(8,086)	—	(54,056)
Proceeds of insurance settlement related to property and equipment	—	2,485	—	—	2,485
Purchase of short-term investments	—	—	(3,335)	—	(3,335)
Proceeds from maturities and sales of short-term investments	—	—	20,112	—	20,112

Net cash (used in) provided by investing activities	(35,838)	(7,647)	8,691	—	(34,794)

Cash flows from financing activities:
Principal payments on long-term debt	(6,525)	—	—	—	(6,525)
Principal payments on capital leases	—	(297)	—	—	(297)
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—	—	—	(1,009)
Payment of interest rate cap	(1,247)	—	—	—	(1,247)
Dividend to parent company	(14,277)	—	—	—	(14,277)
Capital reduction resulting from cash distribution to option holders	(514)	—	(138)	2	(650)

Net cash used in financing activities	(23,572)	(297)	(138)	2	(24,005)

Effect of change in exchange rates on cash and cash equivalents	—	—	(1,809)	(2)	(1,811)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19)	85,348	(2,374)	—	82,955

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	46,451	177,857	—	224,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$270	$131,799	$175,483	$—	$307,552

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$54,922	$(7,892)	$55,280	$159	$102,469

Cash flows from investing activities:
Purchase of property and equipment	(22,542)	(9,512)	(13,906)	—	(45,960)
Purchase of short-term investments	—	—	(23,540)	—	(23,540)

Net cash used in investing activities	(22,542)	(9,512)	(37,446)	—	(69,500)

Cash flows from financing activities:
Principal payments on long-term debt	(32,029)	—	—	—	(32,029)
Principal payments on capital leases	—	(279)	—	—	(279)
Capital contribution resulting from issuance of restricted parent company common stock	787	—	—	—	787
Payment of interest rate cap	(1,248)	—	—	—	(1,248)

Net cash used in financing activities	(32,490)	(279)	—	—	(32,769)

Effect of change in exchange rates on cash and cash equivalents	—	—	3,616	(159)	3,457

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(110)	(17,683)	21,450	—	3,657

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	117,468	144,400	—	262,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174	$99,785	$165,850	$—	$265,809

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements for the quarters ended September 30, 2013 and 2012 included herein in Item 1, and our consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.8 million fixed income securities, international equities and other hard-to-value financial instruments; 2) Reference data, which encompasses listed markets pricing, terms and conditions, corporate actions, business entity and other descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. The Pricing and Reference Data segment accounted for $159.2 million, or 70.9%, of our revenue for the three months ended September 30, 2013 and $476.7 million, or 70.8%, of our revenue for the nine months then ended.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) Real- time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) Customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. The Trading Solutions segment accounted for $65.2 million, or 29.1%, of our revenue for the three months ended September 30, 2013 and $196.2 million, or 29.2%, of our revenue for the nine months then ended.

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

During the third quarter of 2013, we advanced a number of ongoing initiatives aimed at enhancing the breadth and scope of our offerings, accelerating the development of innovative, new products and services, expanding market coverage and enhancing the delivery of our services. Major product development milestones included the following:

•	New transparency and pricing validation workflow enhancements for Vantage, our web portal that offers insight into the fixed income markets and our evaluated pricing services;

•	Development of various delivery capabilities for ApexSM, an innovative suite of pricing and reference data delivery options and managed services aimed at helping firms more easily and rapidly integrate our content across their enterprises while also increasing workflow efficiency and reducing operational costs;

•	Enhancement of our Consolidated Feed service (also known as PlusFeed) with the addition of new content sources, including data from two leading Japanese Proprietary Trading Systems; and

•	The introduction of a mobile version of the eSignal desktop service used by professional and individual traders.

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

We expect that uncertainty with respect to spending on financial information and related services will persist throughout the remainder of 2013 and into 2014. While the anticipated impact of current trends in some areas may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

We believe that the following trends will influence the growth of the financial information services industry in general and certain of our offerings in particular.

•	Increased U.S. and global regulation, continued changes to accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, and greater oversight and scrutiny by regulators worldwide, combined with potentially greater use of fair value accounting standards globally and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

•	Increased focus on cost containment and operational efficiency: In recent years, a number of large financial institutions took actions to downsize their organizations, and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. These cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

•	Growth in global assets under management: Over the past several years, global assets under management have increased largely due to rising net flow of investment and strong performance in major equity and fixed income markets. Periods of high fund flows and strong market performance typically lead to the creation of new funds and new firms to manage investment demand while low fund flows, poor market performance and net redemptions often result in a reduction in the number of funds and firms that manage investment assets. Although our revenue is not directly linked to assets under management, these trends help highlight the overall health of the global financial markets and the financial health of the participants in those markets. As a result, these trends can be indicative of a firm’s overall capacity to purchase market data and related solutions. Despite these trends, we continue to see financial institutions remain cautious about their spending plans.

•	Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to stock exchanges and trading venues with minimal latency. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions to increase network capacity to address these volume issues. Our January 2010 acquisition of 7ticks, a provider of trading infrastructure managed services, combined with our consolidated real-time data feed offerings, enhanced our ability to satisfy demand for services that support electronic trading applications.

•	Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources, and M&A activity within the financial services industry may impact our future revenue. Our experience is that the integration of two or more financial institutions that merge can take up to two or more years, and it can present us with both opportunity and risk for our future revenue as a result. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is that we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminates data sourcing that is redundant. We deliver market data services to a number of customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings.

•

Confluence of dynamics within the wealth management sector: We believe that there are a myriad of changes that have occurred to influence how financial services companies manage their global wealth management capabilities, including the ways in which they utilize market data and related solutions. Among the key demographic trends are the long-term growth in savings and investments related to the population born in the years following World War II (referred to as the baby boom generation), the privatization of various pension programs, and significant wealth accumulation in certain emerging markets. Key sector specific trends within wealth management include significant market volatility, increased and evolving regulation, consolidation among broker workstation vendors, consolidation of broker-dealers and clearing firms that typically service smaller retail and regional brokerage firms, increasing client asset shifts toward independent registered investment advisors and online brokers, downsizing and other cost-reduction initiatives by brokerage firms, technology changes including increased use of mobile applications by advisors, and intensified competition for active trader subscribers. Overall, we expect the combination of these trends to have a favorable impact on our offerings for the wealth management sector, although certain aforementioned trends such as downsizing and cost reduction initiatives, and intensified competition for active trader subscribers have potential to adversely impact our future revenue.

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

Our Pricing and Reference Data segment continued to grow in recent quarters primarily due to expansion within our evaluated pricing and reference data product areas in North America. Key drivers within these product areas were strong revenue retention rates; increased demand from existing customers and, to a lesser extent, new customers that have resulted in new subscriptions, higher usage revenue related to the addition of new end-user customers through our VAR channel, new fund launches, support of evolving investment strategies and other activities that require new data sets or data for an increased number of securities; certain one-time sales related to specific content sets and/or the evolving use of data to support new areas; and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well as our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and it was approximately 94% for the quarter ended September 30, 2013 compared with 93% for the quarter ended September 30, 2012. In filings from prior years, our annualized quarterly revenue retention rates, which were calculated for the former Institutional Services segment, excluded service downgrades and renegotiations. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The revenue performance within our Trading Solutions segment in recent quarters has been impacted by the challenging market conditions which have continued to affect the segment’s new sales and, to a lesser extent, cancellation levels across both product areas. In particular, we have experienced extended sales cycles, particularly for larger, more strategic engagements. Our success in expanding the subscriber base for our workstations in the wealth management sector over the past several quarters has helped to offset challenges in retaining subscribers for our workstations targeting the active trader, and energy and commodities sectors. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our trading infrastructure managed services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of September 30, 2013, our workstations and related services supported approximately 83,800 total subscribers worldwide, compared with approximately 81,800 total subscribers as of September 30, 2012. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations that offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012). In our filings prior to 2011, the number of subscribers we reported was limited to direct subscription terminals within our historical Active Trader segment. The total number of subscribers as of September 30, 2012 was updated so as to be comparable to September 30, 2013. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

Across each of our businesses, regardless of business segment, we contract with customers through fixed fee subscriptions (on either a multi-year, annual, quarterly or monthly basis), variable fees based on usage or a combination of fixed fee subscription and usage-based fees. In addition, some of our services generate one-time or non-recurring revenue, such as one-time purchases of historical data or installations (including product upgrades, set-up services or other related customized development, or hardware-related infrastructure implementations). Our contracts typically renew automatically unless canceled by one of the parties.

Results of Operations

Selected Financial Data

(In thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2013	2012	% Change	2013	2012	% Change
REVENUE	$224,330	$218,073	2.9%	$672,944	$655,848	2.6%

COSTS AND EXPENSES:
Cost of services	73,559	72,912	0.9%	220,352	221,375	(0.5)%
Selling, general and administrative	71,752	63,621	12.8%	197,753	196,704	0.5%
Depreciation	10,015	10,318	(2.9)%	31,854	30,122	5.8%
Amortization	27,844	34,494	(19.3)%	88,820	103,568	(14.2)%

Total costs and expenses	183,170	181,345	1.0%	538,779	551,769	(2.4)%

INCOME FROM OPERATIONS	41,160	36,728	12.1%	134,165	104,079	28.9%
Interest expense, net	(34,198)	(37,372)	(8.5)%	(103,617)	(112,364)	(7.8)%
Other income, net	—	329	100.0%	347	604	(42.5)%
Loss on extinguishment of debt	—	—	N/A	(10,213)	—	100.0%

INCOME (LOSS) BEFORE INCOME TAXES	6,962	(315)	(2,310.0)%	20,682	(7,681)	(369.3)%
Income tax benefit	(7,170)	(18,357)	(60.9)%	(7,617)	(17,038)	(55.3)%

NET INCOME	$14,132	$18,042	(21.7)%	$28,299	$9,357	202.4%

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

When presenting our results, in addition to presenting U.S. Generally Accepted Accounting Principals (“GAAP”) results, we apply constant foreign exchange rates to show business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Management believes that providing this additional information to investors facilitates period-to-period comparisons of our underlying business and results of operations. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. This presentation of results applying constant foreign exchange rates is considered a non-GAAP presentation.

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non-GAAP)	2013 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$159,157	$153,189	3.9%	$1,295	$160,452	4.7%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$27,456	$27,290	0.6%	$595	$28,051	2.8%
Hosted Web Applications and Workstations	37,717	37,594	0.3%	(443)	37,274	(0.9)%

Total Trading Solutions	$65,173	$64,884	0.4%	$152	$65,325	0.7%

TOTAL REVENUE	$224,330	$218,073	2.9%	$1,447	$225,777	3.5%

Total revenue for the three months ended September 30, 2013 increased $6.3 million, or 2.9%, to $224.3 million compared with the three months ended September 30, 2012. The change in foreign exchange rates decreased total revenue by $1.4 million in the three months ended September 30, 2013. Excluding the impact of foreign exchange, total revenue increased by $7.7 million, or 3.5% to $225.7 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $6.0 million, or 3.9%, to $159.2 million in the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $1.3 million in the three months ended September 30, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $7.3 million, or 4.7%, to $160.5 million. This increase primarily reflects growth in the Company’s evaluated pricing and reference data services in North America from a combination of steady retention levels, new sales to existing customers and increases in usage revenue primarily from existing customers, one-time sales and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment for the three months ended September 30, 2013 was $65.2 million, and was essentially unchanged from the same period in 2012. The segment’s revenue performance reflects improved Workstations revenue primarily due to modest subscriber growth and continued growth in Real-Time Feeds revenue in Europe and Asia, the combination of which was largely offset by a decline in the Hosted Web Applications area.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Three Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	2013 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$73,559	$72,912	0.9%	$707	$74,266	1.9%

Cost of services expenses increased by $0.6 million, or 0.9%, to $73.6 million during the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The change in foreign exchange rates decreased cost of services expense by $0.7 million. Excluding the impact of foreign exchange, cost of services expenses increased by $1.3 million, or 1.9%. The increase in expense primarily related to a $0.8 million increase in data acquisition expense primarily due to the addition of new data sources, and an increase of $0.4 million in communications expense. These increases were partially offset by a decrease of $0.5 million in personnel-related expenses due to a larger amount of capitalized development costs. Cost of services expense as a percentage of revenue was 32.8% in the three months ended September 30, 2013, compared with 33.4% in the three months ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Three Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SGA (Non-GAAP)	2013 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$71,752	$63,621	12.8%	$1,093	$72,845	14.5%

During the three months ended September 30, 2013, selling, general and administrative expenses increased by $8.1 million, or 12.8%, to $71.8 million compared with the three months ended September 30, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $1.1 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $9.2 million, or 14.5%. The expense increase for the three months ended September 30, 2013 compared with the same period in 2012 is primarily related to a $5.9 million increase in personnel-related expenses primarily due to lower incentive compensation levels in the three months ended September 30, 2012 coupled with increased stock-based compensation related to cash distribution payments to Igloo option holders in the three months ended September 30, 2013 and a $4.1 million increase in transactional foreign exchange losses on operating activities driven by rate changes in both the Euro and the U.K. Pound. These increases were partially offset by a decrease of $0.9 million in non-income taxes primarily due to reduced franchise taxes and a decrease of $0.4 million in legal expense. Selling, general, and administrative expenses as a percentage of revenue was 32.0% in the three months ended September 30, 2013 compared with 29.2% for the three months ended September 30, 2012.

Depreciation

	Three Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	2013 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$10,015	$10,318	(2.9)%	$223	$10,238	(0.8)%

Depreciation expense for the three months ended September 30, 2013 was relatively unchanged when compared with the three months ended September 30, 2012, as increases in depreciation related to internal development projects placed in service and new capital expenditures in the three months ended September 30, 2013 were more than offset by decreases related to assets that were being depreciated in the three months ended September 30, 2012 having reached the end of their useful lives in the prior year, and decreases resulting from changes in the useful lives of certain information technology assets based on the ongoing evaluation of our internal development initiatives.

Amortization

	Three Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	2013 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$27,844	$34,494	(19.3)%	$193	$28,037	(18.7)%

During the three months ended September 30, 2013, amortization expense decreased by $6.7 million, or 19.3%, to $27.8 million compared with the three months ended September 30, 2012. The change in foreign exchange rates decreased amortization expense by $0.2 million. Excluding the impact of foreign exchange, amortization expense decreased by $6.5 million, or 18.7%. The decrease in amortization is primarily the result of a $3.5 million decrease due to the change in the estimated useful lives of completed technologies related to our in-process development initiatives and a $2.6 million decrease from the impact of several assets which are being amortized using the economic benefit method nearing the end of their useful lives, and therefore having lower amortization rates than in the prior year. For further information on the extension of the useful lives refer to Note 9 “Goodwill and Intangible Assets” in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense

Net interest expense was $34.2 million for the three months ended September 30, 2013 compared with $37.4 million for the three months ended September 30, 2012. The period-over-period decline in interest expense is due to a decrease in the applicable interest rate on our Term Loan Facility as a result of the refinancing of our Term Loan that occurred in February 2013. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the three months ended September 30, 2013, our quarterly effective tax rate after discrete items was a 103.0% benefit as compared to a 5,827.1% benefit for the three months ended September 30, 2012.

For the three months ended September 30, 2013, our quarterly effective tax rate before discrete items was a 13.3% expense, compared to a quarterly effective tax rate before discrete items of a 3,989.3% benefit for the three months ended September 30, 2012. The estimated annual effective tax rate for the three months ended September 30, 2013 is a 9.7% expense excluding discrete items, compared to an estimated annual effective tax rate for the three months ended September 30, 2012 of a 117.9% benefit. The change in the estimated annual effective tax rate excluding discrete items is primarily due to expected lower full year losses in the U.S. in 2013 when compared to 2012.

The three months ended September 30, 2013 included a net discrete benefit of $8.1 million, of which $7.8 million was due to a reduction of the UK tax rate enacted in July 2013 by Her Majesty’s Revenue and Customs (“HMRC”). The three months ended September 30, 2012 included a net discrete benefit of $5.8 million, of which $5.3 million was due to a reduction of the UK tax rate enacted in July 2012 by HRMC.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non-GAAP)	2013 Adjusted Revenue (Non-GAAP) % Change
Total Pricing and Reference Data	$476,737	$457,186	4.3%	$3,336	$480,073	5.0%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$82,092	$82,154	(0.1)%	$1,074	$83,166	1.2%
Hosted Web Applications and Workstations	114,115	116,508	(2.1)%	(388)	113,727	(2.4)%

Total Trading Solutions	$196,207	$198,662	(1.2)%	$686	$196,893	(0.9)%

TOTAL REVENUE	$672,944	$655,848	2.6%	$4,022	$676,966	3.2%

Total revenue for the nine months ended September 30, 2013 increased $17.1 million, or 2.6%, to $672.9 million compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased total revenue by $4.0 million in the nine months ended September 30, 2013. Excluding the impact of foreign exchange, total revenue increased by $21.1 million, or 3.2% to $676.9 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the U.K. Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $19.6 million, or 4.3%, to $476.7 million in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $3.3 million in the nine months ended September 30, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $22.9 million, or 5.0%, to $480.1 million primarily due to expansion within our evaluated pricing and reference data product areas in North America as a result of steady retention levels, new sales primarily to existing customers, as well as increased usage of our content by existing customers, one-time sales and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $2.5 million, or 1.2%, to $196.2 million in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased Trading Solutions revenue by $0.7 million in the nine months ended September 30, 2013. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $1.8 million, or 0.9%, to $196.9, primarily due to lower revenue as a result of market conditions in the Hosted Web Applications and Workstations product areas, particularly as it related to new sales levels over the past several quarters and, to a lesser extent, erosion within smaller accounts.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

	Nine Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	2013 Adjusted COS (Non-GAAP) % Change
COST OF SERVICES	$220,352	$221,375	(0.5)%	$1,613	$221,965	0.3%

Cost of services expenses decreased by $1.0 million, or 0.5%, to $220.4 million during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased cost of services expense by $1.6 million. Excluding the impact of foreign exchange, cost of services expenses increased by $0.6 million, or 0.3%. The decrease to expenses in the nine months ended September 30, 2013 compared with the same period in 2012 is primarily related to (1) a decrease in personnel-related expenses of $0.8 million and a decrease in consulting expenses of $0.6 million due to increased capitalization of costs for internal development projects; (2) a decrease of $0.3 million in travel expenses; and (3) a decrease of $0.3 million in rent expenses. These decreases were partially offset by an increase of $0.8 million in data acquisition expense primarily due to the addition of new data sources and an increase in communications expenses of $0.7 million primarily due to a data center expansion project. Cost of services expense as a percentage of revenue was 32.7% in the nine months ended September 30, 2013, compared with 33.8% in the nine months ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	Nine Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SGA (Non-GAAP)	2013 Adjusted SGA (Non-GAAP) % Change
SELLING, GENERAL and ADMINISTRATIVE	$197,753	$196,704	0.5%	$2,119	$199,872	1.6%

During the nine months ended September 30, 2013, selling, general and administrative expenses increased by $1.0 million, or 0.5%, to $197.8 million compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $2.1 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased by $3.1 million, or 1.6%. The increase to expenses in the nine months ended September 30, 2013 compared with the same period in 2012 is primarily related to an increase in personnel-related expenses of $10.0 million primarily due to lower incentive compensation levels in the nine months ended September 30, 2012, coupled with increased stock-based compensation related to cash distribution payments to Igloo option holders, being partially offset by (1) a $3.4 million decrease in transactional foreign exchange losses on operating activities; (2) receipt of insurance proceeds of $2.9 million related to our 2012 claim associated with losses due to the impacts of Hurricane Sandy; (3) a $0.9 million decrease in non-income taxes primarily due to reduced franchise taxes; and (4) a $1.4 million decrease in legal and other professional services due in part to fewer tax and special projects in 2013 as compared to 2012. Selling, general, and administrative expenses as a percentage of revenue was 29.4% in the nine months ended September 30, 2013 compared with 30.0% for the nine months ended September 30, 2012.

Depreciation

	Nine Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	2013 Adjusted Depreciation (Non-GAAP) % Change
DEPRECIATION	$31,854	$30,122	5.7%	$341	$32,195	6.9%

During the nine months ended September 30, 2013, depreciation expense increased by $1.7 million, or 5.7%, to $31.9 million compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased depreciation expense by $0.3 million. Excluding the impact of foreign exchange, depreciation expense increased by $2.0 million, or 6.9%. The increase is primarily related to (1) a $1.1 million increase in depreciation expense resulting from changes in the useful lives of certain information technology assets based on the ongoing evaluation of our internal development initiatives; and (2) an approximately $0.8 million increase due to the additional depreciation expense recognized on internal development projects placed in service during or after the nine months ended September 30, 2012.

Amortization

	Nine Months Ended September 30,
(In Thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	2013 Adjusted Amortization (Non-GAAP) % Change
AMORTIZATION	$88,820	$103,568	(14.2)%	$632	$89,452	(13.6)%

During the nine months ended September 30, 2013, amortization expense decreased by $14.7 million, or 14.2%, to $88.8 million compared with the nine months ended September 30, 2012. The change in foreign exchange rates decreased amortization expense by $0.6 million. Excluding the impact of foreign exchange, amortization expense decreased by $14.1 million, or 13.6%. The decrease in amortization is the result of the following factors: (1) a $8.2 million decrease from the impact of several assets which are being amortized using the economic benefit method nearing the end of their useful lives, and therefore having lower amortization rates than in the prior year; (2) a $5.2 million decrease due to the change in the estimated useful lives of completed technologies related to our in-process development initiatives; and (3) a $0.8 million decrease due to assets that have become fully amortized and therefore include a full nine months of amortization in the nine months ended September 30, 2012, but only a fraction of that amortization for the nine months ended September 30, 2013. For further information on the extension of the useful lives refer to Note 9 “Goodwill and Intangible Assets” in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense

Net interest expense was $103.6 million for the nine months ended September 30, 2013 compared with $112.4 million for the nine months ended September 30, 2012. The period-over-period difference results from lower interest expense as a result of (1) a decrease in the applicable Term Loan interest rate following the refinancing of our Term Loan that occurred in February 2013, with the lower rate realized for eight months of the nine months ended September 30, 2013 and not during the same period in 2012; and (2) a decrease due to the write-off of a portion of the Term Loan original issue discount and deferred financing costs related to the debt extinguishment in connection with the February 2013 amendment. This write-off was reflected as part of the loss on extinguishment of debt in the nine months ended September 30, 2013 instead of as a component of interest expense. For further information on our Term Loan Facility, see Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10.2 million was realized during the nine months ended September 30, 2013, with no such activity in the nine months ended September 30, 2012. The loss on extinguishment related to the February 2013 refinancing of our Term Loan. The loss on extinguishment included the write-off of $3.6 million of unamortized debt financing costs, $3.9 million of unamortized original issue discount and $2.7 million of direct issuance costs incurred to complete the February 2013 amendment.

Income Taxes

We determine our periodic income tax expense based on our current forecast of annual income or loss in the respective countries in which we operate and our estimated annual effective tax rate in each tax jurisdiction. The rate is revised, if necessary, at the end of each successive interim period during the fiscal year to our best current estimate of our expected annual effective tax rate. For the nine months ended September 30, 2013, our quarterly effective tax rate after discrete items was a 36.8% benefit as compared to a 221.8% benefit for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, our year to date effective tax rate before discrete items was a 9.7% expense, compared to a year to date effective tax rate before discrete items of a 117.9% benefit for the nine months ended September 30, 2012. The change in the estimated annual effective tax rate excluding discrete items is primarily due to expected lower full year losses in the U.S. in 2013 when compared to 2012.

The nine months ended September 30, 2013 included a discrete benefit of $9.6 million. The discrete benefit was primarily attributable to a reduction of the UK tax rate enacted in July 2013 by HMRC which resulted in a $7.8 million benefit during the quarter ended September 30, 2013. The year to date discrete benefit also included a benefit for the 2012 U.S. Research and Development Credit which was extended by ATRA enacted on January 3, 2013, and tax provision to tax return adjustments with respect to the filing of prior year returns in the US and foreign jurisdictions, and the release of tax reserves, being partially offset by an interest expense charge on tax reserves for unrecognized tax benefits.

As of September 30, 2013, we had approximately $12.3 million of net unrecognized tax benefits ($13.2 million on a gross basis) which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.3 million of our current remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.2 million and $0.5 million were provided in income tax expense for uncertain tax positions for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, gross reserves for interest and penalties were $1.2 million and $1.0 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $307.6 million, liquid short-term investments of $6.1 million, and had $159.4 million available under our Revolving Credit Facility. Of these balances, $175.5 million and $6.1 million of our cash and cash equivalents and short-term investments, respectively, were held by our foreign subsidiaries. Our cash needs arise from our debt obligations, the purchase of equipment, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements, and acquisitions. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years. Subject to the limitations placed upon us by the covenants under the Senior Secured Credit Facilities and the Indenture governing our Senior Notes due 2018, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes. During the quarter ended September 30, 2013, no such dividends were declared or paid.

The following table shows our level of indebtedness and certain other information as of:

(in thousands)	September 30, 2013
Revolving credit facility (1)	$—
Term loan facility (2)	1,298,475
Senior Notes (3)	700,000

Total indebtedness	$1,998,475

(1)	Our Revolving Credit Facility, which has a 5-year maturity, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $0.6 million of letters of credit that were outstanding as of September 30, 2013).
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
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flow provided by (used in):
Operating activities	$143,565	$102,469
Investing activities	(34,794)	(69,500)
Financing activities	(24,005)	(32,769)
Effect of exchange rates on cash balances	(1,811)	3,457

Net increase in cash and cash equivalents	$82,955	$3,657

Operating Activities

When compared with the nine months ended September 30, 2012, net cash provided by operating activities increased by $41.1 million, or 40.1%, to $143.6 million in the nine months ended September 30, 2013. The increase in operating cash flow in the nine months ended September 30, 2013 compared with the same period in 2012 primarily related to the following factors: (1) an $8.8 million increase in cash flows due to a decrease in incentive compensation payments; (2) an advance customer payment of $7.7 million for hardware; and (3) a $6.4 million increase in cash flows related to a decrease in cash interest paid, due to lower interest rates resulting from the refinancing of the Term Loan Facility. The remaining change of $18.2 million is due to higher cash generation driven by increased profitability in 2013 compared to 2012, coupled with a net decrease in other non-cash working capital accounts.

Investing Activities

When compared with the nine months ended September 30, 2012, net cash used in investing activities decreased by $34.7 million, or 49.9%, to $34.8 million in the nine months ended September 30, 2013. This decrease is primarily due to (1) the purchase of $3.3 million in short-term investments in the nine months ended September 30, 2013 compared with purchases of $23.5 million in short-term investments in the same period in 2012; (2) proceeds from maturities and sales of short-term investments of $20.1 million in the nine months ended September 30, 2013, with no such activity in the same period in 2012; and (3) the receipt of $2.5 million of insurance settlement proceeds in the nine months ended September 30, 2013 related to our 2012 claim associated with property and equipment that was damaged due to the impacts of Hurricane Sandy. This decrease is partially offset by an increase in purchases of property and equipment of $8.1 million primarily related to technical infrastructure initiatives in the nine months ended September 30, 2013 when compared with the same period in 2012.

We have no material capital expenditure commitments.

Financing Activities

When compared with the nine months ended September 30, 2012, net cash used in financing activities decreased by $8.8 million, or 26.7%, to $24.0 million in the nine months ended September 30, 2013. The change is due to lower principal payments on the Term Loan Facility in the nine months ended September 30, 2013 as compared to those made in the nine months ended September 30, 2012. There was one Term Loan principal payment of $3.7 million made in the first quarter of 2013 which was the annual excess cash flow mandatory prepayment (“ECF”) payment related to 2012, and the first quarterly Term Loan principal installment of $2.9 million was made in the third quarter of 2013. Comparatively, in the first quarter of 2012, the ECF payment related to 2011 was $32.3 million, and no other principal installments were made. The reduction in the 2013 ECF payment when compared with the 2012 ECF payment is based on our achievement of certain leverage ratios in 2013 that reduced the amount required as an ECF payment in 2013 coupled with a higher percentage of ECF payment refusals in 2013. The smaller principal payments during 2013 were offset by (1) $14.3 million of a dividend payment to Holdings, which was used by Holdings to make its June 15 interest payment on the Toggle Notes, and (2) $1.0 million of debt issuance costs, net of debt proceeds, in the nine months ended September 30, 2013 which were related to the February 2013 Term Loan Facility refinancing, for which there was no similar activity in 2012.

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

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended September 30, 2013. Since the inception of the Term Loan Facility, we have elected the three-month LIBOR rate. At September 30, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus an applicable margin of 2.75%. As noted above, we designated as accounting hedges three interest rate caps related to Term Loan Facility with notional amounts of $450.0 million at September 30, 2013. Refer to Note 14, “Derivatives” and to Note 13 “Debt” in the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million declining to $450.0 million over three years, to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On September 28, 2012, the notional amount of our interest rate caps was reduced from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. On March 28, 2013 the fixed interest rate increased from 2.50% to 3.00%. The notional amount was further reduced to $450.0 million on September 30, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR, there was no impact on the interest rate during the quarter ended September 30, 2013. Refer to Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information. As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective. In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5.0:1.0. As of September 30, 2013, our total leverage ratio was below 5.0:1.0, resulting in a commitment fee percentage of 0.50%.

Installment Payments under the Term Loan Facility

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the funded principal amount of the refinanced Term Loan Facility, or $3.3 million per quarter, beginning with the quarter ended September 30, 2013 (subject to the application of the 2012 ECF payment described below, with the balance being payable on the final maturity date. Giving consideration to the 2012 ECF payment, the first quarterly principal installment of the refinanced Term Loan in the amount of $2.9 million was due and paid on September 30, 2013. During the nine months ended September 30, 2013, we made a $3.7 million principal payment related to the 2012 ECF payment. This amount was applied to satisfy the first quarter principal installment of $3.3 million and reduced the second quarter principal installment by $0.4 million.

Prepayments

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow, (ii) payments related to certain asset sales and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the 2012 ECF payment was made as of and for our fiscal year ended December 31, 2012, with the ECF payment due 90 days from that date. Because we achieved a total leverage ratio of 4.7:1.0, the required payment percentage of 2012 ECF payment was stepped down from 50.0% of ECF to 25.0% of ECF. The 2011 ECF payment percentage was 50%. The amount determined to be payable as ECF payments at December 31, 2012 was $20.3 million and accordingly was reflected as current in our Condensed Consolidated Balance Sheets as of December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, certain lenders elected to refuse their portion of the 2012 ECF payment. Lender refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and reflected as long-term in our Condensed Consolidated Balance Sheet at September 30, 2013.

The accepted balances of ECF payments are applied to satisfy future scheduled quarterly principal installments in direct order of maturity. As a result of the amount accepted and paid related to our fiscal year 2012 ECF payment, scheduled quarterly principal payments due on its refinanced Term Loan Facility were deferred until September 30, 2013. The amount that may be payable as an ECF payment in 2014 cannot currently be reliably estimated and therefore no portion of our outstanding debt from its Senior Secured Credit Facilities related to this provision is reflected as current for the quarter ended September 30, 2013.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. We paid interest payments of $71.8 million during each of the nine months ended September 30, 2013 and 2012.

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

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments
Remainder of 2013	$3,263
2014 (1)	13,050
2015	13,050
2016	13,050
2017	13,050
2018 and thereafter	1,943,012

Total	$1,998,475

(1)	Does not reflect any estimated impact of annual excess cash flow prepayments. As discussed above, accepted ECF payments are applied to reduce quarterly installments in reverse order of maturity.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture”).

The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of ours and other subsidiaries of Holdings. Claims of creditors of ours and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. We, along with our subsidiaries, are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of our assets, or any of our subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is our indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of our capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon us by our own debt covenants, we will provide Holdings, through the payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis. Interest payments on the Toggle Notes are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend we will pay Holdings (subject to compliance with our own debt covenants) is $14.4 million, which is equal to the semi-annual Toggle Note interest payment. The first dividend payment made on June 15, 2013 was $14.3 million due to the interest period not covering a full 6 months.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Covenant EBITDA

We calculate EBITDA by adding back to GAAP net (loss) income the following items: interest (and other financing costs), net, income taxes, depreciation and amortization. We calculate Covenant EBITDA by adding back to EBITDA unusual or non-recurring charges and certain non-cash charges, as well as certain pro forma expected cost savings as permitted under the credit agreement. Covenant EBITDA is defined in the credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes due 2018 and is used to determine our compliance with certain covenants. We also refer to Covenant EBITDA as Pro Forma Adjusted EBITDA. The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	($ in thousands)
	2013	2012	2013	2012
Net Income	$14,132	$18,042	$28,299	$9,357
Interest expense	34,198	37,372	103,617	112,364
Other income	—	(329)	(347)	(604)
Income tax benefit	(7,170)	(18,357)	(7,617)	(17,038)
Depreciation and amortization	37,859	44,812	120,674	133,690

EBITDA	79,019	81,540	244,626	237,769

Adjustments:
Stock-based compensation	1,067	875	2,793	2,580
Other non-recurring charges (2)	435	1,067	13,035	2,227
Other charges (income), net (3)	7,343	3,335	(1,154)	6,401
Pro forma cost savings (4)	7,500	7,500	22,500	22,500

Pro Forma Adjusted EBITDA (Covenant EBITDA) (1)	$95,364	$94,317	$281,800	$271,477

(1)	Our Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course, as well as other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt ($10.2 million in the nine months ended September 30, 2013), facility consolidation costs and certain severance and retention expenses.
(3)	Other (income) charges, net include insurance recoveries, management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, professional fees related to the registration of our debt securities and other costs. The primary changes from 2012 to 2013 are driven by the non-cash foreign exchange expense and insurance recoveries related to Hurricane Sandy.
(4)	Pro Forma cost savings of up to a maximum of $30 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

EBITDA and Covenant EBITDA are not recognized terms under GAAP, and are considered Non-GAAP measures under Item 10 of Regulation S-K. EBITDA and Covenant EBITDA are not intended to be presented as an alternative to GAAP net income or income from continuing operations as a measure of our operating performance or to GAAP cash flows from operating activities as a measure of our liquidity. Additionally, EBITDA and Covenant EBITDA are not a measure of free cash flow available for management’s discretionary use. Certain cash requirements such as interest payments, tax payments and debt service requirements are added back to GAAP net income for the purpose of calculating EBITDA. The presentation of EBITDA and Covenant EBITDA should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. We believe EBITDA provides useful information about underlying core business trends as it excludes the results of many decisions that are outside the control of operating management and can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. EBITDA and Covenant EBITDA are defined in our credit agreement and were contractually agreed between us and our lenders. EBITDA is a critical component of determining Covenant EBITDA (also defined in the credit agreement) which in turn is used to calculate key credit agreement financial covenants.

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

We believe that the inclusion of information on the adjustments to EBITDA applied in determining Covenant EBITDA is useful additional information to investors regarding certain items we believe are not part of our ongoing core operating expenses, do not require a cash outlay, or that we do not expect to reoccur (or continue at the same level) in the future. The exclusion of items from Covenant EBITDA is not intended to indicate that management does not believe such items will occur in the future. Covenant EBITDA includes a cost savings allowance related to projected cost savings expected to be achieved in the future. Specifically, Covenant EBITDA can include up to $30.0 million of projected cost savings for specified actions initiated on or prior to July 29, 2012, to the extent we believe such savings will be realized prospectively and are not already realized in EBITDA. The aggregate amount of cost savings added back when determining Covenant EBITDA in any four consecutive quarters is calculated on a pro forma basis as though such cost savings had been realized on the first day of the consecutive four quarter period. EBITDA and Covenant EBITDA are also used by management as measures of our profitability and cash generation strength.

Since not all companies use identical EBITDA or Covenant EBITDA calculations, our EBITDA and Covenant EBITDA may not be comparable to other similarly titled metrics used by other companies. We believe the non-GAAP financial measures we provide to investors supplement GAAP results and provide a more complete understanding of the factors and trends affecting our business than GAAP results alone.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our Critical Accounting Policies and Estimates since December 31, 2012.

Commitments and Contingencies

As of September 30, 2013, there have been no material changes to our commitments and contingencies since December 31, 2012, except for the refinancing of the Term Loan Facility in connection with the Senior Secured Credit Facility. Refer to Note 13 “Debt” in the Notes to the Unaudited Consolidated Financial Statements in Item 1. (See Note 20 in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.)

In connection with the provision of services in the ordinary course of business, we may be required to indemnify customers against third-party claims that our services infringe upon such third-party’s intellectual property rights. We have not been required to make material payments under such provisions. We are involved in litigation and are the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from our existing cash resources. In addition, our third-party data suppliers audit us from time to time in the ordinary course of business (including audits underway) to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of our financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), regarding ASC Topic 350, “Intangibles—Goodwill and Other”. ASU 2012-02 allows an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. Under the provisions of ASU 2012-02, if after assessing the totality of the events or circumstances, an entity determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, performance of an annual impairment test is unnecessary. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 with early adoption permitted under certain circumstances. ASU 2012-02 became effective for us on January 1, 2013 and did not have a material impact on our financial position, results of operations or cash flows.

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

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), regarding ASC Topic 815 “Derivatives and Hedging.” ASU 2013-10 permits companies to use the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective for entities prospectively, and must be applied for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have determined that the adoption of ASU 2013-10 did not have a material impact on our financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), regarding ASC Topic 740 “Income Taxes.” ASU 2013-11 provides explicit guidance on the presentation of unrecognized tax benefits, as well as provides guidance on how an entity should settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. For public filers, ASU 2013-11 is effective for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of ASU 2013-11 will have on our financial position, results of operations or cash flows.

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

For the periods presented, total revenue and long lived assets by geographic region outside the United States, is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue:
United Kingdom	$20,098	$21,905
All other European countries	30,816	28,860
Asia Pacific	8,297	12,113
Rest of World	3,254	3,337

Total	$62,465	$66,215

	Nine Months Ended September 30,
	2013	2012
Revenue:
United Kingdom	$61,098	$65,276
All other European countries	92,381	89,085
Asia Pacific	30,748	36,413
Rest of World	9,667	10,008

Total	$193,894	$200,782

	As of
	September 30, 2013	December 31, 2012
Long-Lived Assets:
United Kingdom	$579,515	$598,589
All other European countries	137,115	144,182
Asia Pacific	146,201	159,960

Total	$862,831	$902,731

Interest Rate Risk

We have interest rate risk due to our Term Loan Facility which is variable-rate debt. As of September 30, 2013, we had $1.3 billion of Term Loan Facility debt under our Senior Secured Credit Facilities, which bears interest based on a floating rate index. In order to mitigate this risk, we entered into forward starting interest rate caps that hedged the exposure on $700.0 million of this debt beginning September 30, 2011, which decreased to $575.0 million on September 30, 2012, further decreased to $450.0 million on September 30, 2013 and will decrease to zero on September 30, 2014. Although the relevant floating interest rate was 0.25% at September 30, 2013, our minimum interest rate is set at 1.00% (plus an applicable percentage). The current interest rate is 3.75% (1.00% floor plus an applicable percentage of 2.75%). An increase of 1% in our variable rate above our September 30, 2013 rate of 3.75% would increase our interest expense over the subsequent four-quarter period by approximately $13.1 million. As of September 30, 2013, approximately 35% of our total outstanding variable-rate debt exposure is hedged by the interest rate caps. Please refer to Note 14 “Derivatives” and Note 13 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of our debt and derivatives.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the (“Exchange Act”), as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three or nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibits

10.1	Employment Agreement dated September 12, 2013 by and between the Company and Stephen Daffron.

10.2	Option Grant Notice and Agreement dated September 23, 2013 by and between Igloo Holdings Corporation and Stephen Daffron.

10.3	Subscription Agreement dated September 26, 2013 by and between Igloo Holdings Corporation and Stephen Daffron.

10.4	Secured Recourse Promissory Note and Pledge Agreement dated September 26, 2013.

10.5	Joinder to Shareholder Agreement dated September 26, 2013 executed by Stephen Daffron.

10.6	Confidentiality, non-Interference and Invention Assignment Agreement dated September 12, 2013 executed by Stephen Daffron.

10.7	Letter Agreement dated September 12, 2013 by and between Mason Slaine, the Company and Igloo Holdings Corporation.

10.8	Amendment No. 3 to the Igloo Holdings Corporation 2010 Stock Incentive Plan, dated September 5, 2013.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101	The following materials from Interactive Data Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statement of Stockholder’s Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION
(Registrant)

Dated: November 12, 2013	By:	/s/ STEPHEN C. DAFFRON
	Name:	Stephen C. Daffron
President and Chief Executive Officer

Dated: November 12, 2013	By:	/s/ VINCENT A. CHIPPARI
	Name:	Vincent A. Chippari
Chief Financial Officer