Form 10-K
period 2013-12-31
INTERACTIVE DATA CORP/MA/
filed 2014-03-13
CIK 888165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, there was no established public trading market for any of the common stock of the registrant. As of March 7, 2014, there were 10 shares of common stock of the registrant outstanding, all of which were owned by Igloo Intermediate Corporation.

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

On July 29, 2010, Interactive Data Corporation (“we” or “us”) was acquired in a merger (the “Merger”) by investment funds managed by Silver Lake Group, LLC and Warburg Pincus LLC (the “Sponsors”). As further discussed in Note 1 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we are wholly owned by Igloo Intermediate Corporation (“Intermediate”), which is wholly owned by Igloo Holdings Corporation (“Holdings”). Approximately 96% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. This Business Section and our consolidated financial statements following the Merger exclude the accounts of Intermediate and Holdings.

Our financial reporting is currently based on two reportable operating segments: Pricing and Reference Data, and Trading Solutions. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, trading infrastructure managed services, hosted web applications and workstations. Please refer to Note 12 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data segment has three primary offerings: (1) evaluated pricing services, which are daily opinions of value, on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments; (2) reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and (3) fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. This segment accounted for $639.6 million, or 70.7%, of our revenue for the year ended December 31, 2013.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds, proprietary trading firms and VARs in order to facilitate and support low latency electronic trading across a range of asset classes as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that facilitate access to market data and related analytics and tools for financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. This segment accounted for $265.5 million, or 29.3%, of our revenue for the year ended December 31, 2013.

For revenue, income from operations, identifiable assets and the relevant percentages for each of our segments, in addition to revenue and long-lived assets by geographic region, please refer to Note 12 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Corporate History

On February 29, 2000, Interactive Data Corporation was created through the merger of Data Broadcasting Corporation, which included the eSignal suite of workstations and the BondEdge fixed income analytics offerings, and the business then known as Interactive Data Corporation, which included historical and end-of-day pricing, evaluations and financial information, an entity which has been in the financial data business for over 45 years. On July 29, 2010, we were acquired by investment funds managed by the Sponsors (the “Merger”).

Since the merger of Data Broadcasting Corporation and Interactive Data Corporation in 2000 through January 2010, we have completed a dozen acquisitions of varying sizes. Acquisitions such as ComStock in 2003, IS. Teledata in 2005 and 7ticks in 2010 enabled us to enter adjacent real-time markets. Acquisitions such as Merrill Lynch’s Securities Pricing Service in 2002, FutureSource in 2004, Xcitek in 2007 and NDF in 2008 strengthened and expanded our existing pricing, reference data and active trader services by bringing to us, among other things, complementary content and capabilities, new customers, and broader distribution capabilities in certain geographic regions.

Industry Background

Financial industry participants utilize financial market data and information services and solutions to support critical business functions across the enterprise of their organizations, including the valuation of financial instruments, risk management, compliance with regulatory requirements, investment decision-making and trading. The financial market data required to support these applications encompasses real-time, intraday, end-of-day and historic pricing and evaluation information; reference data such as dividends, corporate actions and key descriptive information about securities; and other related business or financial content. This market data is integrated into an expansive range of proprietary and third-party tools, applications, systems and solutions that support mission-critical activities such as investment research, the development and execution of trading strategies, risk management, compliance, sales and marketing, and customer support.

It is costly and complex for financial institutions, information media companies and others to directly obtain, aggregate, store, normalize, cleanse, analyze and distribute financial market data from the securities exchanges and other financial markets worldwide. In addition, financial institutions and other organizations using financial market data typically strive to consistently obtain their content in a timely manner without sacrificing quality or security. Extensive expertise and technical knowledge about the financial market data industry are required to effectively obtain, aggregate, store, normalize, cleanse, analyze and distribute the volume and diversity of financial content utilized within the financial services industry. This expertise and knowledge is highly specialized and expansive, as are the underlying technical infrastructure and related systems for delivering such content to customers. In addition, considerable domain and technological expertise is needed to develop and deploy systems and solutions that integrate this content and effectively address customer requirements.

For these reasons, financial institutions and other organizations contract with financial market data service providers like ourselves that specialize in aggregating and delivering financial content directly from many sources around the world, including securities exchanges; other financial markets that encompass fixed income, foreign exchange and derivatives including options and futures; and information providers such as news services. Aggregating this data requires establishing relationships with each of these sources to acquire this data, and creating a global technical infrastructure capable of collecting the source data and incorporating it into a uniform structure so that it can be delivered in a reliable and consistent manner whenever the customer requires it (in real-time, at specified intervals during the day, on demand or at the end of the day). In addition, specialized financial market data vendors like us invest significant resources to identify and cleanse source or other errors in reporting, collecting, aggregating, storing and distributing information to customers. Further, specialized financial market data vendors like ourselves develop proprietary methodologies, models and systems that are used to produce content such as evaluations that can assist financial institutions in their efforts to value their holdings, particularly fixed income financial instruments, that trade infrequently, if at all, in the secondary market. Related to this, financial institutions may find it valuable to obtain this data from an independent third party like us who is not involved in the underlying securities transactions.

In addition, as financial institutions seek to cost-effectively and efficiently develop, deploy and execute sophisticated automated trading programs, they are increasingly looking for specialist providers like us to offer low latency connectivity between their trading systems and stock exchanges and trading venues. Financial institutions may also seek third-party solutions providers like us to help them design, build and host certain parts of their web sites, extranets or intranets. These customized, hosted web-based solutions typically aggregate content from third-party providers like us, and combine that with internal information as required, to cost-effectively support the wealth management, sales and marketing, customer service and various other activities of a financial institution. Moreover, to make timely decisions in support of their investment strategies, many customers access financial information portals and workstations that integrate financial content from an extensive range of sources as well as provide access to sophisticated analytics, decision-support tools, and order execution platforms.

Services and Customers

We offer our financial market data services, analytics and related solutions to financial institutions, as well as software and service providers. Our products and services address the needs of these customers by providing time-sensitive, high-quality information regarding securities, commodities and derivative instruments as well as sophisticated decision-support tools and other related services.

Our customer base is both diverse and global in scope. Our customer base includes many of the world’s largest financial institutions, including 48 of the top 50 U.S. banks, 49 of the top 50 global asset managers, all of the top 50 U.S. mutual funds, all of the top ten global custodians and 33 of the top 50 global hedge funds. The number of customers includes all legal entities directly subscribing to our offerings. Certain units, divisions, regional affiliates and certain business units within a single legal entity or organization are considered by us to be distinct customers when they separately subscribe to our services. The number of customers within any given segment may vary from year to year based on several factors, including sales to new customers, new customers resulting from acquisitions, customer cancellations, and the impact of the consolidation of customers. In addition, through our VAR relationships, we maintain interfaces to over 500 software applications, technology solutions, outsourcing-related services and web portals. These VARs sublicense or redistribute data typically to medium and small institutions, and individual investors.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide, including banks, brokerage firms, mutual funds companies, ETF sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) evaluated pricing services, which are daily opinions of value, on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments; 2) reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Evaluated Pricing:

•	We deliver an extensive range of daily opinions of value on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments. Our evaluated prices are the result of developing and refining our proprietary processes and methodologies that combine sophisticated modeling techniques developed by our quantitative methodologists including math, finance, physics and statistics PhDs; information from an extensive range of market sources; and a team of approximately 200 skilled evaluators, analysts and support staff who integrate relative credit information, observed market movements and sector news into our evaluated pricing applications and models. Given that many fixed income securities and other financial instruments trade infrequently, if at all, in the secondary market, our evaluations are market-based measurements that represent our good faith opinion as to what the holder would receive in an orderly transaction (typically in an institutional round lot position) under current market conditions.

•

Our evaluated pricing coverage includes securities and financial instruments issued in North America (i.e. corporate, government, municipal and agency fixed income securities, convertible bonds, debentures, pass-through securities and structured products), and instruments issued in markets outside of North America (e.g. convertible bonds, debentures, Eurobonds and sovereign and corporate bonds). Pricing and Reference Data’s evaluated pricing services also include our Fair Value Information Service through which we provide evaluations for certain international equity securities, equity options, and equity index futures. The Fair Value Information Service is designed to provide customers with information that can be used to estimate a price for an international security that would likely prevail in a liquid market in view of information available at the time of evaluation. Our evaluated pricing services are typically used by customers along with our listed markets pricing to support back-office applications for asset and portfolio valuation, such as end-of-day mutual fund net asset values (“NAVs”), and middle-office applications such as risk management. We are also in the process of developing continuous fixed income evaluations, which we believe will enable this information to be used to support a broad range of front-office activities such as trading and investment research.

•	We also provide applications and information services that complement our evaluated pricing services such as VantageSM, our web application that provides transparency into the fixed income markets and Interactive Data’s evaluation services and facilitates client workflows to support valuation and risk management processes. Vantage allows clients to better understand our evaluated prices within the context of a broad range of relevant market information, including public and proprietary market data inputs used in the evaluated pricing process. These inputs feature our assumptive data and proprietary market color, including anonymous trades, quotes, dealer runs and market posts. We also provide clients with a range of information resources that provide insight into our evaluated pricing and daily market conditions, along with workflow tools to help clients prepare for various regulatory and accounting-driven obligations.

Reference Data:

•	Complementing our evaluated pricing services is a range of listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the financial instrument processing lifecycle. This content is supported by a global team of over 235 reference data collection professionals with language skills including English, German, French, Spanish, Portuguese, Italian, Mandarin, Japanese, Korean, Thai and Indonesian. Our reference data covers:

•	Listed and Non-listed Markets Pricing: extensive, high-quality intraday, end-of-day and historical global pricing for securities;

•	Corporate Actions: end-of-day and intraday corporate actions and income-related information such as capitalization changes, dividends, stock splits, earnings, shares outstanding and changes in credit ratings for fixed income and equity securities;

•	Terms and Conditions: key terms and conditions for fixed income financial instruments such as call, put and interest payment information; and

•	Identification Information: name, ticker symbol, CUSIP®, SEDOL®, etc.

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

To capitalize on growth opportunities for our evaluated pricing and reference data services, we actively seek to enhance our existing services and develop new offerings by establishing business alliances, automating key data collection processes, refining and automating our evaluation processes, expanding our data coverage, (particularly in the area of hard-to-value financial instruments), increasing the delivery frequency and flexibility of our services, and adding new capabilities including those designed to assist customers with their operational workflow and regulatory compliance challenges.

Fixed Income Analytics:

•	Our fixed income analytic offerings, led by our flagship solution BondEdge®, provides financial institutions with fixed income data and sophisticated fixed income portfolio analytics to help manage risks and analyze the sources of risk and return. These offerings are used by fixed income professionals to simulate various fixed income market environments to help forecast performance, validate investment strategies against a variety of benchmark indices, conduct stress testing, generate dynamic risk measures, analyze asset cash flows and support compliance with certain state regulatory reporting requirements. BondEdge’s advanced risk/reward analysis tools are supported by proprietary quantitative modeling techniques that access our comprehensive terms and conditions information for fixed-income securities. BondEdge, which is offered via an array of delivery options, interfaces with many of the major third-party accounting and asset/liability software packages, in order to reduce duplicate manual data entry and to facilitate improved accuracy and efficiency within an organization. We also provide complementary services that leverage BondEdge’s core capabilities, and are currently advancing development activities to further expand the use of our analytics for new asset classes and market segments.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds, proprietary trading firms and VARs in order to facilitate and support low latency electronic trading across a range of asset classes as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that facilitate access to market data and related analytics and tools for financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients.

Real-Time Feeds and Trading Infrastructure Managed Services:

•	Our real-time feeds offerings provide cost-effective access to disparate real-time data sources without having to maintain direct connections. Through our Consolidated Feed service (formerly known as PlusFeed), customers receive consolidated real-time and/or delayed financial data from over 450 global exchanges, trading venues and data sources covering listed and OTC securities. We offer a variety of delivery methods for Consolidated Feed, including client site deployed solutions with leased-line connectivity, hosted Internet delivery via a secure virtual private network and a secure leased-line connection for cost-effective access to a specified “watch-list” of instruments. Our Consolidated Feed service is complemented by our Tick History Service, which provides financial institutions with access to tick and trade data for global securities in order to assist them in their compliance with “best execution” requirements, transaction cost analysis and advanced charting applications.

•	We also provide trading infrastructure managed services such as direct exchange access, proximity hosting and support services that enable access to raw real-time exchange data and facilitate low latency electronic trading. Customers use these managed services to outsource key aspects of their electronic trading operations to us including the build out, management and monitoring of the network infrastructure, and the connectivity between their automated trading systems and stock exchanges and trading venues around the world.

We continually seek to strengthen our Real-Time Feeds and Trading Infrastructure Managed Services offerings within the Trading Solutions segment. More specifically, we work closely with customers to ensure that our offerings can support or leverage various technology environments in order to effectively manage rising market data volumes, reduce data latency or further facilitate their low latency trading strategies. We also continue to add new financial markets, particularly those outside of North America, and content, and further extend our 7ticks networks coverage globally.

Hosted Web Applications and Workstations:

•	We are focused on designing, building and hosting customized, web-based financial information solutions primarily to address the specific requirements of clients in the wealth management and information media sectors. Our web-based hosted financial information solutions, such as PrimePortal, utilize flexible web services architecture, and consist of financial market data, decision-support tools and hosting services. Customers use the web portals, financial web pages and web modules that we develop and host on our technical infrastructure to effectively and efficiently provide relevant information and tailored functionality in easy-to-use interfaces while helping facilitate investment and advisory processes, and streamline workflows.

•	We also market a range of workstations that primarily target the wealth management, energy and commodity and active trader sectors. Our workstations help our customers analyze and make investment decisions about financial instruments traded on major markets worldwide, including equities, futures and commodities. Our primary wealth management workstations are PrimeTerminal and Market-Q, which are hosted market data workstations sold in Europe and North America, respectively. Along with our web-based hosted solutions, these workstations aggregate content that may be sourced from both the customer and from a number of information providers, including us, and then tailor the visual display of the content to the needs and specifications of clients. By using a software as a service (“SaaS”) business model for our web-based hosted solutions, we enable customers to lower expenses by reducing the need for owning and maintaining costly IT infrastructures and managing market data volumes. Under our eSignal® and FutureSource® brands, we provide workstations and related offerings that deliver real-time financial market information and provide decision-support tools that address the needs of active traders, energy and commodity professionals, and other investors. These workstations are complemented by services for wireless access to real-time streaming market data. As of December 31, 2013, our workstations and related services supported approximately 81,700 total subscribers worldwide, compared with approximately 81,000 total subscribers as of December 31, 2012.

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

Business Strategy

We are focused on expanding our position as a trusted leader in the financial information services market, and the following key priorities underpin our business strategy:

Commercial Expansion of our Business:

Enhance Breadth and Scope of Product Offerings to Cater to Customers’ Needs. A key element of our strategy involves working closely with our largest direct institutional customers and redistributors to better understand and address their current and future financial market data needs. By better understanding customer needs, we believe we can develop enhancements to existing services and introduce new services that will expand our presence in key market segments and extend our reach into new ones. Accordingly, we plan to develop new and enhanced services, tools and solutions that further strengthen and expand existing customer relationships, and attract new customers and strategic partners worldwide. As part of our efforts to build strong customer relationships, we continue to invest significant resources in our people, processes and underlying systems in order to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

The following are among the 2013 milestones related to our initiatives aimed at enhancing the breadth and scope of our offerings, accelerating the development of innovative, new products and services, expanding market coverage and enhancing the delivery of our services:

Pricing and Reference Data:

•	Continued development of our web-based transparency and workflow offering, Vantage, including new transparency into the fixed income markets and our evaluated pricing, and new pricing validation workflow enhancements;

•	Expanded our pricing coverage via a redistribution relationship with a third party for valuations of collateralized debt obligations and collateralized loan obligations;

•	Announced plans to develop continuous fixed income evaluations, highlighted by the ability to delivery intraday evaluated pricing at multiple intervals throughout the day, which we believe will further expand our fixed income pricing services;

•	Continued development of various delivery capabilities for Apex, an innovative suite of pricing and reference data delivery options and managed services aimed at helping firms more easily and rapidly integrate our content across their enterprises while also increasing workflow efficiency and reducing operational costs;

•	Introduced new reference data services to assist clients in their efforts to comply with new tax reporting regulatory requirements; and

•	Completed additional enhancements to the BondEdge fixed income analytics platform, including the integration of third-party prepayment and credit models, as well as the development of new capabilities that we expect will further expand the appeal of BondEdge into new market segments.

Trading Solutions:

Real-Time Feeds and Trading Infrastructure Managed Services

•	Enhanced our Consolidated Feed service (formerly known as PlusFeed) by increasing the number of stock exchanges and other market sources that clients can access, further leveraging our own reference data content, and expanding our technical and support staff to enhance overall quality and support; and

•	Continued development of additional managed services to help clients better monitor the performance of their trading applications and related systems.

Hosted Web Applications and Workstations

•	Added new content and analytic capabilities for our range of workstations (FutureSource, Market-Q, eSignal and PrimeTerminal);

•	Launched new mobile versions of our workstations in support of various smartphones and tablet devices; and

•	Developed a comprehensive suite of web analytics tools, and the introduction of PrimeTerminal mobile for Apple iOS and Android smartphone devices.

Deliver Customer Service Excellence. As part of our efforts to build strong customer relationships, we continue to invest significant resources in our people, processes and underlying systems in order to provide high-quality, responsive customer support and service. We believe that our combination of strong account management and responsive customer support has contributed to our high customer retention rates as well as enhanced our ability to attract new customers.

Expand our Business Internationally. The market for financial information services is global and many of our largest clients operate in multiple geographic regions. We are working to generate revenue growth outside of North America by extending our industry-leading capabilities across a wider range of multi-national and international clients and geographic regions. In order to achieve this, we have continued to direct additional resources in growth-oriented international markets including recruiting local management for certain international markets, advancing the local market relevancy and capabilities of our offerings and continuing to pursue third-party relationships, potential acquisitions and strategic alliances internationally.

Pursue Opportunistic Strategic Acquisitions. In the past, strategic acquisitions and alliances have complemented our internal investment activities, and we may elect to pursue certain strategic acquisitions or alliances in the future in order to achieve key business objectives.

Operational Control and Efficiency

Create a Unified Technology Platform. We continue to maintain a broad range of delivery platforms and legacy technology infrastructures as a result of supporting long-standing client relationships and completing numerous acquisitions over the years. We have made substantial progress during the past year toward developing and deploying a unified technical architecture that will enable us to consolidate our content databases, delivery platforms and legacy technology infrastructures, and facilitate cost-effective collection, aggregation and distribution of the content that supports our evaluated pricing, reference data and real-time feed services as well as various other offerings. Key 2013 highlights included bringing key asset classes, including U.S. Treasuries, U.S. Treasury Strips, leveraged loans and municipal securities (accounting for more than one million securities), into production to support our evaluated pricing workflows and delivery. We believe that this initiative will enable us to more effectively support our service offerings, accelerate time to market for new services and better leverage the combined capabilities of the different service groups across our organization.

Improve Cost Structure and Drive Efficiencies. We continue to implement programs that can further improve our technical infrastructure, optimize our cost structure, increase our operational efficiency, and facilitate future revenue growth. Specifically, we focused on:

•	Technology & Operations: As discussed above, we are reengineering our product technology and replacing legacy product systems with a new unified technical architecture. We believe that this initiative will help us to reduce operating and capital expenses. As we make progress on this initiative, we also are leveraging initiatives to contain data acquisition and communications costs.

•	Procurement & Vendor Sourcing: We have continued to focus on driving greater efficiencies and lowering or controlling costs in a number of areas such as communications, benefit plans, consulting and travel.

•	Organizational Optimization: We have continued to advance initiatives aimed at realigning staffing in various functional areas including technology, operations, sales, and corporate as well as consolidating certain facilities. In addition, we continued to evaluate opportunities to outsource certain operations or relocate them to lower-cost regions.

Marketing

To support the sales efforts of our businesses, we are implementing a range of promotional and lead-generating campaigns such as publishing white papers and newsletters; undertaking direct mail and email initiatives; advertising in leading industry publications and other marketing channels; participating in targeted industry conferences, trade shows and other customer-oriented events (both in person and in online forums); generating coverage of our company in leading business and trade publications through press releases, executive and staff interviews, and other public relations tactics. When possible, our businesses coordinate sales, marketing and development activities to cost-effectively address various needs of our customers in a timely manner. Our sales teams possess specialized industry and product expertise that facilitate on-site and remote demonstrations of our services and direct interaction with our customers and prospects. We also work closely with VARs and other business partners to jointly market our services to current and prospective customers. In 2014, we intend to continue to monitor changes in our industry and the evolving needs of our customers, and plan to adjust our sales and marketing activities accordingly. We will also continue to foster our long-standing customer relationships and work closely with our customers to identify new sales opportunities, and better leverage and coordinate selling efforts across our global customer base.

Competition

The market for providing financial market data, analytics and related services is highly competitive in each of our core service areas. Some of our established competitors have greater financial, technical, sales, marketing, and support resources, and are able to devote more significant resources to the research and development of new services than we can. In addition, these competitors may have diverse offerings that allow them the flexibility to price their services more aggressively. Some of our competitors also have more extensive customer bases and broader customer relationships than we do, including relationships with customers in their local geographies. Another challenge includes customers self-sourcing financial data and news directly from brokers, exchanges and news services. Across our businesses, we believe that our primary competitive advantages include the following:

•	Our extensive expertise and knowledge about the financial market data industry;

•	Our experience and expertise in valuing hard to price securities;

•	Our timely and reliable delivery coupled with the quality and breadth of coverage of our data and related services compared with those of our competitors;

•	Our ability to expand and customize our data and related services to meet the current and evolving needs of our customers;

•	Our technical expertise and experience which enables us to deliver our data and related services using a variety of delivery platforms and technologies, and to cost-effectively integrate our data and related services into the operational workflow of our customers;

•	Our ability to innovate and keep pace with evolving needs of our customers as well as our ability to timely launch new services that meet the needs of our customers;

•	Our independence as a provider of services which are not affiliated with a traditional investment bank, brokerage or asset management firms;

•	Our high-quality customer service and support;

•	Our VAR network, which adds significant distribution scale and enables us to contract, either directly or indirectly, with small – and medium-sized customers;

•	Our reputation as a leader in the industry; and

•	Our strong customer relationships.

Pricing and Reference Data

Competition within our Pricing and Reference Data segment ranges from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to our evaluated pricing and reference data offerings include large global suppliers of financial and business news and financial market data such as Thomson Reuters Corporation, SIX Financial Information, Markit Group Limited, S&P Valuation Services (a unit within the S&P Capital IQ division of McGraw-Hill) and Bloomberg L.P. Additionally, specialized competitors in structured products, derivatives and other complex, securities include J.P. Morgan Pricing Direct, and SuperDerivatives. In the fixed income analytics product area, our BondEdge offerings compete against other financial services analytical software companies such as FactSet Research Systems Inc., The Yield Book, Inc., (a wholly owned subsidiary of Citigroup Capital Markets), Barclays Bank PLC’s POINT® and Wilshire Associates Incorporated. Other competition unique to this product area includes the use of specialized spreadsheet applications, and financial institutions that develop their own in-house software solutions.

Trading Solutions

Competition within our Trading Solutions segment varies from large, established suppliers of news and financial data to smaller, more specialized vendors. The main competitors with respect to real-time data feeds include Thomson Reuters Corporation, Bloomberg L.P., NYSE Technologies, SIX Financial Information, S&P Capital IQ’s QuantHouse Inc. business, Morningstar, and Activ Financial. Competitors in the trading infrastructure managed services area include specialized managed service providers that facilitate low latency electronic trading such as Fixnetix, OptionsIT and NYSE Technologies, global connectivity and managed services providers, and major stock exchanges.

Competitors in the hosted web applications sector include firms such as Markit Group Limited, Morningstar and Quote Media. Competition for wealth management workstations includes Thomson Reuters Corporation, SIX Financial Information, Morningstar, FactSet, and other smaller niche providers. In the energy and commodity, and active trader sectors, workstation competition can vary from large, established suppliers of news and financial data such as Thomson Reuters and Bloomberg L.P., to smaller, more specialized vendors, as well as online and traditional brokerage businesses that have developed their own analytics tools. In addition to the advantages cited above, we also believe that our other competitive advantages with respect to our workstation offerings include price, ease of use, compatibility with third-party software packages and analytics that are independent of a brokerage or asset management firm yet provide access to these firms.

Technology Infrastructure

Our global technology infrastructure and operations support the offerings within each segment of our business. In addition to our initiative to develop and deploy a unified technical architecture (as described in more detail above), we are also continuing to enhance our global real-time network and related processing capabilities. Across all segments of our business, we invest in technology oriented initiatives designed to further enhance the quality and expand the breadth of coverage in our data offerings, as well as the features and functionality of various offerings.

Our technology infrastructure is designed to facilitate the reliable and efficient processing and delivery of data and analytics to customers worldwide. Our systems contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. This reduces the risks that a single site failure, isolated equipment problem or a regional disaster will result in a prolonged failure to deliver content. We have designed our systems so that we have the capacity to handle the additional load through the remaining data centers; however, we may not be successful in all instances as no amount of planning or investment can result in a 100% fail safe delivery environment. We continue to be focused on maintaining a global technical infrastructure that allows us to securely, efficiently and reliably support our growth by providing data and analytics using various delivery methods designed to meet the needs of our customers worldwide.

Intellectual Property

We maintain a portfolio of intellectual property, including registered and common law trademarks, service marks and copyrights. We have rights to approximately 60 trademarks and service marks. Additionally, we have five U.S. patents issued and two U.S. patents pending. Two of our issued patents expire in 2021, another in 2022, one in 2026 and one in 2027. We place significant emphasis on our branding and consider our trademark and service mark portfolio to be an important part of our ongoing branding initiative. In addition, we own the copyrights to our internally developed software applications and data delivery services (with the exception of certain rights unrelated to our business that we jointly own with Nookco LLC as described below under the heading, “Related Party Transactions” in Part III of this Annual Report on Form 10-K). Other than with respect to the value of service marks and trademarks, no single trademark, service mark, copyright, or patent, if lost, would materially adversely affect our business or our results of operations. License agreements, both as licensor with our customers and as licensee with suppliers of data, are important to our business.

Geographic Areas

We conduct business in numerous countries outside of the United States. Our international businesses are subject to risks customarily encountered in international operations including fluctuations in foreign currency exchange rates, import and export controls, and other laws, policies and regulations of local governments.

During the past three years, our revenue by geographic region was as follows:

(In thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue:
North America	$643,780	$608,307	$596,836
United Kingdom	81,617	88,998	88,688
All other European countries	126,455	120,740	126,891
Asia Pacific	40,587	48,908	42,699
Rest of World	12,674	13,208	12,609

Total	$905,113	$880,161	$867,723

Long-lived assets by geographic region are as follows:

(In thousands)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Long-lived assets:
North America	$2,565,901	$2,621,874	$2,723,355
United Kingdom	587,483	598,589	589,793
All other European countries	145,025	144,182	149,949
Asia Pacific	132,526	159,960	174,223

Total	$3,430,935	$3,524,605	$3,637,320

Employees

We had approximately 2,600 employees as of December 31, 2013.

Regulation

Interactive Data Pricing and Reference Data, LLC, one of our subsidiaries, is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001.

Our Interactive Data Desktop Solutions (Europe) Limited subsidiary is registered with the United Kingdom Financial Conduct Authority.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we are required to disclose in our annual and quarterly reports filed with the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to the us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”). EIG and SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of EIG, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Although we take precautions to prevent transactions with U.S. sanctions targets, we have in the past identified limited instances of non-compliance with these rules and believe we have taken appropriate corrective actions in such instances. For example, on May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. We had charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue. Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber. We also promptly reported the potential SDN match to OFAC. To date, we have not received any correspondence from OFAC regarding the matter.

Although we have implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future we or our resellers could provide our solutions or services to such targets despite such compliance measures. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, financial condition and operating results.”

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, holds two investment accounts with Santander Asset Management UK Limited, a subsidiary of SAMIH and part of the Banco Santander group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A.

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

As a result of completing the Merger and related financing transactions on July 29, 2010 (the “Transactions”), we became highly leveraged. As of December 31, 2013, our total indebtedness was $2.0 billion. We also had an additional $159.4 million available for borrowing under our Revolving Credit Facility at that date (after giving effect to $0.6 million of letters of credit that were outstanding as of December 31, 2013 related to certain operating leases). The following table shows our level of indebtedness and certain other information as of December 31, 2013. For more information on our Revolving Credit Facility, Term Loan Facility and Senior Notes, please refer to Note 16 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(in thousands)	As of December 31, 2013
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,295,214
Senior Notes(3)	700,000

Total indebtedness	$1,995,214

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $0.6 million of letters of credit that were outstanding as of December 31, 2013).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, our outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Our high degree of leverage could have important consequences for holders of Senior Notes, including:

•	making it more difficult for us to make payments on the Senior Notes;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Revolving and Term Loan (the “Senior Secured Credit Facilities”) and the indenture governing the Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

For the year ended December 31, 2013, we recorded interest expense related to these debt obligations of $137.6 million in our Consolidated Statement of Operations.

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

The Sponsors control us and the Sponsors have and will continue cause us to distribute our cash to service debt that is not our debt.

The Sponsors, and a co-investment vehicle controlled by the Sponsors, indirectly own, through their ownership in Holdings and Intermediate, our parent companies, approximately 96% of our capital stock. In addition, pursuant to a stockholders agreement by and among us, our parent companies, the Sponsors, and the co-investment vehicle controlled by the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions. Our parent companies have incurred debt from the issuance of $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) issued by Holdings which mature on December 15, 2017, and may incur additional indebtedness in the future. Our parent companies currently have no separate operations and no separate assets other than their investment in us. While covenants in our Senior Secured Credit Agreements and the Indenture to our Senior Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, the Sponsors will cause us to distribute cash to Holdings in order to enable Holdings to service the Toggle Notes and any other debt that our parent companies may incur in the future. The declaration of dividends to Holdings to enable servicing of Holdings debt could have certain consequences for us, including:

•	requiring us to dedicate a portion of our cash flow from operating activities to declare dividends to Holdings to service the debt of our parent companies;

•	reducing our funds available for working capital, capital expenditures and other general corporate expenses and potentially limiting our ability to plan or react to changing market conditions and fund our business strategy;

•	placing us at a disadvantage compared to our competitors who have greater discretion in using their cash flow; and

•	limiting our ability to make certain, voluntary payments under our Senior Secured Credit Facilities or the Senior Notes.

Risks Related to Our Business

The impact of cost-cutting pressures across the industry we serve could lower demand for our services.

Customers continue their focus on controlling or reducing spending as a result of the continued financial challenges and market uncertainty many of them continue to face. For example, in 2013, many large financial institutions took measures to control or contain their operational spending. Customers within the financial services industry that strive to reduce their operating costs may seek to further reduce their spending on financial market data and related services. If a large number of smaller customers or a critical number of larger customers reduce their spending with us, our results of operations could be materially and adversely affected. Alternatively, customers may use other strategies to reduce their overall spending on financial market data services, by consolidating their spending with fewer vendors, by selecting other vendors with lower-cost offerings or by self-sourcing their need for financial market data. If customers elect to consolidate their spending on financial market data services with other vendors and not us, if we lose business to lower priced competitors, or if customers elect to self-source their financial market data needs, our results of operations could be materially and adversely affected.

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

Our business is dependent upon the health of the global financial markets as well as the financial well-being of the participants in those markets. Many financial institutions continue to focus on cost containment or reduction, including market data and related services costs. These factors have impacted trading volumes and new issuance of securities in certain asset classes. Some of the demand for financial market data and related services is dependent upon activity levels in the securities markets and the financial health of financial institutions and other market participants while other demand is static and is not dependent on such factors. Downturns in global financial markets that result in prolonged, significant declines in activity levels in the securities markets could have a material adverse effect on our revenue. For example, although we have continued to generate organic revenue growth during the past several years, certain clients have initiated cost-reduction activities that have either reduced their spending on, or use of, our products and services. In addition, weaker financial markets can lead firms to alter their asset investment strategies, which can impact usage levels by institutional clients. Because many customers subscribe to our offerings over a multi-year period or annually, our performance can lag the cyclical nature of the financial markets by 12 to 24 months.

We face intense competition.

We operate in highly competitive markets in which we compete with numerous large and small vendors of financial market data, analytics and related services. We expect competition to continue to be intense. Some of our competitors and potential competitors have significantly greater financial, technical and marketing resources than we have. Because we are highly leveraged we currently incur significant cash expenditures to service the debt. These competitors may be able to expand their offerings and data content more effectively, use their financial resources to sustain aggressive pricing or respond more rapidly than us to new or emerging technologies, changes in the industry or changes in customer needs. They may also be in a position to devote greater resources to the development, promotion and distribution of their services. Increased competition in the future or our inability to compete effectively could adversely affect our market share or profit margins and could have a material adverse effect on our financial condition or results of operations.

A prolonged outage at one of our data centers or a disruption of our computer operations or those of our suppliers, or our failure to timely deliver high-quality services due to other reasons, could result in the loss of customers.

Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics and related solutions. Our timely, reliable delivery of high-quality services is subject to an array of technical production processes that enable our delivery platforms to leverage an extensive range of content databases. Further, significant portions of the data we deliver to customers we obtain from stock exchanges and other third-party sources and we are reliant on these sources delivering high-quality data. Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and calculations on our computer-based networks and systems. Our computer operations and those of our suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses, cyber attacks, and other events beyond our reasonable control. The occurrence of any of these events could significantly disrupt our operations or result in a significant interruption or delay in the delivery of our services. Any such event could induce our customers to reduce or terminate services, and could harm our reputation and impact our ability to compete for new business. In addition, If any of the data we distribute is not of sufficient quality, if any of our production processes are compromised, or if any of our delivery platforms are impaired, the delivery of our data may fail to meet the time requirements of our customers or the quality standards set by our customers, either of which could adversely affect our ability to compete for new customers or induce existing customers to seek alternative service suppliers. Loss of a large number of smaller customers or a critical number of larger customers as a result of any such events could have a material adverse effect on our results of operations.

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

Our customers must comply with governmental and quasi-governmental rules, regulations, directives and standards. We develop, configure and market services to assist customers in meeting these requirements. New legislation, or a significant change in rules, regulations, directives or standards, including some of those introduced to mitigate systemic risk in major financial markets, as well as ones that may in the future be introduced, could impact where and how financial services invest, thereby causing our services to become obsolete, reducing demand for our services or increasing our expenses in order to continue providing services to customers, any of which event could have a material adverse impact on our results of operations. Furthermore, we may become subject to new legislation or rules with regard to the services we offer which could cause us to be prohibited from providing certain services or make provision of affected services more expensive, either of which event could have a material adverse effect on our results of operations.

The new unified technology platform we are developing may not meet our expectations.

Our business strategy includes advancement of programs designed to further improve our technical infrastructure, increase our operational efficiency and optimize our cost structure. More specifically, we have made substantial progress toward developing and deploying a unified technical architecture that we believe will enable us to consolidate our delivery platforms and the majority of our legacy technology infrastructure, and facilitate cost-effective collection, aggregation and distribution of the content that supports our evaluated pricing, reference data and real-time feed services as well as various other offerings. The development and deployment of a unified technology platform is a substantial and complex undertaking. We believe completion of development and deployment of this infrastructure can be achieved without significantly compromising product quality, sales effectiveness or customer service. However, notwithstanding our efforts, we may not be able to fully complete development and implement this infrastructure successfully; we may encounter unexpected challenges, and we may not fully realize the projected benefits of this project in the timeframe we desire. The costs we have incurred to date on this initiative have exceeded our original expectations, and the costs to complete the remaining work may exceed our current expectations for those costs. If we are unable to realize the anticipated operational benefits, including cost reductions, our profitability may be adversely affected. Moreover, our implementation of the new infrastructure may disrupt our operations and could have an adverse effect on our results of operations. While we expect this project to result in significant cost savings, our estimated savings are based on many different assumptions, any or all of which may prove to be inaccurate, and as a result we may not realize these cost savings.

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

Certain of our subsidiaries and certain of our services are or may become subject to complex regulations and licensing requirements.

Our Interactive Data Pricing and Reference Data subsidiary is a registered investment adviser with the SEC and is subject to significant regulatory obligations under the Investment Advisers Act of 1940. Our Interactive Data (Australia) Pty Ltd subsidiary is licensed by the Australian Securities and Investment Commission, or ASIC, to provide certain financial services in Australia under the Corporations Act 2001. Our U.K. Desktop Solutions business, which was formerly known as eSignal, is registered with the United Kingdom Financial Conduct Authority, or FCA. The laws and regulations that govern our regulated activities are complex. Compliance with the Investment Advisers Act gives rise to costs and expenses; we have employees whose duties relate primarily to ensuring we meet our legal and compliance obligations under the Act. Significant changes to applicable regulations may increase our costs. If we were to fail to maintain or otherwise forfeit any required regulatory licenses or registrations, we may not be able to continue offering the services or operating those portions of our business that require the license to be held or registration to be maintained, and we could be subject to fines and penalties. Such event could have a material adverse effect on our results of operations. In addition, in order to offer new services we could be required to extend our existing or obtain new licenses or regulatory authorizations, which may be at the discretion of the government agencies and we may not be able to secure the required licenses or registrations. If this resulted in us not being able to provide one or more of our services, or resulted in us not being able to compete as effectively, depending on the services affected, this could have a material adverse effect on our results of operations.

We are subject to the risks of doing business internationally.

For the year ended December 31, 2013, approximately 28.9% of our revenue was generated outside of the United States. Our growth strategy includes expanding our business outside of the United States. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, a variety of factors could have a material adverse effect on our results of operation including, without limitation:

•	fluctuations in foreign currency exchange rates;

•	failure to comply with internal controls and procedures established to ensure compliance with anti-bribery laws such as the Foreign Corrupt Practices Act of 1977 (“FCPA”) and similar anti-bribery laws in other jurisdictions;

•	difficulty in establishing, staffing and managing non-U.S. operations including differing jurisdictional labor regulations;

•	changes in political conditions or economic instability including inflation or interest rate fluctuations;

•	changes in local laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in some local jurisdictions;

•	the inadequate intellectual property protection laws in some local jurisdictions;

•	trade-protection measures, trade sanctions such as those enforced by the U.S. Treasury Department Office of Foreign Asset Control or similar international authorities, import or export licensing requirements such as the Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges; and

•	changes in or interpretations of local tax law or policy.

We are involved in intellectual property disputes from time to time and we may be involved in additional such disputes in the future. These disputes divert management’s attention, cause us to incur costs, which in some cases can be significant, and could, under certain circumstances, prevent us from providing, or increase our costs to provide, certain services.

Third parties assert intellectual property infringement claims against us from time to time. While we believe that our services, processes and operations do not infringe in any material respect upon proprietary rights of other parties and that meritorious defenses would be available with respect to any assertions to the contrary (or would be available with respect to any future assertions to the contrary), our services may be found to infringe on the proprietary rights of others. Any claims that our services processes and operations infringe third parties’ rights, regardless of their merit or final resolution, are costly to investigate and to defend against and would divert the efforts and attention of our management and technical personnel from our day-to-day operations and the advancement of our strategic objectives and could have a material adverse impact on our results of operations. Intellectual property disputes involve complex technical issues and the inherent uncertainties in intellectual property litigation. If any such proceedings against us result in an adverse outcome, or if we otherwise elect to seek a resolution short of a final adjudication, we could be required, among other things, to pay substantial damages, to cease providing certain services if no license could be obtained on commercially reasonable terms, or pay significant license fees, any of which could have a material adverse effect on our results of operation.

We may fail to adequately protect customer data.

Some of our offerings involve the storage and transmission of proprietary information and sensitive or confidential customer data, including limited customer portfolio information. Misappropriation of customer data by an employee or an external third party, via cyber attack or other methods, could occur and may result in claims against us and liability for customer losses resulting from such misappropriation. Regardless of their merit or final resolution, allegations of misappropriation would be costly to investigate and to defend against and would divert the efforts and attention of our management and technical personnel from our day-to-day operations and the advancement of our strategic objectives. Any such occurrence or allegation of occurrence could result in the loss of existing or potential customers, damage to our brand and reputation, impact our ability to compete and could have a material adverse effect on our results of operation.

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

Our business strategy and priorities involve improving our cost structure and driving efficiencies. While we have implemented and will continue to implement programs related to this strategy, we may not be able to do so successfully and we may not fully realize the projected benefits of these or any other cost-saving plans that we may seek to implement in the future. If we are unable to realize these anticipated cost reductions, our results of operation may be adversely affected. Moreover, our continued implementation of cost-saving plans and facilities integration may disrupt our operations and adversely impact our profitability. While we expect our cost-saving initiatives to result in significant cost savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we may not realize these cost savings. The failure to achieve our estimated cost savings would constrain our ability to increase the profitability of our business.

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

Our stockholder controls us and our stockholder may have conflicts of interest with us or holders of our debt in the future.

The Sponsors, and a co-investment vehicle controlled by the Sponsors, indirectly own, through their ownership in our parent companies, approximately 96% of our capital stock. In addition, pursuant to a stockholder’s agreement by and among us, our parent companies, the Sponsors, and the co-investment vehicle controlled by the Sponsors, the Sponsors have the right to designate a majority of the members of our board of directors and the boards of directors of our parent companies. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or stockholders of us or any of the parent companies, regardless of whether such transaction may be in the best interests of the holders of our Senior Notes. For example, the Sponsors could cause us to (i) make acquisitions that increase the amount of indebtedness that is secured by our assets or (ii) sell some of our assets. These or other actions implemented by the Sponsors could impair our ability to make payments under our Senior Secured Credit Facilities or the Senior Notes. Additionally, the Sponsors are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities of businesses in our market space and, as a result, those acquisition opportunities may not be available to us. So long as investment funds affiliated with, and the co-investment vehicle controlled by, the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own no real estate but lease the following principal facilities for use as corporate headquarters, sales offices and data centers:

Location	Unit/Segment^	Square Feet	2014 Annual Rental Rate	Expiration Date(#)
Bedford, MA	PRD and Corporate	103,716	$2,601,000	June 2016
Boxborough, MA	PRD, Trading Solutions and Corporate	100,226	777,000	September 2018
Channel Islands, UK	PRD	2,301	91,000	December 2018

Location	Unit/Segment^	Square Feet	2014 Annual Rental Rate	Expiration Date(#)
Cheltenham, UK	Trading Solutions	3,500	38,000	May 2016
Chicago, IL	PRD and Trading Solutions	17,075	429,000	September 2021
Cologne, Germany	Trading Solutions	9,182	220,000	December 2016
Dublin, Ireland	PRD	8,756	134,000	July 2023
Frankfurt, Germany	PRD and Trading Solutions	79,388	2,441,000	December 2016
Hayward, CA	Trading Solutions	50,298	797,000	June 2016
Hong Kong	PRD and Trading Solutions	7,898	495,000	June 2017
Lombard, IL	Trading Solutions	7,284	41,000	May 2014
London, UK	PRD and Trading Solutions	68,943	3,728,000	April 2025
Luxembourg	PRD	3,368	189,000	December 2015
Madrid, Spain*	Trading Solutions	3,315	2,000	January 2014
Melbourne, Australia	PRD and Trading Solutions	4,828	154,000	November 2015
Melbourne, Australia	PRD and Trading Solutions	3,305	120,000	October 2015
Milan, Italy	Trading Solutions	2,799	94,000	December 2015
Minneapolis, MN	Trading Solutions	6,741	67,000	May 2016
New York, NY	PRD and Trading Solutions	66,986	2,478,000	December 2015
New York, NY	PRD and Corporate	64,529	2,725,000	November 2024
Paris, France	PRD and Trading Solutions	2,670	191,000	December 2014
Parsippany, NJ	Corporate	2,584	59,000	February 2016
Rome, Italy	PRD	8,396	276,000	February 2024
Santa Monica, CA	PRD	22,877	850,000	November 2017
Singapore	Trading Solutions	2,530	221,000	October 2015
Tokyo, Japan	PRD and Trading Solutions	5,978	299,000	September 2014
White Plains, NY	Trading Solutions	46,000	1,258,000	October 2019
Zurich, Switzerland	Trading Solutions	3,305	200,000	June 2015

^	PRD refers to the businesses in our Pricing and Reference Data reportable segment.
#	Some of our leases have terms that allow breakage prior to the lease expiration date; however, as we currently do not intend to terminate any of our leases under these terms, the actual lease expiration date is reflected herein.
*	The Madrid lease that expired in January 2014 is currently being renegotiated with the landlord and, pursuant to the terms of the expiring lease, the terms of the expiring lease will remain in place until a new agreement is executed.

We have excluded leased properties with less than 1,500 square feet and we have excluded our Boston leased property which is currently under a sublease with a term expiring December 2016, and currently not used by any of our operations. We believe our facilities are in good condition, and are suitable and adequate for our current and currently planned operations. If we are unable to renew any of the leases that are due to expire in 2014, we believe that suitable replacement properties are available on commercially reasonable terms.

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

We are a privately held company with no established public trading market for our common stock. As of March 7, 2014, we had one record holder of our common stock, Igloo Intermediate Corporation; Igloo Intermediate Corporation had one holder of its common stock, Igloo Holdings Corporation; Igloo Holdings Corporation had nineteen (19) stockholders of record of its common stock. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of Igloo Holdings Corporation’s common stock.

Stockholder

As of March 7, 2014, there were 10 outstanding shares of our common stock held by one stockholder of record.

Dividends

The Senior Secured Credit Facilities and the indenture governing our Senior Notes contain covenants limiting our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Igloo Dividends

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

In the year ended December 31, 2013, we paid two dividends in the amounts of $14.3 million and $14.4 million, respectively, to Intermediate, which in turn paid dividends in the same amounts to Holdings. Holdings used these dividends to service Holdings’ June 15 and December 15 interest payments related to the Toggle Notes. Each of these 2013 cash dividends to Holdings were accounted for in our Consolidated Financial Statements as a dividend to our parent company. For further information see Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the “Igloo Holdings Senior PIK Toggle Notes Due 2017” section below.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the periods from January 1, 2010 through July 29, 2010 and from July 30, 2010 through December 31, 2010 and the fiscal year ended December 31, 2009, and the selected consolidated balance sheet data as of December 31, 2010, and 2009 have been derived from other audited consolidated financial statements not included herein. The year ended December 31, 2009 and the period from January 1, 2010 through July 29, 2010 are considered the “Predecessor” periods, as they are the periods prior to the Merger and the period from July 30 to December 31, 2010 and the years ended December 31, 2011, December 31, 2012, and December 31, 2013 all of which are subsequent to the Merger are considered the “Successor” periods. The selected financial data below also includes the sum of the results of the 2010 Predecessor and Successor periods on a combined basis, referred to as Combined 2010. This combined presentation is not in accordance with accounting principles generally accepted in the United States (“GAAP”). Due to purchase accounting adjustments, Combined 2010 results may not be strictly comparable to 2011, 2012 or 2013 results; however, we believe that presentation and discussion of Combined 2010 results is meaningful to investors as it enables a reasonable comparison to the comparable years ended December 31, 2011, 2012 and 2013.

	Successor					Predecessor
(In thousands, except per share amounts)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Combined 2010 (Non- GAAP)	Period from July 30 through December 31, 2010	Period from January 1 through July 29, 2010	2009 (1)
Revenue	$905,113	$880,161	$867,723	$796,645	$342,101	$454,544	$757,218
Income (loss) from operations	175,988	131,851	101,718	(7,092)	(46,571)	39,479	207,749
Net income (loss) attributable to Interactive Data Corporation	33,506	1,017	(29,316)	(71,789)	(94,263)	22,474	141,234
Net income per common share
Basic	N/A	N/A	N/A	N/A	N/A	N/A	1.50
Diluted	N/A	N/A	N/A	N/A	N/A	N/A	1.47
Weighted average common shares
Basic	N/A	N/A	N/A	N/A	N/A	N/A	94,001
Diluted	N/A	N/A	N/A	N/A	N/A	N/A	96,200
Cash dividends declared per common share	N/A	N/A	N/A	N/A	N/A	$0.20	$0.60

	Successor				Predecessor
(In thousands)	2013	2012	2011	2010	2009
Total assets	$3,968,358	$3,962,308	$4,093,671	$4,133,877	$1,281,171
Borrowings, net of current portion and original issue discount	1,940,150	1,941,887	1,929,784	1,959,365	—
Stockholder’s equity (Interactive Data Corporation)	1,178,906	1,163,867	1,219,905	1,252,471	1,082,106

We recorded a $10.9 million out-of-period accounting adjustment in the second quarter of 2009 related to the write-down of certain assets and the accrual of certain liabilities associated with our European real-time market data services operation. Our European real-time market data services operation represented approximately five percent of our total revenue in 2008. The out-of-period accounting adjustment decreased second quarter 2009 revenue by $2.3 million, increased second quarter 2009 cost of services expense by $7.5 million, most of which related to data acquisition expenses, and increased second quarter 2009 selling, general and administrative expenses by $1.1 million which was mainly associated with sales commissions, commissions paid to third parties, and premises costs. The revenue and expenses associated with this out-of-period adjustment were not properly recorded in prior periods, primarily in 2008 and the first quarter of 2009. This matter has not had a significant impact on our ongoing operations. All expenses related to this out-of-period accounting adjustment have been paid, and our relationships with our customers and business partners have been unaffected. We recorded the out-of-period accounting adjustment after various management reviews were conducted following the departure of an accountant within the European real-time market data services operation. Based on management’s review, we concluded that this former employee incorrectly recorded certain journal entries and that these errors were limited to the European real-time market data services operation. We took action to enhance the control structure including the clarification and centralization of the financial reporting lines within our various business units, and the recruitment of additional senior-level financial management and staff to our finance team.

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

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”. Dollar amounts presented in the tables in this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including footnotes to the tables, are shown in thousands, except per share data.

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

This MD&A excludes the accounts of Intermediate and Holdings and reflects only our accounts, as the surviving corporation following the Merger. Refer to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K are presented for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.

Our financial reporting is currently based on two reportable operating segments: Pricing and Reference Data, and Trading Solutions. The Pricing and Reference Data segment represents our evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents our real-time data feeds, trading infrastructure managed services, hosted web applications and workstations. Please refer to Note 12 “Segment Information” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Pricing and Reference Data

Our Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, our offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) evaluated pricing services, which are daily opinions of value, on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments; 2) reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of investment risk and return. This segment accounted for $639.6 million, or 70.7%, of our revenue for the year ended December 31, 2013.

Trading Solutions

Our Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds, proprietary trading firms and VARs in order to facilitate and support low latency electronic trading across a range of asset classes as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that facilitate access to market data and related analytics and tools for financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. This segment accounted for $265.5 million, or 29.3%, of our revenue for the year ended December 31, 2013.

Business and Market Trends

The global financial markets have experienced extreme volatility and disruption in recent years. As a result, financial institutions globally have acted to control or reduce operational spending. Nevertheless, during this time, we have maintained positive overall revenue growth, although certain of our business areas have experienced declining revenue.

We expect that uncertainty with respect to spending on financial information and related services will persist into 2014. While in some areas the anticipated impact of current trends may lead to reduced demand for market data and related services, we believe overall spending on financial information services will grow modestly over the next several years. At this time, however, it remains unclear which segments of the financial market data industry will be most impacted by the current market and regulatory environment and the continued focus on controlling or reducing spending.

We believe that the following trends will influence the growth of the financial information services industry in general and certain of our offerings in particular.

•	Increased regulation, continued changes to accounting standards and growing emphasis on risk management within financial services: We believe that increased regulation, and greater oversight and scrutiny by regulators worldwide, combined with potentially greater use of fair value accounting standards globally and an intensifying focus on risk management and transparency, will increase demand for our Pricing and Reference Data offerings and analytical decision-support tools. However, it is unclear at this time how and to what degree these trends will impact our business.

•	Increased focus on cost containment and operational efficiency: In recent years, a number of large financial institutions took actions to downsize their organizations and reduce or contain spending. Related to this, there has been and continues to be an industry trend for financial institutions to outsource various financial market data applications and services. In addition to outsourcing specific applications, many North American financial institutions outsource their back-office operations to service bureaus and custodian banks. The cost containment and outsourcing trends, individually or in combination with each other, may impact our business either positively through increased adoption of our products and services as customers seek to consolidate their spending with us or outsource certain operations by leveraging our services; or adversely through longer sales cycles, increased cancellations, service downgrades, reductions in the growth of usage-related revenue, and increased pricing pressure.

•	Growth in global assets under management: Over the past several years, global assets under management have increased largely due to rising net flow of investment and strong performance in major equity and fixed income markets. Periods of high fund flows and strong market performance typically lead to the creation of new funds and new firms to manage investment demand while low fund flows, poor market performance and net redemptions often result in a reduction in the number of funds and firms that manage investment assets. Although our revenue is not directly linked to assets under management, these trends help highlight the overall health of the global financial markets and the financial health of the participants in those markets. As a result, these trends can be indicative of a firm’s overall capacity to purchase market data and related solutions.

•	Continued innovation in electronic trading systems: Financial institutions are increasingly deploying automated algorithmic and electronic trading applications to more efficiently execute their trading strategies. These applications require connectivity to stock exchanges and trading venues with minimal latency. We believe we are well positioned to assist financial institutions seeking to outsource their connectivity and related infrastructure in support of their low latency electronic trading applications. In addition, the trend toward algorithmic and other electronic trading programs is contributing to significant growth in market data volumes, thereby requiring both market data suppliers like ourselves and financial institutions to increase network capacity to address these volume issues.

•	Consolidation within and across the financial services industry: Over the past decade, there have been a considerable number of merger and acquisition (“M&A”) transactions involving financial institutions of varying sizes. The merger of two or more financial institutions can often lead to the elimination of redundant data sources. Our experience is that the integration of two or more financial institutions that merge may take up to two or more years, and can present us with both opportunity and risk for our future revenue as a result. The opportunity is that we may gain a larger customer that may seek to spend more with us across their consolidated operations. The risk is that we may lose revenue if the combined entity either elects to consolidate data services with another vendor or eliminates data sourcing that is redundant. We deliver market data services to a number of customers involved in recent M&A activity. It remains unclear how our customers’ recent M&A activity will affect their near and long-term spending on our offerings. M&A activity within the financial services industry may adversely impact our future revenue.

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

•	Recent and anticipated innovation in structuring financial instruments: The complexity of financial instruments escalated during the past decade, although new issuances of certain asset classes slowed significantly in the wake of the recent financial crisis. We believe that there will be continued innovation in the types of financial instruments being issued and we expect that this will provide us with additional growth opportunities. Determining the fair value of highly complex instruments that trade infrequently, if at all, in secondary markets requires specialized expertise, and the firms trading these instruments often seek to obtain data and services from independent third-party providers like ourselves to assist them in their valuation of these instruments. Although new issuance of certain complex fixed income financial instruments has recovered, it is unclear whether such recovery is sustainable should interest rates rise or new regulations be implemented that would curb demand for these instruments.

Our Pricing and Reference Data segment continued to grow throughout 2013 primarily due to expansion within our evaluated pricing and reference data product areas in North America. Key drivers within these product areas were strong revenue retention rates; increased demand from existing customers and, to a lesser extent, new customers that have resulted in new subscriptions, modestly higher usage revenue related to the addition of new end-user customers through our VAR channel, new fund launches, support of evolving investment strategies and other activities that require new data sets or data for an increased number of securities; certain one-time sales related to specific content sets and/or the evolving use of data to support a broader set of business activities; and the effect of annual price increases. Maintaining existing business and closing new sales are dependent on our ability to meet the current and evolving needs of our customers, particularly as regulatory changes occur and as financial instruments become more numerous.

We have historically achieved high revenue retention rates within our Pricing and Reference Data segment due primarily to the strength of our offerings, the way in which our services often support workflow-centric applications, as well our responsive account management and support. We measure revenue retention rates for this segment by using the following formula: we divide the dollar magnitude of cancellations (including service downgrades and renegotiations) we received during the prior 12 months by the annualized quarterly revenue entering that same 12-month period. We then subtract this percentage from 100% to derive the annualized quarterly revenue retention rate. Our annualized quarterly revenue retention rate for our Pricing and Reference Data segment has averaged approximately 94% since 2007, and it was approximately 94% as of December 31, 2013 and 2012. We have revised our calculation for all periods presented to now include service downgrades and renegotiations. The timing and magnitude of cancellations (including service downgrades and renegotiations) have the potential to distort annualized revenue retention rates in any segment or product area for any given period.

The revenue performance within our Trading Solutions segment in recent years has been impacted by challenging market conditions, which have continued to affect the segment’s new sales and cancellation levels to varying degrees across both product areas. During 2013, we have experienced extended sales cycles, particularly for larger, more strategic engagements, while cancellations have increased in certain product areas, such as hosted web applications, due in part to cost pressures facing certain clients resulting in the business being shifted to lower priced alternatives or a decision to host the web application internally. In our workstations product area, our success in expanding the subscriber base for our workstations in the North American wealth management sector in recent quarters has helped to offset challenges in retaining subscribers for our workstations targeting the active trader segment. Growth in our Trading Solutions segment is dependent, in large part, on a combination of the following: increasing real-time feeds sales, driving continued adoption of our trading infrastructure managed services, expanding our presence in the wealth management sector, attracting new subscribers for our active trader, and energy and commodity workstations, and strengthening overall customer retention.

Within our Trading Solutions segment, we report the total number of global subscribers across our range of workstations. As of December 31, 2013, our workstations and related services supported approximately 81,700 total subscribers worldwide, compared with approximately 81,000 total subscribers as of December 31, 2012. Please note that the total number of subscribers now includes certain subscribers who use modified versions of our workstations that offer fewer features and limited content (these subscribers had not been included in prior quarterly or annual filings during 2011 or 2012). The total number of subscribers as of December 31, 2012 was updated so as to be comparable to December 31, 2013. Period-to-period changes in the total number of global subscribers, as well as shifts in the mix of subscribers by service type can also impact future revenue.

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

Results of Operations

Selected Financial Data

			Year Ended December 31, 2011	% Change
(audited, in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012		2013 vs. 2012	2012 vs. 2011
REVENUE	$905,113	$880,161	$867,723	2.8%	1.4%
COSTS AND EXPENSES:
Cost of services	297,423	292,378	293,472	1.7%	(0.4)%
Selling, general and administrative	272,289	276,436	258,065	(1.5)%	7.1%
Depreciation	42,537	41,456	39,391	2.6%	5.2%
Amortization	116,876	138,040	175,077	(15.3)%	(21.2)%

Total costs and expenses	729,125	748,310	766,005	(2.6)%	(2.3)%

INCOME FROM OPERATIONS	175,988	131,851	101,718	33.5%	29.6%
Interest expense, net	(137,628)	(149,526)	(157,120)	(8.0)%	(4.8)%
Other income (expense), net	347	824	(3,719)	(57.8)%	(122.2)%
Loss on extinguishment of debt	(10,213)	—	(25,450)	100.0%	(100.0)%

INCOME (LOSS) BEFORE INCOME TAXES	28,494	(16,851)	(84,571)	(269.1)%	(80.1)%
Income tax benefit	(5,012)	(17,868)	(55,255)	(71.9)%	(67.7)%

NET INCOME (LOSS)	$33,506	$1,017	$(29,316)	3,194.6%	(103.5)%

Impact of Foreign Exchange

On a quarterly and annual basis, we calculate the impact of the change in foreign exchange rates between the current reporting period and the respective prior year reporting period. We provide the U.S. dollar impact resulting from the change in foreign exchange rates on current period revenue, cost of services, selling, general and administrative, depreciation, and amortization expenses. We calculate this impact by comparing the average foreign exchange rates for each operating currency for the current reporting period to the average foreign exchange rates for such operating currency for the respective year-ago reporting period. Additionally, when determining our growth rate, we use constant foreign exchange rates in order to view business results without the impact of changing foreign exchange rates. Foreign currency fluctuations are outside our control and the impact on results of operations of currency fluctuations may not be indicative of the underlying performance of the business. Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant foreign exchange rates will be higher or lower than growth reported at actual exchange rates. In 2013, the value of the U.S. Dollar generally strengthened against the Euro and the British Pound.

This presentation using constant foreign exchange rates is considered a Non-GAAP measure; however, management believes that providing this information to investors facilitates period-to-period comparisons of our underlying business and results of operations.

2013 VERSUS 2012

Revenue

(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Revenue (Non- GAAP)	2013 Adjusted Revenue (Non- GAAP) % Change
Pricing and Reference Data	$639,631	$612,422	4.4%	$3,889	$643,520	5.1%

Trading Solutions:
Real-Time Feeds and Trading Infrastructure	$112,843	$110,305	2.3%	$1,446	$114,289	3.6%
Hosted Web Applications and Workstations	$152,639	$157,434	(3.0)%	$(949)	$151,690	(3.6)%

Total Trading Solutions	$265,482	$267,739	(0.8)%	$497	$265,979	(0.7)%

TOTAL REVENUE	$905,113	$880,161	2.8%	$4,386	$909,499	3.3%

Total revenue for the year ended December 31, 2013 increased by $25.0 million, or 2.8%, to $905.1 million compared with the year ended December 31, 2012. The change in foreign exchange rates decreased total revenue by $4.4 million in the year ended December 31, 2013. Excluding the impact of foreign exchange, total revenue increased by $29.4 million or 3.3% to $909.5 million. The impact of foreign exchange is primarily related to fluctuations of the U.S. dollar against the British Pound and the Euro.

Pricing and Reference Data

Revenue within the Pricing and Reference Data segment increased by $27.2 million, or 4.4%, to $639.6 million in the year ended December 31, 2013 compared with the year ended December 31, 2012. The change in foreign exchange rates decreased Pricing and Reference Data revenue by $3.9 million in the year ended December 31, 2013. Excluding the impact of foreign exchange, Pricing and Reference Data revenue increased by $31.1 million, or 5.1%, to $643.5 million. This increase primarily reflects growth in our evaluated pricing and reference data services in North America from a combination of steady retention levels, new sales to existing customers and increases in usage revenue primarily from existing customers, one-time sales and the effect of an annual price increase.

Trading Solutions

Revenue within the Trading Solutions segment decreased by $2.3 million, or 0.8%, to $265.5 million in the year ended December 31, 2013 compared with the year ended December 31, 2012. The change in foreign exchange rates decreased Trading Solutions revenue by $0.5 million in the year ended December 31, 2013. Excluding the impact of foreign exchange, Trading Solutions revenue decreased by $1.8 million, or 0.7%, to $266.0 million. Lower revenue in the hosted web applications product area related to a combination of continued new sales softness and higher erosion was mostly offset by modest growth in our trading infrastructure managed services and, to a lesser extent, our real-time feeds product area.

Cost of Services

Cost of services expenses are composed mainly of personnel-related expenses, communication, data acquisition, outside professional services and expenditures associated with software and hardware maintenance agreements.

		For the Year Ended December 31,
(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted COS (Non-GAAP)	Adjusted % Change
COST OF SERVICES	$297,423	$292,378	1.7%	$2,386	$299,809	2.5%

Cost of services expenses increased by $5.0 million, or 1.7%, to $297.4 million during the year ended December 31, 2013 compared with the year ended December 31, 2012. The change in foreign exchange rates decreased cost of services expense by $2.4 million. Excluding the impact of foreign exchange, cost of services expenses increased by $7.4 million, or 2.5%. The increase to expenses in the year ended December 31, 2013 compared with the same period in 2012 is primarily related to (1) an increase of $2.5 million in hardware costs related to 7ticks customer implementations; (2) an increase of $2.5 million in data acquisition expense primarily due to the addition of new data sources and higher license fees; and (3) an increase of $1.4 million in communications expense due to a data center expansion project. These increases were partially offset by a decrease in personnel-related expenses of $1.2 million due to increased capitalization of costs for internal development projects. Cost of services as a percentage of revenue was 32.9% in the year ended December 31, 2013 compared with 33.2% in the year ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed mainly of personnel-related expense, outside professional services, advertising and marketing expenses, occupancy-related expenses, and commissions paid to third parties for distribution of our data to customers.

	For the Year Ended December 31,
(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted SG&A (Non-GAAP)	Adjusted % Change
SELLING, GENERAL AND ADMINISTRATIVE	$272,289	$276,436	(1.5)%	$3,467	$275,756	(0.2)%

During the year ended December 31, 2013, selling, general and administrative expenses decreased by $4.1 million, or 1.5%, to $272.3 million compared with the year ended December 31, 2012. The change in foreign exchange rates decreased selling, general, and administrative expenses by $3.5 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased by $0.7 million or 0.2%. The decrease to expenses in the year ended December 31, 2013 compared with the same period in 2012 is primarily related to (1) receipt of insurance proceeds of $2.9 million in 2013 related to our 2012 claim associated with losses due to the impacts of Hurricane Sandy; (2) a $1.5 million decrease due to reduced franchise taxes; (3) a $1.3 million decrease in transactional foreign exchange losses on operating activities; (4) a $1.0 million decrease in advertising and marketing expense related to lower media advertising costs; and (5) a $1.0 million decrease in other professional services due in part to fewer tax and special projects in 2013 as compared to 2012.

These decreases were partially offset by an increase in personnel-related expenses of $3.8 million resulting from an increase in salaries, sales commissions, incentive compensation and related fringe costs totaling approximately $13.9 million in 2013 being mostly offset by a $10.1 million decrease in stock-based compensation expense in 2013. The decrease in stock-based compensation expense in 2013 is attributed to lower stock based compensation costs being incurred in 2013 related to cash distributions paid to employees as a result of the December 2012 Holdings recapitalization transaction. Selling, general, and administrative expenses as a percentage of revenue was 30.1% in the year ended December 31, 2013, compared with 31.4% for the year ended December 31, 2012. For further information regarding the recapitalization transaction, see the heading “Holdings 2012 Recapitalization” Note 6 “Stock-based Compensation” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Depreciation

	For the Year Ended December 31,
(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Depreciation (Non-GAAP)	Adjusted % Change
DEPRECIATION	$42,537	$41,456	2.6%	$524	$43,061	3.9%

During the year ended December 31, 2013, depreciation expense increased by $1.1 million, or 2.6%, to $42.5 million compared with the year ended December 31, 2012. The change in foreign exchange rates decreased depreciation expense by $0.5 million. Excluding the impact of foreign exchange, depreciation expense increased by $1.6 million, or 3.9%. The increase is primarily related to an approximately $0.8 million increase due to the additional depreciation expense recognized on internal development projects placed in service late in 2012 and during the year ended December 31, 2013.

In addition, in the fourth quarter of 2012, we adjusted the estimated useful lives of certain information technology assets with a cost basis of approximately $10.9 million to reflect shorter estimated useful lives, resulting from a review of in process information technology initiatives. This change in accounting estimate resulted in accelerated depreciation on these assets from October 1, 2012 through the end of their estimated useful lives determined to be December 31, 2013. The impact on our full year 2013 and 2012 results were increases in depreciation expense of approximately $2.5 million and $0.8 million, respectively. In May 2013, continued review of our information technology initiatives resulted in an extension of the estimated useful lives of these identified assets from December 31, 2013 to December 31, 2014. This change in accounting estimate resulted in a decrease in depreciation expense of $2.5 million for the year ended December 31, 2013. Therefore, the net impact for the year ended December 31, 2013 of these 2012 and 2013 changes in useful lives was inconsequential. In December 2013, we determined that scope changes to our information technology initiatives would further extend a portion of the estimated useful lives of the identified assets to December 31, 2015. The scope changes were identified in December 2013 and it was determined that any impact from extending the estimated useful lives would have been immaterial on our 2013 consolidated financial statements taken as a whole. Therefore, the adjustment to the estimated useful lives resulting from the identified scope changes will be accounted for as a change in accounting estimate commencing in 2014.

Amortization

	For the Year Ended December 31,
(In thousands)	2013	2012	% Change	2013 Foreign Exchange	2013 Adjusted Amortization (Non-GAAP)	Adjusted % Change
AMORTIZATION	$116,876	$138,040	(15.3)%	$692	$117,568	(14.8)%

During the year ended December 31, 2013, amortization expense decreased by $21.2 million, or 15.3%, to $116.9 million compared with the year ended December 31, 2012. The change in foreign exchange rates decreased amortization expense by $0.7 million. Excluding the impact of foreign exchange, amortization expense decreased by $20.5 million, or 14.8%. The decrease in amortization is the result of the following factors: (1) a $11.0 million decrease from the impact of assets that are being amortized using the economic benefit method nearing the end of their useful lives, and consequently having lower amortization rates than in the prior year; (2) a $8.7 million decrease due to the change in the estimated useful lives of completed technologies related to our in-process development initiatives; and (3) a $0.8 million decrease due to assets that had become fully amortized during 2013 and therefore include a full year of amortization in the year ended December 31, 2012, but less amortization for the year ended December 31, 2013. For further information on the extension of the useful lives refer to Note 4 “Intangible Assets and Goodwill” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest Expense

Net interest expense was $137.6 million for the year ended December 31, 2013 compared with $149.5 million for the year ended December 31, 2012. The year-over-year difference results from lower interest expense as a result of (1) a decrease in the applicable Term Loan interest rate following the refinancing of our Term Loan that occurred in February 2013, with the lower rate realized for eleven months of the year ended December 31, 2013 and not during the same period in 2012; and (2) a decrease due to the write-off of a portion of the Term Loan original issue discount and deferred financing costs related to the debt extinguishment in connection with the February 2013 refinancing. This write-off was reflected as part of the loss on extinguishment of debt in the year ended December 31, 2013 instead of as a component of interest expense. For further information on our Term Loan Facility, see Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10.2 million was realized during year ended December 31, 2013, with no such activity in the year ended December 31, 2012. The loss on extinguishment related to the February 2013 refinancing of our Term Loan. The loss on extinguishment included the write-off of $3.6 million of unamortized debt financing costs, $3.9 million of unamortized original issue discount and $2.7 million of direct issuance costs incurred to complete the February 2013 refinancing.

Income Taxes

For the year ended December 31, 2013, our effective tax rate was a 17.6% benefit, as compared with a 106.0% benefit for the year ended December 31, 2012. For the year ended December 31, 2013, we recorded an income tax benefit of $5.0 million, compared with a benefit of $17.9 million for the year ended December 31, 2012.

For the year ended December 31, 2013, our effective tax rate before discrete items was a 19.9% expense, as compared with a benefit of 54.3% for the year ended December 31, 2012. The change in our effective tax rate before discrete items is primarily due to a shift in pre-tax income from our foreign subsidiaries to the U.S. during 2013 that is taxed at a higher federal and state tax rate, reduced in part by increased U.S. research and development credits when compared with 2012. In 2012 there was no benefit recorded for the research credit which was extended by the American Taxpayer Relief Act of 2012 (ATRA”) enacted on January 3, 2013.

The year ended December 31, 2013 included a discrete benefit of $10.7 million. The discrete benefit was primarily attributable to a reduction of the U.K. tax rate enacted in July 2013 by Her Majesty’s Revenue and Customs (“HMRC”) which resulted in a $7.8 million benefit during the year. The discrete benefit also included a benefit for the 2012 U.S. Research and Development Credit which was extended by The American Taxpayer Relief Act of 2012 (“ATRA”) enacted on January 3, 2013, and the release of tax reserves, being partially offset by tax provision to tax return adjustments with respect to filing of prior year’s returns in U.S. and foreign jurisdictions and an interest expense charge on tax reserves for unrecognized tax benefits. The year ended December 31, 2012 included a discrete benefit of $8.7 million, primarily related to tax rate changes in foreign jurisdictions, and tax provision to return adjustments.

As of December 31, 2013, we had approximately $12.2 million of net unrecognized tax benefits ($22.7 million on a gross basis) which would affect our effective tax rate if recognized. We believe that it is reasonably possible that approximately $0.2 million of our current remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million were provided in income tax expense for uncertain tax positions for each of the years ended December 31, 2013 and 2012. As of December 31, 2013 and December 31, 2012, gross reserves for interest and penalties were $1.2 million and $1.0 million, respectively.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, we are subject to examination by taxing authorities in various jurisdictions. Our federal tax returns for the tax years 2008 through 2012 are currently under examination by the Internal Revenue Service. Our state tax returns, for certain states, remain subject to examination for tax years 2006 through 2012. We will begin a German audit in 2014 for tax years 2010 through 2012.

We recognize future tax benefits or expenses attributable to our taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to our determination that realization is more likely than not. Based on taxable income projections, we believe that the recorded deferred tax assets will be realized.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2013 and we expect we will maintain such status as it pertains to U.S. Federal taxes through 2014, however we expect that we will be a U.K. cash taxpayer in 2014, based on our results of operations to date and expected results for the remainder of fiscal 2014, including our use of net operating loss carry-forwards in the U.S. and our prepaid tax position in the U.K.

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

Other Consolidated Financial Information

Net interest expense was $149.5 million for the year ended December 31, 2012 compared with net interest expense of $157.1 million for the year ended December 31, 2011. The year-over-year difference results from a decrease in the interest rate on our Term Loan Facility due to the refinancing that occurred in February 2011 having been realized for the full year in 2012 versus 10.5 months in 2011 and an additional 0.25% decrease in our Term Loan Facility interest rate due to our achievement of certain leverage ratios in the second quarter of 2012 having been realized during 2012 and not 2011. Additionally, we recorded a $25.5 million loss on extinguishment of debt related to the refinancing of our Term Loan Facility in the year ended December 31, 2011 that did not recur in 2012. For further information on our Term Loan Facility, see Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other income (expense), net increased by $4.5 million to $0.8 million in the year ended December 31, 2012 from ($3.7) million in the year ended December 31, 2011 primarily related to a $4.0 million increase in the contingent consideration related to our acquisition of 7ticks during the year ended December 31, 2011 that did not recur in 2012, coupled with a reduction in this contingent consideration estimate of $0.4 million in the year ended December 31, 2012. For further information on the contingent consideration related to the acquisition of 7ticks, see Note 14 “Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Income Taxes

We recognized income tax benefits of $17.9 million and $55.3 million, respectively, on losses before income taxes of $16.9 million and ($84.6 million, respectively, for the years ended December 31, 2012 and 2011. Our effective tax rates were 106.0% and 65.3%, respectively, for the years then ended. In the year ended December 31, 2012, our benefit from income generated in foreign jurisdictions was 35.7%.

We recognize net interest and penalties related to uncertain tax positions in income tax expense. Net interest and penalties of $0.1 million and $0.3 million were provided in income tax expense for uncertain tax positions for the years ended December 31, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.0 million were provided at each of the years ended December 31, 2012 and 2011.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

We expect cash generated from our operating activities to continue to serve as our primary source of liquidity for the next several years. As of December 31, 2013, we had cash and cash equivalents of $356.7 million, short-term investments of $3.4 million and had $159.4 million available under our Revolving Credit Facility. Our cash needs arise from our debt obligations, the purchase of equipment, our intention to pay dividends to our parent companies, improvements of facilities (including investments in our underlying infrastructure to increase the efficiency and capacity of business operations as well as the technology platforms that support our services such as our data centers and ticker plants), working capital requirements and certain acquisitions. Management believes our future uses of cash and cash equivalents will remain largely consistent and that our cash and cash equivalents, combined with expected cash flows generated by operating activities, will be sufficient to meet our operating cash needs for the next several years.

Debt Servicing

In connection with the Merger, we incurred indebtedness totaling $2.0 billion. Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the discussion below in the Debt related to the Merger section provide additional information regarding our debt obligations.

The following table shows our level of indebtedness and certain other information as of December 31, 2013:

(in thousands)	As of December 31, 2013
Revolving Credit Facility(1)	$—
Term Loan Facility(2)	1,295,214
Senior Notes(3)	700,000

Total indebtedness	$1,995,214

(1)	Our Revolving Credit Facility, which matures July 2015, provides for borrowing up to $160.0 million aggregate principal amount (without giving effect to $0.6 million of letters of credit that were outstanding as of December 31, 2013).
(2)	In February 2013, we refinanced our Term Loan Facility resulting in a decrease of the applicable margin to (i) 1.75% with respect to term loans bearing interest at ABR (with a minimum ABR “floor” of 2.00%) and (ii) 2.75% with respect to term loans bearing interest at LIBOR (with a minimum LIBOR “floor” of 1.00%). Based upon these changes, our interest rate on our Term Loan Facility is currently 3.75%. Upon consummation of the refinancing, our outstanding principal on our Term Loan Facility was increased from $1.303 billion to $1.305 billion. The maturity date of February 11, 2018 was not changed as part of the refinancing.
(3)	Our Senior Notes have a maturity date of August 1, 2018.

Foreign Subsidiaries

Of our $356.7 million of cash and cash equivalents at December 31, 2013, $188.8 million, or 52.9%, is held by our foreign subsidiaries with the U.K. holding the largest share ($111.9 million). Due to statutory limitations imposed by local governments, portions of our cash and cash equivalents held at our foreign subsidiaries are not available for repatriation. We believe that the cash generated from our U.S. operations and funds available under our revolving credit facility will be sufficient to support the liquidity needs of our U.S. based operations; therefore it is our current practice and intent to permanently reinvest our foreign cash and cash equivalents outside the U.S. If the facts and circumstances changed, and we concluded these funds would be needed to support the liquidity needs of our U.S. based operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. For further information see Note 9 “Income Taxes” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flow provided by (used in):
Operating activities	$226,232	$174,021	$188,387
Investing activities	(59,845)	(84,733)	(50,207)
Financing activities	(34,320)	(129,662)	2,705
Effect of exchange rates on cash balances	69	2,819	(2,437)

Net increase (decrease) in cash and cash equivalents	$132,136	$(37,555)	$138,448

Operating Activities

When compared with the year ended December 31, 2012, net cash provided by operating activities increased by $52.2 million, or 30.0%, to $226.2 million in the year ended December 31, 2013. The largest contributor to the increase in operating cash flows was a $24.4 million increase in customer receipts in the year-ended December 31, 2013 when compared with 2012. Other items contributing to the increase in operating cash flow in 2013 are: (1) a $9.6 million increase in cash flows due to decreased incentive compensation payments made in 2013 when compared with 2012; (2) a $8.9 million increase in operating cash flows related to decreased cash interest payments in 2013, due to our 2013 Term Loan refinancing resulting in a lower interest rate for 10.5 months of 2013;(3) an increase of $1.9 million due to decreased cash distributions to option holders occurring in 2013; (4) an increase of $1.1 million due to reduced cash severance payments in 2013 and (5) a $1.0 million increase as a result of insurance proceeds received in the year ended December 31, 2013 related to the Hurricane Sandy claims made in 2012.

These increases in our operating cash flows were partially offset by a decrease in cash flows of $7.1 million due to lease incentives received in the year ended December 31, 2012 for which similar incentives were not received in the year ended December 31, 2013. The remaining change of $12.4 million is due to higher cash generation driven by a net decrease in other non-cash working capital accounts.

We were not a U.S. Federal or U.K. cash taxpayer for the year ended December 31, 2013 and we expect we will maintain such status for the U.S. through 2014, based on our results of operations to date and expected results for fiscal 2014, including our use of net operating loss carry-forwards in the U.S. We anticipate we will begin paying taxes in the U.K. during 2014.

Investing Activities

When compared with the year ended December 31, 2012, net cash used in investing activities decreased by $24.9 million, or 29.4%, to $59.8 million in the year ended December 31, 2013. This decrease is primarily due to (1) the purchase of only $3.3 million in short-term investments in the year ended December 31, 2013 as compared to purchases of $23.5 million in short-term investments in the year ended December 31, 2012; (2) proceeds from maturities and sales of short-term investments of $22.9 million in the year ended December 31, 2013 compared to proceeds of only $0.3 million in the year ended December 31, 2012; and (3) the receipt of $2.5 million of insurance settlement proceeds in the year ended December 31, 2013 related to our 2012 claim associated with property and equipment that was damaged due to the impacts of Hurricane Sandy. This decrease is partially offset by an increase in purchases of property and equipment of $20.4 million, of which $18.2 million related to technical infrastructure initiatives in the year ended December 31, 2013 when compared to the year ended December 31, 2012.

Financing Activities

When compared with the year ended December 31, 2012, net cash used in financing activities decreased by $95.3 million, or 73.5%, to $34.3 million in the year ended December 31, 2013. The decrease is primarily due to lower dividend payments ($28.7 million of dividend payments to Intermediate, which in turn paid the amounts to Holdings in the year ended December 31, 2013 as compared to a $100.0 million dividend paid to Intermediate (which again then paid the $100.0 million dividend to Holdings) in the year ended December 31, 2012) and a $22.2 million reduction in Term Loan principal payments in the year ended December 31, 2013 as compared to those made in the year ended December 31, 2012.

There was one Term Loan principal payment of $3.7 million made in the first quarter of 2013 which was the annual excess cash flow mandatory prepayment (“ECF”) payment related to 2012, and the first two quarterly Term Loan principal installments of $2.9 million and $3.3 million were made in the third and fourth quarters of 2013. Comparatively, in the first quarter of 2012, the ECF payment related to 2011 was $32.3 million, and no other principal installments were made. Our 2013 ECF payment was less than our 2012 payment due to: (1) our achievement of certain leverage ratios in 2013 reduced the percentage of ECF we were required to offer (from 50% to 25% of ECF) coupled with (2) a higher percentage of ECF payment refusals in 2013 ($16.6 million of refusals related to the $20.3 million 2012 ECF payment, as compared to $14.3 million of refusals related to the $43.0 million 2011 ECF payment).

The various covenants of our debt agreements, including our Senior Secured Credit Facilities and the indenture governing the Senior Notes, restrict our ability to pay dividends. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial conditions, capital requirements, any contractual restrictions and any other considerations our Board deems relevant. Furthermore, if the payment of a dividend would cause us to exceed the permitted dividend or the restricted payment limitations of our debt agreements, the dividend would require the consent of our secured credit facility lenders or the holders of our Senior Notes, as applicable.

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

In the year ended December 31, 2013, we paid two cash dividends in the amounts of $14.3 million and $14.4 million, respectively, to Intermediate, which in turn paid the amounts via a dividend to Holdings, to enable Holdings to service the June 15 and December 15 Toggle Notes interest payments. Each of these 2013 cash dividends to Intermediate were accounted for in our Consolidated Financial Statements as a dividend to our parent company. Withstanding any limitations placed upon us by our covenants, we expect to pay Holdings, via dividends through Intermediate, the funds required to service the Toggle Notes on at least a semi-annual basis. Refer to the Holdings Senior PIK Toggle Notes Due 2017 section below for further information on the Toggle Notes.

Debt

Senior Secured Credit Facilities

On February 6, 2013, we completed a refinancing of our Senior Secured Credit Facilities through a second amendment to the credit agreement (the “Amendment”). The Amendment provides for, among other things, the following:

•	a reduction of the LIBOR borrowing rate from LIBOR plus 3.25% to LIBOR plus 2.75%;

•	a reduction of the LIBOR floor from 1.25% to 1.00%; and

•	an extension of the commencement date for amortization payments on the Term Loan Facility to June 30, 2013 (not giving consideration to application of the 2012 ECF payment).

We also have a Revolving Credit Facility (the “Revolving Credit Facility”) in an aggregate principal amount of $160.0 million available in U.S. Dollars, Euros and U.K Pounds with a term of five years expiring July 2015.

Interest Rate and Fees

Borrowings under the Term Loan Facility bear interest at a rate equal to, at our option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the applicable margin is 2.75%. The highest of the three rates in (b) was 5.00% for the quarter ended December 31, 2013. Since the inception of the Term Loan Facility, we have elected the three-month LIBOR rate. At December 31, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus an applicable margin of 2.75%.

In September 2010, we designated as accounting hedges three forward starting interest rate caps related to the Senior Secured Credit Facilities with notional amounts up to $700.0 million declining to $450.0 million over three years, to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 2.00% starting on September 30, 2011 and increasing to 4.00% by September 30, 2014. On September 28, 2012, the notional amount of our interest rate caps was reduced from $700.0 million to $575.0 million and the fixed rate interest rate increased from 2.00% to 2.50%. On March 28, 2013 the fixed interest rate increased from 2.50% to 3.00%. The notional amount was further reduced to $450.0 million on September 30, 2013. The interest rate caps became effective on September 30, 2011; however, because the cap strike price is higher than the 3 month LIBOR at December 31, 2013, there was no impact on the interest rate during the year ended December 31, 2013.

As part of the refinancing of our Term Loan Facility we reevaluated the interest rate cap agreements and determined that the hedging relationship remained highly effective.

In addition to paying interest on outstanding principal amounts, we are required to pay the lenders a commitment fee of 0.75% per annum on the unutilized commitment of the Revolving Credit Facility. The commitment fee percentage may be reduced to 0.50% subject to us reducing our total leverage ratio to 5.0:1.0. As of December 31, 2013, our total leverage ratio was below 5.0:1.0, resulting in a commitment fee percentage of 0.50%.

Refer to Note 15 “Derivatives” and Note 16 “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Installment Payments under the Term Loan Facility

We are required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the original funded principal debt of the Senior Secured Credit Facilities with the balance being payable on the final maturity date. This equates to quarterly principal installments of approximately $3.3 million with the first installment under our refinanced Term Loan due on June 30, 2013. However, during the year ended December 31, 2013, we made a $3.7 million principal payment related to the 2012 ECF payment, which reduced our June 30, 2013 principal payment to zero and our September 30, 2013 principal payment to $2.9 million. We paid our September 30, 2013 and December 31, 2013 principal payments as required and future quarterly installment payments will revert back to $3.3 million unless impacted by future ECF payments.

Prepayments

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow (ECF), (ii) payments related to certain asset sales and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The percentage of ECF we are required to pay is variable depending on our total leverage ratio and is due 90 days after the end of each fiscal year. Because we achieved a total leverage ratio of 4.75:1.0 in the year ended December 31, 2012, the percentage of 2012 ECF we were required to pay as a mandatory prepayment was 25% of ECF. For fiscal 2012, the percentage was 50%. If we achieve a leverage ratio of 4.0:1.0 the percentage is reduced to zero. Accepted ECF payment amounts are offset against future principal payments due on the Term Loan. The amounts determined to be payable as ECF payments at December 31, 2013 and December 31, 2012 were $25.4 million and $20.3 million, respectively, and accordingly these amounts were reflected as current liabilities in our Condensed Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their proportionate share of any ECF payment. In the first quarter of 2013, but after the filing of our Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2012 ECF payment. These refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and reflected as long-term liabilities in our Consolidated Balance Sheet in the first quarter of 2013.

Because we currently cannot reliably estimate or deem probable what portion of the 2013 ECF payment will be refused, we are assuming that 100% of the 2013 ECF payment will be accepted. If 100% is accepted, the 2013 ECF payment will be applied to satisfy all of the scheduled quarterly principal payments on our Term Loan in fiscal 2014 and fiscal 2015 and our next required quarterly principal payment will be due in March 2016.

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

Senior Notes due 2018

On July 29, 2010, we issued $700.0 million of Senior Notes due 2018 bearing annual interest at 10.25% (the “Senior Notes”) of the aggregate principal amount. Interest payments are due semi-annually on February 1 and August 1 of each year until maturity, on August 1, 2018. The first interest payment on the Senior Notes was made on February 1, 2011. During the year ended December 31, 2013, we paid $71.8 million in interest payments related to our Senior Notes representing both of our required payments for the year.

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

Optional Redemption

The Senior Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. Refer to Note 16, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. In addition, upon a change of control, we are required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Future minimum principal payment obligations due per our Senior Secured Credit Facilities and Senior Notes are as follows (in thousands):

Year Ending December 31,	Principal Payments (in thousands)
2014 (a)	$25,356
2015	744
2016	13,050
2017	13,050
2018	1,943,014

Total	$1,995,214

(a)	Pursuant to the terms of our credit agreement, individual lenders may opt to refuse their share of any ECF payment. This balance assumes that there will be no refusals; however, the actual payment may differ from this amount depending on the final decisions of the individual lenders. As discussed above, accepted ECF payments are applied to reduce quarterly installments in reverse order of maturity.

Covenant Compliance

Under the credit agreement and indenture governing the Senior Notes due 2018, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial covenants. There are two principal financial covenants: Total Leverage Ratio and Interest Coverage Ratio. As of December 31, 2013 and 2012, we were in compliance with our covenants.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Covenant EBITDA

Covenant EBITDA (also referred to as Pro Forma adjusted EBITDA) as defined in the credit agreement governing the Senior Secured Credit Facilities and the indenture governing the Senior Notes due 2018 is used to determine our compliance with certain covenants. EBITDA is calculated by adding back to GAAP net (loss) income the following items, interest and other financing costs, net, income taxes, and depreciation and amortization. We also refer to Covenant EBITDA as Pro Forma Adjusted EBITDA (1). Covenant EBITDA is a non-GAAP measure calculated by adding back to EBITDA unusual or non-recurring charges and certain non-cash charges, as well as certain pro forma expected cost savings as permitted under the credit agreement. We believe that presenting Covenant EBITDA is appropriate to provide additional information to investors regarding our compliance with our credit agreement. Any breach of the credit agreement covenants that are based on ratios involving Covenant EBITDA could result in a default under that agreement, and the lenders could elect to declare all amounts borrowed to be due and payable. Any such acceleration would also result in a default under the indenture. Additionally, under the debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Covenant EBITDA.

The calculations of EBITDA and Covenant EBITDA (which are both considered non-GAAP measures) under the credit agreement are as follows:

	Year Ended December 31, ($ in thousands)
	2013	2012	2011
Net income (loss)	$33,506	$1,017	$(29,316)
Interest expense	137,628	149,526	157,120
Other (income) expense	(347)	(824)	3,719
Income tax benefit	(5,012)	(17,868)	(55,255)
Depreciation and amortization	159,413	179,496	214,468

EBITDA	325,188	311,347	290,736
Adjustments:
Stock-based compensation	3,946	14,108	4,229
Other non-recurring charges (2)	18,178	8,353	29,892
Other charges (3)	1,083	8,821	4,483
Pro forma cost savings (4)	30,000	30,000	30,000

Pro Forma Adjusted EBITDA (Covenant EBITDA) (1)	$378,395	$372,629	$359,340

(1)	Interactive Data’s Pro Forma adjusted EBITDA excludes items that are either not part of its ongoing core operations, do not require a cash outlay or are not otherwise expected to recur in the ordinary course. In addition to excluding the aforementioned items, Interactive Data’s Pro Forma adjusted EBITDA also reflects other adjustments permitted under our Senior Secured Credit Facilities. Our Pro Forma adjusted EBITDA measure is based on the definition of EBITDA set forth in the agreements governing our Senior Secured Credit Facilities.
(2)	Other non-recurring charges include the impact of the deferred revenue adjustment, the loss on extinguishment of debt ($10.2 million in the year ended December 31, 2013), certain severance and retention expenses, and facility consolidation costs.
(3)	Other charges include insurance recoveries, management fees, earn-out revaluation expense, non-cash foreign exchange expense, acquisition-related adjustments, and other costs. The primary changes from 2012 to 2013 are driven by the non-cash foreign exchange expense and insurance recoveries related to Hurricane Sandy.
(4)	Pro Forma cost savings of up to a maximum of $30.0 million annually is an adjustment permitted under our credit agreements, as described below, for activities that may include, but are not limited to, the consolidation of a number of legacy organizational silos, technology platforms and content databases.

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

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012. We are not an obligor under the Indentures governing the Toggle Notes, which are not included on our balance sheet. The Toggle Notes are structurally subordinated to indebtedness and other liabilities of subsidiaries of Holdings that do not guarantee the Toggle Notes. Claims of creditors of such subsidiaries, including trade creditors, and claims of preferred stockholders of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of Holdings’ creditors, including the holders of the Toggle Notes. In addition, the Toggle Notes are unsecured, and, as such, none of our assets, or any of our subsidiaries’ assets, are pledged to secure the obligations under this agreement. However, Holdings is our indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of our capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to any limitations placed upon us by our covenants, on at least a semi-annual basis, we will pay dividends to Intermediate who will in turn pay dividends to Holdings, to enable Holdings to service the Toggle Notes. Interest payments are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend we expect to pay Holdings (subject to compliance with our own debt covenants) is $14.4 million, which is equal to the semi-annual Toggle Note interest payment.

The first two Holdings Toggle Notes interest payments were due on June 15, 2013 and December 31, 2013, and we paid Intermediate (which in turn paid the same amounts to Holdings) dividends in the amounts of $14.3 million (due to the interest period not covering a full six months) and $14.4 million, respectively, to enable Holdings to service these interest payments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

No individual customer accounts for more than 10% of our consolidated revenues.

Goodwill

We perform impairment tests of goodwill assigned to our reporting units in the fourth quarter of each fiscal year, or whenever events or circumstances indicate impairment may exist.

At December 31, 2013, we had two reportable segments: Pricing and Reference Data and Trading Solutions. Within the Pricing and Reference Data segment, there are two reporting units: Pricing and Reference Data Services and BondEdge Solutions. Within the Trading Solutions segment, there are four reporting units: Real-Time Services, 7ticks, Desktop Solutions and Managed Solutions. All of these reporting units have been determined to represent operating segments. In the fourth quarter of 2013, in connection with its periodic review of segment information, we concluded that the 7ticks business should now be classified as a standalone operating segment/reporting unit. Previously 7ticks was classified as a component of the Real-Time Services operating segment/reporting unit. We allocated a portion of the goodwill assigned to the legacy Real-Time Services reporting unit to the 7ticks reporting unit using the relative fair value approach based on the fair value determined in the 2013 annual impairment analysis, for which 7ticks was treated as a standalone reporting unit. Other than the classification of 7ticks as a standalone operating segment/reporting unit in 2013, we did not identified any other changes to the composition of our operating segments or reporting units compared with the year ended December 31, 2012.

In performing goodwill assessments, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We calculate our goodwill valuations using two separate income approach models based on the present value of future cash flows of each reporting unit. One model uses perpetual free cash flows in the calculation of the present value of future cash flows and the other model uses an exit multiple based on consideration of guideline companies adjusted for profitability of our individual reporting units. These cash flows are then discounted at an implied rate of return that we believe a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Such assumptions take into account numerous factors including historical experience, anticipated economic and market conditions for purposes of determining market value from a market participant perspective. If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed.

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

Although changes in economic and operating conditions impacting our assumptions used to complete the fiscal 2013 goodwill impairment analysis could result in goodwill impairment in future periods, based upon the analysis performed for the year ended December 31, 2013, including consideration of reasonably likely adverse changes in assumptions, we believe it is not reasonably likely that an impairment will occur over the next twelve months.

Commitments and Contingencies

We have obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for our corporate headquarters, sales offices, and major operating units and data centers. Certain of the leases include renewal options and escalation clauses. In addition, we have purchase obligations for data content.

Our known contractual obligations on a combined basis as of December 31, 2013 are summarized in the table below:

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt Obligations	$1,995,214	$25,356	$26,844	$1,943,014	$—
Operating Lease Obligations	132,079	22,354	38,869	22,739	48,117
Purchase Obligations	41,838	41,838	—	—	—
Fixed Rate Interest Obligations	329,450	71,750	143,500	114,200
Interest Rate Cap Premium Installments	1,247	1,247	—	—	—

Total	$2,499,828	$162,545	$209,213	$2,079,953	$48,117

We expect to satisfy our contractual obligations from our existing cash as well as our cash flow from operations. Our key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2014. If we are unable to renew any of the leases that are due to expire in 2014, we believe that suitable replacement properties are available on commercially reasonable terms.

Rental expense was $23.9 million for the year ended December 31, 2013, $20.9 million for the year ended December 31, 2012, and $23.7 million for the ended December 31, 2011.

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

Long Term Debt Obligations in the above table include our obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018, including outstanding letters of credit. Fixed Interest Rate Obligations in the table above include our interest obligations under the Senior Notes due 2018 which are stated at fixed interest rate of 10.25%. We also have variable interest rate obligations under the Senior Secured Credit Facilities which are not included in the table above. Outstanding letters of credit totaled $0.6 million at December 31, 2013. The letters of credit principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. Excluded from the above table are any payments related to the Toggle Notes, as that debt is not our obligation. Although we are not a party in the Toggle Notes indenture, withstanding any limitations placed upon us by our covenants, we will provide Intermediate who will in turn provide Holdings, through the payment of dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis. Toggle Note interest payments are due June 15 and December 15 of each year until maturity. The amount of the semi-annual dividend we intend to declare and pay (subject to compliance with our own debt covenants) is $14.4 million, which is equal to the semi-annual Toggle Note interest payment. The first two interest payments were due on June 15, 2013 and December 31, 2013. We declared and paid to Intermediate, who in turn declared and paid to Holdings on such dates dividends in the amount of $14.3 million (due to the interest period not covering a full six months) and $14.4 million, respectively, in order for Holdings to service these interest payments.

In addition, out of the $22.7 million of gross unrecognized tax benefits, $13.3 million and $9.4 million have been recorded in income taxes payable and long-term deferred tax liabilities, respectively, as we are uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded in income taxes payable $1.2 million for potential gross interest and penalties at December 31, 2013, which are not included in the table above.

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

Seasonality and Market Activity

Historically, we have not experienced any material seasonal fluctuations in our business and we do not expect to experience seasonal fluctuations in the future. However, financial information market demand is largely dependent upon activity levels in the securities markets. In the event that the U.S. or international financial markets were to suffer a prolonged downturn that results in a significant decline in investor activity in trading securities, our sales and revenue could be adversely affected. This was the case with regard to the recent global financial crisis, which did adversely affect our sales and revenue results, as previously described within this MD&A. Our exposure in the U.S. could be mitigated in part by non-U.S. markets sales and revenue, and vice versa.

Recently Issued Accounting Pronouncements

Refer to Note 2 “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in currency exchange rates and interest rates which could affect its future results of operations and financial condition.

Foreign Currency Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries and branches. We have foreign currency risk exposure related to our operations in non-U.S. markets where we transact business in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in currency exchange rates. Our foreign subsidiaries maintain their accounting records in their respective local currencies. Consequently, changes in currency exchange rates may impact the translation of international statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. Due to the significant size of our operations in Europe, our primary exposure currently rests with the British Pound and the Euro to U.S. dollar exchange rates. Historically we have not entered into forward currency exchange rate contracts. To date, the effect of foreign currency risk on our business has varied from quarter to quarter as a result of the impact of global economic events on currency exchange rates and we expect it will continue to do so.

Please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of foreign exchange on our business and results of operation.

Total revenue for the periods below by geographic region outside the United States, was as follows:

(In thousands)	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenue:
United Kingdom	$81,617	$88,998	$88,688
All other European countries	126,455	120,740	126,891
Asia Pacific	40,587	48,908	42,699
Rest of World	12,674	13,208	12,609

Total	$261,333	$271,854	$270,887

Long-lived assets by geographic region outside the United States were as follows:

(In thousands)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
United Kingdom	$587,483	$598,589	$589,793
All other European countries	145,025	144,182	149,949
Asia Pacific	132,526	159,960	174,223

Total	$865,034	$902,731	$913,965

Interest Rate Risk

We have interest rate risk due to our Term Loan which is variable rate debt with the interest rate determined by reference to a floating rate index. This risk is hedged by interest rate caps. As of December 31, 2013, the Term Loan had an outstanding principal balance of $1.3 billion. We are party to forward starting interest rate cap agreements that hedge the interest rate risk exposure on $700.0 million of the principal amount. The interest rate as of December 31, 2013 was 3.75% (1.00% LIBOR floor plus an applicable LIBOR margin of 2.75%). An increase of 1% in our Term Loan interest rate above our December 31, 2013 rate of 3.75% would increase our interest expense over the subsequent four-quarter period by approximately $13.1 million. As of December 31, 2013, approximately 35% of our total outstanding variable-rate debt exposure is hedged by the interest rate caps. Please refer to Note 15 “Derivatives” and Note 16 “Debt” in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion of our debt and derivatives.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Interactive Data Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Interactive Data Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Data Corporation and subsidiaries at December 31, 2013 and December 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2014

PART I—FINANCIAL INFORMATION

Financial Statements

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUE	$905,113	$880,161	$867,723
COSTS AND EXPENSES:
Cost of services	297,423	292,378	293,472
Selling, general and administrative	272,289	276,436	258,065
Depreciation	42,537	41,456	39,391
Amortization	116,876	138,040	175,077

Total costs and expenses	729,125	748,310	766,005

INCOME FROM OPERATIONS	175,988	131,851	101,718
Interest expense, net	(137,628)	(149,526)	(157,120)
Other income (expense), net	347	824	(3,719)
Loss on extinguishment of debt	(10,213)	—	(25,450)

INCOME (LOSS) BEFORE INCOME TAXES	28,494	(16,851)	(84,571)
Income tax benefit	(5,012)	(17,868)	(55,255)

NET INCOME (LOSS)	$33,506	$1,017	$(29,316)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$33,506	$1,017	$(29,316)

Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	79	88	(100)
Foreign currency translation adjustments	(4,781)	22,534	(6,862)
Pension adjustment, net of tax	1,605	(759)	600
Less: reclassification adjustment for amortization of pension costs included in net income, net of tax	(199)	49	(269)
Change in value of hedged interest rate caps, net of tax	(8)	(336)	(3,071)
Less: reclassification adjustment for interest rate cap related interest expense included in net income, net of tax	892	892	223

Total other comprehensive (loss) income, net of tax	(2,412)	22,468	(9,479)

Comprehensive income (loss)	$31,094	$23,485	$(38,795)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31, 2013	December 31, 2012
ASSETS
Assets:
Cash and cash equivalents	$356,733	$224,597
Short-term investments	3,445	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits of $7,708 and $5,718 at December 31, 2013 and December 31, 2012, respectively	133,997	134,855
Prepaid expenses and other current assets	25,733	25,021
Income tax receivable	6,804	6,253
Deferred tax assets	10,711	23,396

Total current assets	537,423	437,703

Property and equipment, net	185,552	142,920
Goodwill	1,637,202	1,640,541
Intangible assets, net	1,569,903	1,690,652
Deferred financing costs, net	32,737	44,854
Other assets	5,541	5,638

Total Assets	$3,968,358	$3,962,308

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, trade	$20,282	$17,323
Accrued liabilities	105,842	87,347
Borrowings, current	25,356	20,258
Interest payable	30,233	30,310
Income taxes payable	3,057	5,578
Deferred revenue	19,639	22,608

Total current liabilities	204,409	183,424

Income taxes payable	13,566	10,992
Deferred tax liabilities	573,780	604,322
Other liabilities	57,547	57,816
Borrowings, net of current portion and original issue discount	1,940,150	1,941,887

Total Liabilities	2,789,452	2,798,441

Commitments and contingencies (Note 8)
Equity:
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 10 issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in-capital	1,237,766	1,253,821
Accumulated loss	(89,056)	(122,562)
Accumulated other comprehensive income	30,196	32,608

Total stockholder’s equity	1,178,906	1,163,867

Total Liabilities and Equity	$3,968,358	$3,962,308

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$33,506	$1,017	$(29,316)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,413	179,496	214,468
Amortization of deferred financing costs and accretion of debt discounts	16,059	17,597	17,741
Deferred income taxes	(17,461)	(25,787)	(63,232)
Non-cash stock-based compensation	3,946	14,108	4,229
Non-cash interest expense	1,507	1,507	376
Provision (recovery) for doubtful accounts and sales credits	1,866	492	(1,605)
Loss on extinguishment of debt	10,213	—	25,450
Loss on dispositions of property and equipment	27	2,415	513
Portion of insurance settlement related to property and equipment	(2,485)	—	—
Changes in operating assets and liabilities, net
Accounts receivable	(605)	(11,232)	(10,068)
Prepaid expenses and other current assets	(424)	1,766	(6,314)
Accounts payable, interest payable and income taxes payable and receivable, net	2,631	(1,977)	30,158
Accrued expenses and other liabilities	17,795	(3,308)	5,471
Deferred revenue	244	(2,073)	516

NET CASH PROVIDED BY OPERATING ACTIVITIES	226,232	174,021	188,387
Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(81,852)	(61,443)	(50,260)
Proceeds of insurance settlement related to property and equipment	2,485	—	—
Business and asset acquisitions, net of acquired cash	—	—	53
Purchase of short-term investments	(3,335)	(23,540)	—
Proceeds from maturities and sales of short-term investments	22,857	250	—

NET CASH USED IN INVESTING ACTIVITIES	(59,845)	(84,733)	(50,207)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	—	1,358
Payment of long-term debt issuance costs, net of proceeds	(1,009)	—	—
Principal payments on long-term debt	(9,786)	(32,029)	(10,088)
Principal payments on capital leases	(402)	(364)	—
Proceeds from issuance of restricted parent company common stock and capital contributions	—	—	11,850
Capital contribution resulting from exercise of parent company stock options	514	787	—
Payment of interest rate cap	(1,663)	(1,664)	(415)
Capital contribution from parent company	7,676	6,628	—
Return of capital to parent company	—	(100,000)	—
Dividend to parent company	(28,715)	—	—
Capital reduction resulting from cash distribution to option holders	(935)	(3,020)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,320)	(129,662)	2,705
Effect of change in exchange rates on cash and cash equivalents	69	2,819	(2,437)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,136	(37,555)	138,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,597	262,152	123,704

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356,733	$224,597	$262,152

Supplemental disclosure of cash flow information:
Cash (paid) received for taxes	$(7,641)	$(7,822)	$18,898
Cash paid for interest, net of capitalized amounts ($2.4 million and $1.6 million for 2013 and 2012, respectively)	$(120,644)	$(130,295)	$(139,454)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Par Value	Additional Paid-In- Capital	Accumulated Loss	Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2010	10	—	$1,327,115	$(94,263)	$19,619	$1,252,471
Equity contribution from parent company	—	—	2,000	—	—	2,000
Stock-based compensation (Note 6)	—	—	4,229	—	—	4,229
Other comprehensive loss	—	—	—	—	(9,479)	(9,479)
Net loss	—	—	—	(29,316)	—	(29,316)

Balance, December 31, 2011	10	—	$1,333,344	$(123,579)	$10,140	$1,219,905

Equity contribution from parent company	—	—	7,415	—	—	7,415
Return of capital to parent company	—	—	(100,000)	—	—	(100,000)
Capital reduction resulting from cash distribution to option holders	—	—	(6,530)	—	—	(6,530)
Stock-based compensation (Note 6)	—	—	18,429	—	—	18,429
Tax benefit from cash distribution to option holders	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	22,468	22,468
Net income	—	—	—	1,017	—	1,017

Balance, December 31, 2012	10	—	$1,253,821	$(122,562)	$32,608	$1,163,867

Equity contribution from parent company	—	—	8,190	—	—	8,190
Dividend to parent company	—	—	(28,715)	—	—	(28,715)
Capital reduction resulting from cash distribution to option holders	—	—	(1,241)	—	—	(1,241)
Stock-based compensation (Note 6)	—	—	5,602	—	—	5,602
Tax impact from cash distribution to option holders	—	—	109	—	—	109
Other comprehensive loss	—	—	—	—	(2,412)	(2,412)
Net income	—	—	—	33,506	—	33,506

Balance, December 31, 2013	10	—	$1,237,766	$(89,056)	$30,196	$1,178,906

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

Interactive Data Corporation and Subsidiaries (“the Company”) is a leading provider of financial market data, analytics and related solutions. Thousands of financial institutions, as well as hundreds of software and service providers subscribe to the Company’s services. The Company is one of the world’s largest providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. The Company distributes its financial data and related offerings directly to customers and indirectly through value-added resellers (“VARs”), including software providers, processors and custodians.

The Company’s financial reporting is currently based on two reportable operating segments: Pricing and Reference Data, and Trading Solutions. The Pricing and Reference Data segment represents the Company’s evaluated pricing, reference data and fixed income analytics service areas. The Trading Solutions segment represents the Company’s real-time data feeds, trading infrastructure managed services, hosted web applications and workstations.

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to thousands of customers worldwide including banks, brokerage firms, mutual fund companies, exchange traded fund (“ETF”) sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) evaluated pricing services, which are daily opinions of value, on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments; 2) reference data, which encompasses listed markets pricing and descriptive information covering over 10 million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

The Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds and proprietary trading firms in order to facilitate low latency electronic trading as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that are used by financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients.

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

As of March 7, 2014, approximately 96% of the capital stock of Holdings was beneficially owned by investment funds affiliated with, and a co-investment vehicle controlled by, the Sponsors. As of March 7, 2014, approximately 4% of the capital stock of Holdings was beneficially owned by executives, directors and employees of the Company who acquired the shares subsequent to the closing of the Merger.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The consolidated financial statements of the Company do not include the operating results and financial positions of Intermediate or Holdings.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of cash deposits held at major financial institutions and money market fund investments. The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Cash and cash equivalents by type at December 31, 2013 were as follows:

(In thousands)	Estimated Fair Value
Cash	$303,190
Money market funds – cash equivalent	53,543

Total	$356,733

Cash and cash equivalents by type at December 31, 2012 were as follows:

(In thousands)	Estimated Fair Value
Cash	$142,437
Money market funds – cash equivalent	82,160

Total	$224,597

At December 31, 2013, the Company had short-term investments with a total value of $3.4 million, composed of a $3.4 million interest bearing term deposit recorded in Short-term investments on the Company’s Consolidated Balance Sheet at December 31, 2013. The Company has classified the term deposit as held to maturity as it has an original maturity of one year. Interest on the term deposit is recorded within interest income within the Company’s Consolidated Statement of Operations.

At December 31, 2012, the Company’s investments included a $9.1 million held to maturity interest bearing term deposit and $14.5 million in available for sale U.S. Treasury Bills. Both of these investments are recorded in Short-term investments on the Company’s Consolidated Balance Sheet at December 31, 2012.

Fair Value of Financial Instruments

Refer to the discussion in Note 14, “Fair Value Measurements” below for further discussion surrounding the fair value of the Company’s financial instruments.

The Company currently invests excess cash balances primarily in cash deposits held at major banks, money market fund accounts, and other short-term investments. The carrying amounts of cash deposits, short-term investments, trade receivables, trade payables and accrued liabilities, as reported on the Consolidated Balance Sheets as of December 31, 2013 and 2012, approximate their fair value because of the short maturity of those instruments. The carrying value of borrowings outstanding on the Company’s Senior Secured Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair value as determined based on market based information available from public sources. Refer to Note 14 “Fair Value Measurements”, Note 15 “Derivatives” and Note 16 “Debt” below for further discussion.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of the Company’s businesses collect fees for installation/set-up services which, if deemed a separate deliverable with standalone value, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services that do not meet the criteria for separation, is recognized ratably either over the contractual term or the expected customer relationship life. Revenue for professional services is recognized as the services are provided. Revenue for hardware is recognized when installation is completed and the related services go-live.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s allowance for doubtful accounts and sales credit reserves are not material to the Company’s consolidated revenues or consolidated financial statements taken as a whole and are not expected to become material in the foreseeable future.

Accounts Receivable, Concentration of Credit Risk and Uncertainties, Allowance for Doubtful Accounts

The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. No single customer accounts for more than 10% of revenue or more than 10% of accounts receivable for any period presented. Ongoing credit evaluations of customers’ financial condition are performed although collateral is not required. The Company maintains reserves for potential credit losses. Credit losses, in the aggregate, for all periods reported did not exceed management’s previously established estimates. At December 31, 2013, management believes that the Company had no significant concentrations of credit risk. The Company maintains an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

Income Taxes

The Company determines its income tax expense in each of the jurisdictions in which it operates. In determining income for financial statement purposes, the Company must make certain estimates and apply judgment. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future state, federal and international pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company uses to manage the underlying businesses.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not realized on the uncertain tax position, an income tax liability is established. The Company adjusts these liabilities as a result of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. A significant portion of the Company’s potential tax liabilities are recorded in non-current income taxes payable on its Consolidated Balance Sheets as payment is not expected within one year.

The calculation of the Company’s tax liabilities involves inherent uncertainties as the result of the application of complex tax regulations in a multitude of jurisdictions due to the Company’s global operations. Changes in tax laws and rates could affect the Company’s recorded deferred tax assets and liabilities in the future. The Company’s management is not aware of any such changes, however, which would have a material effect on the Company’s results of operations, financial condition or cash flows.

Goodwill

The Company performs impairment tests of goodwill assigned to the Company’s reporting units in the fourth quarter of each fiscal year, or whenever events or circumstances indicate impairment may exist.

At December 31, 2013, the Company had two reportable segments: Pricing and Reference Data and Trading Solutions. Within the Pricing and Reference Data segment, there are two reporting units: Pricing and Reference Data Services and BondEdge Solutions. Within the Trading Solutions segment, there are four reporting units: Real-Time Services, 7ticks, Desktop Solutions and Managed Solutions. All of these reporting units have been determined to represent operating segments. In the fourth quarter of 2013, in connection with its periodic review of segment information, the Company concluded that the 7ticks business should now be classified as a standalone operating segment/reporting unit. Previously 7ticks was classified as a component of the Real-Time Services operating segment/reporting unit. The Company has allocated a portion of the goodwill assigned to the legacy Real-Time Services reporting unit to the 7ticks reporting unit using the relative fair value approach based on the fair value determined in the 2013 annual impairment analysis, for which 7ticks was treated as a standalone reporting unit. Other than the classification of 7ticks as a standalone operating segment/reporting unit in 2013, the Company has not identified any other changes to the composition of its operating segments or reporting units compared with the year ended December 31, 2012.

In performing goodwill assessments, the Company’s management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of the Company’s goodwill may be overstated or understated. The Company calculates their goodwill valuations using two separate income approach models based on the present value of future cash flows of each reporting unit. One model uses perpetual free cash flows in the calculation of the present value of future cash flows and the other model uses an exit multiple based on consideration of guideline companies adjusted for profitability of the Company’s individual reporting units. These cash flows are then discounted at an implied rate of return that the Company believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. This approach incorporates many assumptions including future growth rates, discount factors and income tax rates. Such assumptions take into account numerous factors including historical experience, anticipated economic and market conditions for purposes of determining market value from a market participant perspective. If the estimated fair value of the reporting unit exceeds the respective carrying value of the reporting unit’s assigned assets and liabilities, no impairment is recorded and no further analysis is performed.

If the estimated fair value of a reporting unit is less than the carrying value of the reporting unit’s assigned assets and liabilities, the Company would perform the Step 2 calculation required under authoritative accounting literature. In Step 2, the implied fair value of the reporting unit’s goodwill would be determined by assigning a fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include securities data and databases, completed technology, trademarks (definite and indefinite lived), exchange relationships and customer lists arising principally from acquisitions. Such intangibles are valued on the acquisition dates based on a combination of replacement cost, comparable purchase methodologies and discounted cash flows and are amortized over their respective economic benefit periods which range from four years to twenty five years. The Company evaluates the remaining useful life of intangible assets subject to amortization on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets not subject to amortization are reviewed for impairment annually in conjunction with the Company’s goodwill impairment calculation or whenever events or circumstances indicate that impairment may exist.

Capitalized Development Costs

The Company capitalizes qualifying costs incurred as part of the development of internal-use software. Internal-use software projects have the following characteristics: the software is internally developed, acquired, or modified solely to meet the entity’s internal needs and during the development or modification of the software, there is no substantive plan or expectation that the software will be marketed externally. Qualifying costs which are capitalized are incurred during the application development stage. The application development stage is when the Company is designing the software configuration and interfaces, coding, installing the software, and performing testing of the software. Qualifying costs that were capitalized during the fiscal years ending December 31, 2013 and December 31, 2012 primarily consisted of personnel related expenses for employees and third-party consultants working on software development, coding, and testing. Costs incurred during the preliminary project stage (prior to any actual designing of the software) and in the post-implementation/operation stage (after the software has been initially implemented) are expensed as incurred. On-going development projects are evaluated for potential impairment in the event it is no longer probable that software will be completed and placed into service. Capitalized development costs are amortized on a straight-line basis over the useful life of the software, which is generally 3 to 5 years with certain exceptions where projects have estimated useful lives in excess of this range. The Company adjusts the useful lives of software in the event that new development projects are expected to replace the existing software.

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

Stock-Based Compensation

The Company recognizes all employee stock-based compensation, including grants of stock options, in the financial statements based on their fair values at the grant date. Expense associated with stock-based awards that have service-based vesting provisions are recognized on a straight-line basis over the requisite service period, which typically coincides with the vesting period of the grant. Expense associated with awards that have performance based vesting provisions are recognized when the performance objective is considered probable. Refer to Note 6 “Stock-based Compensation” below for further discussion.

Derivative Financial Instruments

The Company is exposed to certain risks arising from its business operations as well as general economic conditions. The Company manages some of its exposure to interest rate risks by the use of derivative financial instruments. The Company currently uses derivatives for risk management, and does not use derivatives for speculative purposes. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are currently recorded in the Other assets caption in the Consolidated Balance Sheets. The Company currently has only entered into cash flow hedges. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in accumulated other comprehensive income (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flow being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Other income (expense) line in the Consolidated Statements of Operations during the period of the change. Refer to Note 15 “Derivatives” below for further discussion.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. New Accounting Pronouncements

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

Liabilities

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), regarding ASC Topic 405 “Liabilities.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as a sum of 1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires the entity to disclose the nature and amount of the obligation as well as other information about the obligation. ASU 2013-04 is effective for the Company for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted, and must be applied retrospectively to all prior periods presented. The Company does not believe the adoption of ASU 2013-04 will have a material impact on its financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), regarding ASC Topic 740 “Income Taxes.” ASU 2013-11 provides explicit guidance on the presentation of unrecognized tax benefits, as well as provides guidance on how an entity should settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for the Company for fiscal years and interim periods within those years that begin after December 15, 2013, with early adoption permitted. The Company has early-adopted this ASU and has determined that ASU 2013-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Definition of a Public Business Entity

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity” (“ASU 2013-12”), regarding an addition to the Master Glossary. ASU 2013-12 improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance, but does not affect existing requirements. ASU 2013-12 specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. ASU 2013-12 is effective for all new guidance issued starting in 2014. Therefore, for any new financial accounting and reporting guidance issued in 2014 and beyond, the Company will be considered to be a Public Business Entity.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consisted of the following at December 31:

(In thousands)	Useful Life	2013	2012
Computer, office and communication equipment	3-5 years	$116,628	$87,045
Leasehold improvements	Life of lease	49,411	48,276
Furniture and fixtures	5-10 years	20,327	19,231
Purchased and capitalized software	3-5 years	104,812	60,091

		291,178	214,643
Less accumulated depreciation (a)		(105,626)	(71,723)

		$185,552	$142,920

(a)	Amortization of assets under capital leases is included in depreciation expense.

In connection with the purchase price allocations relating to the Merger, the Company increased the carrying value of property and equipment by $12.2 million. This amount is being depreciated over the remaining life of the related assets which range from 3.7 to 7.7 years. In the years ended December 31, 2013, 2012 and 2011, the Company recorded additional depreciation expense of $1.9 million, $2.7, million and $2.9 million, respectively, associated with this increase in carrying value.

For the years ended December 31, 2013, 2012 and 2011, the Company capitalized $41.7 million, $24.6 million, and $15.7 million, respectively, related to internal-use and other software development costs and recorded depreciation expense related to internal development projects that have been placed in service of $5.6 million, $5.5 million, and $6.3 million for the respective years and periods. The remaining book value of the software developed for internal use was $75.6 million and $39.6 million as of December 31, 2013 and 2012, respectively.

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

In the fourth quarter of 2012, the Company adjusted the estimated useful lives of certain information technology assets with a cost basis of approximately $10.9 million to reflect shorter estimated useful lives, resulting from a review of information technology initiatives in process at the Company. This change in accounting estimate resulted in accelerated depreciation on these assets from October 1, 2012 through the end of their estimated useful lives determined to be December 31, 2013. The impacts on the Company’s full year 2013 and 2012 results were increases in depreciation expense of approximately $2.5 million and $0.8 million, respectively. In May 2013, continued review of the Company’s information technology initiatives resulted in an extension of the estimated useful lives of these identified assets from December 31, 2013 to December 31, 2014. This change in accounting estimate resulted in a decrease in depreciation expense of $2.5 million for the year ended December 31, 2013. Therefore, the net impact for the year ended December 31, 2013 of these 2012 and 2013 changes in useful lives was inconsequential. In December 2013, Company management determined that scope changes to its information technology initiatives would further extend a portion of the estimated useful lives of the identified assets to December 31, 2015. The scope changes were identified in December 2013 and it was determined that any impact from extending the estimated useful lives would have been immaterial on the Company’s 2013 consolidated financial statements taken as a whole. Therefore, the adjustment to the estimated useful lives resulting from the identified scope changes will be accounted for as a change in accounting estimate commencing in 2014.

The Company records depreciation over the useful lives of assets using the straight-line method.

In the years ended December 31, 2013 and 2012, the Company capitalized interest of $2.4 million and $1.6 million related to long-term capital projects.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands, except weighted average amortization period):

	Weighted Average Amortization Period	December 31, 2013			December 31, 2012
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizing Intangibles:
Completed technology (1)	4.4 years	$193,515	$(175,483)	$18,032	$193,146	$(148,955)	$44,191
Customer lists	23.8 years	1,567,517	(243,328)	1,324,189	1,570,493	(174,712)	1,395,781
Definite-lived trademarks	7.1 years	1,500	(916)	584	1,500	(761)	739
Data/databases	5.0 years	109,886	(75,089)	34,797	110,193	(53,260)	56,933
Exchange relationships	25.0 years	17,168	(2,346)	14,822	16,944	(1,638)	15,306

		1,889,586	(497,162)	1,392,424	1,892,276	(379,326)	1,512,950

Non-amortizing intangibles:
Indefinite-lived trademarks	Indefinite	177,479	—	177,479	177,702	—	177,702

Total		$2,067,065	$(497,162)	$1,569,903	$2,069,978	$(379,326)	$1,690,652

(1)	The Company’s on-going information technology initiatives are expected to replace certain of the Company’s completed technology assets. As such, the remaining useful lives of these assets are based on the estimated completion date of those initiatives. In August 2011, the Company determined based on a review of development efforts completed at that time and a review of initiatives to be completed, that the Company’s completed technologies estimated useful lives should be extended through December 31, 2013. In May 2013, continued review of the Company’s in-process development initiatives resulted in a further extension of the estimated useful lives of these completed technologies through December 31, 2014. This change in accounting estimate was accounted for during the quarter ended June 30, 2013 and the impact of extending the lives of the completed technologies resulted in an increase in Income from Operations of approximately $8.7 million in the Company’s Consolidated Statement of Operations from the date of the change through December 31, 2013 due to decreased amortization expense being recorded. Additionally, the change in accounting estimate had an approximate $5.5 million favorable impact on the Company’s net income for the year ended December 31, 2013. Finally, the extension of the estimated useful lives resulted in the weighted average amortization period for completed technologies increasing to 4.4 years from 3.6 years.

In December 2013, Company management determined that additional changes to the timeline of its in-process development initiatives would further extend a portion of the estimated useful lives of the completed technologies to December 31, 2015. The change in the estimated go-live date was identified in December 2013 and it was determined that any impact from extending the estimated useful lives would have been immaterial on the Company’s 2013 consolidated financial statements taken as a whole. Therefore, the adjustment to the estimated useful lives resulting from the identified scope changes will be accounted for as a change in accounting estimate commencing in 2014. The estimated impact of the change in estimate is reflected in the future amortization expense below.

The estimated amortization expense of definite-lived intangible assets is as follows (in thousands):

For year ending 12/31/14	$103,235
For year ending 12/31/15	85,059
For year ending 12/31/16	66,980
For year ending 12/31/17	66,650
For year ending 12/31/18	66,245
For years thereafter	1,004,255

Total	$1,392,424

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the year ended December 31, 2013 by reportable segment were as follows (in thousands):

	Pricing and Reference Data	Trading Solutions	Total
Balance as of December 31, 2011	$1,524,562	$112,564	$1,637,126

Impact of change in foreign exchange rates (a)	7,051	1,172	8,223
Merger related purchase price adjustment (b)	(4,580)	(228)	(4,808)

Balance as of December 31, 2012	$1,527,033	$113,508	$1,640,541

Impact of change in foreign exchange rates (a)	(4,810)	1,471	(3,339)

Balance as of December 31, 2013	$1,522,223	$114,979	$1,637,202

(a)	Foreign currency translation adjustments resulted in a decrease of $3.3 million in the year ending December 31, 2013 and an increase of $8.2 million in the year ended December 31, 2012, and primarily reflected the continued volatility of the U.S. Dollar against the British Pound and the Euro.
(b)	In the year ended December 31, 2012, the Company recorded unbilled receivable adjustments related to the accounting period prior to the Merger.

5. Accrued Liabilities

Accrued expenses consist of the following at December 31:

(In thousands)	2013	2012
Bonus	$25,448	$14,331
Employee related costs	24,098	20,357
Sales commissions	3,680	2,346
Professional services	6,608	5,938
Property costs	5,869	4,253
Third party commissions	3,775	5,047
Sales taxes	695	542
Data and communication charges	25,564	24,367
Contingent consideration (earn-out) related to 7ticks acquisition	—	4,671
Customer deposits	7,338	2,741
Other	2,767	2,754

	$105,842	$87,347

6. Stock-Based Compensation

Stock-based Compensation Plans:

Employee Stock Option Plan

On August 4, 2010, Holdings adopted its 2010 Stock Incentive Plan (the “Plan”). The Plan, as amended on September 15, 2010, January 5, 2011, and in September 2013, reserves 160.4 million shares of Holdings’ Common Stock (subject to adjustment for certain corporate transactions) for issuances of stock-based awards to employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of Holdings Common Stock acquired pursuant to awards granted under the Plan will be subject to certain transfer restrictions and repurchase rights set forth in the Plan.

All stock options granted to date are subject to either time-based vesting or performance-based vesting, or a combination thereof. The time-based options vest over a five year period. The vesting of performance based options are based on the return received (or deemed received) by the Sponsors on their initial equity investment in Holdings upon the occurrence of certain events, including a change in control of Holdings. Shares of Holdings Common Stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The employees that have received option grants in the period through December 31, 2013 are employees of the Company and given that the Company is a wholly owned and controlled subsidiary of Holdings, the compensation expense will be recognized over the determined service period in the Company’s Consolidated Statement of Operations.

Restricted Stock

Subsequent to the Merger, certain executives purchased or were granted an aggregate of 36.9 million shares of Holdings Common Stock for one dollar ($1.00) per share. These shares are subject to certain transfer restrictions and repurchase rights, which allow the Company in certain circumstances where the holder’s employment is terminated to repurchase the shares from the employees at the lower of cost or fair market value. As a result of these repurchase features, the Company has determined the proceeds Holdings received for these shares should be recorded as a restricted stock liability. Accordingly, the proceeds from the sales of these shares of $36.9 million have been recorded in Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2013, and 2012. Furthermore, due to these repurchase features, 34.5 million of these share purchases are treated as early exercises of stock options for accounting purposes and are assigned a grant date fair value. The repurchase rights lapse on a change in control or public offering of Holdings Common Stock, at which point compensation expense associated with these awards, will be recognized by the Company.

The holders of the remaining 2.4 million shares have contingent put rights which would require the Company to repurchase the shares at fair value in the event the executive is terminated without cause or resigns for reasons considered acceptable in the share purchase agreement. The accounting for these contingent repurchase rights requires that the proceeds from these share purchases be presented outside of stockholder’s equity, accordingly the Company has recorded the proceeds from these purchases within Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2013, and 2012.

Stock-based Compensation Expense and Valuation Assumptions

For the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012 (a)	Year Ended December 31, 2011
Cost of services	$1,405	$2,102	$2,033
Selling, general and administrative	5,595	15,511	2,196

Stock-based compensation expense before income taxes	$7,000	$17,613	$4,229
Income tax benefit	2,897	2,685	1,612

Stock-based compensation expense after income taxes	$4,103	$14,928	$2,617

(a)	During the years ended December 31, 2013 and 2012, total stock compensation expense before income taxes was $7.8 million and $18.4 million, respectively, prior to the capitalization of $0.8 million and $0.8 million, respectively, as part of ongoing development initiatives. Stock-based compensation expense included $3.1 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively, related to cash distributions paid to employee holders of Holdings stock options in connection with the December 2012 Holdings recapitalization transaction for options that vested during those respective periods. Of the $3.1 million for the year ended December 31, 2013, $0.5 million is recorded in “Accrued liabilities” on the Company’s Consolidated Balance Sheet at December 31, 2013, as it relates to cash distribution owed for options vested as of December 31, 2013. Further information regarding these payments is set forth below under the heading “Holdings 2012 Recapitalization.”

During the year ended December 31, 2013, there were no excess tax benefits related to the exercise of stock options. There were no excess tax benefits realized during the year ended December 31, 2012 as no stock-related activity that would result in an excess benefit occurred.

The estimated fair value of stock options granted with service-based conditions is calculated using a Black-Scholes model. The estimated fair value of the options granted with performance-based vesting conditions were estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of options are as follows: the fair value of Holdings Common Stock, dividend yield, expected volatility, risk-free interest rate, expected term and forfeiture rate.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options with performance-based vesting conditions generally become exercisable based on the completion of a liquidity event that results in specified returns on the Sponsors’ investment. For awards with performance-based vesting conditions, the Company must also evaluate a range of possible future stock values to construct a distribution of where future stock prices might be.

For stock options with performance-based vesting conditions such as a change in control or a public offering of Holdings Common Stock, the Company considers the probability of the condition being achieved. For awards with service-based vesting conditions, the expected term is based on when employees are expected to exercise awards based on the period of vesting and the timing of a potential change in control or public offering of Holdings Common Stock.

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

For share-based awards granted during the three-month periods ended March 31, 2013, June 30, 2013, and September 30, 2013, the Board of Directors of the Company valued Holdings Common Stock at $1.00, $1.08 and $1.16 per share, respectively. These share prices were based on the results of a valuation analysis performed as of December 19, 2012, April 30, 2013 and August 31, 2013, respectively, which valued Holdings Common Stock on a non-marketable, minority interest basis. The valuation process undertaken used generally accepted valuation methodologies to perform the valuation of Holdings Common Stock using both the income (discounted cash flows methodology) and market (guideline-company and comparable transaction methodologies) approaches. A lack of marketability discount derived from empirical studies and theoretical models was then applied to the resulting share price to arrive at the final share price used for determining compensation cost related to share-based options issued during the applicable periods.

The last grant during the year ended December 31, 2013 occurred on October 29, 2013 and there were no indicators present at that date, or any time leading up to that date, that suggested that the fair market value (“FMV”) of $1.16 per share, determined using the August 31, 2013 Holdings Common Stock value, was not reasonable upon grant of the options.

For share-based awards granted during the three-month periods ended March 31, 2012 and June 30, 2012, December 31, 2012, the Board of Directors of the Company valued Holdings Common Stock at $1.15, $1.18, and $1.19 per share, respectively. There were no share-based awards granted during the three-month period ended September 30, 2012. These share prices were based on the results of a valuation analysis performed as of December 31, 2011, April 30, 2012, and August 31, 2012 respectively.

The Company recognizes share-based compensation expense net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the service period of the awards. The Company has applied a forfeiture rate of 7% for non-executive employees who received grants of less than 1 million shares, and 0% for executives who received grants in excess of 1 million shares, to all unvested options as of December 31, 2013. This estimate is re-evaluated periodically and the forfeiture rate is adjusted as necessary.

No expense was recognized during the years ended December 31, 2013, 2012 or 2011, for options with performance-based vesting features, except as noted below related to the Holdings 2012 Recapitalization. These options become exercisable on a change in control or public offering of Holdings Common Stock. Compensation expense associated with these awards will be recognized upon such an event.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted to date under the Plan was estimated as of the date of grant using the Black-Scholes model for service-based options or Monte Carlo simulation model for awards with performance-based conditions, with the following assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Risk free interest rate	1.4%	1.0%	2.5%
Weighted average expected volatility	77.5%	80.4%	79.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.9	6.2
Weighted average fair value of underlying Holdings shares	$1.15	$1.17	$1.01

The weighted average grant-date fair value of options granted under the Plan for the year ended December 31, 2013, 2012 and 2011 was $0.40, $0.58, and $0.56, respectively.

The expected term of options granted under the Plan represents a weighted average term derived from the Monte Carlo simulation models used for each performance-based award and the service period and, to the extent established or known, the potential timing of a change in control or initial public offering of Holdings Common Stock for awards which vest based on service conditions.

Holdings 2012 Recapitalization

In December 2012, Holdings completed a recapitalization transaction that resulted in the holders of Holdings Common Stock and certain holders of Holdings stock options, due to the terms of the Plan, receiving a dividend and/or cash distribution payment equal to approximately $0.3095 per share/option. Holders of Holdings Common Stock and holders of Holdings stock options with service-based vesting conditions received a cash dividend (in the case of holders of common stock) and a cash distribution payment (in the case of option holders). Holders of Holdings stock options with performance-based vesting conditions, received a reduction in the strike price of their options equal to $0.30 per share, other than the performance-based options held by one of the Company’s executives, which received a reduction in strike price equal to $0.20 per share. The total calculated dividend payment from Holdings to the holders of common stock was $423.0 million, which was paid on December 19, 2012, and the total cash distribution to option holders was calculated as $16.0 million, of which $6.5 million was paid in December 2012, $2.7 million was paid in the year ended December 31, 2013, $0.8 million was accrued for as of December 31, 2013 (related to options that vested during the fourth quarter of 2013, and which was paid out in January 2014) and the remaining $6.0 million will be paid as the options vest. Under professional accounting literature, this transaction resulted in a modification of all of Holdings outstanding stock options. Based on this modification treatment, Holdings revalued its Common Stock on December 19, 2012, to derive the FMV of Holdings Common Stock immediately preceding the dividend transaction and immediately after its consummation. The resulting pre-and post-dividend values were $1.25 and $1.00 per share, respectively. These share prices were then used to similarly revalue all of the outstanding Holdings stock options on December 19, 2012 pre- and post-dividend. Options with service-based vesting conditions were valued using a Black-Scholes option-pricing model and options with performance-based vesting conditions were valued using a Monte Carlo simulation model.

The following are the assumptions used to value the options using both the Black-Scholes model and the Monte Carlo simulation model:

	Pre-Dividend	Post Dividend
Risk free interest rate	1.0%	1.0%
Weighted average expected volatility	83.0%	83.0%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	4.7	4.8
Weighted average fair value of underlying Holdings shares	$1.25	$1.00

The valuation of the Holdings stock options resulted in reductions from the pre-dividend values to the post-dividend values ranging from $0.18 to $0.21 per share for options with service-based vesting conditions and $0.05 to $0.10 per share for options with performance-based vesting conditions. As the fair value of options with service-based vesting conditions generally declined in all cases as a result of the modification, and these options were deemed probable of vesting, the stock compensation expense calculated at the grant date, as documented above, will continue to be recognized over the vesting period as disclosed. Conversely, although the fair value of options with performance-based vesting conditions also declined in all cases as a result of the modification, these options were not deemed probable of vesting before or after the modification and therefore the unrecognized stock compensation expense related to these options was recalculated using the new fair values resulting from the modification.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, for the options with service-based vesting conditions, holders incurred additional stock-based compensation expense, equal to the per share value of the cash distribution less any loss of option value. This totaled approximately $10.0 million, of which $3.5 million related to options that were vested as of December 19, 2012 and is included in the Company’s consolidated results of operations for the year ended December 31, 2012. The remaining $6.5 million is being recognized ratably as these options continue to vest and the cash distributions are made by Holdings.

In the year ended December 31, 2013, $2.2 million of additional stock-based compensation expense was recognized related to options that vested during the period. The portion of the cash distribution payment which represents the loss of option value (ranging from $0.18 to $0.21 per share) totaled approximately $6.0 million and is being recognized as a reduction in capital, of which $3.0 million related to options that were vested as of December 19, 2012 and is included in the Company’s consolidated financial statements for the year ended December 31, 2012. An additional $1.3 million was recognized as a reduction in capital related to options that vested during the year ended December 31, 2013, and the remaining $1.7 million will be recognized as a reduction of capital ratably as the options vest and the cash distributions are made. As holders of Holdings stock options with performance-based vesting conditions received no consideration, no additional stock-based compensation expense was recognized related to these awards.

The receipt of cash dividends by certain holders of the 34.5 million shares of Holdings Common Stock accounted for as early exercise of stock options resulted in approximately $10.7 million of additional stock-based compensation to the Company in the year ending December 31, 2012. No stock-based compensation expense had previously been recognized related to these awards as the vesting conditions that would trigger recognition of expense, a change in control or public offering of Holdings Common Stock, were not deemed probable at the date of the dividend or at December 31, 2012; therefore, the entire value of the dividend received by the holders of these shares was deemed to benefit the holder and resulted in stock-based compensation expense to the Company.

Stock-based Award Activity

A summary of the status and activity for stock option awards under the Plan for the year ended December 31, 2013, is presented below:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	127,837	$0.82	7.9
Granted	24,610	1.15
Exercised	(1,194)	(1.00)
Forfeited	(2,110)	(0.83)
Expired	(492)	(1.00)

Outstanding at December 31, 2013	148,651	0.88	7.3

Vested and unvested expected to vest at December 31, 2013	145,063	0.88	7.3
Exercisable at December 31, 2013	21,277	1.00	7.0

A summary of the status and activity for restricted stock units for the year ended December 31, 2013 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (in years)

Unvested at December 31, 2012	36,850	$0.66	N/A
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled	—	—

Unvested at December 31, 2013	36,850	$0.66	N/A

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The value of the Company’s restricted stock was determined using methods similar to those used for options.

Total unrecognized compensation expense, net of forfeitures, related to stock based awards and unpaid cash distributions to option holders at December 31, 2013 was $79.8 million. Of this amount, $51.0 million related to Holdings’ non-vested employee stock option plan, of which $13.1 million related to awards which become exercisable based on service-based vesting conditions that will be recognized over an implicit and/or explicit weighted average service period of 3.1 years and $37.9 million of unrecognized compensation expense related to stock option awards that vest upon meeting certain performance conditions (a change in control or a public offering of Holdings Common Stock). Compensation expense for these awards will be recognized upon attainment of a performance condition. Of the remaining $28.8 million of unrecognized compensation expense, $25.3 million relates to Holdings restricted stock and $3.5 million relates to unpaid cash distributions on unvested options resulting from the Holdings 2012 recapitalization transaction discussed above. Compensation expense for Holdings restricted stock will be recognized upon a change in control or public offering of Holdings common stock, and compensation expense related to the Holdings 2012 recapitalization transaction will be recognized as the associated options vest.

7. Stockholder’s Equity

As of December 31, 2013 and 2012, 10 shares of the Company’s common stock were issued and outstanding to Intermediate at $0.01 par value.

When shares of Holdings Common Stock are issued and cash proceeds are remitted to the Company, the number of shares of the Company’s stock outstanding does not change and the proceeds are treated as a capital contribution for accounting purposes.

In December 2012, the Company paid a dividend of $100.0 million to Intermediate, which in turn paid a dividend of $100.0 million to Holdings. Prior to this dividend, Holdings issued $350.0 million of 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture dated as of December 18, 2012 (the “Toggle Notes Indenture”). Holdings used this dividend as well as the net proceeds of $339.0 million from this debt issuance to fund both a cash dividend to its stockholders and related cash distributions to its option holders. The Company’s cash dividend to Intermediate was accounted for in the Consolidated Financial Statements as a return of capital. The Holdings recapitalization and associated dividend to shareholders and cash distribution to option holders also resulted in additional stock-compensation expense being recorded by the Company in the year ended December 31, 2013 and the fourth fiscal quarter of the year ended December 31, 2012. During the year ended December 31, 2013, the company recorded additional stock-based compensation expense in the amount of $3.1 million related to cash distributions paid and owed to option holders. For further information on the stock based compensation impacts of the Holdings recapitalization transaction, refer to Note 6 “Stock-Based Compensation” above.

In October 2013, the Company received $8.2 million in capital contributions from Holdings. $5.0 million related to the September 2013 cash purchase of Holdings Common Stock by the Company’s CEO, $0.5 million related to proceeds from the exercise of Holdings Common Stock options, and the remaining $2.7 million was composed of Holdings excess operating cash balances.

Furthermore, subject to the limitations placed upon the Company by its debt covenants, the Company intends to declare and pay dividends to Holdings on an ongoing semi-annual basis to enable Holdings to service the Toggle Notes. The Company paid the first and second of these dividends in the amount of $14.3 million and $14.4 million in June and December 2013 respectively. For further information on the Toggle Notes, refer to Note 16 “Debt” below.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

The Company has obligations under non-cancelable operating leases for real estate and equipment. Real estate leases are for the Company’s corporate headquarters, sales offices, major operating units and data centers. In addition, the Company has purchase obligations for data content. Certain of the leases include renewal options and escalation clauses.

Future contractual commitments and obligations, as of December 31, 2013, are summarized in the chart below.

	Payment Due by Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long Term Debt (Note 16)	$1,995,214	$25,356	$26,844	$1,943,014	$—
Operating Lease Obligations	132,079	22,354	38,869	22,739	48,117
Purchase Obligations	41,838	41,838	—	—	—
Fixed Rate Interest Obligations	329,450	71,750	143,500	114,200	—
Interest Rate Cap Premium Installments (Note 15)	1,247	1,247	—	—	—

Total	$2,499,828	$162,545	$209,213	$2,079,953	$48,117

The Company expects to satisfy its lease and other contractual obligations from cash on hand and existing cash flows. Key operating locations operate in facilities under long-term leases, the earliest of which will expire in 2014. The Company believes that were it to be unable to renew any of the leases that are due to expire in 2014, suitable replacement properties are available on commercially reasonable terms.

Rental expense was $23.9 million for the year ended December 31, 2013, $20.9 million for the year ended December 31, 2012, and $23.7 million for the year ended December 31, 2011. The Company records rent expense for leases with escalating payment terms or free-rent periods on a straight-line basis. The difference between the straight-line expense and cash payments resulted in a deferred-rent liability. This deferred-rent liability was $14.5 million and $13.9 million as of December 31, 2013 and 2012, respectively.

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

Long-Term Debt Obligations in the above table include the Company’s obligations under the Senior Secured Credit Facilities and the Senior Notes due 2018, including outstanding letters of credit. Fixed Rate Interest Obligations in the table above include the Company’s interest obligations under the Senior Notes due 2018 which are stated at fixed interest rate of 10.25%. The Company also has variable interest rate obligations under the Senior Secured Credit Facilities which are not included in the table above. Outstanding letters of credit totaled $0.6 million at December 31, 2013. Excluded from the above table are any payments related to the Holdings Toggle Notes, as that debt is not the Company’s obligation. Although the Company is not a party in the Toggle Notes indenture, withstanding any limitations placed upon the Company’s under its covenants, the Company intends to provide Holdings, through the payment of dividends, the funds required to service the Toggle Notes on at least a semi-annual basis. These interest payments are due June 15 and December 15 of each year until maturity. The Company expects to provide Holdings dividends in the amount of $14.4 million ($28.8 million annually) to fund these payments on an ongoing basis.

On February 6, 2013, the Company refinanced its Term Loan. Refer to Note 16 “Debt” for additional information.

In connection with the provision of services in the ordinary course of business, the Company may be required to indemnify customers against third-party claims that the Company’s products or services infringe on the intellectual property rights of others. The Company has not been required to make material payments under such provisions. The Company is involved in litigation and is the subject of claims made from time to time, including with respect to intellectual property rights. A portion of the defense and/or settlement costs in some such cases is covered by various commercial liability insurance policies. In other cases, the defense and/or settlement costs are paid from the Company’s existing cash resources. In addition, the Company’s third-party data suppliers audit the Company from time to time in the ordinary course of business

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(including audits underway) to determine if data the Company licenses for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. In view of the Company’s financial condition and the accruals established for related matters, management does not believe that the ultimate liability, if any, related to any of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the amounts shown in the table above, $22.7 million of gross unrecognized tax benefits have been recorded in income taxes, as the Company is uncertain if or when such amounts may be settled. Related to these unrecognized tax benefits, the Company also recorded income taxes payable of $1.2 million for potential gross interest and penalties at December 31, 2013, not included in the table above.

9. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Domestic	$6,658	$(56,006)	$(117,030)
Foreign	21,837	39,155	32,459

Total	$28,495	$(16,851)	$(84,571)

Income tax benefit consists of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$4,762	$(118)	$1,549
State	480	130	(1,472)
Foreign	7,018	9,526	9,605

Total current:	$12,260	$9,538	$9,682
Deferred:
Federal	4,722	(13,139)	(42,356)
State	(2,950)	(4,083)	(8,909)
Foreign	(19,043)	(10,184)	(13,672)

Total deferred	(17,271)	(27,406)	(64,937)

Income tax benefit	$(5,011)	$(17,868)	$(55,255)

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

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred income tax assets (liabilities) in the Consolidated Financial Statements are as follows at December 31 (in thousands):

	2013	2012
Current deferred tax assets:
Accrued expenses	$1,282	$3,431
Accounts receivable allowances	2,068	1,434
Retirement benefit plans	0	6,288
Net operating loss carry forwards	5,085	10,851
Other current assets	2,412	1,552

Total current deferred assets before valuation allowance	10,847	23,556
Valuation allowance	(136)	(160)

Total current deferred tax assets	10,711	23,396

Current deferred tax liabilities:
Other current liabilities	—	—

Total current deferred tax liabilities	—	—

Total current deferred tax assets, net of liabilities	10,711	23,396

Long term deferred tax assets:
Deferred stock compensation	4,350	3,109
Deferred compensation	824	1,117
Non-compete agreements	596	1,615
Net operating loss carry forward	5,342	17,268
Foreign tax credit carry forward	15,172	14,158
Retirement benefit plan	185	—
Other long term assets	9,068	6,251

Total long term deferred assets before valuation allowance	35,537	43,518
Valuation allowance	(1,271)	(872)

Total long term deferred tax assets	34,266	42,646

Long term deferred tax liabilities:
Intangibles assets	(555,309)	(602,895)
Property	(41,502)	(27,906)
Other long term liabilities	(11,235)	(16,167)

Total long term deferred tax liabilities	(608,046)	(646,968)

Total long-term deferred tax liability, net of assets	$(573,780)	$(604,322)

At December 31, 2013, the Company has recorded a deferred tax asset for the U.S. federal net operating loss carryforward of $2.6 million that will be carried forward to 2014. The current portion of the federal net operating loss is approximately $2.6 million. The limitation with respect to net operating losses in the U.S. is 20 years and the Company expects to utilize all net operating losses within that period. The Company also recorded a deferred tax asset for various state net operating loss carryforwards of $5.6 million at December 31, 2013. The current portion of these state net operating losses is approximately $2.5 million with the remaining $3.1 million classified as long term. The Company expects to utilize the state net operating losses within the various statutory carryforward periods on a state by state basis. The Company also has various long term foreign net operating losses of $2.2 million. The Company recorded a German net operating loss carryforward of $0.5 million (subject to a full valuation allowance) at December 31, 2013. The Company recorded a Hong Kong net operating loss carryforward of $1.2 million (subject to a valuation allowance of $0.4 million) at December 31, 2013. The Company recorded a deferred tax asset for the carryforward of U.S. foreign tax credits of $15.2 million at December 31, 2013 that it expects to utilize within the statutory 10 year carryforward period.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income (loss) from operations before income taxes were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Statutory tax rate	35.0%	(35.0)%	(35.0)%
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	4.3	(15.5)	(7.1)
Foreign income taxes	(17.3)	(35.7)	(7.8)
Income tax reserve	3.0	3.3	2.1
Rate change	(32.5)	(36.0)	(8.4)
Return to provision adjustments, net	0.9	(11.4)	(7.7)
Research and development credit	(13.3)	—	(1.0)
Holdings recapitalization	—	22.3	—
Other	2.3	2.0	(0.4)

Effective tax rate	(17.6)%	(106.0)%	(65.3)%

The Company’s 2013 effective tax rate primarily differs from the statutory rate due to a reduction of the U.K. statutory tax rate enacted in July 2013 by Her Majesty’s Revenue and Customs (“HMRC”), a benefit associated with income generated in lower tax jurisdictions and the 2013 Research and Development Credit, offset by utilization of state net operating losses and tax provision to tax return adjustments with respect to the filing of prior year’s returns. Included in the Research and Development Credit for 2013 is a benefit of 5.0% for the 2012 credit. The American Taxpayer Relief Act of 2012 (“ATRA”) which extended the Research and Development Credit was not enacted until January 3, 2013; therefore, the benefit for the Research and Development Credit was recorded as a discrete item in the first quarter of 2013. The Company has an income tax receivable balance of $6.8 million at December 31, 2013. This balance is comprised of a U.S. tax receivable of $5.9 million related to carryback claims filed in September 2011 for foreign tax credits and $0.9 million related to the filing of amended income tax returns for prior years in certain foreign jurisdictions. The full balance is expected to be received within the next twelve months and is classified as current in the Company’s Consolidated Balance Sheet at December 31, 2013.

The Company currently provides U.S. income taxes on the earnings of foreign subsidiaries to the extent these earnings are currently taxable or expected to be remitted. U.S. taxes have not been provided on net accumulated foreign unremitted earnings. The cumulative amount of net undistributed earnings of the Company’s foreign subsidiaries held for investment is approximately $337.9 million at December 31, 2013. Quantification of the deferred tax liability associated with permanently invested earnings is not practicable.

Unrecognized Tax Benefits

During 2013, the Company’s balance of gross unrecognized tax benefits increased by $3.0 million and $8.8 million for current year and prior years’ build, respectively, for tax uncertainties. Pursuant to ASC Topic 740 “Income Taxes” the Company has changed its presentation with respect to transfer pricing from a net basis to a gross basis in the US. These increases were offset by a decrease of $ 1.1 million and $0.3 million upon release of reserves and settlements, respectively, related to various foreign and state tax audits, and decreased $0.4 million upon the lapse of the statute of limitations in various tax jurisdictions. As of December 31, 2013, the Company had approximately $12.2 million of net uncertain tax positions which would affect its effective tax rate if recognized ($22.7 million on a gross basis). The Company believes that it is reasonably possible that a decrease of up to $6.8 million in net unrecognized tax benefits related to federal ($5.2 million), state ($1.0 million) and foreign ($0.6 million) exposure may be necessary within the coming year. The Company believes that it is reasonably possible that approximately $0.2 million of its currently remaining net unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations in various tax jurisdictions.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for Gross Unrecognized Tax Benefits for the periods presented:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$12,679	$13,237	$12,122
Additions based on tax positions related to the current year	3,031	910	1,571
Additions for tax positions of prior years	8,849	380	2,047
Expiration of statutes	(442)	(284)	(1,136)
Reductions for tax positions for prior years	(1,113)	(988)	(1,130)
Settlements	(332)	(576)	(237)

Balance at end of period	$22,672	$12,679	$13,237

The Company recognizes net interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties of $0.1 million, $0.1 million and $0.3 million were provided in income tax expense for uncertain tax positions for the years ended December 31, 2013, 2012 and 2011, respectively. Gross reserves for interest and penalties of $1.2 million and $1.0 million have been provided at December 31, 2013 and 2012, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities in various jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2008 through 2012. Other tax years that remain subject to examination include 2006 through 2012 for significant states and 2010 through 2012 for Germany.

10. Retirement Plans

Interactive Data 401(k) Plan (U.S.)

The Company’s U.S. employees are eligible to participate in a 401(k) Plan (the “Plan”) effective July 30, 2010. The Plan allows all employees to make contributions of a specified percentage of their compensation. The Company matches up to 4.5% of the employee’s eligible pay if the employee contributes at least 6.0% of his or her eligible pay, subject to statutory limits. The Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. In addition, certain employees of the Company participate in the Interactive Data Non-Qualified Savings Plan (the “Savings Plan”) effective July 30, 2010. This Savings Plan allows those employees to set aside a portion of their compensation above the statutory limits. The employer contribution portion for the Savings Plan is the same as the Plan. Contributions made by the Company for the Plan are determined as a percentage of covered salary and amounted to $6.3 million, $6.0 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Plan includes an additional discretionary contribution and this contribution is expected to be equivalent to 1.25% of eligible employee compensation. For this benefit for the years ended December 31, 2013, 2012 and 2011, the Company contributed $2.1 million, $2.2 million and $1.9 million, respectively. The 2012 contribution was made in April 2013 and is reflected in Accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2012. The 2013 contribution is expected to be made by April 2014 and is reflected in Accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013.

Interactive Data Pension Plan (U.K.)

The Company’s U.K. employees are eligible for an Interactive Data Pension Plan (the “U.K. Plan”) effective October 1, 2010. The U.K. Plan is a defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount. The Company recorded expense in the Statements of Operations of $3.0 million, $3.0 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the U.K. Plan.

11. Related Party Transactions

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, which was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement,

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

such affiliates are entitled to receive an aggregate annual management fee of $3.0 million which may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the SEC. The Company recorded management fees in the statement of operations under the Management Agreement of $3.0 million for both the years ended December 31, 2013 and 2012. The amount due to such affiliates of the Sponsors at December 31, 2013 and 2012 was approximately $0.4 million and $0.4 million, respectively, and is included in Accrued liabilities on the Company’s Consolidated Balance Sheets.

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

Furthermore, in the event of an initial public offering of Holdings common stock or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

As of December 31, 2013, certain executives have purchased an aggregate of 36.9 million shares of Holdings common stock for $1.00 per share, and 8.6 million shares of Holdings common stock for $1.16 per share. These individuals are employees of the Company and the Company is a consolidated subsidiary of Holdings. The 36.9 million shares purchased for $1.00 per share were recorded as restricted stock liabilities within the Company’s Condensed Consolidated Balance Sheet. Refer to Note 6 “Stock Based Compensation” for further discussion of the Company’s associated long-term restricted stock liability.

Executive Stock Purchase Agreement

Under the terms of the Employment Agreement dated September 12, 2013 between the Company and its newly appointed Chief Executive Officer, the Chief Executive Officer was provided the right to execute a subscription agreement to purchase $10.0 million worth of Holdings common stock, or 8.6 million shares at $1.16 per share. The subscription agreement was subsequently executed on September 26, 2013. The consideration for the purchase is composed of $5.0 million cash and a $5.0 million secured, recourse promissory note issued by the Chief Executive Officer to Holdings on September 26, 2013. The promissory note matures upon the earlier to occur of (i) the termination of the Chief Executive Officer’s employment for “cause” (as defined in the Employment Agreement), (ii) two business days prior to the anticipated occurrence of any event (as reasonably determined by Holdings) with respect to the Chief Executive Officer, which, in any such case if the promissory note were to be outstanding on and/or after such date, would result in the Note violating Section 402 of the Sarbanes-Oxley Act of 2002, and (iii) the eighteen (18) month anniversary of the promissory note issuance date. In connection with the purchase, the Chief Executive Officer became a party to the Shareholders Agreement dated as of July 29, 2010, by and among, Holdings, the Company, Intermediate and certain stockholders of Holdings. The acquired shares are subject to transfer restrictions and repurchase rights following termination of employment.

Tax Sharing Agreement

The Company has entered into a tax sharing agreement with Holdings. The agreement provides that Holdings file a consolidated federal tax return, and that any determined tax liability/benefit shall be apportioned between Holdings and the Company, as if the Company had filed a return on a stand-alone basis.

12. Segment Information

The Company operates in two reportable operating segments by providing financial market data, analytics and related services to financial institutions and active traders and investment community professionals worldwide.

Pricing and Reference Data

The Pricing and Reference Data segment provides an extensive range of financial market data services and analytics to customers worldwide including banks, brokerage firms, mutual fund companies, ETF sponsors, hedge funds, pension funds, insurance companies and asset management firms. In addition, Pricing and Reference Data offerings are also used by

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

financial information providers, information media companies, and VARs such as software providers, processors, custodians and other outsourcing organizations. The Pricing and Reference Data Segment has three core offerings: 1) Evaluated pricing services, which are daily opinions of value, on approximately 2.7 million fixed income securities, international equities and other hard-to-value financial instruments; and 2) Reference data, which encompasses listed markets pricing and descriptive information covering over ten million global financial instruments for use across the securities and financial instrument processing lifecycle; and 3) Fixed income portfolio analytics and fixed income data to help manage risks and analyze the sources of risk and return.

Trading Solutions

The Trading Solutions segment provides thousands of customers worldwide with products and services that support a range of trading, wealth management and other investment applications. The Trading Solutions segment has two primary offerings: 1) real-time market data feeds and trading infrastructure managed services used by banks, brokerage firms, asset managers, hedge funds, proprietary trading firms and VARs in order to facilitate and support low latency electronic trading across a range of asset classes as well as support other applications such as portfolio pricing, risk and compliance; and 2) customized hosted web applications and workstations that facilitate access to market data and related analytics and tools for financial advisors, energy and commodity professionals, active traders and individual investors, other investment community professionals, and a range of corporate clients. Reportable segment financial information is as follows (in thousands):

	Year Ended December 31,
	2013	%	2012	%	2011	%
Revenue (a):
Pricing and Reference Data	$639,631	71%	$612,422	70%	$591,920	68%
Trading Solutions	265,482	29%	267,739	30%	275,803	32%

Total	$905,113	100%	$880,161	100%	$867,723	100%

Income (loss) from operations (b):
Pricing and Reference Data	$382,709	217%	$348,036	264%	$329,871	324%
Trading Solutions	34,952	20%	47,663	36%	47,962	47%
Corporate and unallocated (c)	(241,673)	(137)%	(263,848)	(200)%	(276,115)	(271)%

Total	$175,988	100%	$131,851	100%	$101,718	100%

	As of December 31,		As of December 31,
	2013	%	2012	%
Identifiable assets:
Pricing and Reference Data	$3,453,003	87%	$3,447,044	87%
Trading Solutions	331,695	8%	330,441	8%
Corporate and unallocated (d)	183,660	5%	184,823	5%

Total	$3,968,358	100%	$3,962,308	100%

The following table reconciles income from operations to income (loss) before income taxes for the periods below:

(In thousands)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Income from operations (b)	$175,988	$131,851	$101,718
Interest (expense) (net)	(137,628)	(149,526)	(157,120)
Other income (expense) (net)	347	824	(3,719)
Loss on extinguishment of debt	(10,213)	—	(25,450)

Income (loss) before income taxes	$28,494	$(16,851)	$(84,571)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenue is net of any inter-segment revenue and therefore represents only revenue from external customers.
(b)	Income (loss) from operations or the segment profit (loss) measure reviewed by the chief operating decision maker equals income from continuing operations before interest income and income taxes.
(c)	Corporate and unallocated loss from operations includes costs and expenses related to corporate, general and administrative activities in the U.S. and the U.K., stock-based compensation, costs associated with the Boxborough data center and all intangible asset amortization for the Company.
(d)	All goodwill and intangible assets have been allocated to the two reportable segments.

The following table presents the Company’s revenue by product areas for the periods below:

(In thousands)	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	%	2012	%	2011	%
Pricing and Reference Data	$639,631	71%	$612,422	70%	$591,920	68%
Real-Time Feeds and Trading Infrastructure	$112,843	12%	$110,305	12%	$114,300	13%
Hosted Web Applications and Workstations	$152,639	17%	$157,434	18%	$161,503	19%

Total	$905,113	100%	$880,161	100%	$867,723	100%

The Company does not have the capability to separately track revenues for its evaluated pricing and reference data services which are often sold together to clients under a single contract and collectively represent 94.2% of the Pricing and Reference Data segment total revenue; therefore, revenue information for this segment is presented on a consolidated basis. Within the Trading Solutions segment, revenues are presented based on groupings of similar products.

Reportable segment information for purchases of property and equipment and depreciation expense is as follows for the periods below:

Purchases of Property and Equipment
(In thousands)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Pricing and Reference Data	$14,544	$10,616	$19,581
Trading Solutions	21,193	18,179	21,200
Corporate and unallocated	46,115	32,648	9,479

Total	$81,852	$61,443	$50,260

Depreciation Expense
(In thousands)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Pricing and Reference Data	$12,560	$14,096	$13,084
Trading Solutions	19,728	20,176	19,517
Corporate and unallocated	10,249	7,184	6,790

Total	$42,537	$41,456	$39,391

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s distribution by major geographic region of revenue and long-lived assets is as follows for the periods below:

(In thousands)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
Revenue (a):
North America	$643,780	$608,307	$596,836
United Kingdom	81,617	88,998	88,688
All other European countries	126,455	120,740	126,891
Asia Pacific	40,587	48,908	42,699
Rest of World	12,674	13,208	12,609

Total	$905,113	$880,161	$867,723

(In thousands)	As of December 31,	As of December 31,	As of December 31,
	2013	2012	2011
Long-lived assets:
North America	$2,565,901	$2,621,874	$2,723,355
United Kingdom	587,483	598,589	589,793
All other European countries	145,025	144,182	149,949
Asia Pacific	132,526	159,960	174,223

Total	$3,430,935	$3,524,605	$3,637,320

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Unrealized Gain (Loss) on Securities Net Of Tax	Foreign Currency Translation Adjustments	Pension Adjustments, Net of Tax	Change in Value of Hedged Interest Rate Caps, Net of Tax	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$345	$18,780	$(243)	$737	$19,619
Year ended December 31, 2011 other comprehensive (loss) income	(100)	(6,862)	331	(2,848)	(9,479)

Balance, December 31, 2011	$245	$11,918	$88	$(2,111)	$10,140

Year ended December 31, 2012 other comprehensive income (loss)	88	22,534	(710)	556	22,468

Balance, December 31, 2012	$333	$34,452	$(622)	$(1,555)	$32,608

Year ended December 31, 2013 other comprehensive income (loss)	79	(4,781)	1,406	884	(2,412)

Balance, December 31, 2013	$412	$29,671	$784	$(671)	$30,196

The tax impact on the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31, 2013
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$141	$(62)	$79
Foreign currency translation adjustments	(4,781)	—	(4,781)
Pension adjustments	2,347	(742)	1,605
Less reclassification adjustment for amortization of pension costs included in net income	(293)	94	(199)
Change in value of hedged interest rate caps	(12)	4	(8)
Less reclassification adjustment for interest rate cap related interest expense included in net income	1,505	(613)	892

Total other comprehensive loss	$(1,093)	$(1,319)	$(2,412)

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Gross Balance	Tax Impact	Net of Tax
Unrealized gain on securities	$139	$(51)	$88
Foreign currency translation adjustments	22,534	—	22,534
Pension adjustments	(1,199)	440	(759)
Less reclassification adjustment for amortization of pension costs included in net income	155	(106)	49
Change in value of hedged interest rate caps	(567)	231	(336)
Less reclassification adjustment for interest rate cap related interest expense included in net income	1,504	(612)	892

Total other comprehensive income	$22,566	$(98)	$22,468

	Year Ended December 31, 2011
	Gross Balance	Tax Impact	Net of Tax
Unrealized loss on securities	$(169)	$69	$(100)
Foreign currency translation adjustments	(6,862)	—	(6,862)
Pension adjustments	858	(258)	600
Less reclassification adjustment for amortization of pension costs included in net income	(385)	116	(269)
Change in value of hedged interest rate caps	(5,178)	2,107	(3,071)
Less reclassification adjustment for interest rate cap related interest expense included in net income	376	(153)	223

Total other comprehensive loss	$(11,360)	$1,881	$(9,479)

14. Fair Value Measurements

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the fair values of the Company’s assets and liabilities as of December 31:

	December 31, 2013
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$356,733	$—	$—	356,733
Short Term Investments	3,445	—	—	3,445
Other (1)	2,030	—	—	2,030

Total Assets	$362,208	$—	$—	$362,208

	December 31, 2013
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$2,030	$—	$—	$2,030

Total Liabilities	$2,030	$—	$—	$2,030

	December 31, 2012
	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and Cash Equivalents	$224,597	$—	$—	$224,597
Short Term Investments	23,581	—	—	23,581
Other (1)	2,743	—	—	2,743
Interest Rate Cap – Derivative (2)	—	14	—	14

Total Assets	$250,921	$14	$—	$250,935

	December 31, 2012
	Fair Value Measurements Using			Liabilities at
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Other (1)	$2,743	$—	$—	$2,743
Contingent Consideration (3)	4,671	—	—	4,671

Total Liabilities	$7,414	$—	$—	$7,414

(1)	Consists of mutual fund assets held in a rabbi trust included in other current assets, and a corresponding non-qualified deferred compensation plan liability included in accrued liabilities. The fair value of the mutual fund assets and related liability are based on each fund’s quoted market price at the reporting date.
(2)	The estimated fair values of the Company’s interest rate cap derivative instruments are based on market prices obtained from an independent third party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts. Derivative instruments are included in Other assets, within the Company’s Consolidated Balance Sheet at December 31, 2012. The balance related to this item at December 31, 2013 in deemed immaterial. Refer to Note 15, “Derivatives,” below for further discussion and information.
(3)	Represents the calculated value of the additional contingent consideration (“Earn-Out”) liability related to the Company’s January 2010 acquisition of the assets of 7ticks, LLC, deemed current and recorded in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2012. This amount represents the final payment due under the Earn-Out clause of the purchase agreement and is deemed to approximate its fair value as it is calculated using observable inputs and was paid in early 2013.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of borrowings outstanding on the Company’s Senior Secured Credit Facilities bear interest at a variable rate and are considered to approximate fair value. The carrying value of the Company’s Senior Notes due 2018, which bear interest at a fixed rate, differ from their fair values as follows:

	December 31, 2013
(in thousands)	Carrying Value (1)	Fair Value
Senior Notes due 2018	$700,000	$770,413

(1)	Excludes original issue discount.

The fair value of the Company’s Senior Notes due 2018 is based on market-based information available from public sources representing a Level 1 valuation.

15. Derivatives

Interest Rate Cap – Cash Flow Hedge

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

To the extent the cash flow hedge is effective at offsetting the changes in cash flow being hedged, changes in its fair value are recognized in accumulated other comprehensive income (“AOCI”), until the hedged item affects earnings. Changes in fair value relating to the ineffective portion are immediately recognized in earnings. Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As of December 31, 2013 and December 31, 2012, the Company determined that the existence of hedge ineffectiveness, if any, was immaterial and all changes in the fair value of the caps are recorded in the Consolidated Statements of Comprehensive Income as a component of AOCI.

The aggregate fair value of these interest rate caps was determined to be approximately $4.5 million at inception and less than $0.01 million at December 31, 2013 and 2012, and is included in Other assets on the Company’s Consolidated Balance Sheets. Refer to Note 14 “Fair Value Measurements” above for related fair value disclosures.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the location of the Company’s derivative financial instruments on the Consolidated Balance Sheets and the loss recognized in AOCI related to the interest rate caps for the following reporting periods ended (in thousands):

	Balance Sheet Location	December 31, 2013	December 31, 2012
Assets:
Derivative instruments designated as a cash flow hedge:

Interest rate cap contracts	Other Assets	$1	$14

(In thousands, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Amount of income (loss) recognized in other comprehensive income, net of taxes:

Interest rate caps	$884	$556	$(2,848)

During the years ended December 31, 2013, 2012 and 2011, $1.5 million, $1.5 million, and $0.4 million, respectively, was reclassified from AOCI to the Company’s Consolidated Statements of Operations related to the derivative financial instruments. The Company expects to similarly reclassify approximately $1.1 million from AOCI to the Consolidated Statement of Operations in the next twelve months.

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

On February 6, 2013, the Company completed a second refinancing of its Term Loan Facility (the “Term Loan Facility”) through an amendment (the “Amendment”) to its credit agreement (the “Senior Secured Credit Facilities”). The terms of the Amendment provide for, among other things, the following:

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

Prior to the February 2013 refinancing, the Company had debt financing costs and original issue discount (“OID”) specific to its Term Loan Facility of $26.0 million and $27.9 million, respectively, recorded in its Condensed Consolidated Balance Sheet. The debt financing costs were included within Deferred financing cost, net and the OID was included within Borrowings, net of current portion and original issue discount and both balances were being amortized as non-cash interest expense over the remaining term of the Term Loan Facility using the effective interest rate method. In connection with the February 2013 refinancing, the Company incurred additional debt financing costs of $3.1 million, all of which represented direct issuance costs. Of this amount $2.7 million was expensed as loss on extinguishment of debt during the year ended December 31, 2013 and $0.4 million is being amortized as a non-cash interest expense over the remaining term of the amended Term Loan Facility using the effective interest rate method.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of the February 2013 refinancing, the Company recorded a $10.2 million charge in its Condensed Consolidated Statement of Operations as an extinguishment of debt for the year ended December 31, 2013. This charge included $3.6 million of debt financing costs, $3.9 million of OID and $2.7 million of direct issuance costs as described above.

At December 31, 2013 and 2012, the Company has recorded debt financing costs of $21.5 million and $31.1 million, respectively, in its Consolidated Balance Sheets within Deferred financing costs, net, and $19.6 million and $28.5 million, respectively, comprised of early payment fees paid to lenders and OID included within Borrowings, net of current portion and original issue discount. These amounts are being amortized as a non-cash interest expense over the remaining amended term of the amended Term Loan Facility using the effective interest rate method.

Total amortization of deferred financing costs and original issue discounts related to the Senior Secured Credit Facilities in the years ended December 31, 2013, 2012 and 2011 was approximately $11.4 million, $13.0 million and $13.1 million, respectively, and is recorded as interest expense in the Company’s Consolidated Statements of Operations.

The Senior Secured Facilities include a Revolving Credit Facility providing for aggregate borrowings of up to $160.0 million with sub-limits of $40.0 million for letters of credit and $30.0 million for same-day notice borrowings. As of December 31, 2013 and December 31, 2012, the Company had $0.6 million and $4.5 million, respectively, of letters of credit outstanding related to certain operating leases and no other borrowings outstanding under the Revolving Credit Facility. The initial applicable margin for Revolving Credit Facility borrowings was 5.00%. The applicable margin decreases to 4.75% upon the Company attaining a total-leverage ratio of 5:1. During the second quarter of the year ended December 31, 2012 the Company attained a leverage ratio below the established threshold and its applicable margin was reduced to 4.75%. The Company has retained a leverage ratio below the established threshold for the year ended December 31, 2013. Interest on the outstanding borrowings and a commitment fee on the unutilized portion of the Revolving Credit Facility are payable at the end of each calendar quarter. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

During each of the years ended December 31, 2013, 2012 and 2011, the Company recorded and paid commitment fees on letters of credit of $0.2 million.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) the LIBOR rate plus an applicable margin or (b) the highest of (1) the prime commercial lending rate publicly announced by Bank of America as the “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR rate plus 1.00%, plus an applicable margin. Regardless of whether actual LIBOR rates fall below 1.00% (as they have in recent periods), for purposes of determining the Term Loan Facility interest rate, the LIBOR rate is subject to a floor of 1.00%. The initial applicable margin was 3.50%. The applicable margin reduces to 3.25% upon the Company’s achievement of a total leverage ratio of 5.75:1 or less. Prior to the February 2013 refinancing, the LIBOR applicable margin was 3.25%. Following the February 2013 refinancing, the LIBOR applicable margin is 2.75%. As of December 31, 2013, the Company’s total leverage ratio was below 5.75:1 resulting in an applicable margin of 2.75%. The highest of the three rates in (b) was 5.00% for the year ended December 31, 2013. Since the inception of the Term Loan Facility, the Company has elected the three-month LIBOR rate. At December 31, 2013, the Term Loan Facility interest rate was 3.75%, composed of a LIBOR floor of 1.00% plus an applicable margin of 2.75%.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded and paid interest on the Term Loan Facility of $50.5 million, $60.1 million, and $66.2 million, respectively.

Pursuant to the February 6, 2013 refinancing, the Company is required to pay equal quarterly principal installments in aggregate annual amounts equal to 1% of the funded principal amount of the Term Loan Facility beginning with the quarter ending June 30, 2013, (subject to the application of the 2012 annual excess cash flow mandatory prepayment described below) with any remaining unpaid principal balance being payable on the February 11, 2018 maturity date. During the year ended December 31, 2013, due to the application of 2012 annual excess cash flow mandatory prepayment (“ECF payment”) to the Company’s Term Loan Facility scheduled amortization payments, the Company made three scheduled principal payments for a total of $9.8 million related to the Term Loan Facility.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.75% per annum to the lenders under the Revolving Credit Facility for the amount of unutilized commitments. The commitment fee percentage may be reduced to 0.50% subject to the Company reducing its total leverage ratio, as defined in the Senior Secured Credit Facilities agreement, to 5.0:1.0. During the year ended December 31, 2013, the Company’s total leverage ratio was below the 5.0:1.0 threshold and the commitment fee was reduced to 0.50%. The Company is also required to pay customary letter of credit fees.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013, 2012 and 2011, the Company recorded and paid commitment fees on the Revolving Credit Facility of $0.8 million, $0.9 million, and $1.2 million, respectively.

The Senior Secured Credit Facilities contain certain mandatory prepayment requirements. These include: (i) a percentage of annual excess cash flow, (ii) payments related to certain asset sales and (iii) payments of the cash proceeds of certain types of newly incurred debt. Determination of any mandatory prepayment amount is based on pre-established formulas as set forth in the credit agreement. The determination of the ECF payment was made for the Company’s fiscal years ended December 31, 2013 and December 31, 2012, with the prepayments due 90 days from that date. Because the Company achieved a total leverage ratio of 4.75:1.0, the ECF payment percentage was stepped down from 50% of ECF to 25% of ECF. These amounts are offset against future principal payments due on the Term Loan. The amounts determined to be payable as ECF payments at December 31, 2013 and December 31, 2012 were $25.4 million and $20.3 million, respectively, and accordingly were reflected as current in the Company’s Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. In the first quarter of 2013, but after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission, certain lenders elected to refuse their portion of the 2012 ECF payment. These refusals totaled approximately $16.6 million. The aggregate refused amount was reclassified and reflected as long-term in the Company’s Consolidated Balance Sheet in the first quarter of 2013.

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and December 31, 2012, the Company was in compliance with its Senior Secured Credit Facilities covenants.

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

Interest on the Senior Notes accrues at the rate of 10.25% per annum and is payable semi-annually in arrears on February 1 and August 1, to holders of the notes of record on the immediately preceding January 15 and July 15. During the year ended December 31, 2013, 2012 and 2011, the Company made interest payments on its Senior Notes of $71.8 million, $71.8 million, and $72.1 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013 and December 31, 2012, the Company was in compliance with the covenants included in the Indenture.

In connection with the Senior Notes, the Company incurred debt financing costs of $19.2 million, of which $10.5 million represented direct issuance costs and commitment fees paid to the underwriters and $8.7 million represented transaction costs incurred with third parties. These costs were capitalized as deferred financing costs and reported in Deferred financing costs, net on the Consolidated Balance Sheets, net of amortization, for the years ended December 31, 2013 and 2012. These costs are being amortized from the merger date over the remaining term of each debt instrument using the effective interest rate method.

At both December 31, 2013 and December 31, 2012, the Company had $29.9 million of unpaid interest on the Senior Notes accrued in its Consolidated Balance Sheets. During each of the years ended December 31, 2013, 2012 and 2011, the Company recorded $4.6 million of amortized interest expense, related to the capitalized debt financing costs and debt discount accretion, in its Consolidated Statement of Operations. The original issue discount with regard to the Senior Notes totaled $17.5 million at July 29, 2010. The original issue discount is being amortized over the life of the loan using the effective interest rate method.

Total borrowings consisted of the following at December 31:

(in thousands)	Successor	Successor
	December 31, 2013	December 31, 2012
Short-Term Debt:
Revolving Credit Facility	$—	$—
Term Loan Facility	25,356	20,258

Net Short-Term Debt:	$25,356	$20,258

Long-Term Debt:
Term Loan Facility	$1,269,858	$1,282,624
Senior Notes	700,000	700,000
Less Original Issue Discount – Term Loan	(19,628)	(28,477)
Less Original Issue Discount – Senior Notes	(10,080)	(12,260)

Net Long-Term Debt	$1,940,150	$1,941,887

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The future minimum principal payment obligations due per the Senior Secured Credit Facilities and Senior Notes due 2018 are as follows (in thousands):

Year Ending December 31,	Principal Payments
2014 (a)	$25,356
2015	744
2016	13,050
2017	13,050
2018	1,943,014

Total	$1,995,214

(a)	Pursuant to the terms of the credit agreement, individual lenders may opt to refuse their share of any ECF payment. This balance assumes that there will be no refusals; however, the actual payment may differ from this amount depending on the final decisions of the individual lenders.

Igloo Holdings Senior PIK Toggle Notes Due 2017

On December 18, 2012, Holdings issued $350.0 million 8.25%/9.00% Senior PIK Toggle Notes (the “Toggle Notes”) which mature on December 15, 2017, pursuant to an indenture, dated as of December 18, 2012 (the “Toggle Notes Indenture).

The Toggle Notes are structurally subordinated to the Senior Notes and any other indebtedness and other liabilities of the Company and other subsidiaries of Holdings. Claims of creditors of the Company and such other Holdings subsidiaries, including trade creditors, the Senior Secured Credit Facilities lenders and claims of preferred stockholders will have priority with respect to the assets and earnings over the claims of Holdings’ creditors, including the holders of the Toggle Notes. The Company and its subsidiaries are not guarantors or obligors of the Toggle Notes. In addition, the Toggle Notes are unsecured. None of the Company’s assets, or any of its subsidiaries’ assets, are pledged to secure the Toggle Notes. Holdings is the Company’s indirect parent company with no material operations of its own and only limited assets or operations other than the indirect ownership of all of the Company’s capital stock. Accordingly, Holdings is dependent upon the distribution of the earnings of its subsidiaries, whether in the form of dividends, advances, payments on account of intercompany obligations or otherwise, to service its debt obligations. Therefore, subject to the limitations placed upon the Company by the covenants under the Senior Secured Credit Facilities and the Indenture governing the Senior Notes due 2018, the Company plans to provide Holdings, through the declaration and payment of cash dividends, the funds required by Holdings to service the Toggle Notes on at least a semi-annual basis. The first such dividend was declared and paid in June 2013. Semi-annual interest payments on the Toggle Notes are due June 15 and December 15 of each year commencing June 2013 and continuing until the December 15, 2017 maturity date. The amount of the semi-annual dividend that the Company plans to pay Holdings, subject to compliance with its own debt covenants, is $14.4 million, which is equal to the semi-annual Toggle Note interest payment. The first and second dividend payments made on June 15, 2013 and December 15, 2013 equated to $14.3 million (due to the interest period not covering a full 6 months), and $14.4 million, respectively.

17. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet date of December 31, 2013 up through the issuance of these consolidated financial statements and no events occurring subsequent to December 31, 2013, other than disclosed herein, were identified that would require disclosure.

On March 4, 2014, the Company received notice that the results of the United States Internal Revenue Service audits of the Company’s U.S. tax returns for the years 2008-2010 were accepted by the Congressional Joint Committee on Taxation. As a result of this acceptance, the Company expects to receive a U.S. tax cash refund of approximately $3.9 million in the first or second fiscal quarter of 2014. This refund is approximately $2.0 million less than the amount disclosed as an income tax receivable on the Company’s Consolidated Balance Sheet at December 31, 2013 as the remainder represents tax credits that will be applied to tax returns within the next 12 months. Additionally, as a result of the completed audit, the Company will release approximately $5.8 million of uncertain tax positions in the 1st quarter of 2014. The expected net impact on the Company’s Q1 2014 results of operations as a result of recording these adjustments and after applying any associated deferred tax impact, is the recognition of a $4.4 million discrete benefit.

18. Guarantor Subsidiaries

On July 29, 2010, in connection with the Merger, the Company issued $700.0 million aggregate principal amount of Senior Notes as described in Note 16. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the Senior Secured Credit Facilities described in Note 16 (collectively, the “Guarantors”).

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Each of the Guarantors is 100% owned, directly or indirectly, by the Company. Subsidiaries of the Company, either direct or indirect, that do not guarantee the Senior Notes are referred to as “Non-Guarantors”. The Guarantors also unconditionally guaranteed the Senior Secured Credit Facilities, described in Note 16.

The following condensed consolidating financial statements are presented for the information of the holders of the Senior Notes and present the condensed consolidating balance sheets as of December 31, 2013 and 2012, the condensed consolidating statements of operations, comprehensive income, and cash flows for the years ended December 31, 2013, 2012, and 2011, of the parent companies, including but not limited to Interactive Data Corporation (which is the issuer of the Notes), the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate the issuer with the Guarantors and Non-Guarantors.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100% owned by the parent and all guarantees are full and unconditional, subject to the customary automatic release provisions described in Note 16.

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$51,622	$600,270	$335,576	$(82,355)	$905,113
COSTS AND EXPENSES:
Cost of services	48,378	135,094	122,943	(8,992)	297,423
Selling, general and administrative	68,091	140,075	137,486	(73,363)	272,289
Depreciation	14,198	16,061	12,278	—	42,537
Amortization	4,453	80,226	32,196	1	116,876

Total costs and expenses	135,120	371,456	304,903	(82,354)	729,125

(LOSS) INCOME FROM OPERATIONS	(83,498)	228,814	30,673	(1)	175,988
Interest (expense) income, net	(137,486)	(170)	27	1	(137,628)
Other income (expense), net	9,213	(1)	39	(8,904)	347
Loss on extinguishment of debt	(10,213)	—	—	—	(10,213)

(LOSS) INCOME BEFORE INCOME TAXES	(221,984)	228,643	30,739	(8,904)	28,494
Income tax (benefit) expense	(95,595)	93,058	(2,475)	—	(5,012)
Equity earnings of subsidiaries, net of taxes	168,799	—	—	(168,799)	—

NET INCOME	$42,410	$135,585	$33,214	$(177,703)	$33,506

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$86,662	$535,748	$331,545	$(73,794)	$880,161
COSTS AND EXPENSES:
Cost of services	42,416	146,836	110,391	(7,265)	292,378
Selling, general and administrative	95,059	115,536	132,370	(66,529)	276,436
Depreciation	12,462	17,982	11,012	—	41,456
Amortization	12,877	85,939	39,224	—	138,040

Total costs and expenses	162,814	366,293	292,997	(73,794)	748,310

(LOSS) INCOME FROM OPERATIONS	(76,152)	169,455	38,548	—	131,851
Interest (expense) income, net	(149,786)	(300)	560	—	(149,526)
Other income, net	7,507	429	6,877	(13,989)	824

(LOSS) INCOME BEFORE INCOME TAXES	(218,431)	169,584	45,985	(13,989)	(16,851)
Income tax (benefit) expense	(86,231)	69,021	(658)	—	(17,868)
Equity earnings of subsidiaries, net of taxes	147,206	—	—	(147,206)	—

NET INCOME	$15,006	$100,563	$46,643	$(161,195)	$1,017

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$42,410	$135,585	$33,214	$(177,703)	$33,506
OTHER COMPREHENSIVE INCOME (LOSS):			—
Unrealized gain on securities, net of tax	79	—	—	—	79
Foreign currency translation adjustments	—	—	9,393	(14,174)	(4,781)
Pension adjustment, net of tax	—	—	1,605	—	1,605
Less reclassification adjustment for amortization of pension costs included in net income	—	—	(199)	—	(199)
Change in value of hedged interest rate caps, net of tax	(8)	—	—	—	(8)
Less reclassification adjustment for interest rate cap related interest expense included in net income	892	—	—	—	892

Total other comprehensive income, net of tax	963	—	10,799	(14,174)	(2,412)

COMPREHENSIVE INCOME	43,373	135,585	44,013	(191,877)	31,094

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$15,006	$100,563	$46,643	$(161,195)	$1,017
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on securities, net of tax	88	—	—	—	88
Foreign currency translation adjustments	—	—	49,212	(26,678)	22,534
Pension adjustment, net of tax	—	—	(759)	—	(759)
Less reclassification adjustment for amortization of pension costs included in net income	—	—	49	—	49
Change in value of hedged interest rate caps, net of tax	(336)	—	—	—	(336)
Less reclassification adjustment for interest rate cap related interest expense included in net income	892	—	—	—	892

Total other comprehensive income, net of tax	644	—	48,502	(26,678)	22,468

COMPREHENSIVE INCOME	$15,650	$100,563	$95,145	$(187,873)	$23,485

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2011

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME (LOSS)	$2,092,282	$691,762	$60,030	$(2,873,390)	$(29,316)
OTHER COMPREHENSIVE (LOSS) INCOME:
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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$81	$167,890	$188,762	$—	$356,733
Short-term investments	—	—	3,445	—	3,445
Accounts receivable, net of allowance for doubtful accounts and sales credits	6,885	92,773	34,339	—	133,997
Due from affiliates	—	1,162,573	405,264	(1,567,837)	—
Prepaid expenses and other current assets	7,721	10,255	7,757	—	25,733
Income tax receivable	488	5,609	707	—	6,804
Deferred tax assets	694	7,986	2,031	—	10,711

Total current assets	15,869	1,447,086	642,305	(1,567,837)	537,423

Property and equipment, net	101,478	42,245	41,829	—	185,552
Goodwill	86,935	1,124,594	425,673	—	1,637,202
Intangible assets, net	13,378	1,125,030	431,495	—	1,569,903
Deferred financing costs, net	32,737	—	—	—	32,737
Other assets	796	2,067	2,279	399	5,541
Investment in subsidiaries	4,203,791	—	1,347,378	(5,551,169)	—

Total Assets	$4,454,984	$3,741,022	$2,890,959	$(7,118,607)	$3,968,358

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$304	$12,597	$7,381	$—	$20,282
Accrued liabilities	35,254	33,065	37,878	(355)	105,842
Payables to affiliates	1,161,728	—	405,266	(1,566,994)	—
Borrowings, current	25,356	—	—	—	25,356
Interest payable	30,227	6	—	—	30,233
Income taxes payable	77	886	2,094	—	3,057
Deferred revenue	5,243	5,560	8,836	—	19,639

Total current liabilities	1,258,189	52,114	461,455	(1,567,349)	204,409

Income taxes payable	973	11,185	1,408	—	13,566
Deferred tax liabilities	38,912	447,491	87,377	—	573,780
Other liabilities	37,854	4,710	14,983	—	57,547
Borrowings, net of current portion and original issue discount	1,940,150	—	—	—	1,940,150

Total Liabilities	3,276,078	515,500	565,223	(1,567,349)	2,789,452

Total Stockholder’s Equity	1,178,906	3,225,522	2,325,736	(5,551,258)	1,178,906

Total Liabilities and Equity	$4,454,984	$3,741,022	$2,890,959	$(7,118,607)	$3,968,358

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2012

(In thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Assets:
Cash and cash equivalents	$289	$46,451	$177,857	$—	$224,597
Short-term investments	—	—	23,581	—	23,581
Accounts receivable, net of allowance for doubtful accounts and sales credits	9,382	86,717	38,756	—	134,855
Due from affiliates	60,775	703,877	277,246	(1,041,898)	—
Prepaid expenses and other current assets	7,889	5,878	11,253	1	25,021
Income tax receivable	854	5,243	156	—	6,253
Deferred tax assets	2,104	12,927	8,365	—	23,396

Total current assets	81,293	861,093	537,214	(1,041,897)	437,703

Property and equipment, net	65,407	37,459	40,054	—	142,920
Goodwill	147,649	1,066,351	426,541	—	1,640,541
Intangible assets, net	69,420	1,153,667	467,565	—	1,690,652
Deferred financing costs, net	44,854	—	—	—	44,854
Other assets	993	1,573	2,677	395	5,638
Investment in subsidiaries	3,593,228	—	1,331,341	(4,924,569)	—

Total Assets	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable, trade	$417	$9,621	$7,285	$—	$17,323
Accrued liabilities	33,353	24,941	29,076	(23)	87,347
Payables to affiliates	697,190	—	344,198	(1,041,388)	—
Borrowings, current	20,258	—	—	—	20,258
Interest payable	30,257	53	—	—	30,310
Income taxes payable	80	491	5,007	—	5,578
Deferred revenue	7,205	5,039	10,364	—	22,608

Total current liabilities	788,760	40,145	395,930	(1,041,411)	183,424

Income taxes payable	1,226	7,528	2,238	—	10,992
Deferred tax liabilities	68,642	421,656	114,024	—	604,322
Other liabilities	38,462	3,344	16,010	—	57,816
Borrowings, net of current portion and original issue discount	1,941,887	—	—	—	1,941,887

Total Liabilities	2,838,977	472,673	528,202	(1,041,411)	2,798,441

Total Stockholder’s Equity	1,163,867	2,647,470	2,277,190	(4,924,660)	1,163,867

Total Liabilities and Equity	$4,002,844	$3,120,143	$2,805,392	$(5,966,071)	$3,962,308

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2013

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$85,446	$136,345	$4,442	$(1)	$226,232

Cash flows from investing activities:
Purchase of property and equipment	(51,915)	(16,989)	(12,948)	—	(81,852)
Proceeds of insurance settlement related to property and equipment	—	2,485	—	—	2,485
Purchases of short-term investments	—	—	(3,335)	—	(3,335)
Proceeds from sale of short-term investments, net	—	—	22,857	—	22,857

Net cash (used in) provided by investing activities	(51,915)	(14,504)	6,574	—	(59,845)

Cash flows from financing activities:
Payment of long-term debt issuance costs, net of proceeds	(1,008)	—	—	(1)	(1,009)
Principal payments on long-term debt	(9,786)	—	—	—	(9,786)
Principal payments on capital leases	—	(402)	—	—	(402)
Payment of interest rate cap	(1,663)	—	—	—	(1,663)
Return of capital to parent company	(28,715)	—	—	—	(28,715)
Capital contribution from parent company	7,676	—	—	—	7,676
Capital contribution resulting from exercise of parent company stock options	514	—	—	—	514
Capital reduction resulting from cash distribution to option holders	(757)	—	(178)	—	(935)

Net cash used in financing activities	(33,739)	(402)	(178)	(1)	(34,320)
Effect of change in exchange rates on cash and cash equivalents	—	—	67	2	69
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(208)	121,439	10,905	—	132,136
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	46,451	177,857	—	224,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81	$167,890	$188,762	$—	$356,733

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

INTERACTIVE DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2013. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Year Ended December 31, 2013
Revenue	$223,504	$225,110	$224,330	$232,169	$905,113
Total costs and expenses	180,099	175,510	183,170	190,346	729,125
Income from operations	43,405	49,600	41,160	41,823	175,988
Interest expense, net	(35,209)	(34,210)	(34,198)	(34,011)	(137,628)
Other income, net	333	14	—	—	347
Loss on extinguishment of debt	(10,213)	—	—	—	(10,213)
Income tax (benefit) expense	(816)	369	(7,170)	2,605	(5,012)

Net (loss) income	$(868)	$15,035	$14,132	$5,207	$33,506

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Year Ended December 31, 2012 (1)
Revenue	$216,532	$221,243	$218,073	$224,313	$880,161
Total costs and expenses	187,483	182,941	181,345	196,541	748,310
Income from operations	29,049	38,302	36,728	27,772	131,851
Interest expense, net	(37,824)	(37,168)	(37,372)	(37,162)	(149,526)
Other income, net	247	28	329	220	824
Income tax expense (benefit)	264	1,055	(18,357)	(830)	(17,868)

Net (loss) income	$(8,792)	$107	$18,042	$(8,340)	$1,017

For the Years Ended December 31, 2013, 2012 and 2011

Schedule II Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts		Write Offs / Recoveries	Balance at End of Period
Description
Allowance for doubtful accounts and sales credits
Year Ended December 31, 2013	$5,718	$16,253	$37	(A)	$14,300	$7,708
Year Ended December 31, 2012	$5,152	$15,831	$111	(A)	$15,376	$5,718
Year Ended December 31, 2011	$6,618	$11,385	$(22	)(A)	$12,829	$5,152

(A)	Currency translation adjustments for foreign entities and general reserves for credits.

(In thousands)	Balance at Beginning of Period	Additions	Charged to Other Accounts	Realization	Balance at End of Period
Description
Valuation allowance provided against deferred tax assets
Year Ended December 31, 2013	$1,032	$372	$—	$(3)	$1,407
Year Ended December 31, 2012	$1,025	$—	$—	$(7)	$1,032
Year Ended December 31, 2011	$1,040	$—	$—	$15	$1,025

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2013. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective, in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to the Company’s management, including the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management, including the Company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

On May 14, 2013 COSO issued its 2013 update (the “Updated Framework”) to its original Internal Control – Integrated Framework issued in 1992 (the “1992 Framework”) requiring full transition to the Updated Framework by December 15, 2014. The Company’s assessment of its internal control over financial reporting for the year ended December 31, 2013 was based on the 1992 Framework. The Company has started the process to transition to the Updated Framework and expects to be fully transitioned by December 15, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Biographical information regarding our officers and directors is as follows:

Stephen C. Daffron (58) our President and Chief Executive Officer, joined the company in September 2013. From 2008 to 2013, he served as Global Head of Operations and Technology for Morgan Stanley. Prior to that role he spent more than two decades on Wall Street holding senior leadership positions at Renaissance Technologies Corp., Citigroup and Goldman Sachs & Co. Prior to his career in finance, he served as an Associate Professor at the United States Military Academy at West Point, and in various command and staff positions in the U.S. Army around the world. Dr. Daffron graduated with a B.S. from the United States Military Academy in West Point, New York and earned his M.B.A, M.A., M.Ph., and Ph.D. from Yale University in New Haven, Connecticut.

Mason Slaine (60) is executive chairman and serves as the chairman of our Board. Mr. Slaine joined the company in August 2010 as executive chairman and was appointed president and chief executive officer in September 2010. Mr. Slaine served as our president and chief executive officer from September 2010 to September 2013. From 2006 to 2011 Mr. Slaine served as Chairman of MLM Information Services, LLC, a leading vendor of corporate tax compliance software and services, which he founded in partnership with Warburg Pincus. From 1997 to 2004, Mr. Slaine served as Chairman and CEO of Information Holdings, Inc., an electronic publisher in the intellectual property and health care fields, which he founded in partnership with Warburg Pincus and which was listed on the New York Stock Exchange in 1998 and acquired by Thomson Reuters Corporation in 2004. From 1994 to 1996, he was President and CEO of Thomson Financial (formerly a division of Thomson Reuters Corporation) and held various positions at Thomson Financial from 1991 to 1993. From 1987 to 1991, he was Chairman and CEO of Securities Data Corporation, a leading financial market database, until its acquisition by Thomson Financial. From 1982 to 1986, Mr. Slaine was President and CEO of Dealers’ Digest, Inc. until its acquisition by Extel Financial Ltd. (a predecessor to Interactive Data Corporation). Mr. Slaine is a Senior Director and currently serves on the Audit and Compensation Committees of iParadigms LLC, a private company. Mr. Slaine graduated magna cum laude from Amherst College (AB) and earned his MBA at Harvard University.

Michael Bingle (41) has been a director since July 2010. Mr. Bingle joined Silver Lake in 2000 and is a Managing Partner and Managing Director. He has significant private equity investing experience in the technology and financial services industries. Prior to joining Silver Lake, Mr. Bingle was a principal at Apollo Advisors, L.P., where he evaluated and executed a variety of private equity investments. He previously worked as an investment banker in the Leveraged Finance Group of Goldman, Sachs & Co. Mr. Bingle serves on the boards of Gartner, Inc., Gerson Lehrman Group, Inc., IPC Systems, Inc., Mercury Payment Systems, LLC and Virtu Financial, LLC and on the board of Visitors of the Duke University School of Engineering. Previously Mr. Bingle was a director of Ameritrade Holding Corp., Datek Online Holdings, Inc. and Instinet, Inc. He holds a B.S.E. in Biomedical Engineering from Duke University.

Vincent Chippari (53) has served as senior vice president and chief financial officer since October 2010. Prior to joining Interactive Data, he served as chief financial officer of two private-equity backed pre-IPO technology businesses, FleetMatics Group and NameMedia, Inc. He was at Fleetmatics from January 2009 to October 2010 and NameMedia from August 2006 to January 2009. Before NameMedia, Mr. Chippari was employed by The Thomson Corporation (now Thomson Reuters). He was chief strategy officer of Thomson Healthcare, responsible for corporate strategy, mergers and acquisitions and business development from May 2005 to August 2006. Previous positions Mr. Chippari held at Thomson included senior vice president and chief financial officer of Thomson Business Information from 1990 to 1996. From 1998 to 2004, he was executive vice president and chief financial officer of Information Holdings Inc., a NYSE-listed information solutions business that was acquired by Thomson Reuters Corporation in 2004. Mr. Chippari began his career as an auditor at Price Waterhouse. He is a CPA and holds degrees from Bryant University (BSBA) and the University of Connecticut (MBA).

Cary Davis (47) has been a director since July 2010. Mr. Davis has been with Warburg Pincus since 1994 and is responsible for technology, media, and telecommunications investments in the software and financial technology sectors. He received a B.A. in economics from Yale University and an M.B.A. from Harvard Business School. Prior to joining Warburg Pincus, he was executive assistant to Michael Dell at Dell Inc. and a consultant at McKinsey & Company. Mr. Davis is a director of CrowdStrike Holdings, Inc. and GT News. In addition, he has been involved in a number of prior investments including OpenVision Technologies, Inc. (merged with VERITAS Software Corporation) and BEA Systems, Inc. Mr. Davis has been an adjunct professor at the Columbia University Graduate School of Business. He is Chairman Emeritus of the Jewish Community House of Bensonhurst and a Trustee of the American Academy in Rome.

Sean Delehanty (36) has been a director since July 2010. Mr. Delehanty has been with Silver Lake since 2003 and is a Director. Prior to joining Silver Lake, Mr. Delehanty worked in the Investment Banking Group at Lehman Brothers Holdings Inc., where he focused on mergers and financings in the technology industry. Mr. Delehanty graduated from Duke University with a B.S.E. in Mechanical Engineering.

Alexander Goor (42) has served as our chief information officer since September 2010. From April 2005 to June 2007, he was co-chief executive officer and chief information officer of Instinet, Inc. Previously, he was president of Inet ATS, Inc., Instinet Group’s electronic marketplace subsidiary established in November 2003, and also supervised the merger between Instinet, LLC and Island Holding Company. Before joining Instinet, Mr. Goor was the chief strategy officer of Datek Online Holdings Corporation (DOHC). He was also president of Watcher Technologies, a DOHC technology development and licensing subsidiary catering to professional traders and before that was president of Datek Online Brokerage Services, the firm’s online brokerage subsidiary. Mr. Goor currently serves on the technology committee of New York Presbyterian Hospital and is a graduate of Columbia University.

Lori Hannay (57) has served as our chief human resources officer since December 2008. Ms. Hannay joined the company from TRC Companies an engineering, consulting and construction management company, where she most recently held the role of vice president of human resources. She also served for more than 10 years as the vice president of global human resources and vice president of worldwide human resources and corporate services with technology firms Enterasys Networks, Inc. and GenRad, Inc., respectively. At those firms, she helped lead re-engineering initiatives, acquisition-driven integration projects, the development of global stock option and performance-based incentive plans, and the implementation of global information technology systems. Her experience also includes a decade of experience in the financial services industry as vice president and corporate secretary at First Inter-Bancorp, which was subsequently acquired by First Fidelity.

Andrew Hausman (46) has served as president of our Pricing and Reference Data business since January 2014. He joined the company in July of 2012, and prior to his current role, he served as the president of our BondEdge Solutions business. Previously, Mr. Hausman was an executive vice president managing the $1.1 billion Fixed Income & Foreign Exchange business of Thomson Reuters Corporation. Upon joining Reuters in October 2004 he headed the FX Prime Brokerage. Mr. Hausman also spent 12 years at Bloomberg where his responsibilities included managing the Electronic Trading businesses for Energy, Fixed Income, FX and Exchange Traded Derivatives. Before Bloomberg, Mr. Hausman was a manager at Bankers Trust in New York. Andrew holds a B.A. in Finance and Economics from Michigan State University. He currently resides in New Jersey with his wife and three children.

Mark Hepsworth (54) has served as president, Europe since January 2014. From September 2007 until January 2014, Mr. Hepsworth served as president, Pricing and Reference Data. In this role, he was responsible for our Pricing and Reference Data business and our BondEdge Solutions business. From October 2005 until September 2007, Mr. Hepsworth served as president of Interactive Data Real-Time Services. His experience includes a decade as Managing Director for Interactive Data Real-Time Services (formerly known as ComStock) in Europe. Mr. Hepsworth joined ComStock in Europe as General Manager in 1995.

Jay Nadler (49) is our chief operating officer with operational responsibility for both Pricing and Reference Data and Trading Solutions. Prior to joining Interactive Data in October 2010, he was president of MLM Information Services, a leading vendor of corporate tax compliance software and services, from 2005 to 2010. Prior to MLM, Mr. Nadler was employed by Information Holdings from 2000 to 2005 where he served in a variety of corporate roles, as well as president and CEO of several of the Company’s subsidiaries. Information Holdings was a NYSE-listed information vendor in the intellectual property, science, and health care fields. From 1988 to 2000, Mr. Nadler served in various roles at Thomson Financial (now Thomson Reuters), including president and chief executive officer of individual and multiple divisions. During this period, he managed businesses in a number of markets, including investment banking, investment management, investor relations, sales and trading, and wealth management. Mr. Nadler serves on the Executive Committee of iParadigms LLC, a private company. He holds a Bachelor’s degree from The Wharton School at the University of Pennsylvania.

James Neary (49) has been a director since July 2010. Mr. Neary has been with Warburg Pincus since 2000 and has served as co-head of the consumer, industrial and services team since June 2013. Mr. Neary also is a member of the firm’s executive management group. From 2010 to 2013, Mr. Neary led the firm’s late-stage efforts in the technology and business services sectors in the U.S. From 2004 to 2010, he was co-head of the technology, media and telecommunications investment efforts in the U.S. From 2000 to 2004, Mr. Neary led the firm’s Capital Markets activities. Prior to joining Warburg Pincus, he was a managing director at Chase Securities and worked in the leveraged finance group at Credit Suisse First Boston. Mr. Neary received a B.A. in economics and political science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar. Mr. Neary is the chairman of both Endurance International Group and CROSSMARK, and a director of Alert Global Media Holdings, Coyote Logistics Holdings and InComm Holdings. Mr. Neary also is on the Board of Trustees of The Brearley School in New York City and of Continuum Health Partners, which unites six New York- area teaching hospitals, including Beth Israel, St. Luke’s and Roosevelt Hospital.

Joseph Osnoss (36) has been a director since August 2010. Mr. Osnoss joined Silver Lake in 2002 and is a Managing Director. He is currently based in London, where he helps to oversee the firm’s activities in Europe, the Middle East and Africa. Mr. Osnoss is a director of Global Blue SA, Mercury Payment Systems, LLC, Sabre Corporation and Virtu Financial LLC, and previously served on the board of Instinet Incorporated. Prior to joining Silver Lake, Mr. Osnoss worked in investment banking at Goldman, Sachs & Co., where he focused on mergers and financings in technology and related industries. Mr. Osnoss graduated summa cum laude from Harvard College with an A.B. in Applied Mathematics-Economics and a citation in French language. He is a Visiting Professor at the London School of Economics, where he participates in teaching and research activities within the Department of Finance.

Andrew Prozes (68) has been a director since May 2011. Mr. Prozes currently serves as Executive Chairman of Alert Global Media Holdings, LLC (ACAMS) and Chairman of Scribestar Limited. Mr. Prozes served on the Board of Directors of Reed Elsevier PLC and Reed Elsevier NV from 2000 until December, 2010. He also served as the Chief Executive Officer of LexisNexis from 2000 until 2010. Today, he serves on the boards of Interactive Data Corporation, TransUnion Holding Company Inc., Quality Solicitors, Aptidata Inc., Ethoca Limited, and Asset International Inc. He also serves as a Director and Chair of the Human Resources Compensation Committee for Cott Corporation. Prior to joining Reed Elsevier, Mr. Prozes served as Executive Vice President and Chief Operating Officer of West Group, part of the Thomson Reuters Corporation from 1997 to 2000. Mr. Prozes is a past Chairman of The US Information Industry Association and has served on the boards of the Information Technology Association of Canada and the Canadian Newspaper Association. He is also an Executive Committee Member of The Atlantic Council of the United States, and a Director of the National Executive Service Corps (NESC). Mr. Prozes joined Southam Inc. in 1988, Canada’s largest newspaper company as President, City Newspapers and New Media. Until recently, Mr. Prozes also served as Senior Adviser to Warburg Pincus.

Chandler Reedy (33) has been a director since August 2010. He joined Warburg Pincus in 2004, and is responsible for late stage investments in technology and business services. He received an A.B. cum laude in Economics from Harvard College. Prior to joining Warburg Pincus, he was with UBS Investment Bank in the Financial Sponsors and the Mergers and Acquisitions groups. He is also a director of Coyote Logistics Holdings, LLC, Endurance International Group and Multi-View, Inc.

Carol Sweeney (61) is senior vice president and general counsel. She joined Interactive Data in 2003 as deputy general counsel. Prior to Interactive Data, Ms. Sweeney was first vice president, office of general counsel at Merrill Lynch. Ms. Sweeney held various other roles during her nearly 20 year career at Merrill Lynch, including senior counsel in Merrill Lynch’s corporate law department and director for their Y2K compliance program. Prior to joining Merrill Lynch, she worked in the Mayor’s Office of Economic Development in New York City and was an associate at the Proskauer Rose law firm. Ms. Sweeney is a graduate of New York University and New York Law School.

Daniel Videtto (54) is managing director for Asia Pacific. Based in Hong Kong, he is responsible for client relationships, business strategy, and driving growth in the Asia Pacific region. Prior to joining Interactive Data, he was chief operating officer for Deutsche Bank’s Japan business, where he was responsible for 480 front office staff in the Global Markets and Investment banking divisions. From 1994 to 2002, Mr. Videtto held senior management positions with Thomson Financial in Tokyo and New York. He served as chief executive officer for two group companies of NYSE-listed Information Holdings, Inc. He started his career with Salomon Brothers in New York, and transferred to Tokyo in 1988. Mr. Videtto holds a Bachelor’s degree from the California State University, Long Beach, and a Masters in Information Management from the Thunderbird School of Global Management.

Board Composition and Governance

Our Board of Directors currently consists of eight directors. Our by-laws provide that our Board of Directors consist of between one and ten persons. The exact number of members on our Board of Directors is determined from time to time by resolution of a majority of our Board of Directors. On July 29, 2010, we completed a merger (the “Merger”) with Igloo

Merger Corporation (“Merger Sub”) pursuant to the terms of the Agreement and Plan of Merger, dated May 3, 2010 (the “Merger Agreement”), by and among us, Merger Sub and Hg Investors LLC (“Hg LLC”). Following the Merger, Hg LLC merged with and into Igloo Intermediate Corporation (“Intermediate”). We were the surviving corporation in the Merger and as a result of the Merger, we are now wholly-owned by Intermediate, a direct subsidiary of Igloo Holdings Corporation (“Holdings”). Approximately 96% of the capital stock of Holdings is owned by investment funds affiliated with, and a co-investment vehicle controlled by, Silver Lake Group L.L.C. and Warburg Pincus LLC (collectively, the “Sponsors”). The remaining approximately 4% is primarily held by management.

Following the consummation of the Merger, pursuant to the terms of the Merger Agreement, the then current directors of Merger Sub, Messrs. Bingle, Davis, Neary, and Delehanty became our directors, with the Company as the surviving corporation to the Merger. In August 2010, Messrs. Osnoss, Reedy and Slaine were elected to the Company’s Board of Directors. In May 2011, Mr. Prozes was appointed by the Board to serve as a director, with the consent of the Sponsors.

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

The terms of Mr. Slaine’s employment agreement with the Company and Holdings require that Mr. Slaine be appointed to serve as a director of Holdings. Holdings is the parent company of Igloo Intermediate Corporation. Igloo Intermediate Corporation is our parent company.

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

Director Qualifications

The Shareholders Agreement provides that each Sponsor has the right to designate three directors. Any directors nominated to fill the directorships selected by the Sponsors are chosen by the applicable Sponsor.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a designated Compensation Committee. Compensation decisions for our executive officers are made by the Board of Directors and Compensation Committee of the Board of Directors of Holdings. The Board of Directors of Holdings has appointed Messrs. Bingle and Neary, who are also members of our Board of Directors, to serve on the Holdings Compensation Committee. None of our executive officers has served as a member of the Holdings Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or members of the Holdings Compensation Committee. Mr. Bingle is affiliated with Silver Lake and Mr. Neary is affiliated with Warburg Pincus. As of March 1, 2013, our Sponsors control approximately 96% of the outstanding common stock of Holdings. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

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

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

Our “named executive officers” for the 2013 fiscal year consisted of the following individuals:

•	Stephen C. Daffron, currently our President and Chief Executive Officer;

•	Mason Slaine, currently our Executive Chairman and Chairman of our Board (and formerly our President and Chief Executive Officer);

•	Vincent Chippari, currently our Senior Vice President and Chief Financial Officer;

•	Alexander Goor, currently our Chief Information Officer;

•	Jay Nadler, currently our Chief Operating Officer; and

•	Daniel Videtto, currently our Managing Director, Asia Pacific.

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

Determination of Compensation

The Board of Directors of Holdings (the “Holdings Board”), in consultation with Holdings’ primary stockholders, is responsible for establishing and making decisions with respect to our compensation and benefit plans generally, including all compensation decisions relating to our named executive officers. Mr. Slaine, our Executive Chairman and Mr. Daffron, our Chief Executive Officer, have significant influence on compensation decisions for our named executive officers. The Holdings Compensation Committee acts under the authority of the Holdings Board, and on occasion as requested or directed by the Holdings Board, compensation decisions may be considered and/or made by the Holdings Compensation Committee, which decisions may or may not be subject to further review and approval of the full Holdings Board.

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

Components of Compensation Established for the 2013 Fiscal Year

For the 2013 fiscal year, the compensation provided to our named executive officers generally consisted of base salary, annual bonuses, retirement benefits, and, in some cases, stock option grants and perquisites, each of which is described in more detail below. We believe that the relationship of fixed to variable compensation was properly balanced and provided us with an effective means to attract, motivate and retain our named executive officers, as well as reward them for creation of Holdings stockholder value.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts for each of our named executive officers were initially established under the named executive officer’s employment agreement. This initial amount forms the basis for base salary throughout a named executive officer’s tenure, with adjustments being made by the Holdings Board as and when appropriate, based on its consideration of, among other factors, the scope of the executive’s responsibilities, individual performance for the prior year, the mix of fixed compensation to overall compensation, and competitive market practices. Effective January 1, 2013 the annual base salaries of each of Messrs. Slaine, Chippari, Goor, Nadler and Videtto were increased by the Holdings Compensation Committee by 2%. In determining to make such increases, the Holdings Compensation Committee and Mr. Slaine, as applicable, reviewed the 2012 compensation levels of these executives, including base salary, and considered, among other factors, the intense competition for executives with the specialized experience and expertise required to implement the Company’s business plan and to expand the business, the key role of the executives to the Company’s continuing success, competitive compensation data and cost-of-living changes. Mr. Daffron’s base salary was established at his time of hire based on the Holdings Compensation Committee’s consideration of factors such as the scope of his roles and responsibilities, our overall compensation program and competitive market practices.

Annual Bonus

All of the named executive officers participated in the 2013 Corporate Bonus Plan. The Corporate Bonus Plan covers bonus-eligible corporate level employees (those employees whose business functions are not tied to a single business unit or geographic region). In his prior capacity as our Chief Executive Officer and as Chairman of our Board, Mr. Slaine was primarily responsible for the design of the 2013 Corporate Bonus Plan. Mr. Slaine worked closely with Mr. Chippari to develop 2013 fiscal year financial performance targets for the 2013 Corporate Bonus Plan, which were set at levels that corresponded to our 2013 corporate budget amounts. The proposed performance targets as well as the other features of the 2013 Corporate Bonus Plan were presented to and discussed with Messrs. Bingle and Neary (who are the two directors who constitute the Holdings Compensation Committee) as well as with certain other members of the Holdings Board. The Company’s Compensation Overview and Objectives (as further described above) were considered both in the selection of the performance measures (Bonus Plan Adjusted Revenue and Bonus Plan Adjusted EBITDA) as well as in the assessment of the appropriate level of growth over 2012 performance to be reflected in 2013 fiscal year performance targets. The Company fiscal year 2013 performance targets were set at levels that were aggressive and at a high level of expected performance based on the information available at the time the targets were established.

The 2013 Corporate Bonus Plan provides for an annual cash incentive opportunity for participants equal to a specified percentage of base salary. After completion of discussions with the various directors regarding the overall parameters of the 2013 Corporate Bonus Plan, Mr. Slaine approved the individual bonus potential guidelines under the 2013 Corporate Bonus

Plan for each of our named executive officers. For 2013, the target bonus potential for each named executive officer was as follows: 100% of base salary for Mr. Daffron (prorated based on the number of days worked in 2013), 93% of base salary for Mr. Slaine, 70% of base salary for Mr. Chippari, 100% of base salary for Mr. Goor, 100% of base salary for Mr. Nadler, and 50% of base salary for Mr. Videtto. The 2013 percentages for Messrs. Daffron, Slaine, Goor, Nadler and Videtto were consistent with the percentages determined based on pre-employment arm’s length negotiations and specified in their respective employment contracts, and Mr. Chippari’s target bonus percentage was increased to 70% in 2012. All percentages reflect Mr. Slaine and/or the Holdings Compensation Committee’s consideration of factors such as the scope of his roles and responsibilities, our overall compensation program, and competitive market practice.

In 2013, two financial performance measures were specified under the 2013 Corporate Bonus Plan for our named executive officers: (i) Bonus Plan Adjusted Revenue, and (ii) Bonus Plan Adjusted EBITDA, weighted as follows:

Performance Measure	Weighting of Performance Measures as a percent of bonus opportunity:
Bonus Plan Adjusted Revenue	25%
Bonus Plan Adjusted EBITDA	75%

We believe that the two financial performance measures are consistent with the overall goals and long-term strategic direction that the Holdings’ stockholders and the Holdings Board have set for our Company and are closely related to or reflective of financial performance, operational improvements, growth and return to stockholders. Further, the combination of these performance measures limits the ability of an executive officer to be rewarded for taking excessive risk that may harm our company because manipulation of one performance measure could have the opposite effect on the other performance measures, and performance under all of these measures is required to maximize bonus payout.

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

Company financial performance against the objective quantitative Company financial performance targets is considered by Mr. Slaine and Mr. Daffron and the Holdings directors when determining the aggregate Corporate Bonus Pool funding level. The amount the Corporate Bonus Pool is funded is established at the sole discretion of the Holdings Compensation Committee. When making the bonus pool funding determination, in addition to consideration of actual performance against the two financial performance targets, the Holdings Compensation Committee considers Mr. Daffron’s and Mr. Slaine’s recommendations on funding provided to the Holdings Board in their capacities as Chief Executive Officer and Executive Chairman, respectively, including their overall subjective assessments of the Company’s performance and the performance of the executive team as a whole. The Holdings Board also considers other factors it deems relevant in its business judgment. When making its determination of aggregate bonus pool funding, the Holdings Compensation Committee considers a non-binding guideline that 65% of the potential aggregate funding of the bonus pool is tied to the Company’s actual performance against the financial performance measures set forth above and the remaining potential 35% of aggregate funding is determined at the discretion of the Holdings Board based on factors it considers relevant.

In addition to overall bonus pool funding discretion, the bonus awarded to any individual under the 2013 Corporate Bonus Plan may be reduced or increased at the discretion of Mr. Slaine, Mr. Daffron and the Holdings Board. The exercise of discretion in any given case is based on assessment of the named executive officer’s performance against individual performance goals communicated to the executive from time to time, performance relative to the group of executive officers, important contributions made during the year, and other factors the decision makers deem relevant it its or their business judgment. Individual performance goals are designed for the purpose of encouraging our named executive officers to focus on activities and initiatives that support our corporate strategy and overall Company financial performance.

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

The 2013 Company Financial Performance measures are as follows:

Performance Measure	Target (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$921,023
Bonus Plan Adjusted EBITDA	$344,162

Actual 2013 Company Performance was as follows:

Performance Measure	2013 Actual (Amounts in Thousands)
Bonus Plan Adjusted Revenue	$910,853
Bonus Plan Adjusted EBITDA	$346,800

For 2013, the Company did not meet the quantitative Company financial performance target for Adjusted Revenue, but did achieve the target for Adjusted EBITDA. Accordingly, applying the non-binding guideline, the minimum funding of the Corporate Bonus Plan for 2013 based on quantitative financial measures was 48.75% (being 75% weighting for 65% of the pool). In consideration of the Company having achieved 99% of the Adjusted Revenue target and numerous non-financial objectives, the Holdings Compensation Committee made a determination to exercise its discretion under the Corporate Bonus Plan to fund the bonus pool for bonus eligible employees at a level equal to approximately 85% of the funding that would have occurred had all targets been met. The Holdings Compensation Committee made a determination to pay Messrs. Daffron, Slaine, Chippari, Goor, Nadler, and Videtto discretionary annual bonuses in the amounts of $152,384 (pro rated based on the number of days worked by Mr. Daffron in 2013), $566,303, $432,290, $474,700, $479,760 and $132,500, respectively, based on Mr. Slaine’s, Mr. Daffron’s and the Holdings Compensation Committee’s assessment of the named executive officer’s performance of his duties and individual contributions (other than in the case of Messrs. Slaine and Daffron, with respect to whom such assessment was made solely by the Holdings Compensation Committee) during 2013. Individual performance was assessed based on the executive’s effectiveness in carrying out his duties, individual performance relative to peers, and his contributions made during the year to Company financial performance and advancement of Company strategy. Measures considered included an executive’s (1) successful and timely advancement of key initiatives such as the development of a unified technology infrastructure and the achievement of operational efficiencies; (2) development and implementation of revenue growth strategies (both domestic and international); (3) new or enhanced product innovation, efficient product development and time to market; (4) efficient allocation of capital resources; (5) market penetration; (6) new customer development and customer retention; (6) development and management of key employees; (7) improvement of operational administration; and (8) supporting and coordinating activity across business lines and functional areas.

Equity Compensation

Holdings maintains the Igloo Holdings Corporation 2010 Stock Incentive Plan, the terms of which are described below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header. All stock option grants made under the plan are intended to provide our named executive officers with a vested interest in the success of the Company and to align their interests with those of Holdings’ stockholders. The stock options generally vest partially based on continued service during a fixed period of time and partially based on the achievement of certain net return or internal rate of return (IRR) thresholds by Holdings’ primary stockholders upon the occurrence of one or more liquidity events. The Holdings Board believes that these vesting conditions properly motivate management to maximize the return received by Holdings’ primary stockholders and also will serve as a means of retaining key management talent. Each of our named executive officers was given an initial stock option grant under the plan at his time of hire. These grants were designed to be grants of a significant and meaningful equity interest. The Holdings Board has determined that annual stock option grants are not necessary to motivate the named executive officers. While the Holdings Board generally believes that the initial grants were set at levels that will appropriately motivate our named executive officers to achieve a liquidity event for Holdings’ stockholders, given that their holdings will remain illiquid until the occurrence of such a liquidity event, from time to time, the Holdings Board reviews the outstanding existing equity grants held by the named executive officers for the purpose of assessing if an executive’s current grant size continues to be appropriate based on changes to the named executives duties and responsibilities, changes to the competitive market for similar executive talent, or internal pay equity considerations among the named executive officers and other key members of management. In 2013, the Holdings Compensation Committee granted stock options to Mr. Daffron in connection with his hire, and to Messrs. Chippari and Nadler as a result of its review of their outstanding existing equity grants as described above. The terms of these stock options are described in more detail below under the “Grant of Plan-Based Awards” header. Pursuant to the plan, our named executive officers may, at the Holdings Compensation Committee’s discretion, be subject to clawback provisions with respect to their stock option grants in the event that they engage in certain competitive activities during their employment or within six months following a termination of employment. These provisions serve to protect our intellectual property, and to help further ensure that our named executive officers act in the best interest of Holdings’ stockholders.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, which are described in more detail below under the “Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Awards Table” header. We determined that it was advisable and appropriate to enter into these agreements to attract and retain our named executive officers, to ensure that the compensation and benefits provided to our named executive officers is competitive and to ensure that we have adequate protection in the form of restrictive covenants following a termination of employment.

Retirement Benefits

In 2013, we provided retirement benefits to our named executive officers through a defined contribution 401(k) plan. 401(k) matching contributions earned by each named executive officer in 2013 are shown in the “Summary Compensation Table” and the associated footnotes below. Our named executive officers are not eligible to participate in any other pension, deferred compensation or supplemental executive retirement plans.

Other Benefits

In 2013, our named executive officers were eligible to receive the same basic benefits that were available to our other employees. We also provide certain perquisites to Mr. Videtto who was asked to relocate to Hong Kong in 2012, which include a housing allowances and cost of living adjustments. We determined that these benefits were necessary to entice Mr. Videtto to accept the position in Hong Kong.

Compensation Risk Management

The Holdings Board has reviewed our overall compensation policies and practices to determine whether those policies and practices are reasonably likely to have a material adverse effect on us and has concluded that they are not reasonably likely to have a material effect on us.

Changes in Base Salaries Effective January 1, 2014

In December 2013, the Holdings Compensation Committee voted to increase the base salaries of Messrs. Chippari, Nadler and Videtto by 8.78%, 7.08% and 0.65%, respectively, effective January 1, 2014. In making these determinations, the Holdings Compensation Committee and Messrs. Slaine and Daffron reviewed and considered the current compensation levels of these executives, including base salary as well as such additional information as the decision maker deemed necessary or relevant to an assessment of the base salaries of the executives, including, without limitation, the intense competition for executives with the specialized experience and expertise required to implement the Company’s business plan and to expand the business, the key role of the executives to the Company’s continuing success, competitive compensation data and cost-of-living changes. Effective January 1, 2014, Mr. Slaine’s base salary was adjusted to $338,293, in light of the revised scope of his duties and responsibilities associated with his role as our Executive Chairman.

COMPENSATION COMMITTEE REPORT

The Holdings Board has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, for the fiscal year ended December 31, 2013. Based on the review and discussion, the Holdings Board recommended to our Board that the CD&A be included in this Form 10-K.

Respectfully submitted,

BOARD OF DIRECTORS OF IGLOO HOLDINGS CORPORATION
Mason Slaine, Chairman
Michael Bingle Cary Davis Sean Delehanty James Neary Joseph Osnoss Andrew Prozes Chandler Reedy

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation of our principal executive officer, our principal financial officer and other named executive officers for the fiscal years ended December 31, 2013, 2012, and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

Stephen C. Daffron (1) President and Chief Executive Officer	2013	166,154	152,384	7,666,667	—	2,077	7,987,282

Mason Slaine Executive Chairman	2013 2012 2011	676,586 663,320 644,000	566,303 246,755 —	— 4,126,427 —	— — 600,000	3,188 3,125 3,062	1,246,077 5,039,627 1,247,062

Vincent Chippari Senior Vice President and Chief Financial Officer	2013 2012 2011	367,710 360,500 350,000	432,290 450,000 8,000	356,250 116,951 157,500	— — 250,000	14,663 14,375 14,088	1,170,913 941,826 779,588

Alexander Goor Chief Information Officer	2013 2012 2011	525,300 515,000 500,000	474,700 205,000 —	— 2,793,527 —	— — 500,000	14,663 14,375 14,088	1,014,663 3,527,902 1,014,088

Jay Nadler Chief Operating Officer	2013 2012 2011	420,240 412,000 400,000	479,760 290,000 —	191,667 157,247 —	— — 400,000	14,663 14,375 14,088	1,106,330 873,622 814,088

Daniel Videtto Managing Director, Asia	2013 2012	382,500 281,250	132,500 140,000	— 969,084	— —	407,613 333,339	922,613 1,723,673

(1)	Mr. Daffron joined us as our president and chief executive officer in September 2013; represents salary for the period September 20 to December 31, 2013.
(2)	Amounts reported represent the aggregate grant date fair value of option awards granted to the named executive officers in 2013. For information on the valuation assumptions with respect to awards made, refer to Note 7 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(3)	The table below shows the components of this column for 2013, which include our contributions under our 401(k) qualified defined contribution plan and perquisites:

Name	Interactive Data Retirement Plan Contribution (a)	Tax Gross-Ups		Other Perquisites		Total-All Other Compensation
Stephen C. Daffron	2,077	—		—		2,077
Mason Slaine	3,188	—		—		3,188
Vincent Chippari	14,663	—		—		14,663
Alexander Goor	14,663	—		—		14,663
Jay Nadler	14,663	—		—		14,663
Daniel Videtto	14,663	110,950	(b)	282,000	(c)	407,613

(a)	As of the end of 2013, the named executive officers were vested in the following portions of the company contributions to their 401(k) accounts: Messrs. Slaine, Chippari, Goor, and Nadler – 100%; Mr. Videtto – 33.34%; and Mr. Daffron – 0%.
(b)	Includes: (i) a $25,023 tax gross-up in respect of Mr. Videtto’s cost of living adjustment and (ii) a $85,927 tax gross-up in respect of Mr. Videtto’s housing allowance.
(c)	Includes: (i) a $192,000 housing allowance and (ii) a $90,000 cost of living adjustment, each related to Mr. Videtto’s relocation to Hong Kong.

Grant of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the fiscal year ended December 31, 2013:

Name	Type of Award	Grant Date	Number of Option Awards (#) (1)	Exercise Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($)
Stephen C. Daffron	SIP	9/23/2013	20,000,000	1.16	7,666,667	(2)

Mason Slaine	—	—	—	—	—

Vincent Chippari	SIP	9/23/2013	750,000	1.16	356,250	(2)

Alexander Goor	—	—	—	—	—

Jay Nadler	SIP	9/23/2013	500,000	1.16	191,667	(2)

Daniel Videtto	—	—	—	—	—

SIP – Igloo Holdings Corporation 2010 Stock Incentive Plan

(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.
(2)	Represents the aggregate grant date fair value of option awards granted to Messrs. Daffron, Chippari and Nadler in 2013, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 7 of this Annual Report on Form 10-K. One-third of Messrs. Daffron and Nadler’s options, and one-half of Mr. Chippari’s options, will vest over 5 years based on continued service with the Company, and two-thirds of Messrs. Daffron and Nadler’s options, and one-half of Mr. Chippari’s options, will vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon, the occurrence of certain “liquidity events” set forth in the applicable option agreements. Messrs. Slaine, Goor and Videtto did not receive option grants in 2013.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

2010 Stock Incentive Plan

Holdings maintains its 2010 Stock Incentive Plan, (as amended on September 15, 2010, January 5, 2011 and September 5, 2013) pursuant to which 160,396,876 shares of Holdings’ common stock (subject to adjustment for certain corporate transactions) are reserved for issuances of stock-based awards to our employees and other service providers as well as employees and service providers of any other direct or indirect subsidiaries of Holdings. The 2010 Stock Incentive Plan provides Holdings with the ability to grant stock options, restricted stock awards, and other equity-based incentive awards as a means of providing long-term incentive compensation. Shares of stock acquired pursuant to awards granted under the 2010 Stock Incentive Plan are subject to certain transfer restrictions and repurchase rights set forth in the 2010 Stock Incentive Plan and a stockholders agreement between Holdings and its stockholders. See the “Grant of Plan Based Awards” table and the “Equity Compensation” section of the “Compensation Discussion and Analysis” above for details on option grants to named executive officers in 2013.

Employment and Non-Interference Agreements

The Company or one of its subsidiaries is party to employment agreements with each of our named executive officers, each described in more detail below. The employment agreements provide that our named executive officers will be entitled to receive certain severance payments and benefits following a change in control and/or a termination of employment under certain conditions. See the “Potential Payments Upon a Termination or Change in Control” section for details on these provisions. Each of our named executive officers has entered into a confidentiality and non-interference agreement with the

Company. Under those agreements, the named executive officers are subject to restrictions on competition and interference during their employment with the Company and for a period of between 12 and 24 months thereafter. The agreements also contain standard confidentiality, invention assignment and non-disparagement covenants.

Slaine Employment Agreement Terms

Pursuant to his employment agreement with the Company and Holdings, Mr. Slaine was entitled to receive an annual base salary of not less than $644,000 in 2013, and has a target annual bonus opportunity equal to 93% of his base salary, payable upon the achievement of annual corporate and individual performance objectives for each such year (as established by the compensation committee in consultation with Mr. Slaine). In September 2013, Mr. Slaine entered into a letter agreement with the Company and Holdings regarding the appointment of Mr. Daffron as the Company’s President and Chief Executive Officer, pursuant to which Mr. Slaine agreed that his title and role with the Company would revert to that of Executive Chairman, and that his employment would continue to be governed by the terms of the employment agreement. Mr. Slaine is also entitled to receive, in lieu of any adjustment to his options, an additional bonus any time Holdings declares and pays a dividend to the holders of its common stock in an amount equal to the product of the number of shares of stock underlying outstanding options held by Mr. Slaine as of the date of such dividend and the per-share amount of the dividend. Mr. Slaine received a one-time bonus equal to $740,741 following the effective date of the Merger, and prior to the occurrence of a liquidity event, Mr. Slaine and the Company have agreed to negotiate a liquidity event bonus of at least $300,000.

Daffron/Chippari/Goor/Nadler/Videtto Employment Agreement Terms

Pursuant to their employment agreements with the Company, Messrs. Daffron, Chippari, Goor, Nadler and Videtto are entitled to receive an annual base salary of no less than $600,000, $350,000, $500,000, $400,000 and $375,000, respectively, and have a target annual bonus opportunity equal to 100%, 70% (increased from 50% in 2012), 100%, 100% and 50%, respectively, of their base salary, which is payable subject to the achievement of annual corporate and individual performance objectives established for each such year. Pursuant to his employment agreement, Mr. Videtto is also entitled to receive the following benefits related to his assignment in Hong Kong: (i) a cost-of-living adjustment of up to $90,000 (subject to annual review and adjustment for significant changes), (ii) a housing allowance of up to $16,000 per month, (iii) payment of reasonable relocation costs associated with Mr. Videtto’s move to Hong Kong, (iv) payment of repatriation costs associated with Mr. Videtto’s return to the United States upon completion of his Hong Kong assignment, (v) two round-trip “home leave” airplane tickets per year for each of himself, his spouse, and their children, and (vi) a tax equalization benefit for the duration of his Hong Kong assignment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers as of December 31, 2013.

		Option Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($) (2)	Option Expiration Date

Stephen C. Daffron	9/23/2013(3)	—	20,000,000		1.16	9/23/2023

Mason Slaine	8/4/2010(4)	—	40,000,000	(9)	0.80	8/4/2020

Vincent Chippari	10/25/2010(5)(7)	633,333	366,667		1.00	10/25/2020
	10/25/2010(6)(7)	—	1,000,000		0.70	10/25/2020
	9/14/2011(5)(7)	58,333	66,667		1.10	9/14/2021
	9/14/2011(6)(7)	—	125,000		0.80	9/14/2021
	9/23/2013(8)		750,000		1.16	9/23/2023

Alexander Goor	9/15/2010(5)(7)	6,168,079	2,858,379		1.00	9/15/2020
	9/15/2010(6)(7)	—	18,052,917		0.70	9/15/2020

Jay Nadler	10/25/2010(5)(7)	375,000	825,000		1.00	10/25/2020
	10/25/2010(6)(7)	—	4,500,000		0.70	10/25/2020
	9/23/2013(3)		500,000		1.16	9/23/2023

Daniel Videtto	4/8/2011(5)(7)	26,666	23,334		1.00	4/8/2021
	4/8/2011(6)(7)	—	50,000		0.70	4/8/2021
	5/18/2012(5)(7)	250,000	500,000		1.18	5/18/2022
	5/18/2012(6)(7)	—	750,000		0.88	5/18/2022

(1)	The securities underlying each option award are shares of Holdings common stock, par value $0.01 per share.
(2)	The exercise prices of our stock options were set at the fair market value of a share of our stock at the time of the grant, with fair market values being determined by the Board in good faith, based on all available facts and circumstances, including the price paid by Holdings’ primary shareholders for each share of Holdings’ common stock in connection with the Merger.
(3)	One-third of the options vest over 5 years based on continued service with the company, and two-thirds vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreement.
(4)	Mr. Slaine’s options are subject to time and performance-based vesting, both dependent on the total return received (or deemed received) by the Igloo Holdings Corporation private equity sponsors on their initial investment in Holdings on the occurrence of certain events, such as a change in control or an initial public offering of Igloo Holdings Corporation.
(5)	These time-based options vest over 5 years based on continued service with the Company.
(6)	These performance-based options vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreements.
(7)	In connection with the extraordinary cash dividend declared by the Holdings Board on December 18, 2012, the options then-held by the named executive officers (other then Mr. Slaine) were equitably adjusted by (i) reducing the per share exercise price of each performance-based option by $0.30, and (ii) providing each of the named executive officers with a cash payment of $0.309 per share (the aggregate amount of the extraordinary cash dividend that a named executive officer would have received had such named executive officer exercised all time-based options with respect to all the underlying shares (whether vested or unvested) immediately prior to the extraordinary dividend record date) in lieu of a reduction in the per share exercise price of each time-based option. The portion of the cash payment attributable to vested time-based options was paid following the extraordinary dividend record date, and the named executive officers shall vest in the remaining portions of the cash payment on each subsequent vesting date for the underlying options, in each case, in an amount equal to the portion of the cash payment attributable to the time-based options that vest on such vesting date, subject to such named executive officer’s continued employment with Holdings on each such date.
(8)	One-half of the options vest over 5 years based on continued service with the company, and one-half vest based on both continued service through, and the return on invested capital received by Holdings’ private equity sponsors upon the occurrence of certain “liquidity events” set forth in the applicable option agreement.
(9)	In connection with the extraordinary dividend declared on December 18, 2012, Holdings entered into a letter agreement with Mr. Slaine, which amended the terms of his employment agreement and the option agreement between Holdings and Mr. Slaine to provide that, in connection with the extraordinary cash dividend, the options held by Mr. Slaine would be equitably adjusted by (i) reducing the per share exercise price of such options by $0.20 and (ii) by providing Mr. Slaine with a cash payment of $4,126,427, which payment will vest and become non-forfeitable on each monthly anniversary of July 29, 2010, subject to Mr. Slaine’s continued employment with Holdings on each such date.

Option Exercises in 2013

The following table sets forth the value realized by each of our named executive officers as a result of the exercise of options during the fiscal year ended December 31, 2013.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Stephen C. Daffron	—	—
Mason Slaine	—	—
Vincent Chippari	—	—
Alexander Goor	—	—
Jay Nadler (3)	300,000	—
Daniel Videtto	—	—

(1)	The amount shown in the Value Realized on Exercise column equals the number of options exercised multiplied by the difference between the fair value of a share of Holdings common stock at the time of exercise and the stock option exercise price. On March 12, 2013, Mr. Nadler exercised 300,000 options with an exercise price of $1.00 and a fair value as of date of exercise of $1.00.

Potential Payments Upon a Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits as described below. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) a change in control (as such term is defined in the Holdings 2010 Stock Incentive Plan), (ii) any resignation without good reason, (iii) an involuntary termination without cause or a resignation for good reason, (iv) a termination by reason of an executive’s death or disability and (v) a termination for cause. The amounts shown assume that the applicable triggering event occurred on December 31, 2013, and therefore are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Under the terms of their respective employment agreements, if any of Messrs. Daffron, Slaine, Chippari, Goor, Nadler and Videtto is terminated by the Company without cause or by the executive for good reason, the executive will be entitled to receive, subject to his execution of a general release in favor of the Company and its affiliates and continued compliance with the terms of his confidentiality and non-interference agreement, (i) continuation of base salary (or in the case of Mr. Goor, an amount equal to two times the sum of his base salary and the greater of his annual bonus for the year prior to termination and $500,000) for 12 months following the date of termination (or, in the case of Mr. Slaine, for a period of up to 24 months if his noncompete is extended), (ii) any unpaid bonus from a previous completed fiscal year, and (iii) reimbursement of COBRA premiums for up to 12 months. Under such circumstances, Messrs. Daffron, Slaine and Nadler are also entitled to receive a pro rata bonus for the year of termination, assuming certain performance targets are met. If any of Messrs. Daffron, Slaine, Chippari, Goor, Nadler and Videtto is terminated on account of death or disability, he will, subject to his (or his estate’s) execution of a general release in favor of the Company and its affiliates, be entitled to any accrued obligations and any unpaid bonus for the completed fiscal year that has ended prior to the date of termination, and in the case of Messrs. Daffron, Slaine and Nadler, a pro rata bonus for the year of termination, based on the achievement of target performance for such year.

Pursuant to the terms of the named executive officers’ option agreements, performance-based options vest upon the occurrence of certain liquidity events based on either (i) the total return received (or deemed received) by Holdings’ private equity sponsors on their initial investment in Holdings (in the case of Mr. Slaine) or (ii) the return on invested capital received by Holdings’ private equity sponsors (in the case of the other named executive officers), in each case in connection with such event. In addition, performance-based options held by Messrs. Daffron, Chippari, Nadler and Videtto will vest upon a termination without cause or for good reason (good reason only applies to Mr. Nadler and one of Mr. Chippari’s grants) within the one-year period following a change in control which does not constitute a liquidity event pursuant to the terms of the option agreements. For a discussion of the treatment of time-based options upon certain terminations of employment, please refer to the table below and the associated footnotes.

The table does not include any amounts related to vested options that the named executive officer would have been entitled to receive on December 31, 2013, regardless of whether a termination event occurred December 31, 2013. The number of vested options held by each named executive officer as of December 31, 2013 is set forth in the “Outstanding Equity Awards at Fiscal Year-End Table” above.

		Triggering Event
Name	Compensation Element	Change in Control ($)	Without Good Reason ($)	For Good Reason/ Without Cause ($)	Death or Disability ($)	For Cause ($)

Stephen C. Daffron	Cash Severance (5)	—	—	600,000	—	—
	Pro Rata Bonus (2)			169,315	169,315
	Time-Based Option Acceleration (6)	2,733,333	—	—	—	—
	Performance-Based Option Acceleration (9)	1,201,959	—	—	—	—
	Benefits Continuation (3)	—	—		—	—
	Total	3,935,292	—	769,315	169,315	—

Mason Slaine	Cash Severance (1)	—	—	676,586	—	—
	Pro Rata Bonus (2)	—	—	629,225	629,225	—
	Performance-Based Option Acceleration (9)	30,616,636	—	30,616,636	30,616,636	—
	Benefits Continuation (3)	—	—	20,734	—	—
	Dividend Payment Acceleration (4)	1,513,023	—	—	—	—
	Total	32,129,659	—	31,943,181	31,245,861	—

Vincent Chippari	Cash Severance (5)		—	367,710	—	—
	Time-Based Option Acceleration (6)	394,084	—	—	—	—
	Performance-Based Option Acceleration (9)	246,255	—	—	—	—
	Benefits Continuation (3)	—	—	21,004	—	—
	Dividend Payment Acceleration (4)	151,517	—	—	—	—
	Total	791,856	—	388,714	—	—

Alexander Goor	Cash Severance (7)	—	—	2,050,600	—	—
	Time-Based Option Acceleration (6)	1,629,275	—	—	—	—
	Performance-Based Option Acceleration (9)	3,453,295	—	—	—	—
	Benefits Continuation (3)	—	—	37,710	—	—
	Dividend Payment Acceleration (4)	1,024,293	—	—	—	—
	Total	6,106,863	—	2,088,310	—	—

Jay Nadler	Cash Severance (5)	—	—	420,240	—	—
	Pro Rata Bonus (2)	—	—	420,240	420,240	—
	Time-Based Option Acceleration (6)	538,583	—	—	—	—
	Performance-Based Option Acceleration (9)	890,842	—	—	—	—
	Benefits Continuation (3)	—	—	21,004	—	—
	Dividend Payment Acceleration (4)	290,139	—	—	—	—
	Total	1,719,564	—	861,484	420,240	—

		Triggering Event
Name	Compensation Element	Change in Control ($)	Without Good Reason ($)	For Good Reason/ Without Cause ($)	Death or Disability ($)	For Cause ($)
Daniel Videtto	Cash Severance (5)	—	—	382,500	—	—
	Time-Based Option Acceleration (6)	208,300	—	—	—	—
	Performance-Based Option Acceleration (9)	123,347	—	—	—	—
	Benefits Continuation (3)	—	—	25,912	—	—
	Dividend Payment Acceleration (4)	174,342	—	—	—	—
	Total	505,989	—	408,412	—	—

1)	The default provision under Mr. Slaine’s employment agreement entitles him to continue to receive his base salary for a period of 12 months following a termination by the Company without cause or by Mr. Slaine for good reason, and the table above is based on the default. However, the Company may elect to extend Mr. Slaine’s non-competition obligations, in which case he will receive continuation of base salary for 24 months following termination and his cash severance would then equal $1,353,172, based on his $676,586 annual base salary in effect on December 31, 2013. Effective January 1, 2014, Mr. Slaine’s annual base salary was adjusted to $338,293, in light of the revised scope of his duties and responsibilities associated with his role as our Executive Chairman.
2)	Upon a termination without cause, for good reason or as a result of death or disability, Messrs. Daffron, Slaine and Nadler are entitled to a pro rata target bonus for the year of termination. The pro rata bonus amounts listed represent Mr. Slaine’s and Mr. Nadler’s 2013 target Annual Bonuses. Mr. Daffron’s bonus amount reflects his target bonus potential of 100%, pro rated based on his number of days worked in 2013.
3)	Represents the estimated cost to provide health, dental, and vision care (where applicable) to the executive (and family where applicable) for 12 months, and in the case of Mr. Goor represents the estimated cost to provide health care to Mr. Goor and his family for a period of 24 months following termination.
4)	Represents the value of unvested cash payments awarded in respect of the named executive officers’ time-based options (or, in the case of Mr. Slaine, all options) in connection with the extraordinary dividend, which payments will vest and be paid upon the occurrence of a change in control.
5)	Upon a termination without cause or for good reason, Messrs. Daffron, Chippari, Nadler and Videtto will be entitled to a continuation of their base salary for 12 months.
6)	Pursuant to the terms of the stock option grant agreements with Messrs. Daffron, Chippari, Nadler and Videtto, upon a termination without cause within the one-year period following a change in control, all time-vesting stock options that had not previously vested prior to the date of termination shall vest in full. In the case of Mr. Goor, upon the occurrence of a change in control, all time-vesting stock options that had not previously vested prior to the date of the change in control shall vest in full. In the event a change in control had occurred on December 31, 2013, such event would have resulted in the vesting of time-based stock options to purchase 2,858,379 shares of Holdings common stock for Mr. Goor. In the event a change in control had occurred on December 31, 2013 and the named executive officer was terminated without cause (or in the case of the October 2010 grants to Messrs. Chippari and Nadler, and the September 2013 grant to Mr. Daffron the named executive officer resigned for good reason), such event(s) would have resulted in the vesting of time-based stock options to purchase 6,666,667 shares of Holdings common stock for Mr. Daffron, 808,334 shares of Holdings common stock for Mr. Chippari, 991,667 shares of Holdings common stock for Mr. Nadler, and 523,334 shares of Holdings common stock for Mr. Videtto. The amount shown is this row is the number of shares underlying time-based stock option(s) that were unvested as of December 31, 2013 multiplied by the positive difference between the estimated fair market value of a share of Holdings common stock on December 31, 2013 ($1.57 per share) and the per share exercise price Estimated fair market value of a share of Holdings common stock for purposes of the amounts included in the table was determined by management using the same methodology used to determine grant date fair value, however, no discount was applied for lack of marketability. For information on the valuation assumptions with respect grant date fair value, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The marketability discount was not applied because if a change in control is assumed to have occurred on December 31, 2013, a marketability discount would de facto not be applicable.
7)	Upon a termination without cause or for good reason, Mr. Goor is entitled to an amount equal to two times the sum of (i) his then current base salary, and (ii) the greater of the annual bonus earned in the calendar year prior to termination and $500,000, payable in monthly installments over the 24-month period following his termination of employment.

8)	In the event that Mr. Slaine’s employment terminated without cause, for good reason or due to death or disability as of, or a change in control had occurred on, December 31, 2013, the internal rate of return deemed to have been received by the stockholders of Holdings in connection with such event would have resulted in the vesting of stock options to purchase 39,761,865 shares of Holdings’ common stock. The amount shown is this row is the number of shares underlying these stock options multiplied by positive difference between the fair market value of a share of Holdings’ common stock on December 31, 2013 ($1.57 per share) and the per share exercise price of the stock options ($0.80 per share). The number of shares deemed vested as of December 31, 2013 was determined by reference to the vesting percentage formula set forth in the option grant agreement and management’s estimation of the annual compounded internal rate of return to the Sponsors as of December 31, 2013.
9)	In the event that a change in control had occurred on December 31, 2013, the return deemed to have been received by the stockholders of Holdings in connection with such change in control would have resulted in the vesting of exit vesting stock options to purchase 302,322 shares of Holdings common stock for Mr. Chippari, 3,969,304 shares of Holdings common stock for Mr. Goor, 1,062,707 shares of Holdings common stock for Mr. Nadler, and 175,896 shares of Holdings common stock for Mr. Videtto. The amount shown is this row is the number of shares underlying the stock option(s) multiplied by the positive difference between the estimated fair market value of a share of Holdings common stock on December 31, 2013 ($1.57 per share) and the per share exercise price. Estimated fair market value of a share of Holdings common stock determined by management using the same methodology used to determine grant date fair value, however, no discount was applied for lack of marketability. For information on the valuation assumptions with respect grant date fair value, refer to Note 8 in “Stock Based Compensation” in our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The marketability discount was not applied because if a change in control is assumed to have occurred on December 31, 2013, a marketability discount would de facto not be applicable. The number of shares deemed vested as of December 31, 2013 was determined by reference to the vesting percentage formula set forth in the applicable option grant agreement and management’s estimation of the Sponsors’ net return on invested capital as of December 31, 2013.

DIRECTOR COMPENSATION

We did not provide any compensation to non-employee members of our board of directors for service on our board of directors and none of our non-employee directors received any cash or equity compensation during the year ended December 31, 2013.

Mr. Prozes serves on the Boards of Directors of Igloo Holdings, Igloo Intermediate and Interactive Data Corporation. On May 13, 2011, Holdings granted to Mr. Prozes 400,000 shares of restricted common stock of Holdings pursuant to the Holdings 2010 Stock Incentive Plan (the “Prozes Restricted Shares”), subject to a Restricted Stock Grant Notice and Agreement entered into by Mr. Prozes and Holdings (the “Prozes Grant Agreement”). Twenty percent of the Prozes Restricted Shares vested on May 13, 2012, with the remainder vesting in 48 substantially equal monthly installments thereafter, subject to his continued service on the Holdings board of directors through each vesting date. All of the Prozes Restricted Shares will vest in full upon a change in control of Holdings. Such shares are subject to transfer restrictions and repurchase rights following a termination of employment in accordance with the terms of the Holdings 2010 Stock Incentive Plan. In connection with the grant of the Prozes Restricted Shares, Mr. Prozes also entered into a confidentiality agreement. The Company has concluded that under US GAAP, primarily as a result of Mr. Prozes’s relationship with Holdings as well as the terms of the Prozes Grant Agreement, the Prozes Restricted Stock Units are not to be accounted for in the financial statements of the Company. |Pursuant to the terms of the Prozes Grant Agreement, as of December 31, 2013, of the 400,000 restricted shares subject to the grant, Mr. Prozes held 193,333 shares of unvested and 206,667 shares of vested restricted common stock of Holdings.

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

The following table sets forth as of March 1, 2014 certain information regarding the beneficial ownership of the voting securities of Holdings by (a) each person known by us to beneficially own more than a five percent equity interest in of Holdings, (b) each member of our Board of Directors and Holdings’ Board of Directors, (c) all of our executive officers named in the “Summary Compensation Table” , and (d) all of our executive officers and our directors and the directors of Holdings, as a group.

Name	Common Stock of Igloo Holdings Corporation Beneficially Owned	Percent of Outstanding Shares Beneficially Owned
Silver Lake Partners and affiliates (1) (3) 2775 Sand Hill Road, Suite 100 Menlo Park, CA 94025	821,754,225	59.7%
Warburg Pincus and affiliates (2) (3) 450 Lexington Avenue New York, NY 10017	765,215,532	55.6%
Mason Slaine (4)	27,500,000	2.0%
Stephen C. Daffron (5)	8,620,689	*
Michael Bingle (1) (3) (7)	821,754,225	59.7%
Vincent Chippari (8)	766,666	*
Cary Davis (2) (9)	765,215,532	55.6%
Sean Delehanty (1) (7)	821,754,225	59.7%
Alexander Goor (6)	13,769,843	1%

Jay Nadler (12)	2,925,000	*
James Neary (2) (3) (9)	765,215,532	55.6%
Joseph Osnoss (1) (7)	821,754,225	59.7%
Andrew Prozes (10)	2,233,333	*
Chandler Reedy (11)	821,754,225	55.6%
Daniel Videtto (13)	330,000	*
Directors and executive officers as a group, including those named above	1,385,688,452	100.0%

*	Indicates beneficial ownership of less than one percent of the outstanding shares of common stock of Igloo Holdings Corporation.
(1)

The shares of common stock of Igloo Holdings Corporation that are attributed to Silver Lake and affiliates consist of an aggregate of 555,880,073 shares directly held by Silver Lake Partners III, L.P. (“SLP III”) and 5,873,152 shares directly held by Silver Lake Technology Investors III, L.P. (“SLTI III” and, together with SLP III, “Silver Lake”) and 260,001,000 shares directly held by Igloo Co-Invest, LLC, a Delaware limited liability company (“Igloo Co-Invest”). The general partner of each of SLP III and SLTI III is Silver Lake Technology Associates III, L.P. (“SLTA III”). The general partner of SLTA III is SLTA III (GP), L.L.C. The sole member of SLTA III (GP), L.L.C. is Silver Lake Group, L.L.C. (“Silver Lake Group”). The managing member of Silver Lake Management Company III L.L.C. is Silver Lake Technology Management, L.L.C. (“SLTM”). The sole member of SLTM is Silver Lake Technology Management, L.P. (“SLTM LP”). The general partner of SLTM LP is SLTM GP, L.L.C. (“SLTM GP”). Silver Lake

Group and SLTM GP are controlled by Michael Bingle, James Davidson, Egon Durban, Kenneth Hao, and Greg Mondre. As such, they may be deemed to have voting or investment power over the securities held by SLP III and SLTI III. Each of them, however, disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. The address of the Silver Lake entities is 2775 Sand Hill Road Suite 100, Menlo Park, CA 94025. The managing member of Igloo Co-Invest is Igloo Manager Co-Invest, LLC, a Delaware limited liability company (“Igloo Manager”). SLTA III and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, Silver Lake Technology Associates III, L.P. may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. Silver Lake Technology Associates III, L.P. disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(2)	The shares of common stock of Igloo Holdings Corporation that are attributed to Warburg Pincus and affiliates consist of an aggregate of 489,552,882 shares directly held by Warburg Pincus Private Equity X, L.P. and 15,661,650 shares directly held by Warburg Pincus X Partners, L.P., both Delaware limited partnerships (together, “WP X”) and 260,001,000 shares directly held by Igloo Co-Invest. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of the WP X entities. Warburg Pincus X, LLC, a Delaware limited liability company (“WP X LLC”), is the general partner of WP X GP. Warburg Pincus Partners, LLC, a New York limited liability company (“WP Partners”), and a direct subsidiary of Warburg Pincus & Co., a New York general partnership (“WP”), is the sole member of WP X LLC. WP is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP X entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017. The managing member of Igloo Co-Invest is Igloo Manager. WP X GP and SLTA III each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to its right to designate one of the two members of the management committee of Igloo Manager, WP X GP may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. WP X GP disclaims beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(3)	Igloo Co-Invest, LLC is a Delaware limited liability company. The managing member of Igloo Co-Invest is Igloo Manager. Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC each have the right to appoint one of the two members of the management committee of Igloo Manager. Due to this right, each of Silver Lake Technology Associates III, L.P. and Warburg Pincus X, LLC may be deemed to beneficially own the 260,001,000 shares of common stock of Igloo Holdings Corporation held by Igloo Co-Invest. The current member of the management committee appointed by Silver Lake is Mr. Bingle. The current member of the management committee appointed by Warburg Pincus is Mr. Neary. Silver Lake Technology Associates III, L.P., Warburg Pincus X, LLC and Messrs. Bingle and Neary disclaim beneficial ownership of all shares held by Igloo Co-Invest except to the extent of any pecuniary interest therein.
(4)	Mr. Slaine is the executive chairman of our Board of Directors. The shares of common stock of Igloo Holdings Corporation that are attributed to Mason Slaine consist of 21,000,000 shares directly held by Mr. Slaine, 4,000,000 shares directly held by 2013 Slaine Family Investment Trust and 2,500,000 shares directly held by The David Slaine 2010 Trust, both trusts of which Mr. Slaine is the sole trustee. Mr. Slaine is the executive chairman of the company.
(5)	Mr. Daffron is the president and CEO of the Company. Mr. Daffron’s ownership consists of 8,620,689 shares directly held by him.
(6)	Mr. Goor is the chief information officer of the Company. Mr. Goor’s ownership consists of (i) 7,000,000 shares directly held by him, and (ii) 6,769,843 shares issuable upon the exercise of options which are exercisable as of April 29, 2014.
(7)	Messrs. Bingle, Delehanty and Osnoss, directors of the company, are each directors or managing directors of several Silver Lake entities. Mr. Bingle is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Bingle, Delehanty and Osnoss are included because of their affiliation with the Silver Lake entities. Messrs. Bingle, Delehanty and Osnoss disclaim beneficial ownership of all shares held by the Silver Lake entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.
(8)	Mr. Chippari is a senior vice president and the chief financial officer of the company. Mr. Chippari’s ownership consists of 766,666 shares issuable upon the exercise of options which are exercisable as of April 29, 2014.
(9)	Messrs. Davis and Neary, directors of the Company, are Managing Directors and Members of WP LLC. Mr. Neary is a manager of Igloo Manager, as described in footnote 3. All shares indicated as owned by Messrs. Davis and Neary are included because of their affiliation with the Warburg Pincus entities. Messrs. Davis and Neary disclaim beneficial ownership of all shares held by the Warburg Pincus entities and Igloo Co-Invest except to the extent of any pecuniary interest therein.

(10)	Mr. Prozes is a director of the Company. Mr. Prozes’s ownership consists of (i) 2,000,000 shares directly held by him plus (ii) the 233,333 shares that are vested as of April 29, 2014 under his May 13, 2011 restricted stock grant.
(11)	Mr. Reedy is a director of the Company and a principal of WP LLC.
(12)	Mr. Nadler is the chief operating officer of the Company. Mr. Nadler’s ownership consists of (i) 1,050,000 shares held by Mr. Nadler directly and (ii) 1,350,000 shares directly held by Nadler Family Investments LLC, of which Mr. Nadler is the sole member, and (iii) 525,000 shares issuable upon the exercise of options that are exercisable as of April 29, 2014.
(13)	Mr. Videtto is the Company’s managing director, Asia Pacific. Mr. Videtto’s ownership consists of 330,000 shares issuable upon the exercise of options that are exercisable as of April 29, 2014.

The following provides certain aggregate information with respect to our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Securityholders	—		—	—
Equity Compensation Plans not Approved by Securityholders (1)	148,843,793	(2)	$.88	9,364,544	(3)

Total	148,843,793		$.88	9,364,544

(1)	Since Holdings, our indirect parent is a privately held corporation, the Holdings Board, and not the Holdings stockholders, have approved all decisions related to equity-based compensation, including the approval of the 2010 Stock Incentive Plan of Holdings in August 2010 and the amendments thereto.
(2)	Represents options to purchase shares of common stock of Holdings and restricted stock units under the 2010 Stock Incentive Plan. Includes 193,334 shares of unvested restricted stock units granted to Mr. Prozes.
(3)	Represents shares reserved for issuance under the 2010 Stock Incentive Plan, as of December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Management Agreement

On July 29, 2010, prior to the consummation of the Merger, certain affiliates of the Sponsors entered into a Transaction and Management Fee Agreement (the “Management Agreement”) with Merger Sub, The Management Agreement was assumed by the Company following the consummation of the Merger. Pursuant to the terms of the Management Agreement, such affiliates will provide monitoring, advisory and consulting services to the Company and its subsidiaries. Pursuant to the Management Agreement, such affiliates are entitled to receive an aggregate annual management fee of $3 million, which amount may increase in the event that the Company or any of its subsidiaries enter into any business combination with another entity that is large enough to constitute a “significant subsidiary” of the Company under Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). The Management Agreement also provides for the reimbursement of out-of-pocket expenses incurred by the Sponsors and their affiliates in connection with the provision of services pursuant to the Management Agreement, the making or any regulatory filings related to the ownership, directly or indirectly, of the Company’s and its subsidiaries’ equity securities and the ownership or sale of such equity securities. The Management Agreement has an initial term expiring on the eight year anniversary of the Management Agreement, provided that the term will be extended for successive one-year terms unless the Company or each affiliate of the Sponsors provides notice to the other of their desire not to automatically extend the term. In addition, pursuant to the Management Agreement, such affiliates of the Sponsors also received aggregate transaction fees of $50 million at the closing of the Merger in connection with certain services provided in connection with the Merger and related transactions. In the event of an initial public offering or certain other circumstances, including a change of control transaction and other financing, acquisition and disposition transactions, such affiliates may also receive certain additional fees in amounts to be agreed. The Management Agreement also contains customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

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

Management Employment Agreements

Each of Messrs. Slaine, Daffron, Chippari, Goor and Nadler entered into an employment agreement with us and/or Holdings. See Item 11, Executive Compensation – Employment Agreements.

Employment of Matthew Kim

Matthew Kim, the brother-in-law of Alexander Goor, our Chief Information Officer, was hired in September 2010 to serve as Senior Business Analyst and his title was subsequently changed to Director, Data Collection Operations of our pricing and reference data business. His current annual salary is $125,460. Mr. Kim earned an annual bonus for 2013 in the amount of $49,500 and received 401(k) retirement plan matching contributions in the amount of $7,076, with an additional annual basic company 401(k) retirement plan contribution of $2,363 to be paid in March 2014. Mr. Kim is entitled to future annual bonuses as well as company matching and basic annual contributions under our 401(k) retirement plan.

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

Independent Public Accounting Firm Fees and Services

The aggregate fees billed for professional services provided to us by Ernst & Young LLP, our independent registered public accounting firm, with respect to services performed in 2012 and 2013 were:

Type of Fees	2013	2012
Audit Fees	$1,585,500	$1,497,000
Audit-Related Fees	—	—
Tax Fees	165,000	288,000
All Other Fees	3,000	3,000

Total	$1,753,500	$1,788,000

In the above table:

•	“audit fees” are fees for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and reviews of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the registered independent public accounting firm in connection with statutory and regulatory filings or engagements;

•	“audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees.

•	“tax fees” are fees for tax compliance, tax advice, and tax planning services. Tax advice and tax planning services relate to certain international and domestic tax planning advice or tax return review.

•	“all other fees” are fees for any services not included in the first three categories.

Amounts disclosed do not include any amounts payable to Ernst & Young for services performed for Igloo Holdings Corporation financial statements.

The fees for 2013 in the above table have not yet all been billed by Ernst & Young LLP and reflect Ernst & Young LLP’s estimate of fees for 2013.

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

In 2013 and 2012, all services for which we engaged our independent registered public accounting firm were pre-approved by our Audit Committee, and no fees were provided under the de minimis exception to the Audit Committee pre-approval requirements in accordance with SEC rules and regulations.

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

(b).	Exhibits

The exhibits to this Form 10-K are listed below.

Exhibits

2.1	Agreement and Plan of Merger, dated May 3, 2010, among Hg Investors LLC, Igloo Merger Corporation and Interactive Data Corporation (Exhibit 2.1 to Company’s Current Report on Form 8-K filed on May 5, 2010)

3.1	Amended and Restated Certification of Incorporation of Interactive Data Corporation (Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

3.2	Amended and Restated Bylaws of Interactive Data Corporation (Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.1	Indenture, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the Senior Unsecured Notes (Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

4.2	Registration Rights Agreement, dated as of July 29, 2010, among Igloo Merger Corporation, Interactive Data Corporation, the Guarantors named therein and Barclays Capital Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, RBC Capital Markets Corporation, and Santander Investment Securities Inc. (Exhibit 4.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.1	Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.2	First Refinancing Amendment, dated February 11, 2011 to Credit Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Igloo Intermediate Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (filed as Exhibit 10.34 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.3	Second Refinancing Amendment, dated February 6, 2013 to Credit Agreement, dated July 29, 2010, by and among Igloo Intermediate Corporation, Interactive Data Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on February 7, 2013)

10.4	Master Guarantee Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.5	Supplement to Master Guarantee Agreement, dated as of February 6, 2013, between BondEdge Solutions LLC and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed on February 7, 2013)

10.6	Collateral Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.7	Copyright Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

Exhibits

10.8	Patent Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.9	Trademark Security Agreement, dated July 29, 2010, by and among Interactive Data Corporation, Banc of America Securities LLC and UBS Securities LLC as joint lead arrangers, Banc of America Securities LLC, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC as joint bookrunning managers, Bank of America, N.A., as administrative agent, UBS Securities LLC as syndication agent and Barclays Bank PLC and Credit Suisse Securities (USA) LLC as co-documentation agents (Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.10	Intercompany Note, dated as of July 29, 2010, between Interactive Data Corporation, Igloo Merger Corporation, Igloo Holdings Corporation, and the subsidiaries of Interactive Data Corporation that are signatories thereto (Exhibit 10.7 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.11	Igloo Holdings Corporation 2010 Stock Incentive Plan (Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.12	Igloo Holdings Corporation Amendment No. 1 to 2010 Stock Incentive Plan (Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.13	Igloo Holdings Corporation Amendment No. 2 to 2010 Stock Incentive Plan, dated January 5, 2011 (filed as Exhibit 10.35 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.14	Form of Option Agreements (time vesting and performance vesting) (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K filed on March 13, 2013)**

10.15	Transaction and Management Fee Agreement, dated July 29, 2010, by and between Igloo Merger Corporation, Silver Lake Management Company III, L.L.C., which agreement was assumed by Interactive Data Corporation (Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.16	Shareholders Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, and the shareholders named therein (Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.17	Registration Rights Agreement, dated as of July 29, 2010, by and among Interactive Data Corporation, Igloo Holdings Corporation, Igloo Intermediate Corporation, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Warburg Pincus Private equity X, L.P., Warburg Pincus X Partners, L.P., and certain other investors named therein (Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.18	Pensions Transitional Agreement, dated as of May 7, 2010, by and among Pearson plc, Pearson DBC Holdings Inc., Pearson Services Limited, Pearson Management Services Limited, Interactive Data Corporation, Interactive Data (Europe) Ltd., and Hg Investors LLC (Exhibit 10.14 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.19	Deed of Cessation of Participation, dated as of May 7, 2010, in respect of Pearson Group Pension Plan, by and among Pearson Services Limited, Pearson Group Pension Trustee Limited and Interactive Data (Europe) Ltd. (Exhibit 10.15 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)

10.20	Employment Agreement, dated August 4, 2010, between Mason Slaine, Igloo Holdings Corporation and Interactive Data Corporation (Exhibit 10.16 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.21	Option Grant Notice and Agreement, dated August 4, 2010, between Mason Slaine and Igloo Holdings Corporation (Exhibit 10.17 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.22	Side Letter Agreement, dated August 4, 2010, by and among, Mason Slaine, The Mason Slaine 2010 Trust and the David Slaine 2010 Trust (Exhibit 10.18 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.23	Employment Agreement, dated September 17, 2010, between Vincent Chippari and Interactive Data Corporation (Exhibit 10.19 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

Exhibits

10.24	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 13, 2010, executed by Vincent Chippari (Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q filed on November 15, 2010)**

10.26	Employment Agreement, dated September 15, 2010, between Alexander Goor and Interactive Data Corporation (filed as Exhibit 10.22 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.27	Confidentiality, Non-Interference and Invention Assignment Agreement, dated September 15, 2010, executed by Alexander Goor (filed as Exhibit 10.23 to Company’s Annual Report on Form 10-K filed on March 31, 2011) **

10.29	Employment Agreement, dated October 8, 2010, between Jay Nadler and Interactive Data Corporation (filed as Exhibit 10.25 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.30	Confidentiality, Non-Interference and Invention Assignment Agreement, dated October 8, 2010, executed by Jay Nadler (filed as Exhibit 10.26 to Company’s Annual Report on Form 10-K filed on March 31, 2011)**

10.31	Interactive Data Corporation Severance Plan for U.S. Employees (filed as Exhibit 10.31 to Company’s Annual Report on Form 10-K filed on March 13, 2013)**

10.32	Form of Sponsor Director Indemnification Agreement (filed as Exhibit 10.32 to Company’s Annual Report on Form 10-K filed on March 31, 2011)

10.33	Sponsor Agreement dated March 28, 2011 (filed as Exhibit 10.33 to Company’s Annual Report on Form 10-K filed on March 31, 2011).

10.34	Form of Confidentiality, Non-Interference and Invention Agreement (filed as Exhibit 10.34 to Company’s Annual Report on Form 10-K filed on March 16, 2012).

10.35	Employment Agreement, dated February 6, 2012 between Daniel Videtto and Interactive Data Corporation (filed as Exhibit 10.35 to Company’s Annual Report on Form 10-K filed on March 13, 2013)**

10.36	Letter Agreement by and between Daniel Videtto and Interactive Data Japan KK, dated April 5, 2011 (filed as Exhibit 10.36 to Company’s Annual Report on Form 10-K filed on March 13, 2013)**

10.37	Director Compensation Agreement, dated May 13, 2011, executed by Vincent Chippari (Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.38	Restricted Stock Grant Notice and Agreement, dated May 13, 2011, by and between Igloo Holdings Corporation and Andrew Prozes (filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.39	Confidentiality Agreement, dated May 5, 2011, executed by Andrew Prozes (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on August 9, 2011)**

10.40	Letter Agreement by and between Igloo Holdings Corporation and Mason Slaine, dated December 18, 2012 (filed as Exhibit 10.40 to Company’s Annual Report on Form 10-K filed on March 13, 2013)**

10.41	Employment Agreement dated September 12, 2013 by and between the Company and Stephen Daffron. (filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.42	Option Grant Notice and Agreement dated September 23, 2013 by and between Igloo Holdings Corporation and Stephen Daffron. (filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.43	Subscription Agreement dated September 26, 2013 by and between Igloo Holdings Corporation and Stephen Daffron (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013).**

10.45	Secured Recourse Promissory Note and Pledge Agreement dated September 26, 2013. (filed as Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.46	Joinder to Shareholder Agreement dated September 26, 2013 executed by Stephen Daffron. (filed as Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.47	Confidentiality, non-Interference and Invention Assignment Agreement dated September 12, 2013 executed by Stephen Daffron. (filed as Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.48	Letter Agreement dated September 12, 2013 by and between Mason Slaine, the Company and Igloo Holdings Corporation. (filed as Exhibit 10.7 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.49	Amendment No. 3 to the Igloo Holdings Corporation 2010 Stock Incentive Plan, dated September 5, 2013. (filed as Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q filed on November 12, 2013)**

10.50	Letter Agreement dated February 25, 2014 by and between Mason Slaine, the Company and Igloo Holdings Corporation.**

21	Subsidiaries of the Company

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished)

101	The following materials from Interactive Data Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations, (ii) the Audited Consolidated Statements of Comprehensive Income (iii) the Audited Consolidated Balance Sheets, (iv) the Audited Consolidated Statement of Stockholder’s Equity, (v) the Audited Consolidated Statements of Cash Flows, and (vi) Notes to Audited Consolidated Financial Statements, tagged as blocks of text.

Exhibits followed by a parenthetical are previously filed and incorporated by reference from the document described.

**	Indicates Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE DATA CORPORATION

By:	/S/ STEPHEN C. DAFFRON
Stephen C. Daffron
President and Chief Executive Officer

March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 13, 2014.

Signature	Title

/S/ STEPHEN DAFFRON	President and Chief Executive Officer
Stephen Daffron

/S/ VINCENT CHIPPARI	Senior Vice President, Treasurer and Chief Financial Officer
Vincent Chippari

/S/ MICHAEL BINGLE	Director
Michael Bingle

/S/ CARY DAVIS	Director
Cary Davis

/S/ SEAN DELEHANTY	Director
Sean Delehanty

/S/ JAMES NEARY	Director
James Neary

/S/ JOSEPH OSNOSS	Director
Joseph Osnoss

/S/ ANDREW PROZES	Director
Andrew Prozes

/S/ CHANDLER REEDY	Director
Chandler Reedy

/S/ MASON SLAINE	Chairman of the Board
Mason Slaine